Form 10-Q
period 2021-03-31
AG Mortgage Investment Trust, Inc.
filed 2021-05-07
CIK 1514281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________

FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

As of May 4, 2021, there were 46,522,759 outstanding shares of common stock of AG Mortgage Investment Trust, Inc.

AG MORTGAGE INVESTMENT TRUST, INC.

PART I

ITEM 1. FINANCIAL STATEMENTS

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands, except per share data)

	March 31, 2021	December 31, 2020
Assets
Real estate securities, at fair value:
Agency - $915,423 and $460,949 pledged as collateral, respectively	$915,423	$518,352
Non-Agency - $14,751 and $28,653 pledged as collateral, respectively	16,371	38,406
CMBS - $29,439 and $42,669 pledged as collateral, respectively	45,838	56,788
Residential mortgage loans, at fair value - $257,844 and $46,571 pledged as collateral, respectively (1)	642,959	435,441
Commercial loans, at fair value	58,209	111,549
Commercial loans held for sale, at fair value	—	13,959
Investments in debt and equity of affiliates	160,323	150,667
Excess mortgage servicing rights, at fair value	3,000	3,158
Cash and cash equivalents	51,637	47,926
Restricted cash	39,918	14,392
Other assets	8,922	9,407
Total Assets	$1,942,600	$1,400,045

Liabilities
Financing arrangements	$1,132,200	$564,047
Securitized debt, at fair value (1)	344,429	355,159
Payable on unsettled trades	—	51,136
Dividend payable	2,791	1,243
Other liabilities	7,875	18,755
Total Liabilities	1,487,295	990,340
Commitments and Contingencies (Note 12)
Stockholders’ Equity
Preferred stock - $0.01 par value; 50,000 shares authorized:
8.25% Series A Cumulative Redeemable Preferred Stock; 1,663 and 1,817 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively ($41,580 and $45,413 aggregate liquidation preference, respectively)	40,110	43,808
8.00% Series B Cumulative Redeemable Preferred Stock; 3,814 and 4,165 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively ($95,353 and $104,118 aggregate liquidation preference, respectively)	92,279	100,762
8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 3,883 shares issued and outstanding at March 31, 2021 and December 31, 2020 ($97,079 aggregate liquidation preference)	93,908	93,908
Common stock, par value $0.01 per share; 450,000 shares of common stock authorized and 46,503 and 41,434 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	465	414
Additional paid-in capital	710,746	688,871
Retained earnings/(deficit)	(482,203)	(518,058)
Total Stockholders’ Equity	455,305	409,705

Total Liabilities & Stockholders’ Equity	$1,942,600	$1,400,045
The accompanying notes are an integral part of these unaudited consolidated financial statements.
(1)See Note 4 for details related to variable interest entities.

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31, 2021	March 31, 2020
Net Interest Income
Interest income	$12,119	$40,268
Interest expense	4,061	19,971
Total Net Interest Income	8,058	20,297

Other Income/(Loss)
Net realized gain/(loss)	(4,038)	(151,143)
Net interest component of interest rate swaps	(741)	923
Unrealized gain/(loss) on real estate securities and loans, net	(6,658)	(313,897)
Unrealized gain/(loss) on derivative and other instruments, net	26,507	5,686
Foreign currency gain/(loss), net	14	1,649
Other income	23	3
Total Other Income/(Loss)	15,107	(456,779)

Expenses
Management fee to affiliate	1,654	2,149
Other operating expenses	3,983	930
Restructuring related expenses	—	1,500
Excise tax	—	(815)
Servicing fees	615	579
Total Expenses	6,252	4,343

Income/(loss) before equity in earnings/(loss) from affiliates	16,913	(440,825)

Equity in earnings/(loss) from affiliates	26,336	(44,192)
Net Income/(Loss)	43,249	(485,017)

Gain on Exchange Offers, net (Note 11)	358	—
Dividends on preferred stock	(4,924)	(5,667)

Net Income/(Loss) Available to Common Stockholders	$38,683	$(490,684)

Earnings/(Loss) Per Share - Basic
Total Earnings/(Loss) Per Share of Common Stock	$0.91	$(14.98)

Earnings/(Loss) Per Share - Diluted
Total Earnings/(Loss) Per Share of Common Stock	$0.91	$(14.98)

Weighted Average Number of Shares of Common Stock Outstanding
Basic	42,348	32,749
Diluted	42,348	32,749
The accompanying notes are an integral part of these unaudited consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands)

For the Three Months Ended March 31, 2021 and March 31, 2020
	Common Stock		8.25% Series A Cumulative Redeemable Preferred Stock	8.00% Series B Cumulative Redeemable Preferred Stock	8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)
	Shares	Amount						Total
Balance at January 1, 2021	41,434	$414	$43,808	$100,762	$93,908	$688,871	$(518,058)	$409,705
Net proceeds from issuance of common stock	2,235	22	—	—	—	10,011	—	10,033
Grant of restricted stock	22	—	—	—	—	80	—	80
Common dividends declared	—	—	—	—	—	—	(2,791)	(2,791)
Preferred Series A dividends declared	—	—	—	—	—	—	(937)	(937)
Preferred Series B dividends declared	—	—	—	—	—	—	(2,082)	(2,082)
Preferred Series C dividends declared	—	—	—	—	—	—	(1,942)	(1,942)
Exchange Offers (Note 11)	2,812	29	(3,698)	(8,483)	—	11,784	358	(10)
Net Income/(Loss)	—	—	—	—	—	—	43,249	43,249
Balance at March 31, 2021	46,503	$465	$40,110	$92,279	$93,908	$710,746	$(482,203)	$455,305

	Common Stock		8.25% Series A Cumulative Redeemable Preferred Stock	8.00% Series B Cumulative Redeemable Preferred Stock	8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)
	Shares	Amount						Total
Balance at January 1, 2020	32,742	$327	$49,921	$111,293	$111,243	$662,183	$(85,921)	$849,046
Grant of restricted stock and amortization of equity based compensation	7	—	—	—	—	303	—	303
Preferred Series A dividends declared	—	—	—	—	—	—	(1,067)	(1,067)
Preferred Series B dividends declared	—	—	—	—	—	—	(2,300)	(2,300)
Preferred Series C dividends declared	—	—	—	—	—	—	(2,300)	(2,300)
Net Income/(Loss)	—	—	—	—	—	—	(485,017)	(485,017)
Balance at March 31, 2020	32,749	$327	$49,921	$111,293	$111,243	$662,486	$(576,605)	$358,665

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended
	March 31, 2021	March 31, 2020
Cash Flows from Operating Activities
Net income/(loss)	$43,249	$(485,017)
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Net amortization of premium/(discount)	(802)	(2,951)
Net realized (gain)/loss	4,038	151,143
Unrealized (gain)/loss on real estate securities and loans, net	6,658	313,897
Unrealized (gain)/loss on derivative and other instruments, net	(26,507)	(5,686)
Foreign currency (gain)/loss, net	(14)	(1,649)
Equity based compensation to affiliate	—	88
Equity based compensation expense	80	215
(Income)/Loss from investments in debt and equity of affiliates in excess of distributions received	(20,403)	45,459
Change in operating assets/liabilities:
Other assets	321	3,489
Other liabilities	(143)	(10,831)
Net cash provided by (used in) continuing operating activities	6,477	8,157
Net cash provided by (used in) discontinued operating activities	—	(726)
Net cash provided by (used in) operating activities	6,477	7,431

Cash Flows from Investing Activities
Purchase of real estate securities	(566,731)	(29,599)
Purchase of residential mortgage loans	(208,927)	(481,470)
Origination of commercial loans	(1,881)	(4,663)
Purchase of commercial loans	(1,788)	(6,778)
Investments in debt and equity of affiliates	(1,122)	(28,180)
Proceeds from sales of real estate securities	111,954	2,449,103
Proceeds from sales of residential mortgage loans	—	8,679
Proceeds from sales of commercial loans	74,579	—
Principal repayments on real estate securities	14,337	97,694
Principal repayments on excess MSRs	223	1,065
Principal repayments on commercial loans	195	—
Principal repayments on residential mortgage loans	12,294	22,674
Distributions received in excess of income from investments in debt and equity of affiliates	12,325	19,509
Net settlement of interest rate swaps and other instruments	27,469	(73,338)
Net settlement of TBAs	—	4,218
Cash flows provided by (used in) other investing activities	619	(2,638)
Net cash provided by (used in) investing activities	(526,454)	1,976,276

Cash Flows from Financing Activities
Net proceeds from issuance of common stock	10,033	—
Borrowings under financing arrangements	2,852,955	11,470,090
Repayments of financing arrangements	(2,284,802)	(13,391,832)
Repayments of secured debt	(10,000)	—
Principal repayments on securitized debt	(12,777)	(5,707)
Net collateral received from (paid to) repurchase counterparty	—	(27,444)
Dividends paid on common stock	(1,243)	(14,734)
Dividends paid on preferred stock	(4,961)	(5,667)
Net cash provided by continuing financing activities	549,205	(1,975,294)

	Three Months Ended
	March 31, 2021	March 31, 2020
Net change in cash and cash equivalents and restricted cash	29,228	8,413
Cash and cash equivalents and restricted cash, Beginning of Period	62,318	125,369
Effect of exchange rate changes on cash	9	(83)
Cash and cash equivalents and restricted cash, End of Period	$91,555	$133,699

Supplemental disclosure of cash flow information:
Cash paid for interest on financing arrangements	$3,979	$27,253
Cash paid for excise and income taxes	$—	$1,010

Supplemental disclosure of non-cash financing and investing activities:
Receivable on unsettled trades	$—	$12,007
Common stock dividends declared but not paid	$2,791	$—
Exchange Offer (Note 11)	$12,181	$—
Transfer of real estate securities in satisfaction of repurchase agreements	$—	$340,267
Change in repurchase agreements from transfer of real estate securities	$—	$339,898
Decrease in securitized debt	$—	$1,193
Transfer from residential mortgage loans to other assets	$571	$206
Transfer from investments in debt and equity of affiliates to CMBS	$—	$320

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	March 31, 2021	March 31, 2020
Cash and cash equivalents	$51,637	$92,299
Restricted cash	39,918	41,400
Total cash and cash equivalents and restricted cash shown in the consolidated statements of cash flows	$91,555	$133,699

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2021

1. Organization

AG Mortgage Investment Trust, Inc. (the "Company") was incorporated in the state of Maryland on March 1, 2011. The Company is a hybrid mortgage REIT that opportunistically invests in a diversified risk adjusted portfolio of credit investments and agency investments, which contains the asset classes further described below.

The Company's investment groups are primarily comprised of the following:

Investment Groups	Description
Credit - Residential
Residential mortgage loans
•Non-QM Loans are residential mortgage loans that are not deemed "qualified mortgage," or "QM," loans under the rules of the Consumer Finance Protection Bureau.
•Performing, re-performing, and non-performing loans are residential mortgage loans collateralized by a first lien mortgage on residential mortgaged property.

Non-Agency Residential Mortgage-Backed Securities ("RMBS")
•Non-Agency RMBS represent fixed- and floating-rate RMBS issued by entities other than U.S. government-sponsored entity ("GSE") or agency of the U.S. government. The mortgage loan collateral for Non-Agency RMBS consists of residential mortgage loans that do not generally conform to underwriting guidelines issued by a GSE or agency of the U.S. government.

Credit - Commercial
Commercial Mortgage-Backed Securities ("CMBS")
•CMBS represent investments of fixed- and floating-rate CMBS secured by, or evidencing an ownership interest in, a single commercial mortgage loan or a pool of commercial mortgage loans. Single-Asset/Single-Borrower securities are CMBS which securitize a single loan that is backed by a single asset (usually a large commercial property) or by a pool of cross collateralized mortgage obligations to a single borrower or related borrowers. Conduit CMBS are CMBS that are collateralized by commercial mortgage loans to multiple borrowers.

Commercial Loans	•Commercial loans are collateralized by an interest in commercial real estate and represent a contractual right to receive money on demand or on fixed or determinable dates.
Agency RMBS	•Agency RMBS represent interests in pools of residential mortgage loans guaranteed by a GSE such as Fannie Mae or Freddie Mac, or any agency of the U.S. Government such as Ginnie Mae.
Excess MSRs
•Excess MSRs represent the excess servicing spread related to mortgage servicing rights, whose underlying collateral is securitized in a trust held by a GSE or agency of the U.S. government ("Agency Excess MSR").

The Company refers to its residential and commercial mortgage loans as "mortgage loans" or "loans."

The Company refers to Agency RMBS, Non-Agency RMBS, and CMBS asset types as "real estate securities" or "securities."

Credit investments include loans, Non-Agency RMBS, and CMBS and agency investments include Agency RMBS and Agency Excess MSRs.

The Company conducts its business through one reportable segment, Securities and Loans, which reflects how the Company manages its business and analyzes and reports its results of operations. On November 15, 2019, the Company sold its portfolio of single-family rental properties ("SFR portfolio") to a third party, which was previously reported as a separate operating segment. The sale of the Company's SFR portfolio met the criteria for discontinued operations.

The Company is externally managed by AG REIT Management, LLC, a Delaware limited liability company (the "Manager"), a wholly-owned subsidiary of Angelo, Gordon & Co., L.P. ("Angelo Gordon"), a privately-held, SEC-registered investment adviser, pursuant to a management agreement. The Manager has delegated to Angelo Gordon the overall responsibility of its day-to-day duties and obligations arising under the management agreement.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2021
The Company conducts its operations to qualify and be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

COVID-19 Impact

The novel coronavirus ("COVID-19") pandemic has caused, and will continue to cause, a significant disruption in the U.S. and world economies. To slow the spread of COVID-19, many countries, including the U.S., have implemented social distancing measures, which have substantially prohibited larger gatherings, including at sporting events, religious services and schools. Further, many regions, including the majority of U.S. states, implemented additional measures, such as shelter-in-place and stay-at-home orders. Many businesses moved to a remote working environment, temporarily suspended operations, laid off a significant percentage of their workforce and/or shut down completely. Moreover, the COVID-19 pandemic and certain of the actions taken to reduce its spread have resulted in lost business revenue, rapid and significant increases in unemployment, changes in consumer behavior and significant reductions in liquidity and the fair value of many assets, including those in which the Company invests. Although many of the government restrictions were relaxed over the summer and early fall of 2020, these conditions, or some level thereof, are expected to continue over the near term and may continue throughout the remainder of 2021, depending on state and local outbreaks and the pace and effectiveness of COVID-19 vaccinations.

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

The full impact of COVID-19 on the mortgage REIT industry, the credit markets and consequently on the Company’s financial condition and results of operations for future periods is uncertain and cannot be predicted at the current time as it depends on several factors beyond the control of the Company including, but not limited to (i) the uncertainty around the severity, duration and spread of the outbreak, (ii) the effectiveness of the United States and global public health response, (iii) the pandemic’s impact on the U.S. and global economies, (iv) the timing, scope and effectiveness of additional governmental responses to the pandemic, including the availability of a treatment or the administration of vaccines, (v) the impact of government interventions, and (vi) the negative impact on the Company's borrowers, asset values and cost of capital.

2. Summary of significant accounting policies

The accompanying unaudited consolidated financial statements and related notes have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows have been included for the interim period and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.

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
March 31, 2021
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
March 31, 2021
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
March 31, 2021
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

In June 2016, FASB issued ASU 2016-13, "Financial Instruments – Credit Losses" ("ASU 2016-13"). This guidance significantly changed how entities measure credit losses for most financial assets, including loans, that are not measured at fair value with changes in fair value recognized through net income. The Company adopted the guidance as of January 1, 2020. The guidance specifically excludes available-for-sale securities and loans measured at fair value, with changes in fair value recognized through net income. Accordingly, the impact of the guidance on accounting for the Company's debt securities and loans is limited to recognition of effective yield which was historically impacted by other than temporary impairment recorded under previous standards. As the guidance eliminates the accounting for other than temporary impairment, this guidance has impacted the Company's unrealized and realized gain/(loss) amounts. As the Company measures its debt securities and loans at fair value with any changes recognized through net income and updates its estimate of the cash flows expected to be collected on these asset classes on at least a quarterly basis recognizing changes in cash flows in interest income prospectively through an adjustment of an asset’s yield over its remaining life, the adoption of the standard did not have a material impact to the Company’s consolidated financial statements.

Realized gains or losses on sales of securities, loans and derivatives are included in the "Net realized gain/(loss)" line item on the consolidated statement of operations. The cost of positions sold is calculated using a first in, first out ("FIFO") basis. Realized gains and losses are recorded in earnings at the time of disposition.

Investments in debt and equity of affiliates

The Company’s unconsolidated ownership interests in affiliates are accounted for using the equity method. A majority of the Company’s investments held through affiliated entities are comprised of real estate securities, loans and its interest in AG Arc LLC. These types of investments may also be held directly by the Company. Certain entities have chosen to make a fair value election on their financial instruments and certain financing arrangements pursuant to ASC 825; as such, the Company will treat these financial instruments and financing arrangements consistently with this election.

Arc Home

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

From time to time, the Company acquires newly originated Non-QM Loans from Arc Home with the intent to securitize the assets and obtain non-recourse financing. In connection with the sale of loans from Arc Home to the Company, gains or losses recorded by Arc Home are consolidated into AG Arc. In accordance with ASC 323-10, for loans acquired from Arc Home that remain on the Company's consolidated balance sheet at period end, the Company eliminates any profits or losses typically recognized through the "Equity in earnings/(loss) from affiliates" line item on the Company's consolidated statement of operations and adjusts the cost basis of the underlying loans accordingly. For the three months ended March 31, 2021, the Company eliminated $0.5 million of intra-entity profits recognized by Arc Home and also decreased the cost basis of the underlying loans by the same amount in connection with loan sales to the Company.

MATH

On August 29, 2017, the Company, alongside private funds managed by Angelo Gordon, formed Mortgage Acquisition Holding I LLC ("MATH") to conduct a residential mortgage investment strategy. MATH in turn sponsored the formation of an

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2021
entity called Mortgage Acquisition Trust I LLC ("MATT") to purchase predominantly Non-QM Loans. Non-QM Loans are not eligible for delivery to Fannie Mae, Freddie Mac, or Ginnie Mae. MATT made an election to be treated as a real estate investment trust beginning with the 2018 tax year.

LOTS

On May 15, 2019 and November 14, 2019, the Company, alongside private funds managed by Angelo Gordon, formed LOT SP I LLC and LOT SP II LLC, respectively, (collectively, "LOTS"). LOTS were formed to originate first mortgage loans to third-party land developers and home builders for the acquisition and horizontal development of land ("Land Related Financing").

Investments in debt and equity of affiliates
The below tables reconcile the fair value of investments to the "Investments in debt and equity of affiliates" line item on the Company's consolidated balance sheets (in thousands).

	March 31, 2021			December 31, 2020
	Assets	Liabilities	Equity	Assets	Liabilities	Equity
Non-QM Loans (1)	$149,039	$(100,762)	$48,277	$153,200	$(111,135)	$42,065
Land Related Financing	22,718	—	22,718	22,824	—	22,824
Other (2)	46,001	(13,236)	32,765	41,940	(5,588)	36,352
Real Estate Securities and Loans, at fair value	$217,758	$(113,998)	$103,760	$217,964	$(116,723)	$101,241
AG Arc, at fair value	52,138	—	52,138	45,341	—	45,341
Cash and Other assets/(liabilities)	8,260	(3,835)	4,425	5,279	(1,194)	4,085
Investments in debt and equity of affiliates	$278,156	$(117,833)	$160,323	$268,584	$(117,917)	$150,667
(1)As of March 31, 2021 and December 31, 2020, Non-QM Loans excluded loans with an unpaid principal balance of $14.2 million and $17.3 million, respectively, whereby an affiliate of MATT has the right, but not the obligation, to repurchase loans from a trust that are 90 days or more delinquent at its discretion. These loans, which are eligible to be repurchased, would be recorded on the balance sheet of MATT, an unconsolidated equity method investee of the Company, with a corresponding and offsetting liability.
(2)Certain loans held in securitized form are presented net of non-recourse securitized debt.

The below table reconciles the net income/(loss) to the "Equity in earnings/(loss) from affiliates" line item on the Company's consolidated statements of operations (in thousands).

	Three Months Ended
	March 31, 2021	March 31, 2020
Non-QM Loans	$14,646	$(26,729)
AG Arc (1)	6,340	(10,026)
Land Related Financing	710	664
Other	4,640	(8,101)
Equity in earnings/(loss) from affiliates	$26,336	$(44,192)
(1)The earnings at AG Arc during the three months ended March 31, 2021 were primarily the result of $4.2 million of net income related to Arc Home's lending and servicing operations and $1.5 million related to changes in the fair value of the MSR portfolio held by Arc Home.

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

In variable interest entities ("VIEs"), an entity is subject to consolidation under ASC 810-10 if the equity investors (i) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, (ii) are unable to direct the entity’s activities or (iii) are not exposed to the entity’s losses or entitled to its residual returns. VIEs within the scope of ASC 810-10 are required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE is

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2021
determined to be the party that has both the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. This determination can sometimes involve complex and subjective analyses. Further, ASC 810-10 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE. In accordance with ASC 810-10, all transferees, including variable interest entities, must be evaluated for consolidation. If the Company determines that consolidation is not required, it will then assess whether the transfer of the underlying assets would qualify as a sale, should be accounted for as secured financings under GAAP, or should be accounted for as an equity method investment, depending on the circumstances. See Note 4 for more detail.

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

The Company entered into securitization transactions of certain of its re-performing and non-performing residential mortgage loans, which resulted in the Company consolidating the respective VIEs that were created to facilitate these transactions and to which the underlying assets in connection with these securitizations were transferred (the "August 2019 VIE" and the "September 2020 VIE"). Based on the evaluations of each VIE, the Company concluded that the VIEs should be consolidated and, as a result, transferred assets of these VIEs were determined to be secured borrowings. Upon consolidation, the Company elected the fair value option pursuant to ASC 825 for the assets and liabilities of the August 2019 VIE and September 2020 VIE. Electing the fair value option allows the Company to record changes in fair value in the consolidated statement of operations, which, in management's view, more appropriately reflects the results of operations for a particular reporting period as all activities will be recorded in a similar manner. The Company applied the guidance under ASU 2014-13, "Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity," whereby the Company determines whether the fair value of the assets or liabilities of the August 2019 VIE and September 2020 VIE are more observable as a basis for measuring the less observable financial instruments. The Company has determined that the fair value of the liabilities of the August 2019 VIE and September 2020 VIE are more observable since the prices for these liabilities are more easily determined as similar instruments trade more frequently on a relative basis than the individual assets of the VIEs. See Note 4 for more detail regarding these VIEs. Refer to Note 5 related to the Company's determination of fair value for the assets and liabilities included within these VIEs.

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

Under ASC 860-10, after a transfer of financial assets that meets the criteria for treatment as a sale—legal isolation, ability of transferee to pledge or exchange the transferred assets without constraint and transferred control—an entity recognizes the financial and servicing assets it acquired or retained and the liabilities it has incurred, derecognizes financial assets it has sold and derecognizes liabilities when extinguished. The transferor would then determine the gain or loss on sale of financial assets by allocating the carrying value of the underlying mortgage between securities or loans sold and the interests retained based on

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2021
their fair value. The gain or loss on sale is the difference between the cash proceeds from the sale and the amount allocated to the securities or loans sold. When a transfer of financial assets does not qualify for sale accounting, ASC 860-10 requires the transfer to be accounted for as a secured borrowing with a pledge of collateral.

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

For Agency RMBS, exclusive of interest-only securities, prepayments of the underlying collateral are estimated on a quarterly basis, which directly affect the speed at which the Company amortizes premiums on its securities. If actual and anticipated cash flows differ from previous estimates, the Company records an adjustment in the current period to the amortization of premiums for the impact of the cumulative change in the effective yield retrospectively through the reporting date.

Similarly, the Company also reassesses the cash flows on at least a quarterly basis for securities and loans, including Non-Agency RMBS, CMBS, interest-only securities, Non-QM Loans, and Excess MSRs. In estimating these cash flows, there are a number of assumptions made that are uncertain and subject to judgments and assumptions based on subjective and objective factors and contingencies. These include the rate and timing of principal and interest receipts (including assumptions of prepayments, repurchases, defaults and liquidations), the pass-through or coupon rate and interest rate fluctuations. In addition, interest payment shortfalls due to delinquencies on the underlying mortgage loans have to be estimated. Differences between previously estimated cash flows and current actual and anticipated cash flows are recognized prospectively through an adjustment of the yield over the remaining life of the security based on the current amortized cost of the investment.

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

The Company pledges certain securities, loans or properties as collateral under financing arrangements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. The amounts available to be

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2021
borrowed under repurchase agreements and revolving facilities are dependent upon the fair value of the securities or loans pledged as collateral, which can fluctuate with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. If the fair value of pledged assets declines due to changes in market conditions, lenders typically would require the Company to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls. The fair value of financial instruments pledged as collateral on the Company’s financing arrangements represents the Company’s fair value of such instruments which may differ from the fair value assigned to the collateral by its counterparties. The Company maintains a level of liquidity in order to meet these obligations. If the fair value of pledged assets increases due to changes in market conditions, counterparties may be required to return collateral to us in the form of securities or cash or post additional collateral to us. Financings pursuant to repurchase agreements and revolving facilities are generally recourse to the Company. As of March 31, 2021 and December 31, 2020, the Company had met all margin call requirements.

Forbearance and Reinstatement Agreements

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
March 31, 2021
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

Accounting for derivative financial instruments

Derivative contracts

The Company enters into derivative contracts as a means of mitigating interest rate risk or foreign currency risk rather than to enhance returns. The Company accounts for derivative financial instruments in accordance with ASC 815-10, "Derivatives and Hedging." ASC 815-10 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. Additionally, if or when hedge accounting is elected, the fair value adjustments will affect either other comprehensive income in stockholders’ equity until the hedged item is recognized in earnings or net income depending on whether the derivative instrument is designated and qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. As of March 31, 2021 and December 31, 2020, the Company did not have any interest rate derivatives designated as hedges. All derivatives have been recorded at fair value in accordance with ASC 820-10, with corresponding changes in value recognized in the consolidated statement of operations. The Company records derivative asset and liability positions on a gross basis with respect to its counterparties. During the period in which the Company unwinds a derivative, it records a realized gain/(loss) in the "Net realized gain/(loss)" line item in the consolidated statement of operations.

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

Variation margin

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
March 31, 2021
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

Manager compensation

The management agreement provides for payment to the Manager of a management fee as well as a reimbursement of certain expenses incurred by the Manager or its affiliates on behalf of the Company. The management fee and reimbursement are accrued and expensed during the period for which they are earned or for which the expenses are incurred, respectively. The management fee and reimbursement are included in the "Management fee" and "Other operating expenses" line items, respectively, on the consolidated statement of operations. For a more detailed discussion on the fees payable under the management agreement, see Note 10.

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

A domestic TRS may declare dividends to the Company which will be included in the Company’s taxable income/(loss) which may necessitate a distribution to stockholders. Conversely, if the Company retains earnings at the domestic TRS level, no distribution is required and the Company can increase book equity of the consolidated entity. A domestic TRS is subject to U.S. federal, state and local corporate income taxes.

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
March 31, 2021
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

Recent accounting pronouncements

In March 2020, FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." This ASU provides temporary optional guidance intended to ease the burden of reference rate reform on financial reporting. This ASU was effective upon its issuance on March 12, 2020 and applies to all entities that have contracts, hedging relationships and other transactions that reference LIBOR and certain other reference rates that are expected to be discontinued. However, it cannot be applied to contract modifications that occur after December 31, 2022. With certain exceptions, this ASU also cannot be applied to hedging relationships entered into or evaluated after that date. The guidance provides optional expedients and exceptions for applying existing guidance to contract modifications, hedging relationships and other transactions that are expected to be affected by reference rate reform and meet certain scope guidance. The Company is currently evaluating the effect this guidance will have on its consolidated financial statements.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2021
3. Real Estate Securities

The following tables detail the Company’s real estate securities portfolio as of March 31, 2021 and December 31, 2020 ($ in thousands). The gross unrealized gains/(losses) stated in the tables below represent inception to date unrealized gains/(losses).

March 31, 2021				Gross Unrealized			Weighted Average
	Current Face	Premium / (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon (1)	Yield
Agency RMBS:
30 Year Fixed Rate	$906,892	$37,735	$944,627	$—	$(29,204)	$915,423	2.15%	1.62%

Credit Investments:
Residential Investments
Prime	6,816	(4,629)	2,187	390	—	2,577	3.50%	14.20%
Alt-A/Subprime	16,282	(9,379)	6,903	4,542	—	11,445	4.25%	14.16%
Credit Risk Transfer	420	—	420	7	—	427	5.61%	5.61%
Non-Agency RMBS Interest Only (2)	142,388	(142,306)	82	242	(43)	281	0.51%	NM
Re/Non-Performing Securities	1,608	(167)	1,441	200	—	1,641	5.25%	20.92%
Total Residential Investments:	167,514	(156,481)	11,033	5,381	(43)	16,371	1.36%	14.38%
Commercial Investments
Single-Asset/Single-Borrower	35,500	(81)	35,419	—	(5,981)	29,438	4.07%	4.45%
Freddie Mac K-Series CMBS	22,327	(11,709)	10,618	1,662	(53)	12,227	3.83%	9.23%
CMBS Interest Only (3)	685,961	(681,952)	4,009	270	(106)	4,173	0.10%	7.02%
Total Commercial Investments:	743,788	(693,742)	50,046	1,932	(6,140)	45,838	0.33%	5.96%
Total Credit Investments:	911,302	(850,223)	61,079	7,313	(6,183)	62,209	0.44%	8.17%

Total	$1,818,194	$(812,488)	$1,005,706	$7,313	$(35,387)	$977,632	1.34%	2.04%

December 31, 2020				Gross Unrealized			Weighted Average
	Current Face	Premium / (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon (1)	Yield
Agency RMBS:
30 Year Fixed Rate	$494,307	$22,368	$516,675	$1,794	$(117)	$518,352	2.10%	1.17%

Credit Investments:
Residential Investments
Prime	15,093	(7,081)	8,012	663	(10)	8,665	3.68%	8.97%
Alt-A/Subprime	16,287	(9,377)	6,910	4,586	—	11,496	4.25%	12.52%
Credit Risk Transfer	13,880	—	13,880	15	(587)	13,308	4.71%	4.70%
Non-U.S. RMBS	2,435	706	3,141	51	(92)	3,100	6.45%	6.41%
Non-Agency RMBS Interest Only (2)	157,590	(157,513)	77	207	(48)	236	0.53%	NM
Re/Non-Performing Securities	1,690	(238)	1,452	149	—	1,601	5.25%	14.05%
Total Residential Investments:	206,975	(173,503)	33,472	5,671	(737)	38,406	2.01%	8.50%
Commercial Investments
Conduit	4,925	(1,024)	3,901	—	(606)	3,295	4.62%	11.89%
Single-Asset/Single-Borrower	50,480	(1,494)	48,986	668	(9,464)	40,190	4.15%	4.81%
Freddie Mac K-Series CMBS	22,572	(12,062)	10,510	47	(1,557)	9,000	3.83%	9.00%
CMBS Interest Only (3)	687,077	(682,961)	4,116	256	(69)	4,303	0.10%	6.93%
Total Commercial Investments:	765,054	(697,541)	67,513	971	(11,696)	56,788	0.44%	6.04%
Total Credit Investments:	972,029	(871,044)	100,985	6,642	(12,433)	95,194	0.65%	7.04%

Total	$1,466,336	$(848,676)	$617,660	$8,436	$(12,550)	$613,546	1.18%	2.08%
(1)Equity residual investments and principal only securities with a zero coupon rate are excluded from this calculation.
(2)Non-Agency RMBS Interest Only includes only two investments as of March 31, 2021 and December 31, 2020. The overall impact of the investments' yields on the Company's portfolio is not meaningful.
(3)Comprised of Freddie Mac K-Series interest-only bonds.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2021
The following tables detail the weighted average life of our real estate securities as of March 31, 2021 and December 31, 2020 ($ in thousands):

March 31, 2021	Agency RMBS			Credit Investments
Weighted Average Life (1)	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon (2)
Less than or equal to 1 year	$—	$—	—%	$30,891	$36,803	4.11%
Greater than one year and less than or equal to five years	—	—	—	2,890	2,543	0.16%
Greater than five years and less than or equal to ten years	734,069	755,645	2.18%	12,178	11,303	0.25%
Greater than ten years	181,354	188,982	2.00%	16,250	10,430	4.25%
Total	$915,423	$944,627	2.15%	$62,209	$61,079	0.44%

December 31, 2020	Agency RMBS			Credit Investments
Weighted Average Life (1)	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon (2)
Less than or equal to 1 year	$—	$—	—%	$31,166	$39,588	1.81%
Greater than one year and less than or equal to five years	181,947	181,209	2.29%	20,131	21,634	0.33%
Greater than five years and less than or equal to ten years	336,405	335,466	2.00%	20,310	20,808	0.36%
Greater than ten years	—	—	—	23,587	18,955	4.18%
Total	$518,352	$516,675	2.10%	$95,194	$100,985	0.65%
(1)This is based on projected life. Typically, actual maturities are shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.
(2)Equity residual investments and principal only securities with a zero coupon rate are excluded from this calculation.

For the three months ended March 31, 2021, the Company sold 27 real estate securities for total proceeds of $111.8 million, recording realized gains of $2.5 million and realized losses of $3.0 million. For the three months ended March 31, 2020, the Company sold, directly or as a result of financing counterparty seizures, 229 real estate securities for total proceeds of $2.4 billion, with an additional $12.0 million of proceeds on six unsettled security sales, recording realized gains of $44.7 million and realized losses of $131.0 million.

4. Loans

Residential mortgage loans

For the three months ended March 31, 2021, the Company purchased Non-QM Loans with a gross aggregate unpaid principal balance and a gross acquisition fair value of $198.4 million and $208.5 million, respectively. A portion of these loans was purchased from Arc Home. See Note 10 for more detail.

For the three months ended March 31, 2021, the Company did not sell any residential mortgage loans. For the three months ended March 31, 2020, the Company sold one residential mortgage loan for total proceeds of $8.7 million, recording realized losses of $3.1 million.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2021
The table below details information regarding the Company’s residential mortgage loan portfolio as of March 31, 2021 and December 31, 2020 ($ in thousands):

				Gross Unrealized			Weighted Average
As of	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years) (1)
Re- and Non-Performing Loans	$487,455	$(66,657)	$420,798	$19,284	$(6,430)	$433,652	3.37%	5.89%	7.09
Non-QM Loans	198,371	9,493	207,864	1,446	(3)	209,307	5.36%	4.00%	4.66
Total at March 31, 2021 (2)	$685,826	$(57,164)	$628,662	$20,730	$(6,433)	$642,959	3.96%	5.27%	6.39

December 31, 2020 (3)	$500,980	$(69,007)	$431,973	$13,640	$(10,172)	$435,441	3.58%	5.69%	6.67
(1)This is based on projected life. Typically, actual maturities are shorter than stated contractual maturities. Maturities are affected by the lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.
(2)As of March 31, 2021, the Company’s residential mortgage loan portfolio was comprised of 3,560 loans with original loan balances between $5.6 thousand and $3.4 million. Additionally, the Company had residential mortgage loans that were in the process of foreclosure with a fair value of $33.7 million.
(3)As of December 31, 2020, the Company’s residential mortgage loan portfolio was comprised of 3,273 conventional loans with original loan balances between $5.6 thousand and $3.4 million. Additionally, the Company had residential mortgage loans that were in the process of foreclosure with a fair value of $37.1 million.

The table below details information regarding the Company’s residential mortgage loans as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021		December 31, 2020
	Fair Value	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance
Non-QM Loans	$209,307	$198,371	$—	$—
Re-Performing	311,074	338,880	312,733	347,359
Non-Performing	114,224	130,067	113,976	134,129
Other (1)	8,354	18,508	8,732	19,492
	$642,959	$685,826	$435,441	$500,980
(1)Represents residual positions where the Company consolidates a securitization and the positions are recorded in the Company's consolidated balance sheets as residential mortgage loans. There may be limited data available regarding the underlying collateral of such securitizations.

The Company’s residential mortgage loan portfolio consisted of mortgage loans on residential real estate located throughout the United States. The following is a summary of the geographic concentration of credit risk within the Company’s residential mortgage loan portfolio as of March 31, 2021 and December 31, 2020, excluding any loans classified as Other above:

Geographic Concentration of Credit Risk	March 31, 2021	December 31, 2020
Percentage of fair value of mortgage loans secured by properties in the following states representing 5% or more of fair value:
California	28%	17%
Florida	13%	11%
New York	10%	10%
New Jersey	5%	6%

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2021
The following is a summary of the changes in the accretable portion of discounts for the Company’s re-performing and non-performing loan portfolios for the three months ended March 31, 2021 and March 31, 2020, which is determined by the excess of the Company’s estimate of undiscounted principal, interest, and other cash flows expected to be collected over its initial investment in the mortgage loan (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Beginning Balance	$170,291	$168,877
Additions	—	129,017
Accretion	(6,122)	(8,428)
Reclassifications from/(to) non-accretable difference	9,881	(26,012)
Disposals	153	(343)
Ending Balance	$174,203	$263,111

Variable interest entities

The following table details certain information related to the assets and liabilities of the August 2019 VIE and September 2020 VIE as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Assets
Residential mortgage loans, at fair value	$425,158	$426,604
Restricted cash	2,106	2,110
Other assets	2,730	3,705
Total assets	$429,994	$432,419

Liabilities
Financing arrangements	$28,004	$25,590
Securitized debt, at fair value	344,429	355,159
Other liabilities	510	519
Total liabilities	$372,943	$381,268

The following table details additional information regarding residential mortgage loans and securitized debt related to the August 2019 VIE and September 2020 VIE as of March 31, 2021 and December 31, 2020 ($ in thousands):

				Weighted Average
As of:		Current Unpaid Principal Balance	Fair Value	Coupon	Yield	Life (Years) (1)
March 31, 2021
August 2019 VIE	Residential mortgage loans	$232,384	$219,806	3.56%	5.49%	7.33
	Securitized debt	191,790	191,946	2.98%	3.02%	5.13
September 2020 VIE	Residential mortgage loans	$236,422	$205,352	4.18%	4.93%	5.99
	Securitized debt	152,063	152,483	2.98%	2.98%	1.33
December 31, 2020
August 2019 VIE	Residential mortgage loans	$238,487	$222,282	3.79%	5.44%	6.86
	Securitized debt	197,955	196,338	2.97%	3.01%	5.20
September 2020 VIE	Residential mortgage loans	$242,859	$204,322	3.37%	5.80%	6.70
	Securitized debt	158,676	158,821	2.98%	2.98%	2.17
(1)This is based on projected life. Typically, actual maturities are shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2021
The holders of the securitized debt have no recourse to the general credit of the Company. The Company has no obligation to provide any other explicit or implicit support to the August 2019 VIE and September 2020 VIE.

Commercial loans

For the three months ended March 31, 2021, the Company sold two commercial loans for total proceeds of $74.3 million, recording realized losses of $2.9 million. For the three months ended March 31, 2020, the Company did not sell any commercial loans.

During the fourth quarter of 2020, the Company and the borrower of Loan L entered into a modification agreement which, among other things, required the borrower to pay previously deferred interest in full, deferred interest for the 12-month period following the modification, and required funding of capital reserves by the borrower. The loan was placed on non-accrual status upon modification and was on non-accrual status as of March 31, 2021 and December 31, 2020. As a result of the modification, the loan is classified as a troubled debt restructuring under GAAP.

The following tables present detail on the Company’s commercial loan portfolio as of March 31, 2021 and December 31, 2020 ($ in thousands). The gross unrealized gains/(losses) columns in the tables below represent inception to date unrealized gains/(losses).

March 31, 2021						Weighted Average
Loan (1)(2)	Current Face	Premium (Discount)	Amortized Cost	Gross Unrealized Losses	Fair Value (3)	Coupon (4)	Yield (5)	Life (Years) (6)	Extended Maturity Date (7)	Location	Collateral Type
Loan K (8)	$17,220	$—	$17,220	$(500)	$16,720	10.00%	10.79%	1.02	February 22, 2024	NY	Hotel, Retail
Loan L (8)	51,000	(337)	50,663	(9,174)	41,489	N/A	N/A	3.36	July 22, 2024	IL	Hotel, Retail
	$68,220	$(337)	$67,883	$(9,674)	$58,209	2.52%	3.10%	2.77
(1)The Company has the contractual right to receive a balloon payment for each loan.
(2)Refer to Note 12 "Commitments and Contingencies" for details on the Company's commitments on its Commercial Loans as of March 31, 2021.
(3)Fair value includes the value of unfunded commitments.
(4)Each commercial loan investment has a variable coupon rate.
(5)Yield includes any exit fees.
(6)Actual maturities may be shorter or longer than stated contractual maturities. Maturities are affected by prepayments of principal.
(7)Represents the maturity date of the last possible extension option.
(8)Loan K and Loan L are comprised of first mortgage and mezzanine loans.

December 31, 2020						Weighted Average
Loan (1)	Current Face	Premium (Discount)	Amortized Cost	Gross Unrealized Losses	Fair Value (2)	Coupon (3)	Yield (4)	Life (Years) (5)	Extended Maturity Date (6)	Location	Collateral Type
Commercial Loans, at fair value
Loan G (7)	$59,451	$—	$59,451	$(3,940)	$55,511	5.27%	5.27%	1.54	July 9, 2022	CA	Condo, Retail, Hotel
Loan K (8)	15,787	—	15,787	(1,100)	14,687	10.00%	10.83%	1.27	February 22, 2024	NY	Hotel, Retail
Loan L (8)	51,000	(337)	50,663	(9,312)	41,351	N/A	N/A	3.61	July 22, 2024	IL	Hotel, Retail
	126,238	(337)	125,901	(14,352)	111,549	3.73%	4.05%	2.34
Commercial Loans Held for Sale, at fair value
Loan I (9)	15,929	(175)	15,754	(1,795)	13,959	11.50%	12.23%	2.22	February 9, 2023	MN	Office, Retail
Total	$142,167	$(512)	$141,655	$(16,147)	$125,508	4.60%	4.96%	2.33
(1)The Company has the contractual right to receive a balloon payment for each loan.
(2)Fair value includes the value of unfunded commitments.
(3)Each commercial loan investment has a variable coupon rate.
(4)Yield includes any exit fees.
(5)Actual maturities may be shorter or longer than stated contractual maturities. Maturities are affected by prepayments of principal.
(6)Represents the maturity date of the last possible extension option.
(7)Loan G is a first mortgage loan.
(8)Loan K and Loan L are comprised of first mortgage and mezzanine loans.
(9)Loan I is a mezzanine loan.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2021
5. Fair value measurements

As described in Note 2, the fair value of financial instruments determined by the Manager, subject to oversight of the Company’s Board of Directors, and in accordance with ASC 820, "Fair Value Measurements and Disclosures." When possible, management determines fair value using third-party data sources. ASC 820 establishes a hierarchy that prioritizes the inputs to valuation techniques giving the highest priority to readily available unadjusted quoted prices in active markets for identical assets (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements) when market prices are not readily available or reliable.

Values for the Company’s securities, Excess MSRs, and derivatives are based upon prices obtained from third-party pricing services, which are indicative of market activity. The evaluation methodology of the Company’s third-party pricing services incorporates commonly used market pricing methods, including a spread measurement to various indices such as the one-year constant maturity treasury and LIBOR, which are observable inputs. The evaluation also considers the underlying characteristics of each investment, which are also observable inputs, including: coupon; maturity date; loan age; reset date; collateral type; periodic and life cap; geography; and prepayment speeds. The Company collects and considers current market intelligence on all major markets, including benchmark security evaluations and bid-lists from various sources, when available. As part of the Company’s risk management process, the Company reviews and analyzes all prices obtained by comparing prices to recently completed transactions involving the same or similar investments on or near the reporting date. If, in the opinion of the Manager, one or more prices reported to the Company are not reliable or unavailable, the Manager reviews the fair value based on characteristics of the investment it receives from the issuer and available market information.

In determining the fair value of the Company's mortgage loans and securitized debt relating to the August 2019 VIE and the September 2020 VIE, the Company considers data such as loan origination information, additional updated borrower information, loan servicing data, as available, forward interest rates, general economic conditions, home price index forecasts, and valuations of the underlying properties. The variables considered most significant to the determination of the fair value of the Company's mortgage loans include market-implied discount rates, projections of default rates, delinquency rates, prepayment rates, loss severity, loan-to-value ratios, and recovery rates. Projections of default and prepayment rates are impacted by other variables such as reperformance rates and timeline to liquidation. The Company uses loan level data and macro-economic inputs to generate loss adjusted cash flows and other information in determining the fair value of its mortgage loans. Because of the inherent uncertainty of such valuation, the fair value established for mortgage loans held by the Company may differ from the fair value that would have been established if a ready market existed for these mortgage loans.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2021
The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of March 31, 2021 (in thousands):

	Fair Value at March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Agency RMBS:
30 Year Fixed Rate	$—	$915,423	$—	$915,423
Credit Investments:
Non-Agency RMBS (1)	—	14,449	1,641	16,090
Non-Agency RMBS Interest Only	—	281	—	281
CMBS (2)	—	41,665	—	41,665
CMBS Interest Only	—	4,173	—	4,173
Residential mortgage loans	—	2,220	640,739	642,959
Commercial loans	—	—	58,209	58,209
Excess mortgage servicing rights	—	—	3,000	3,000
Derivative assets (3)	—	28,722	—	28,722
AG Arc (4)	—	—	52,138	52,138
Total Assets Measured at Fair Value	$—	$1,006,933	$755,727	$1,762,660
Liabilities:
Securitized debt	$—	$—	$(344,429)	$(344,429)
Derivative liabilities (3)	—	(22)	—	(22)
Total Liabilities Measured at Fair Value	$—	$(22)	$(344,429)	$(344,451)
(1)Non-Agency RMBS is comprised of Prime, Alt-A/Subprime, Credit Risk Transfer, and Re/Non-Performing Securities.
(2)CMBS is comprised of Single-Asset/Single-Borrower and Freddie Mac K-Series CMBS.
(3)As of March 31, 2021, the Company applied a reduction in fair value of $28.7 million and $21.7 thousand to its interest rate swap assets and liabilities, respectively, related to variation margin with a corresponding increase or decrease in restricted cash, respectively. Refer to Note 2 and Note 7 for more information on the Company's accounting policies with regard to derivatives.
(4)Refer to Note 2 for more information on the Company's accounting policies with regard to cash equivalents, if applicable, and AG Arc. The table above includes the Company's investment in AG Arc, which is included in its "Investments in debt and equity of affiliates" line item on the consolidated balance sheets, as the Company has chosen to elect the fair value option with respect to its investment pursuant to ASC 825.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2021
The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2020 (in thousands):

	Fair value at December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Agency RMBS:
30 Year Fixed Rate	$—	$518,352	$—	$518,352
Credit Investments:
Non-Agency RMBS (1)	—	35,070	3,100	38,170
Non-Agency RMBS Interest Only	—	236	—	236
CMBS (2)	—	52,485	—	52,485
CMBS Interest Only	—	4,303	—	4,303
Residential mortgage loans	—	2,134	433,307	435,441
Commercial loans	—	—	125,508	125,508
Excess mortgage servicing rights	—	—	3,158	3,158
Derivative assets (3)	—	1,356	—	1,356
AG Arc (4)	—	—	45,341	45,341
Total Assets Measured at Fair Value	$—	$613,936	$610,414	$1,224,350

Liabilities:
Securitized debt	$—	$—	$(355,159)	$(355,159)
Derivative liabilities (3)	—	(294)	—	(294)
Total Liabilities Measured at Fair Value	$—	$(294)	$(355,159)	$(355,453)
(1)Non-Agency RMBS is comprised of Prime, Alt-A/Subprime, Credit Risk Transfer, Non-US RMBS, and Re/Non-Performing Securities.
(2)CMBS is comprised of Conduit, Single-Asset/Single-Borrower, and Freddie Mac K-Series CMBS.
(3)As of December 31, 2020, the Company applied a reduction in fair value of $1.4 million and $0.2 million to its interest rate swap assets and liabilities, respectively, related to variation margin with a corresponding increase or decrease in restricted cash, respectively. Refer to Note 2 and Note 7 for more information on the Company's accounting policies with regard to derivatives.
(4)Refer to Note 2 for more information on the Company's accounting policies with regard to cash equivalents, if applicable, and AG Arc. The table above includes the Company's investment in AG Arc, which is included in its "Investments in debt and equity of affiliates" line item on the consolidated balance sheets, as the Company has chosen to elect the fair value option with respect to its investment pursuant to ASC 825.

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the three months ended March 31, 2021 and March 31, 2020.

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
March 31, 2021

The following tables present additional information about the Company’s assets and liabilities which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

Three Months Ended March 31, 2021 (in thousands)
	Non-Agency RMBS	Residential Mortgage Loans	Commercial Loans	Excess Mortgage Servicing Rights	AG Arc	Securitized debt
Beginning balance	$3,100	$433,307	$125,508	$3,158	$45,341	$(355,159)
Transfers (1):
Transfers out of level 3	(1,499)	—	—	—	—	—
Purchases/Transfers	—	208,060	3,669	—	—	—
Proceeds from sales of assets	—	—	(74,342)	—	—	—
Proceeds from settlement	(32)	(12,294)	(195)	—	—	12,777
Total net gains/(losses) (2)
Included in net income	72	11,666	3,569	(158)	6,797	(2,047)
Ending Balance	$1,641	$640,739	$58,209	$3,000	$52,138	$(344,429)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of March 31, 2021 (3)	$72	$11,761	$738	$(158)	$6,797	$(2,047)
(1) Transfers are assumed to occur at the beginning of the period. During the three months ended March 31, 2021, the Company transferred one Non-Agency RMBS into the Level 2 category from the Level 3 category under the fair value hierarchy of ASC 820.
(2) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss) on real estate securities and loans, net	$18,306
Unrealized gain/(loss) on derivative and other instruments, net	(2,205)
Net realized gain/(loss)	(2,999)
Equity in earnings/(loss) from affiliates	6,797
Total	$19,899
(3) Unrealized gains/(losses) are recorded in the following line items in the consolidated statement of operations:
Unrealized gain/(loss) on real estate securities and loans, net	$12,571
Unrealized gain/(loss) on derivative and other instruments, net	(2,205)
Equity in earnings/(loss) from affiliates	6,797
Total	$17,163

Three Months Ended March 31, 2020 (in thousands)
	Non-Agency RMBS	Non-Agency RMBS Interest Only	CMBS	CMBS Interest Only	Residential Mortgage Loans	Commercial Loans	Excess Mortgage Servicing Rights	AG Arc	Securitized debt
Beginning balance	$630,115	$1,074	$366,566	$47,992	$417,785	$158,686	$17,775	$28,546	$(72,415)
Transfers (1):
Transfers into level 3	—	—	—	—	—	—	—	—	(151,933)
Transfers out of level 3	(210,709)	(1,074)	(170,816)	(22,054)	—	—	—	—	7,230
Purchases/Transfers	1,559	—	3,540	—	479,195	11,441	—	—	—
Proceeds from sales of assets and seizures of assets	(362,131)	—	(148,111)	(21,996)	(8,679)	—	—	—	—
Proceeds from settlement	(9,710)	—	(9,367)	—	(22,674)	—	—	—	5,706
Total net gains/(losses) (2)
Included in net income	(43,591)	—	(41,812)	(3,942)	(98,667)	(12,076)	(3,709)	(10,027)	20,066
Ending Balance	$5,533	$—	$—	$—	$766,960	$158,051	$14,066	$18,519	$(191,346)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of March 31, 2020 (3)	$(554)	$—	$—	$—	$(95,655)	$(12,076)	$(3,701)	$(10,027)	$20,066
(1) Transfers are assumed to occur at the beginning of the period. During the three months ended March 31, 2020, the Company transferred 50 Non-Agency RMBS, two Non-Agency RMBS Interest Only securities, 32 CMBS, 15 CMBS Interest Only securities, and one securitized debt security into the Level 2 category from the Level 3 category under the fair value hierarchy of ASC 820. During the three months ended March 31, 2020, the Company transferred one securitized debt security into the Level 3 category from the Level 2 category under the fair value hierarchy of ASC 820. Refer to Note 2 for more information on changes regarding the Company's leveling policy.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2021
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

Asset Class	Fair Value at March 31, 2021 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
			Yield	8.56% - 8.56% (8.56%)
Non-Agency RMBS	$1,641	Discounted Cash Flow	Projected Collateral Prepayments	5.28% - 5.28% (5.28%)
			Projected Collateral Losses	4.13% - 4.13% (4.13%)
			Projected Collateral Severities	-25.91% - -25.91% (-25.91%)
			Yield	3.66% - 10.00% (5.36%)
Residential Mortgage Loans	$480,759	Discounted Cash Flow	Projected Collateral Prepayments	4.34% - 16.78% (8.12%)
			Projected Collateral Losses	0.10% - 4.90% (2.02%)
			Projected Collateral Severities	-12.85% - 25.21% (12.95%)
	$6,133	Consensus Pricing	Offered Quotes	83.57 - 109.77 (101.08)
	$153,847	Recent Transaction	Cost	N/A
			Yield	11.22% - 42.08% (13.80%)
Commercial Loans	$58,209	Discounted Cash Flow	Credit Spread	1,009 bps - 3,470 bps (1,234 bps)
			Recovery Percentage (2)	100.00% - 100.00% (100.00%)
			Loan-to-Value	46.10% - 91.60% (72.31%)
Excess Mortgage Servicing Rights		Discounted Cash Flow	Yield	9.00% - 9.69% (9.08%)
	$2,931		Projected Collateral Prepayments	9.46% - 13.32% (10.33%)
	$69	Consensus Pricing	Offered Quotes	0.22 - 0.22 (0.22)
AG Arc	$52,138	Comparable Multiple	Book Value Multiple	1.06x - 1.06x (1.06x)

Liability Class	Fair Value at March 31, 2021 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
			Yield	2.00% - 5.00% (2.74%)
Securitized debt	$(344,429)	Discounted Cash Flow	Projected Collateral Prepayments	5.48% - 7.91% (6.83%)
			Projected Collateral Losses	1.67% - 3.36% (2.42%)
			Projected Collateral Severities	8.90% - 16.31% (13.03%)
(1) Amounts are weighted based on fair value.
(2) Represents the proportion of the principal expected to be collected relative to the loan balances as of March 31, 2021.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2021

Asset Class	Fair Value at December 31, 2020 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
			Yield	8.05% - 8.05% (8.05%)
Non-Agency RMBS	$1,601	Discounted Cash Flow	Projected Collateral Prepayments	5.46% - 5.46% (5.46%)
			Projected Collateral Losses	5.37% - 5.37% (5.37%)
			Projected Collateral Severities	-20.89% - -20.89% (-20.89%)
	$1,499	Consensus Pricing	Offered Quotes	91.59 - 91.59 (91.59)
			Yield	4.50% - 10.00% (5.01%)
Residential Mortgage Loans	$426,709	Discounted Cash Flow	Projected Collateral Prepayments	4.30% - 9.31% (7.28%)
			Projected Collateral Losses	1.66% - 5.75% (2.58%)
			Projected Collateral Severities	-9.29% - 49.43% (15.68%)
	$6,598	Consensus Pricing	Offered Quotes	82.03 - 106.29 (99.96)
			Yield	10.95% - 39.54% (14.09%)
Commercial Loans	$125,508	Discounted Cash Flow	Credit Spread	1,001 bps - 3,304 bps (1,279 bps)
			Recovery Percentage (2)	100.00% - 100.00% (100.00%)
			Loan-to-Value	43.60% - 97.50% (62.04%)
Excess Mortgage Servicing Rights			Yield	9.00% - 9.70% (9.08%)
	$3,073	Discounted Cash Flow	Projected Collateral Prepayments	11.11% - 15.51% (12.49%)
	$85	Consensus Pricing	Offered Quotes	0.25 - 0.25 (0.25)
AG Arc	$45,341	Comparable Multiple	Book Value Multiple	1.05x - 1.05x (1.05x)

Liability Class	Fair Value at December 31, 2020 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
			Yield	2.45% - 5.50% (2.98%)
Securitized debt	$(355,159)	Discounted Cash Flow	Projected Collateral Prepayments	5.90% - 8.20% (7.17%)
			Projected Collateral Losses	1.94% - 3.46% (2.62%)
			Projected Collateral Severities	12.70% - 20.03% (16.75%)
(1) Amounts are weighted based on fair value.
(2) Represents the proportion of the principal expected to be collected relative to the loan balances as of December 31, 2020.

As further described above, fair value for the Company’s securities portfolio are based upon prices obtained from third-party pricing services. Broker quotations may also be used. The significant unobservable inputs used in the fair value measurement of the Company’s securities are yields, prepayment rates, probability of default, and loss severity in the event of default. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for prepayment rates.

Also, as described above, valuation of the Company’s loan portfolio is determined by the Manager using third-party pricing services where available, valuation analyses from third-party pricing service providers, or model-based pricing. The evaluation considers the underlying characteristics of each loan, which are observable inputs, including: coupon, maturity date, loan age, reset date, collateral type, periodic and life cap, geography, and prepayment speeds. The valuations of commercial loans also require significant judgments, which include assumptions regarding capitalization rates, re-performance rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders, and other factors deemed necessary by management. Changes in the market environment and other events that may occur over the life of our investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently estimated. If applicable, analyses provided by valuation service providers are reviewed and considered by the Manager.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2021
6. Financing arrangements

The following table presents a summary of the Company's financing arrangements as of March 31, 2021 and December 31, 2020 (in thousands).

	March 31, 2021						December 31, 2020
			Weighted Average		Collateral (1)(2)(3)
	Carrying Value	Stated Maturity	Funding Cost	Life (Years)	Amortized Cost Basis	Fair Value	Carrying Value
Repurchase Agreements
Agency RMBS	$874,612	Apr 2021	0.14%	0.04	$944,627	$915,423	$435,893
Non-Agency RMBS	8,231	Apr 2021	1.84%	0.03	10,100	14,751	14,550
CMBS	18,081	Apr 2021	2.29%	0.02	35,419	29,439	24,881
Residential Mortgage Loans (4)(5)	205,326	Jun 2021 - Jan 2022	2.65%	0.74	253,098	257,844	25,590
Total Repurchase Agreements	$1,106,250		0.65%	0.17	$1,243,244	$1,217,457	$500,914

Revolving Facilities
Commercial Loans (6)(7)(8)	$25,950	Aug 2023	3.23%	2.36	$50,663	$41,489	$63,133
Total Financing Arrangements	$1,132,200		0.71%	0.22	$1,293,907	$1,258,946	$564,047
(1)The Company also had $6.1 million of cash pledged under repurchase agreements as of March 31, 2021.
(2)Under the terms of the Company’s financing agreements, the Company's financing counterparties may, in certain cases, sell or re-hypothecate the pledged collateral.
(3)Amounts pledged as collateral under Residential Mortgage Loans include certain of the Company's retained interests in securitizations. Refer to Note 4 for more information on the August 2019 VIE and September 2020 VIE.
(4)The Company's Residential Mortgage Loan financing arrangements include a maximum uncommitted borrowing capacity of $250 million on a facility used to finance Non-QM Loans. Subsequent to quarter end, the Company amended this financing arrangement to increase the maximum uncommitted borrowing capacity to $400 million.
(5)The funding cost includes deferred financing costs. The stated rate on the Residential Mortgage Loans repurchase agreements was 2.58% as of March 31, 2021.
(6)The revolving facilities is interest only until maturity.
(7)The funding cost includes deferred financing costs. The stated rate on the Commercial Loans revolving facility was 2.19% as of March 31, 2021.
(8)The maximum uncommitted borrowing capacity on the commercial loan revolving facility is $100 million.

The following table presents contractual maturity information about the Company's borrowings under repurchase agreements and revolving facilities at March 31, 2021 (in thousands).

	Within 30 Days	Over 30 Days to 3 Months	Over 3 Months to 12 Months	Over 12 Months	Total
Repurchase Agreements
Agency RMBS	$874,612	$—	$—	$—	$874,612
Non-Agency RMBS	8,231	—	—	—	8,231
CMBS	18,081	—	—	—	18,081
Residential Mortgage Loans	—	28,004	177,322	—	205,326
Total Repurchase Agreements	$900,924	$28,004	$177,322	$—	$1,106,250

Revolving Facilities
Commercial Loans	$—	$—	$—	$25,950	$25,950

Total Financing Arrangements	$900,924	$28,004	$177,322	$25,950	$1,132,200

Counterparties

The Company had exposure to five counterparties as of March 31, 2021 and December 31, 2020.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2021
The following tables present information as of March 31, 2021 and December 31, 2020 with respect to each counterparty that provides the Company with financing for which the Company had greater than 5% of its stockholders’ equity at risk, excluding stockholders’ equity at risk under financing through affiliated entities ($ in thousands).

March 31, 2021
Counterparty	Stockholders’ Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders’ Equity
Barclays Capital Inc.	$65,949	88	14.5%
Credit Suisse AG, Cayman Islands Branch	29,000	54	6.4%
BofA Securities, Inc.	24,308	14	5.3%

December 31, 2020
Counterparty	Stockholders’ Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders’ Equity
BofA Securities, Inc.	$28,091	19	6.9%
Credit Suisse AG, Cayman Islands Branch	26,305	35	6.4%
Barclays Capital Inc.	24,890	15	6.1%

Financial Covenants

The Company’s financing arrangements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each financing arrangement, typical supplemental terms include requirements of minimum equity and liquidity, leverage ratios, and performance triggers. In addition, some of the financing arrangements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that the Company fails to comply with the covenants contained in these financing arrangements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the associated agreement. Financings pursuant to repurchase agreements and revolving facilities are generally recourse to the Company. As of March 31, 2021, the Company is in compliance with all of its financial covenants.

7. Other assets and liabilities

The following table details certain information related to the Company's "Other assets" and "Other liabilities" line items on its consolidated balance sheet as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Other assets
Interest receivable	$4,206	$2,962
Other assets	4,321	5,538
Due from broker	395	907
Total Other assets	$8,922	$9,407

Other liabilities
Interest payable	$776	$853
Derivative liabilities, at fair value	—	68
Due to affiliates (1)	3,346	14,041
Accrued expenses	2,692	2,521
Due to broker	1,061	1,272
Total Other liabilities	$7,875	$18,755
(1)Refer to Note 10 for more information.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2021

Derivatives

The following table presents the fair value of the Company's derivatives and other instruments and their balance sheet location at March 31, 2021 and December 31, 2020 (in thousands).

Derivatives and Other Instruments (1)	Designation	Balance Sheet Location	March 31, 2021	December 31, 2020
Pay Fix/Receive Float Interest Rate Swap Agreements (1)	Non-Hedge	Other liabilities	$—	$(68)
(1)As of March 31, 2021, the Company applied a reduction in fair value of $28.7 million and $21.7 thousand to its interest rate swap assets and liabilities, respectively, related to variation margin with a corresponding increase or decrease in restricted cash, respectively. As of December 31, 2020, the Company applied a reduction in fair value of $1.4 million and $0.2 million to its interest rate swap assets and liabilities, respectively, related to variation margin with a corresponding increase or decrease in restricted cash, respectively.

The following table summarizes information related to derivatives and other instruments (in thousands):

Notional amount of non-hedge derivatives and other instruments:	Notional Currency	March 31, 2021	December 31, 2020
Pay Fix/Receive Float Interest Rate Swap Agreements	USD	$1,108,000	$417,000
Short positions on British Pound Futures (1)	GBP	—	3,313
(1)Each British Pound Future contract embodies £62,500 of notional value.

The following table summarizes gains/(losses) related to derivatives and other instruments (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Included within Unrealized gain/(loss) on derivative and other instruments, net
Interest Rate Swaps	$28,420	$(11,588)
Swaptions	—	(692)
British Pound Futures	64	(53)
Euro Futures	—	48
TBAs	—	392
	28,484	(11,893)

Included within Net realized gain/(loss)
Interest Rate Swaps	—	(65,368)
Swaptions	—	(1,386)
British Pound Futures	(165)	664
Euro Futures	—	2
TBAs	—	4,218
	(165)	(61,870)
Total income/(loss)	$28,319	$(73,763)

Derivative and other instruments eligible for offset are presented gross on the consolidated balance sheets as of March 31, 2021 and December 31, 2020, if applicable. The Company has not offset or netted any derivatives or other instruments with any financial instruments or cash collateral posted or received.

The Company must post cash or securities as collateral on its derivative instruments when their fair value declines. This typically occurs when prevailing market rates change adversely, with the severity of the change also dependent on the term of the derivatives involved. The posting of collateral is generally bilateral, meaning that if the fair value of the Company’s derivatives increases, its counterparty will post collateral to it. As of March 31, 2021, the Company's restricted cash balance included $31.7 million of collateral related to certain derivatives, of which $3.0 million represents cash collateral posted by the Company and $28.7 million represents amounts related to variation margin. As of December 31, 2020, the Company's restricted

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2021
cash balance included $10.8 million of collateral related to certain derivatives, of which $9.7 million represents cash collateral posted by the Company and $1.1 million represents amounts related to variation margin.

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

As of March 31, 2021, the Company’s interest rate swap positions consisted of pay-fixed interest rate swaps. The following table presents information about the Company’s interest rate swaps as of March 31, 2021 ($ in thousands):

Maturity	Notional Amount	Weighted Average Pay-Fixed Rate	Weighted Average Receive-Variable Rate	Weighted Average Years to Maturity
2025	$296,000	0.39%	0.22%	4.51
2026	379,000	0.73%	0.20%	4.89
2028	160,000	1.09%	0.19%	6.88
2030	86,000	0.76%	0.22%	9.52
2031	187,000	1.38%	0.20%	9.88
Total/Wtd Avg	$1,108,000	0.80%	0.20%	6.28

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

TBAs

The Company did not hold any TBA positions for the three months ended March 31, 2021. The following tables present information about the Company’s TBAs for the three months ended March 31, 2020 (in thousands):

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2021

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the three months ended March 31, 2021 and March 31, 2020 (in thousands, except per share data):

	Three Months Ended
	March 31, 2021	March 31, 2020
Numerator:
Net Income/(Loss) from Continuing Operations	$43,249	$(485,017)
Gain on Exchange Offers, net (Note 11)	358	—
Dividends on preferred stock	(4,924)	(5,667)
Net income/(loss) available to common stockholders	$38,683	$(490,684)

Denominator:
Basic weighted average common shares outstanding	42,348	32,749
Diluted weighted average common shares outstanding (1)	42,348	32,749

Earnings/(Loss) Per Share - Basic
Total Earnings/(Loss) Per Share of Common Stock	$0.91	$(14.98)

Earnings/(Loss) Per Share - Diluted
Total Earnings/(Loss) Per Share of Common Stock	$0.91	$(14.98)
(1) Manager restricted stock units of 17.6 thousand were excluded from the computation of diluted earnings per share because its effect would be anti-dilutive for the three months ended March 31, 2020.

Restricted stock units issued to the Manager do not entitle the participant the rights of a shareholder of the Company’s common stock, such as dividend and voting rights, until shares are issued in settlement of the vested units. The restricted stock units are not considered to be participating shares. The dilutive effects of the restricted stock units are only included in diluted weighted average common shares outstanding. The Company had no unvested restricted stock units as of March 31, 2021 and December 31, 2020, respectively.

The following table details the Company's common stock dividends declared during the three months ended March 31, 2021:

2021
Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
3/22/2021	4/1/2021	4/30/2021	$0.06

The Company did not declare any common stock dividends during the three months ended March 31, 2020.

The following tables detail the Company's preferred stock dividends declared and paid during the three months ended March 31, 2021 and March 31, 2020:

2021			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	8.25% Series A	8.00% Series B	8.000% Series C
2/16/2021	2/26/2021	3/17/2021	$0.51563	$0.50	$0.50

2020			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	8.25% Series A	8.00% Series B	8.000% Series C
2/14/2020	2/28/2020	3/17/2020	$0.51563	$0.50	$0.50

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2021
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

Excise tax represents a four percent tax on the required amount of the Company’s ordinary income and net capital gains not distributed during the year. The expense is calculated in accordance with applicable tax regulations. For the three months ended March 31, 2021, the Company did not record any excise tax expense. For the three months ended March 31, 2020, the Company recorded excise tax expense of $(0.8) million. The reversal of the previously accrued excise tax expense during the three months ended March 31, 2020 was a result of losses resulting from market conditions associated with the COVID-19 pandemic.

The Company files tax returns in several U.S jurisdictions. There are no ongoing U.S. federal, state or local tax examinations related to the Company.

Based on its analysis of any potential uncertain income tax positions, the Company concluded it did not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of March 31, 2021. The Company’s federal income tax returns for the last three tax years are open to examination by the Internal Revenue Service. In the event that the Company incurs income tax related interest and penalties, its policy is to classify them as a component of provision for income taxes.

10. Related party transactions

Manager

The Company has entered into a management agreement with the Manager, which provided for an initial term and will be deemed renewed automatically each year for an additional one-year period, subject to certain termination rights. The Company is externally managed and advised by the Manager. Pursuant to the terms of the management agreement, which became effective July 6, 2011 (upon the consummation of the Company’s initial public offering (the "IPO")), the Manager provides the Company with its management team, including its officers, along with appropriate support personnel. Each of the Company’s officers is an employee of Angelo Gordon. The Company does not have any employees. The Manager, pursuant to a delegation agreement dated as of June 29, 2011, has delegated to Angelo Gordon the overall responsibility of its day-to-day duties and obligations arising under the Company’s management agreement. Below is a description of the fees and reimbursements provided in the management agreements.

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

For the three months ended March 31, 2021 and 2020, the Company incurred management fees of approximately $1.7 million and $2.1 million, respectively. As of March 31, 2021 and December 31, 2020, the Company recorded management fees payable of $1.7 million.

On April 6, 2020, the Company and the Manager executed an amendment to the management agreement pursuant to which the

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2021
Manager agreed to defer the Company's payment of the management fee effective the first quarter of 2020 through September 30, 2020.

On September 24, 2020, the Company and the Manager executed another amendment (the "Second Management Agreement Amendment") to the management agreement, pursuant to which the Manager agreed to receive a portion of the deferred base management fee in shares of common stock. Pursuant to the Second Management Agreement Amendment, the Manager agreed to purchase (i) 1,215,370 shares of common stock in full satisfaction of the deferred base management fee of $3.8 million payable by the Company in respect to the first and second quarters of 2020 and (ii) 154,500 shares of common stock in satisfaction of $0.5 million of the base management fee payable by the Company in respect to the third quarter of 2020. The shares of common stock issued to the Manager were valued at $3.15 per share based on the midpoint of the estimated range of the Company’s book value per share as of August 31, 2020. The remaining third quarter 2020 management fee was paid in the normal course of business.

Termination fee

Upon the occurrence of (i) the Company’s termination of the management agreement without cause or (ii) the Manager’s termination of the management agreement upon a breach by the Company of any material term of the management agreement, the Manager will be entitled to a termination fee equal to three times the average annual management fee during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter. As of March 31, 2021 and December 31, 2020, no event of termination of the management agreement had occurred.

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

Of the $4.0 million and $0.9 million of Other operating expenses for the three months ended March 31, 2021 and 2020, respectively, the Company has incurred $1.5 million and $2.0 million, respectively, representing a reimbursement of expenses. As of March 31, 2021 and December 31, 2020, the Company recorded a reimbursement payable to the Manager of $1.5 million and $1.8 million, respectively. For the year ended December 31, 2021, the Manager agreed to waive its right to receive expense reimbursements of $0.8 million.

On April 6, 2020, the Company executed an amendment to the management agreement pursuant to which the Manager agreed to defer the reimbursement of expenses, effective the first quarter of 2020 through September 30, 2020. All deferred expense reimbursements were paid as of September 30, 2020.

Secured debt

On April 10, 2020, in connection with the first Forbearance Agreement, the Company issued a secured promissory note (the "Note") to the Manager evidencing a $10 million loan made by the Manager to the Company. Additionally, on April 27, 2020, in connection with the second Forbearance Agreement, the Company and the Manager entered into an amendment to the Note to reflect an additional $10 million loan by the Manager to the Company. The $10 million loan made by the Manager on April 10, 2020 was repaid in full with interest when it matured on March 31, 2021 and the $10 million loan made on April 27, 2020 was repaid in full with interest when it matured on July 27, 2020. The unpaid balance of the Note accrued interest at a rate of 6.0% per annum. Interest on the Note was payable monthly in kind through the addition of such accrued monthly interest to the

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2021
outstanding principal balance of the Note. The Note and accrued interest on the Note, when outstanding, were included within the due to affiliates amount, which is included within the "Other Liabilities" line item in the consolidated balance sheets. See Note 7 for a breakout of the "Other liabilities" line item.

Restricted stock grants

Effective on April 15, 2020 upon the approval of the Company's stockholders at its 2020 annual meeting of stockholders, the 2020 Equity Incentive Plan provides for 2,000,000 shares of common stock to be issued. The maximum number of shares of common stock granted during a single fiscal year to any non-employee director, taken together with any cash fees paid to such non-employee director during any fiscal year, shall not exceed $300,000 in total value (calculating the value of any such awards based on the grant date fair value). As of March 31, 2021, 1,857,350 shares of common stock were available to be awarded under the Equity Incentive Plan.

Since its IPO, the Company has granted an aggregate of 105,794 and 142,650 shares of restricted common stock to its independent directors under its equity incentive plans, dated July 6, 2011 (the "2011 Equity Incentive Plans") and its 2020 Equity Incentive Plan, respectively. As of March 31, 2021, all shares of restricted common stock granted to its independent directors have vested. Further, since its IPO, the Company has issued 40,250 shares of restricted common stock and 120,000 restricted stock units to its Manager under the 2011 Equity Incentive Plans. As of July 1, 2020, all shares of restricted common stock and restricted stock units granted to its Manager have fully vested.

Director compensation

Beginning January 1, 2021, the annual base director's fee for each independent director decreased from $160,000 to $150,000, $70,000 of which is payable on a quarterly basis in cash and $80,000 of which is payable on a quarterly basis in shares of restricted common stock. The number of shares of restricted common stock to be issued each quarter to each independent director is determined based on the average of the high and low prices of the Company’s common stock on the New York Stock Exchange on the last trading day of each fiscal quarter. To the extent that any fractional shares would otherwise be issuable and payable to each independent director, a cash payment is made to each independent director in lieu of any fractional shares. All directors’ fees are paid pro rata (and restricted stock grants determined) on a quarterly basis in arrears, and shares issued are fully vested and non-forfeitable. These shares may not be sold or transferred by such director during the time of his service as an independent member of the Company’s board. As of March 31, 2021, the Company's Board of Directors consisted of four independent directors.

Pursuant to the Forbearance Agreement previously discussed, the Company, among other things, agreed to compensate its independent directors solely with common stock for the quarter ended March 31, 2020.

Investments in debt and equity of affiliates

The Company invests in credit sensitive residential assets through affiliated entities which hold an ownership interest in the assets. The Company is one investor, amongst other investors managed by affiliates of Angelo Gordon, in such entities and has applied the equity method of accounting for such investments. See Note 2 for the gross fair value of the Company's share of these investments as of March 31, 2021 and December 31, 2020 and the net income/(loss) generated by these investments for the three months ended March 31, 2021 and 2020.

The Company’s investment in AG Arc is reflected within the "Investments in debt and equity of affiliates" line item on its consolidated balance sheets. The Company has an approximate 44.6% interest in AG Arc. See Note 2 for the fair value of AG Arc as of March 31, 2021 and December 31, 2020.

Arc Home may sell loans to the Company, to third parties, or to affiliates of the Manager. Arc Home may also enter into agreements with us, third parties, or affiliates of the Manager to sell rights to receive the excess servicing spread related to MSRs that it either purchases from third parties or originates. The Company, directly or through its subsidiaries, has entered into agreements with Arc Home to purchase rights to receive the excess servicing spread related to certain of Arc Home's MSRs. As of March 31, 2021 and December 31, 2020, these Excess MSRs had a fair value of approximately $3.3 million and $3.5 million, respectively. See below "Transactions with affiliates" for details regarding the sale of a portion of the Company's Excess MSRs during the third quarter of 2020.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2021
During 2020, Arc Home began selling Non-QM Loans to a private fund under the management of Angelo Gordon. Arc Home sold Non-QM Loans with an unpaid principal balance of $76.8 million to this affiliate of the Manager during the three months ended March 31, 2021.

For the three months ended March 31, 2021, Arc Home sold Non-QM Loans with an unpaid principal balance of $57.7 million to the Company. See "Transactions with affiliates" below for details regarding sales of Non-QM Loans from Arc Home to the Company during the first quarter of 2021.

On April 3, 2020, the Company, alongside private funds under the management of Angelo Gordon, restructured its financing arrangements in MATT ("Restructured Financing Arrangement"). The Restructured Financing Arrangement requires all principal and interest on the underlying assets in MATT be used to pay down principal and interest on the outstanding financing arrangement. As of April 3, 2020, the Restructured Financing Arrangement was no longer a mark-to-market facility with respect to margin calls and was non-recourse to the Company. The Restructured Financing Arrangement provided for a termination date of October 1, 2021. At the earlier of the termination date or the securitization or sale by the Company of the remaining assets subject to the Restructured Financing Arrangement, the financing counterparty (which is a non-affiliate) was entitled to 35% of the remaining equity in the assets. The Company evaluated this restructuring and concluded it was an extinguishment of debt. MATT chose to make a fair value election on this financing arrangement and the Company treated this arrangement consistently with this election.

On January 29, 2021, the Company, alongside private funds under the management of Angelo Gordon, entered into an amendment with respect to its Restructured Financing Arrangement in MATT. The amendment serves to convert the existing financing to a mark-to-market facility that is recourse to the Company and the private funds managed by Angelo Gordon that invest in MATT up to the below mentioned commitment from MATH to MATT. Upon amending the agreement, the Company settled the premium recapture fee with the financing counterparty.
On January 29, 2021, the Company alongside private funds under the management of Angelo Gordon, entered into an amendment to the MATH LLC Agreement, which requires MATH to fund a capital commitment of $50.0 million to MATT. The Company, through its investment in MATH, is responsible for its pro-rata share of the capital commitment. Refer to Note 12 for additional information.

The Company's investment in LOTS require it to fund various commitments in connection with the origination of Land Related Financing. Refer to Note 12 for additional information. The Company has an approximate 47.5% and 50% interest in LOTS I and LOTS II, respectively.

Transactions with affiliates

In connection with the Company’s investments in residential mortgage loans, residential mortgage loans in securitized form which are issued by an entity in which the Company holds an equity interest in and which are held alongside other private funds under the management of Angelo Gordon (the "Re/Non-Performing Loans") and Non-QM Loans, the Company engages asset managers to provide advisory, consultation, asset management and other services. Beginning in November 2015, the Company also engaged Red Creek Asset Management LLC ("Asset Manager"), a related party of the Manager and direct subsidiary of Angelo Gordon, as the asset manager for certain of its Re/Non-Performing Loans. Beginning in September 2019, the Company engaged the Asset Manager as the asset manager for its Non-QM Loans. The Company pays the Asset Manager separate arm’s-length asset management fees as assessed and confirmed periodically by a third-party valuation firm for its Re/Non-Performing Loans and Non-QM Loans. In the third quarter of 2019, the third-party assessment of asset management fees resulted in the Company updating the fee amount for its Re/Non-Performing Loans. The Company also utilized the third-party valuation firm to establish the fee level for Non-QM Loans in the third quarter of 2019. The fees paid by the Company to the Asset Manager totaled $0.6 million and $0.3 million for the three months ended March 31, 2021 and 2020, respectively. For the three months ended March 31, 2020, the Company deferred $0.1 million of fees owed to the Asset Manager, which were subsequently paid on September 30, 2020. These fees include amounts paid directly by the Company and amounts paid by trustees in securitizations that the Company owns residual interests.

In connection with the Company’s investments in Excess MSRs purchased through Arc Home, the Company pays an administrative fee to Arc Home. The administrative fees paid by the Company to Arc Home totaled $11.1 thousand and $0.1 million for the three months ended March 31, 2021 and 2020, respectively.

In February 2020, the Company, alongside private funds under the management of Angelo Gordon, participated through its unconsolidated ownership interest in MATT in a rated Non-QM Loan securitization, in which Non-QM Loans with a fair value

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2021
of $348.2 million were securitized. Certain senior tranches in the securitization were sold to third parties with the Company and private funds under the management of Angelo Gordon retaining the subordinate tranches, which had a fair value of $26.6 million as of March 31, 2020. The Company has a 44.6% interest in the retained subordinate tranches.

In July 2020, in accordance with the Company’s Affiliated Transactions Policy, the Company sold certain real estate securities to an affiliate of the Manager (the "July 2020 Acquiring Affiliate"). As of the date of the transaction, the real estate securities sold to the July 2020 Acquiring Affiliate had a total fair value of $1.9 million. The July 2020 Acquiring Affiliate purchased the real estate securities by submitting an offer to purchase the securities from the Company in a competitive bidding process. This allowed the Company to confirm third-party market pricing and best execution.

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

In October 2020, in accordance with the Company’s Affiliated Transactions Policy, the Company acquired certain real estate securities and Excess MSRs from an affiliate of the Manager (the "October 2020 Selling Affiliate"). As of the date of the transaction, the real estate securities and Excess MSRs acquired from the October 2020 Selling Affiliate had a total fair value of $0.5 million and $20.0 thousand, respectively. As procuring market bids for the real estate securities was determined to be impracticable in the Manager’s reasonable judgment, appropriate pricing was based on a valuation prepared by third-party pricing vendors. The third-party pricing vendors allowed the Company to confirm third-party market pricing and best execution.

During the first quarter of 2021, the Company purchased Non-QM Loans from Arc Home with an underlying unpaid principal balance and fair value of $57.7 million and $59.2 million, respectively.

In March 2021, in accordance with the Company’s Affiliated Transactions Policy, the Company sold certain real estate securities to an affiliate of the Manager (the "March 2021 Acquiring Affiliate"). As of the date of the transaction, the real estate securities sold to the March 2021 Acquiring Affiliate had a total fair value of $6.9 million. The March 2021 Acquiring Affiliate purchased the real estate securities by submitting an offer to purchase the securities from the Company in a competitive bidding process. This allowed the Company to confirm third-party market pricing and best execution.

11. Equity

Stock repurchase programs

On November 3, 2015, the Company’s Board of Directors authorized a stock repurchase program ("Repurchase Program") to repurchase up to $25.0 million of the Company's outstanding common stock. Such authorization does not have an expiration date. As part of the Repurchase Program, shares may be purchased in open market transactions, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. Open market repurchases will be made in accordance with Exchange Act Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of open market stock repurchases. Subject to applicable securities laws, the timing, manner, price and amount of any repurchases of common stock under the Repurchase Program may be determined by the Company in its discretion, using available cash resources. Shares of common stock repurchased by the Company under the Repurchase Program, if any, will be cancelled and, until reissued by the Company, will be deemed to be authorized but unissued shares of its common stock as required by Maryland law. The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice and the authorization does not obligate the Company to acquire any particular amount of common stock. The cost of the acquisition by the Company of shares of its own stock in excess of the aggregate par value of the shares first reduces additional paid-in capital, to the extent available, with any residual cost applied against retained earnings. No shares were repurchased under the Repurchase Program during the three months

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2021
ended March 31, 2021 and 2020 and approximately $14.6 million of common stock remained authorized for future share repurchases under the Repurchase Program.

On February 22, 2021, the Company's Board of Directors authorized a stock repurchase program (the "Preferred Repurchase Program") pursuant to which the Company's Board of Directors granted a repurchase authorization to acquire shares of its 8.25% Series A Cumulative Redeemable Preferred Stock, its 8.00% Series B Cumulative Redeemable Preferred Stock, and its 8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock having an aggregate value of up to $20 million. No shares were repurchased under the Repurchase Program during the three months ended March 31, 2021.

Equity distribution agreements

On May 5, 2017, the Company entered into an equity distribution agreement with each of Credit Suisse Securities (USA) LLC and JMP Securities LLC (collectively, the "Sales Agents"), which the Company refers to as the "Equity Distribution Agreements," pursuant to which the Company may sell up to $100.0 million aggregate offering price of shares of its common stock from time to time through the Sales Agents under the Securities Act of 1933. The Equity Distribution Agreements were amended on May 22, 2018 in conjunction with the filing of the Company’s 2018 Registration Statement, described below. For the three months ended March 31, 2021, the Company issued 2.2 million shares of common stock under the Equity Distribution Agreements for net proceeds of approximately $10.0 million. For the three months ended March 31, 2020, the Company did not issue any shares of common stock under the Equity Distribution Agreements. Since inception of the program, the Company has issued approximately 5.8 million shares of common stock under the Equity Distribution Agreements for gross proceeds of $45.0 million.

Shelf registration statement

On May 2, 2018, the Company filed a shelf registration statement, registering up to $750.0 million of its securities, including capital stock (the "2018 Registration Statement"). The 2018 Registration Statement became effective on May 18, 2018 and will expire on May 18, 2021.

Preferred stock

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
March 31, 2021
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

On December 17, 2020, the Company paid its Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock dividends that were in arrears as well as the full dividends payable on the preferred stock for the fourth quarter of 2020 in the amount of $1.54689, $1.50, and $1.50 per share, respectively. On December 22, 2020, the Company's Board of Directors declared a dividend of $0.03 per common share for the fourth quarter 2020 which was paid on January 29, 2021 to shareholders of record at the close of business on December 31, 2020. During the first quarter of 2021, the Company declared its preferred and common dividends in ordinary course. Refer to Note 8 for more information on dividends declared during the period.

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

On September 30, 2020, the Company agreed to issue an aggregate of 3,679,634 shares of its common stock and agreed to pay aggregate cash consideration of $6.3 million in exchange for 210,662 shares of Series A Preferred Stock, 404,187 shares of Series B Preferred Stock, and 427,467 shares of Series C Preferred Stock, pursuant to a privately negotiated exchange agreement with existing holders of the preferred stock. After the transaction closed, the Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock exchanged pursuant to the exchange agreement were reclassified as authorized but unissued shares of preferred stock without designation as to class or series.

On October 2, 2020, the Company agreed to issue an aggregate of 900,000 shares of its common stock and agreed to pay aggregate cash consideration of $1.7 million in exchange for 260,000 shares of Series C Preferred Stock, pursuant to a privately negotiated exchange agreement with existing holders of the Series C Preferred Stock. After the transaction closed, the Series C Preferred Stock exchanged pursuant to the exchange agreement were reclassified as authorized but unissued shares of preferred stock without designation as to class or series.

On March 17, 2021, the Company agreed to issue an aggregate of 2,812,388 shares of its common stock in exchange for 153,325 shares of Series A Preferred Stock and 350,609 shares of Series B Preferred Stock, pursuant to a privately negotiated exchange agreement with existing holders of the preferred stock. After the transaction closed, the Series A Preferred Stock and Series B Preferred Stock exchanged pursuant to the exchange agreement were reclassified as authorized but unissued shares of preferred stock without designation as to class or series.

As of March 31, 2021, the Company had outstanding 1,663,193 shares of Series A Preferred Stock, 3,814,119 shares of Series B Preferred Stock, and 3,883,178 shares of Series C Preferred Stock.

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
March 31, 2021
on the midpoint of the estimated range of the Company’s book value per share as of August 31, 2020. The remaining third quarter management fee was paid in the normal course of business. Refer to Note 10 for more information on this transaction.

12. Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2021, other than as set forth below, the Company was not involved in any material legal proceedings.

On March 25, 2020, certain of the Company's subsidiaries filed a suit in federal district court in New York seeking to enjoin Royal Bank of Canada and one of its affiliates ("RBC") from selling certain assets that the Company had on repo with RBC and seeking damages (AG MIT CMO et al. v. RBC (Barbados) Trading Corp. et al., 20-cv-2547, U.S. District Court, Southern District of New York). On March 31, 2020, the Company withdrew, as moot, its request for injunctive relief in the complaint based on the court's ruling on March 25, 2020 relating to the sale at issue. As previously disclosed in a Form 8-K filed with the SEC on June 2, 2020, the Company entered into a settlement agreement with RBC on May 28, 2020, pursuant to which the Company and RBC mutually released each other from further claims related to the repurchase agreements at issue. As part of the settlement, and to resolve all claims by either party under the repurchase agreements, the Company paid RBC $5.0 million in cash and issued to RBC a secured promissory note in the principal amount of $2.0 million. On June 11, 2020, the Company repaid the secured promissory note due to RBC in full. The Company recognized this settlement in the "Net realized gain/(loss)" line item on the consolidated statement of operations in the second quarter of 2020. As a result, the Company has satisfied all of its payment obligations to RBC under the settlement agreement and promissory note, and, as previously reported, the federal lawsuit has been voluntarily dismissed with prejudice.

For the year ended December 31, 2020, the Company recorded a loss of $11.6 million related to deficiencies asserted by other counterparties. The Company recognized these losses in the "Net realized gain/(loss)" line item on the consolidated statement of operations. As of August 2020, MITT resolved and settled all deficiency claims with lenders.

The below table details the Company's outstanding commitments as of March 31, 2021 (in thousands):

Commitment type	Date of Commitment	Total Commitment	Funded Commitment	Remaining Commitment
Commercial loan K (a)	February 22, 2019	$20,000	$17,220	$2,780
LOTS (b)	Various	32,345	20,604	11,741
MATH (b)	January 29, 2021	22,295	—	22,295
Total		$74,640	$37,824	$36,816
(a)The Company entered into commitments on commercial loans relating to construction projects. See Note 4 for further details.
(b)Refer to Note 10 "Investments in debt and equity of affiliates" for more information regarding LOTS and MATH.

13. Subsequent Events

Subsequent to quarter end, the Company purchased $154.2 million of Non-QM Loans, inclusive of $47.3 million which were purchased from Arc Home. The Company also amended or entered into financing arrangements to increase the maximum uncommitted borrowing capacity to finance Non-QM Loans to $800 million.

On April 20, 2021, in accordance with the Company’s Affiliated Transactions Policy, the Company sold certain CMBS to an affiliate of the Manager. As of the date of the transaction, the real estate securities sold to the affiliate had a total fair value of $16.8 million.

On May 5, 2021, the Company, alongside private funds under the management of Angelo Gordon, participated through its unconsolidated ownership interest in MATT in a rated Non-QM Loan securitization, in which Non-QM Loans with a fair value of $171.4 million were securitized. Certain senior tranches in the securitization were sold to third parties with the Company and private funds under the management of Angelo Gordon retaining the subordinate tranches. Subsequent to this transaction, MATT had securitized all Non-QM Loans previously acquired and its remaining portfolio consisted of the subordinate tranches retained from this securitization and past securitizations. During the current year, the Company has begun acquiring Non-QM Loans directly which are recorded in the "Residential mortgage loans, at fair value" line item on the consolidated balance sheets.

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

The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes to our consolidated financial statements, which are included in Item 1 of this report, as well as the information contained in our Annual Report on Form 10-K for the year ended December 31, 2020, and any subsequent filings.

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
•conditions in the market for Residential Investments, Agency RMBS, and Commercial Investments;
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

We caution investors not to rely unduly on any forward-looking statements, which speak only as of the date made, and urge you to carefully consider the risks noted above and identified under the captions "Risk Factors," and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2020 and any subsequent filings. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements that we make, or that are attributable to us, are expressly qualified by this cautionary notice.

Special Note Regarding COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the outbreak of the novel coronavirus ("COVID-19") a pandemic. On March 13, 2020, the U.S. declared a national emergency concerning the COVID-19 pandemic, and several states and municipalities have subsequently declared public health emergencies. These conditions have caused, and may continue to cause, a significant disruption in the U.S. and world economies.

Beginning in mid-March 2020, the global pandemic associated with COVID-19 and related economic conditions caused financial and mortgage-related asset markets to come under extreme duress, resulting in credit spread widening, a sharp decrease in interest rates and unprecedented illiquidity in repurchase agreement financing and MBS markets. The illiquidity was exacerbated by inadequate demand for MBS among primary dealers due to balance sheet constraints. These events, in turn, resulted in falling prices of our assets and increased margin calls from our repurchase agreement counterparties. To conserve capital, protect assets and to pause the escalating negative impacts caused by the market dislocation and allow the markets for many of our assets to stabilize, in April 2020, we entered into forbearance agreements with our repurchase agreement counterparties, which we subsequently exited on June 10, 2020 pursuant to a reinstatement agreement. These agreements are detailed in the "Financing activities–Forbearance and Reinstatement Agreements" section below.

In an effort to manage our portfolio through this unprecedented turmoil in the financial markets, to improve liquidity, and preserve capital, we reduced the size of our investment portfolio on a GAAP and non-GAAP basis by $2.9 billion and $3.0 billion, respectively, during 2020 through sales, either directly or as a result of financing counterparty seizures. During 2020, we also reduced our corresponding financing arrangement balance on a GAAP and non-GAAP basis by $2.7 billion and $2.8 billion, respectively. In doing so, we recognized a significant amount of realized and unrealized losses which were due directly to the disruptions of the financial markets caused by the COVID-19 pandemic.

We do not yet know the full extent of the effects of the COVID-19 pandemic on our business, operations, personnel, or the U.S. economy as a whole. We cannot predict future developments, including the scope and duration of the pandemic, the effectiveness of our work from home arrangements, third-party providers' ability to support our operations, the nature and effect of any actions taken by governmental authorities and other third parties in response to the pandemic, and the other factors discussed throughout this report. Future developments with respect to the COVID-19 pandemic and the actions taken to reduce its spread could continue to materially and adversely affect our business, operations, operating results, financial condition, liquidity or capital levels.

Executive Summary

During the first quarter of 2021, we focused our efforts on continuing to grow our diversified risk-adjusted portfolio of Residential Credit Investments and Agency RMBS. In doing so, our primary focus is to invest in residential mortgage loans with the intent to securitize these assets as market conditions permit. During the quarter, we continued to grow the Non-QM Loans composition of our investment portfolio by purchasing loans from third parties as well as Arc Home. We also continued to invest in Agency RMBS while reallocating capital from our Commercial Investments and Non-Agency RMBS portfolios into the residential mortgage market. The information presented below provides a summary of investment and capital activity during the current quarter:

Investment Activity

•Purchased $208.5 million of Non-QM Loans, $59.2 million of which were purchased from Arc Home, a licensed mortgage originator we invest in alongside other Angelo Gordon funds;
◦During the quarter we amended certain financing arrangements to include a maximum uncommitted borrowing capacity to finance the acquisition of Non-QM Loans;
◦Subsequent to quarter end, we purchased an additional $154.2 million of Non-QM Loans, inclusive of $47.3 million which were purchased from Arc Home, while also increasing our maximum uncommitted borrowing capacity under certain financing arrangements to support our continued growth within the Non-QM Loan market;
•Purchased 30 Year Fixed Rate positions, increasing our Agency RMBS portfolio to $915.4 million;
•Sold two commercial real estate loans for total proceeds of $74.3 million, releasing unfunded commitments of approximately $28.8 million as of December 31, 2020; and
•Sold several Non-Agency RMBS and CMBS positions for total proceeds of $40.4 million.

Capital Activity

•Utilized our ATM program to issue 2.2 million shares of common stock, raising net proceeds of approximately $10.0 million; and
•Entered into a privately negotiated exchange offer with existing holders of the preferred stock, issuing 2.8 million shares of common stock in exchange for 0.5 million shares of preferred stock.

Our company

We are a hybrid mortgage REIT that opportunistically invests in a diversified risk adjusted portfolio of Credit Investments and Agency RMBS. Our Credit Investments include Residential Investments and Commercial Investments. We are a Maryland corporation and are externally managed by our Manager, a wholly-owned subsidiary of Angelo Gordon, pursuant to a management agreement. Our Manager, pursuant to a delegation agreement dated as of June 29, 2011, has delegated to Angelo Gordon the overall responsibility of its day-to-day duties and obligations arising under the management agreement. We conduct our operations to qualify and be taxed as a real estate investment trust ("REIT"), for U.S. federal income tax purposes. Accordingly, we generally will not be subject to U.S. federal income taxes on our taxable income that we distribute currently to our stockholders as long as we maintain our intended qualification as a REIT, with the exception of our domestic taxable REIT subsidiaries ("TRS"). We also operate our business in a manner that permits us to maintain our exemption from registration under the Investment Company Act of 1940, as amended, or the Investment Company Act.

Our investment portfolio

Our investment portfolio is comprised of our Credit Investments and Agency RMBS. Our Credit Investments include Residential Investments and Commercial Investments. These investments are described in more detail below.

Credit Investments

Residential Investments

Our Residential Investments include:

•Non-QM Loans, which include:
◦Residential mortgage loans that do not qualify for the Consumer Finance Protection Bureau's (the "CFPB") safe harbor provision for "qualifying mortgages," or "QM." When held directly, these investments are included in the "Residential mortgage loans, at fair value" line item on our consolidated balance sheets.
◦Non-QM Loans held alongside other private funds under the management of Angelo Gordon are held in one of our unconsolidated subsidiaries, Mortgage Acquisition Trust I LLC ("MATT") (see the "Contractual obligations" section below for more detail). These investments are included in the "Investments in debt and equity of affiliates" line item on our consolidated balance sheets.
◦Non-QM Loans in securitized form that are issued by MATT. The securitizations typically take the form of various classes of notes. These investments are included in the "Investments in debt and equity of affiliates" line item on our consolidated balance sheets.

•Re/Non-Performing Loans, which include:
◦RPLs or NPLs in securitized form issued by an entity in which we own an equity interest and that we hold alongside other private funds under the management of Angelo Gordon. The securitizations typically take the form of equity and various classes of notes. These investments are included in the "RMBS" and "Investments in debt and equity of affiliates" line items on our consolidated balance sheets.
◦RPLs or NPLs we hold through interests in certain consolidated trusts. These investments are secured by residential real property, including prime, Alt-A, and subprime mortgage loans, and are included in the "Residential mortgage loans, at fair value" line item on our consolidated balance sheets.

•Land Related Financing includes first mortgage loans we originate to third-party land developers and home builders for purposes of the acquisition and horizontal development of land. These loans may be held through our unconsolidated subsidiaries. These loans are included in the "Investments in debt and equity of affiliates" line item on our consolidated balance sheets.

The Residential Investments that we own also include residential mortgage-backed securities ("RMBS") that are not issued or guaranteed by Ginnie Mae or a GSE. We collectively refer to these investments as our Non-Agency RMBS. The mortgage loan collateral for residential Non-Agency RMBS consists of residential mortgage loans that do not generally conform to underwriting guidelines issued by U.S. government agencies or U.S. government-sponsored entities. Our Non-Agency RMBS include investment grade and non-investment grade fixed and floating-rate securities.

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
•Commercial real estate loans secured by commercial real property, including first mortgages and mezzanine loans for construction or redevelopment of a property; and
•CMBS, Interest-Only securities and CMBS principal-only securities which are regularly-issued by Freddie Mac as structured pass-through securities backed by multifamily mortgage loans ("Freddie Mac K-Series" or "K-Series").

Agency RMBS

Our investment portfolio includes RMBS. Certain of the assets in our RMBS portfolio have a guarantee of principal and interest by a U.S. government agency such as the Government National Mortgage Association, or Ginnie Mae, or by a government-sponsored entity such as the Federal National Mortgage Association, or Fannie Mae, or the Federal Home Loan Mortgage Corporation, or Freddie Mac (each, a "GSE"). We refer to these securities as Agency RMBS ("Agency RMBS"). Our Agency RMBS includes fixed rate securities held as mortgage pass-through securities, as well as excess mortgage servicing rights ("Excess MSRs"). Excess MSRs are interests in mortgage servicing rights ("MSR"), representing a portion of the interest payment collected from a pool of mortgage loans, net of a basic servicing fee paid to the mortgage servicer. An MSR provides a mortgage servicer with the right to service a mortgage loan or a pool of mortgages in exchange for a portion of the interest payments made on the mortgage or the underlying mortgages.

Investment classification

Throughout this report, (1) we use the terms "credit portfolio" and "credit investments" to refer to our Residential Investments and Commercial Investments, inclusive of investments held within affiliated entities but exclusive of AG Arc (discussed below); (2) we refer to our Re/Non-Performing Loans (exclusive of our RPLs or NPLs in securitized form), Non-QM Loans (exclusive of those in securitized form), Land Related Financing, and commercial real estate loans, collectively, as our "loans"; (3) we use the term "credit securities" to refer to our credit portfolio, excluding loans; and (4) we use the term "real estate securities" or "securities" to refer to our Agency RMBS portfolio, exclusive of Excess MSRs, and our credit securities. Our "investment portfolio" refers to our combined Agency RMBS portfolio and credit portfolio and encompasses all of the investments described above.

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

Arc Home LLC

We, alongside private funds under the management of Angelo Gordon, through AG Arc LLC, one of our indirect subsidiaries ("AG Arc"), formed Arc Home LLC ("Arc Home"). Arc Home originates conforming, Government, Jumbo, Non-QM, and other non-conforming residential mortgage loans and retains the mortgage servicing rights associated with the loans that it originates. From time to time, Arc Home may sell originated loans to us or other private funds under the management of

Angelo Gordon. See Note 10 to the "Notes to Consolidated Financial Statements (unaudited)" for additional financial information regarding transactions with affiliates.

Market conditions

During the first quarter of 2021, the financial markets generally continued their recovery from the unprecedented dislocation caused by the COVID-19 pandemic and the resulting economic shutdown across much of the U.S. economy. We believe several factors have contributed to the momentum of the ongoing rise in risk asset prices, most notably positive vaccine and reopening related news, demand for fixed income assets, and improving economic data. The Federal Reserve has also consistently signaled that it intends to maintain low interest rates for the foreseeable future. At the end of 2020, home price indices pointed to an annual increase of over 10% for national home prices, and in its first reading of 2021, the Case-Shiller index rose to over 11%. We expect that the mortgage and consumer sectors will continue to benefit from the unemployment support and stimulus disbursements, which were included in the Bipartisan-Bicameral Omnibus COVID Relief Deal bill, which was passed by Congress in December 2020.

Non-QM Whole Loans and Securitizations: In the first quarter of 2021, there were Non-QM Loan transactions totaling approximately $1.2 billion. In addition to offers from established sellers, the market saw its first widely syndicated sale of called collateral from a seasoned Non-QM securitization. We expect sale volumes to continue at this pace throughout the year even as rate increases lower overall mortgage origination volumes. In general, the price of residential whole loans continued to increase throughout the quarter as aggregators accounted for the decreased cost of funds in securitization, new government stimulus packages, and the demand for Non-QM assets remains outsized compared to originators ability to reach pre-COVID volumes.

Agency RMBS: Agency RMBS experienced some volatility during the first quarter as 10-year U.S. Treasury rates increased by 82 basis points. With the move in higher rates and the market’s expectation of slowing prepayment speeds, specified pool payups came under pressure during the quarter, resulting in better performance in the TBA market. Overall, strong bank demand and steady buying by the Federal Reserve continue to be broadly supportive of the sector.

Non-Agency RMBS: Overall, the factors discussed above contributed to increasingly tighter spreads over the course of the quarter, particularly with regard to the lower tranches of credit-related assets. Assets with more credit risk, which are generally those with the widest spreads, outperformed during the quarter. New-issue volume was notably stronger compared to the fourth quarter of 2020. The supply was well-absorbed by the market as offerings were often oversubscribed, particularly to start the year. Compared to the prior quarter, RMBS new issues grew 38% to nearly $30 billion.

CMBS: A continued recovery in the CMBS market was experienced in the first quarter of 2021. In addition to the factors that typically push CMBS spreads tighter, such as the need to invest newly allocated capital amounts into the market, we believe overall market dynamics in the first quarter were supplemented by a few additional considerations. One factor being that the recovery of CMBS has tended to lag other product types. Additionally, with the vaccination rollout picking up momentum, property valuation uncertainty has been mitigated to some degree. Finally, given a limited amount of maturities in 2021, issuance volumes are expected to remain below historical levels.

The overall CMBS delinquency rate continues to trend lower with March becoming the 9th consecutive month of improved loan performance. Not surprisingly the hardest hit sectors in 2020, which included hotel and retail, led the recovery during the current quarter and, in our opinion, the greatest area of uncertainly in the commercial real estate markets relates to the office sector and the long-term impacts of more remote or home working options for employees.

In light of various market uncertainties, in particular the pervasive uncertainties of the COVID-19 pandemic for the U.S. and global economy, there can be no assurance that the trends and conditions described above will not change in a manner materially adverse to the mortgage REIT industry and/or our Company.

Results of Operations

Our operating results can be affected by a number of factors and primarily depend on the size and composition of our investment portfolio, the level of our net interest income, the fair value of our assets and the supply of, and demand for, our investments in residential mortgages in the marketplace, among other things, which can be impacted by unanticipated credit events, such as defaults, liquidations or delinquencies, experienced by borrowers whose mortgage loans are included in our investment portfolio and other unanticipated events in our markets. Our primary source of net income or loss available to common stockholders is our net interest income, less our cost of hedging, which represents the difference between the interest earned on our investment portfolio and the costs of financing and economic hedges in place on our investment portfolio, as well as any income or losses from our equity investments in affiliates.

Three Months Ended March 31, 2021 compared to the Three Months Ended March 31, 2020

The table below presents certain information from our consolidated statements of operations for the three months ended March 31, 2021 and March 31, 2020 (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020	Increase/(Decrease)
Statement of Operations Data:
Net Interest Income
Interest income	$12,119	$40,268	$(28,149)
Interest expense	4,061	19,971	(15,910)
Total Net Interest Income	8,058	20,297	(12,239)

Other Income/(Loss)
Net realized gain/(loss)	(4,038)	(151,143)	147,105
Net interest component of interest rate swaps	(741)	923	(1,664)
Unrealized gain/(loss) on real estate securities and loans, net	(6,658)	(313,897)	307,239
Unrealized gain/(loss) on derivative and other instruments, net	26,507	5,686	20,821
Foreign currency gain/(loss), net	14	1,649	(1,635)
Other income	23	3	20
Total Other Income/(Loss)	15,107	(456,779)	471,886

Expenses
Management fee to affiliate	1,654	2,149	(495)
Other operating expenses	3,983	930	3,053
Restructuring related expenses	—	1,500	(1,500)
Excise tax	—	(815)	815
Servicing fees	615	579	36
Total Expenses	6,252	4,343	1,909

Income/(loss) before equity in earnings/(loss) from affiliates	16,913	(440,825)	457,738

Equity in earnings/(loss) from affiliates	26,336	(44,192)	70,528
Net Income/(Loss)	43,249	(485,017)	528,266

Gain on Exchange Offers, net	358	—	358
Dividends on preferred stock	(4,924)	(5,667)	743

Net Income/(Loss) Available to Common Stockholders	$38,683	$(490,684)	$529,367

Interest income

Interest income is calculated using the effective interest method for our GAAP investment portfolio and calculated based on the actual coupon rate.

Interest income decreased from March 31, 2020 to March 31, 2021 primarily due to a decrease in the weighted average cost of our portfolio. The weighted average cost of our GAAP investment portfolio decreased by $2.2 billion from $3.6 billion for the three months ended March 31, 2020 to $1.4 billion for the three months ended March 31, 2021. The decrease was driven by sales and seizures which occurred primarily during the first and second quarters of 2020 due to market volatility caused by the

COVID-19 pandemic. Additionally, the weighted average yield of our GAAP investment portfolio decreased by 1.09% from 4.48% for the three months ended March 31, 2020 to 3.39% for the three months ended March 31, 2021.

Interest expense

Interest expense is calculated based on the actual financing rate and the outstanding financing balance of our GAAP investment portfolio.

Interest expense decreased from March 31, 2020 to March 31, 2021 primarily due to a decrease in the weighted average financing balance on our GAAP investment portfolio during the period. The weighted average financing balance on our GAAP investment portfolio during the period decreased by $2.2 billion from $3.0 billion for the three months ended March 31, 2020 to $0.8 billion for the three months ended March 31, 2021. The decrease was driven by financing removed on sales and seizures which occurred primarily during the first and second quarters of 2020 due to market volatility caused by the COVID-19 pandemic. Additionally, the weighted average financing rate on our GAAP investment portfolio decreased by 0.70% from 2.64% for the three months ended March 31, 2020 to 1.94% for the three months ended March 31, 2021. For the three months ended March 31, 2021 and March 31, 2020, interest expense includes $0.2 million and $(0.2) million, respectively, of deferred financing costs that were excluded from core earnings in the "Transaction related expenses and deal related performance fees" line item. Refer to the "Financing activities" section below for a discussion of the material changes in our cost of funds.

Net realized gain/(loss)

Net realized gain/(loss) represents the net gain or loss recognized on any (i) sales and seizures, if any, of real estate securities out of our GAAP investment portfolio, including any associated deficiencies recognized, if any, (ii) sales of loans out of our GAAP investment portfolio, transfers of loans from our GAAP investment portfolio to real estate owned included in Other assets, and sales of Other assets, and (iii) settlement of derivatives and other instruments. The following table presents a summary of Net realized gain/(loss) for the three months ended March 31, 2021 and March 31, 2020 (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Sales/Seizures of real estate securities	$(500)	$(86,305)
Sales of loans and loans transferred to or sold from Other assets	(3,373)	(2,967)
Settlement of derivatives and other instruments	(165)	(61,871)
Total Net realized gain/(loss)	$(4,038)	$(151,143)

Net interest component of interest rate swaps

Net interest component of interest rate swaps represents the net interest income received or expense paid on our interest rate swaps.

Net interest component of interest rate swaps decreased from March 31, 2020 to March 31, 2021, primarily due to the difference in terms on the outstanding interest rate swaps during the periods. As of the March 31, 2021, we held an interest rate swap portfolio of $1.1 billion of notional with a weighted average receive-variable rate of 0.20% and a weighted average pay-fix rate of 0.80%.

Unrealized gain/(loss) on real estate securities and loans, net

During the three months ended March 31, 2021, we recognized $6.7 million in net unrealized losses comprised of unrealized losses on securities and unrealized gains on loans of $24.0 million and $17.3 million, respectively. The unrealized losses on securities primarily relates to losses on our Agency RMBS portfolio and the unrealized gains on loans primarily relates to gains on our Re/Non-performing loan portfolio.

During the three months ended March 31, 2020, we recognized $313.9 million net unrealized losses comprised of unrealized losses on securities and unrealized losses on loans of $203.4 million and $110.5 million, respectively. These losses were due directly to the disruptions of the financial markets caused by the COVID-19 pandemic and our response thereto, including $2.4 billion in asset sales and a significant decrease in asset valuations in March 2020.

Unrealized gain/(loss) on derivative and other instruments, net

For the three months ended March 31, 2021, the gains of $26.5 million were comprised of unrealized gains of $28.5 million, primarily related to mark-to-market changes on our interest rate swap portfolio, offset by unrealized losses of $2.0 million on securitized debt.

For the three months ended March 31, 2020, the gain of $5.7 million was comprised of unrealized gains on securitized debt offset by unrealized losses on excess MSRs and derivatives.

Foreign currency gain/(loss), net

Foreign currency gain/(loss), net pertains to the effects of remeasuring the monetary assets and liabilities of our foreign investments into U.S. dollars using foreign currency exchange rates at the end of the reporting period. During the three months ended March 31, 2020, the value of GBP relative to USD decreased, resulting in a gain on the liabilities held in foreign currencies. The decrease in gains from March 31, 2020 to March 31, 2021 is primarily as a result of a decreased foreign currency denominated portfolio throughout the current period. As of March 31, 2021, the Company no longer held any foreign currency denominated positions.

Management fee to affiliate

Our management fee is based upon a percentage of our Stockholders’ Equity. See the "Contractual obligations" section of this Item 2 for further detail on the calculation of our management fee and for the definition of Stockholders’ Equity. Management fees decreased from March 31, 2020 to March 31, 2021 primarily due to a decrease in our Stockholders' Equity as calculated pursuant to our Management Agreement.

Other operating expenses

This amount is primarily comprised of professional fees, directors’ and officers’ ("D&O") insurance and directors’ fees, as well as certain expenses reimbursable to the Manager. We are required to reimburse our Manager or its affiliates for operating expenses incurred by our Manager or its affiliates on our behalf, including certain salary expenses and other expenses relating to legal, accounting, due diligence, and other services. Refer to the "Contractual obligations" section below for more detail on certain expenses reimbursable to the Manager. The following table presents a summary of expenses within Other operating expenses broken out between non-investment related expenses and investment related expenses for the three months ended March 31, 2021 and March 31, 2020 (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Non Investment Related Expenses
Affiliate expense reimbursement - Operating expenses (1)	$1,250	$1,879
Professional fees	1,225	545
D&O insurance	394	174
Directors' compensation	168	218
Equity based compensation to affiliate	—	88
Other	156	229
Total Corporate Expenses	3,193	3,133

Investment Related Expenses
Affiliate expense reimbursement - Deal related expenses	281	162
Professional fees	28	47
Residential mortgage loan related expenses	608	692
Transaction related expenses and deal related performance fees (2)(3)	(167)	(3,219)
Other	40	115
Total Investment Expenses	790	(2,203)
Total Other operating expenses	$3,983	$930
(1)For the year ended December 31, 2021, the Manager agreed to waive its right to receive expense reimbursements of

$0.8 million. For the three months ended March 31, 2021, $0.2 million of the reduction in reimbursable expenses is included within the "Affiliated expense reimbursement - Operating expenses" line item above.
(2)The increase in Transaction related expenses and deal related performance fees from the three months ended March 31, 2020 to the three months ended March 31, 2021 is primarily a result of accrued deal related performance fees being reversed in the period ended March 31, 2020 due to a decline in the price of the related assets, as well as the seizure of such assets by financing counterparties.
(3)In computing core earnings, transaction related expenses and deal related performance fees are added back to Net Income/(Loss). For the three months ended March 31, 2021, total transaction related expenses and deal related performance fees excluded from core earnings were $(12) thousand, consisting of $(167) thousand recorded within the "Other operating expenses" line item, as detailed above, and $155 thousand recorded within the "Interest expense" line item, which relates to the amortization of deferred financing costs. For the three months ended March 31, 2020, total transaction related expenses and deal related performance fees excluded from core earnings were $(3.4) million, consisting of $(3.2) million recorded within the "Other operating expenses" line item, as detailed above, and $(0.2) million recorded within the "Interest expense" line item, which relates to the amortization of deferred financing costs.

Restructuring related expenses

Restructuring related expenses relate to legal and consulting fees primarily incurred in connection with executing the Forbearance Agreement and subsequent Reinstatement Agreement in 2020. Refer to the "Financing activities" section below for more information regarding the Forbearance Agreement and the Reinstatement Agreement.

Excise tax

Excise tax represents a four percent tax on the required amount of any ordinary income and net capital gains not distributed during the year. The expense is calculated in accordance with applicable tax regulations.

During the three months ended March 31, 2020, we reversed previously accrued excise taxes primarily as a result of losses associated with COVID-19. We did not record any excise taxes for the three months ended March 31, 2021.

Servicing fees

We incur servicing fee expenses in connection with the servicing of our Residential mortgage loans. As of March 31, 2021 and March 31, 2020, we owned Residential mortgage loans with a fair value of $643.0 million and $767.0 million, respectively. This decrease in the fair value of the Residential mortgage loans was a result of net sales of Residential mortgage loan pools in 2020 and 2021. For the three months ended March 31, 2021 and March 31, 2020, our servicing fees remained relatively consistent.

Equity in earnings/(loss) from affiliates

Equity in earnings/(loss) from affiliates represents our share of earnings and profits of investments held within affiliated entities. A majority of these investments are comprised of real estate securities, loans, and our investment in AG Arc. The below table reconciles the net income/(loss) to the "Equity in earnings/(loss) from affiliates" line item on our consolidated statements of operations (in thousands).

	Three Months Ended
	March 31, 2021	March 31, 2020
Non-QM Loans (1)	$14,646	$(26,729)
AG Arc (2)	6,340	(10,026)
Land Related Financing	710	664
Other	4,640	(8,101)
Equity in earnings/(loss) from affiliates	$26,336	$(44,192)
(1)The increase in earnings within MATT was the primarily the result of mark-to-market gains on the Non-QM Loan portfolio and related financing.
(2)The earnings at AG Arc during the three months ended March 31, 2021 were primarily the result of $4.2 million of net income related to Arc Home's lending and servicing operations and $1.5 million related to changes in the fair value of the MSR portfolio held by Arc Home.

Gain on Exchange Offers, net

We completed a privately negotiated exchange offer during the three months ended March 31, 2021. As a result of the exchange offer, we exchanged 153,325 shares of our 8.25% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock") and 350,609 shares of our 8.00% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock") for a total of 2,812,388 shares of common stock. We recognized a gain of $0.4 million in connection with the offer. Refer to the "Liquidity and capital resources" section below for more information on the exchange offers.

Book value and Adjusted book value per share

Per share amounts for book value are calculated using all outstanding common shares in accordance with GAAP, including all vested shares issued to our Manager, and our independent directors under our equity incentive plans as of quarter-end. As of March 31, 2021, the net proceeds for the Series A Preferred Stock, Series B Preferred Stock, and our 8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock ("Series C Preferred Stock") were $40.1 million, $92.3 million, and $93.9 million, respectively. As of March 31, 2021, the liquidation preference for the issued and outstanding Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock was $41.6 million, $95.4 million, and $97.1 million, respectively.

As of March 31, 2021 and December 31, 2020, our book value per common share calculated using stockholders’ equity less net proceeds on our preferred stock as the numerator was $4.92 and $4.13, respectively. As of March 31, 2021 and December 31, 2020, our adjusted book value per common share calculated using stockholders’ equity less the liquidation preference of our preferred stock as the numerator was $4.76 and $3.94, respectively

Presentation of investment, financing and hedging activities

In the "Investment activities," "Financing activities," "Hedging activities," and "Liquidity and capital resources" sections of this Item 2, where we disclose our investment portfolio and the related financing arrangements, we have presented this information inclusive of (i) unconsolidated ownership interests in affiliates that are accounted for under GAAP using the equity method and (ii) TBAs, which are accounted for as derivatives under GAAP. Our investment portfolio and the related financing arrangements are presented along with a reconciliation to GAAP. This presentation of our investment portfolio is consistent with how our management team evaluates the business, and we believe this presentation, when considered with the GAAP presentation, provides supplemental information useful for investors in evaluating our investment portfolio and financial condition. See Note 2 to the "Notes to Consolidated Financial Statements (unaudited)" for a discussion of investments in debt and equity of affiliates.

Net interest margin and leverage ratio

GAAP net interest margin and non-GAAP net interest margin, a non-GAAP financial measure, are calculated by subtracting the weighted average cost of funds from the weighted average yield for our GAAP investment portfolio or our investment portfolio, respectively, both of which exclude cash held by us and any net TBA position. The weighted average yield on our credit portfolio and our Agency RMBS portfolio represents an effective interest rate, which utilizes all estimates of future cash flows and adjusts for actual prepayment and cash flow activity as of quarter-end. The calculation of weighted average yield is weighted on fair value at quarter-end. The weighted average cost of funds is the sum of the weighted average funding costs on total financing arrangements outstanding at quarter-end, including all non-recourse financing arrangements, and our weighted average hedging cost, which is the weighted average of the net pay rate on our interest rate swaps. Both elements of cost of funds are weighted by the outstanding financing arrangements on our GAAP investment portfolio or our investment portfolio and securitized debt at quarter-end.

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

The chart below sets forth the net interest margin and leverage ratio from our investment portfolio as of March 31, 2021 and March 31, 2020 and a reconciliation to our GAAP investment portfolio:

March 31, 2021
Weighted Average	GAAP Investment Portfolio	Investments in Debt and Equity of Affiliates	Investment Portfolio (a)
Yield	3.31%	13.09%	4.44%
Cost of Funds (b)	1.83%	2.73%	1.77%
Net Interest Margin	1.48%	10.36%	2.67%
Leverage Ratio (c)	3.2x	(d)	2.6x
March 31, 2020
Weighted Average	GAAP Investment Portfolio	Investments in Debt and Equity of Affiliates	Investment Portfolio (a)
Yield	5.20%	8.42%	5.96%
Cost of Funds (b)	2.88%	4.94%	3.25%
Net Interest Margin	2.32%	3.48%	2.71%
Leverage Ratio (c)	3.1x	(d)	3.3x
(a)Excludes any net TBA position.
(b)Includes cost of non-recourse financing arrangements.
(c)The leverage ratio on our GAAP investment portfolio represents GAAP leverage. The leverage ratio on our investment portfolio represents Economic Leverage as defined below in the "Financing Activities" section.
(d)Refer to the "Financing activities" section below for an aggregate breakout of leverage.

Core Earnings

We define Core Earnings, a non-GAAP financial measure, as Net Income/(loss) available to common stockholders excluding (i) (a) unrealized gains/(losses) on real estate securities, loans, derivatives and other investments, inclusive of our investment in AG Arc, and (b) net realized gains/(losses) on the sale or termination of such instruments, (ii) any transaction related expenses incurred in connection with the acquisition or disposition of our investments, (iii) accrued deal-related performance fees payable to Arc Home and third party operators to the extent the primary component of the accrual relates to items that are excluded from Core Earnings, such as unrealized and realized gains/(losses), (iv) realized and unrealized changes in the fair value of Arc Home's net mortgage servicing rights and the derivatives intended to offset changes in the fair value of those net mortgage servicing rights, (v) deferred taxes recognized at our taxable REIT subsidiaries, if any, (vi) any foreign currency gain/(loss) relating to monetary assets and liabilities, (vii) income from discontinued operations, and (viii) any gains/(losses) associated with exchange transactions on our common and preferred stock. Items (i) through (viii) above include any amount related to those items held in affiliated entities. Management considers the transaction related expenses referenced in (ii) above to be similar to realized losses incurred at the acquisition or disposition of an asset and does not view them as being part of its core operations. Management views the exclusion described in (iv) above to be consistent with how it calculates Core Earnings on the remainder of its portfolio. Management excludes all deferred taxes because it believes deferred taxes are not representative of current operations.

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

A reconciliation of "Net Income/(loss) available to common stockholders" to Core Earnings for the three months ended March 31, 2021 and March 31, 2020 is set forth below (in thousands, except per share data):

	Three Months Ended
	March 31, 2021	March 31, 2020
Net Income/(loss) available to common stockholders	$38,683	$(490,684)
Add (Deduct):
Net realized (gain)/loss	4,038	151,143
Unrealized (gain)/loss on real estate securities and loans, net	6,658	313,897
Unrealized (gain)/loss on derivative and other instruments, net	(26,507)	(5,686)
Transaction related expenses and deal related performance fees (1)	(12)	(3,412)
Equity in (earnings)/loss from affiliates	(26,336)	44,192
Net interest income and expenses from equity method investments (2)(3)	7,322	1,233
Foreign currency (gain)/loss, net	(14)	(1,649)
(Gains) from Exchange Offer, net	(358)	—
Drop income	—	322
Core Earnings (3)	$3,474	$9,356

Core Earnings, per Diluted Share (3)	$0.08	$0.29
(1)Refer to changes in Interest expense and Other operating expenses in our "Results of Operations" section above for a breakout of transaction related expenses and deal related performance fees for the three months ended March 31, 2021 and March 31, 2020.
(2)For the three months ended March 31, 2021 and March 31, 2020, $2.6 million or $0.06 per share and $(4.6 million) or $(0.14) per share, respectively, of realized and unrealized changes in the fair value of Arc Home's net mortgage servicing rights and corresponding derivatives net of taxes were excluded from Core Earnings per diluted share.
(3)The three months ended March 31, 2021 included a cumulative retrospective adjustment of $0.5 million or $0.01 per diluted share on the premium amortization for investments accounted for under ASC 320-10.

We did not disclose Core Earnings during the first three quarters of 2020 as we determined that this measure, as we have historically calculated it, did not appropriately capture our business, liquidity, results of operations, financial condition, or our ability to make distributions to our stockholders. During the fourth quarter of 2020, we began disclosing Core Earnings in conjunction with the reinstatement of our dividends on our common stock and preferred stock.

Investment activities

Overall, our intention is to allocate capital to investment opportunities with attractive risk/return profiles in our target asset classes. Historically, our investment portfolio has consisted of Residential Investments, Agency RMBS, and Commercial Investments. Our capital allocation to each of these investments is set forth in more detail below. Our investment and capital allocation decisions depend on prevailing market conditions and compliance with Investment Company Act and REIT tests, among other factors, and may change over time in response to opportunities available in different economic and capital market environments. The risk-reward profile of our investment opportunities changes continuously with the market, with labor, housing and economic fundamentals, and with U.S. monetary policy, among others. As a result, in reacting to market conditions and taking into account a variety of other factors, including liquidity, duration, interest rate expectations and hedging, the mix of our assets changes over time as we opportunistically deploy capital.

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

The following table presents a detailed break-down of our investment portfolio as of March 31, 2021 and December 31, 2020 and a reconciliation to our GAAP Investment Portfolio ($ in thousands):

	Fair Value		Percent of Investment Portfolio Fair Value		Leverage Ratio (a)
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Agency RMBS	$918,753	$521,843	48.4%	37.4%	7.8x	6.1x
Residential Investments	876,758	691,478	46.2%	49.5%	0.9x	0.2x
Commercial Investments	104,047	182,296	5.4%	13.1%	0.7x	0.9x
Total: Investment Portfolio	$1,899,558	$1,395,617	100.0%	100.0%	2.6x	1.5x
Investments in Debt and Equity of Affiliates (b)	$217,758	$217,964	N/A	N/A	(c)	(c)
Total: GAAP Investment Portfolio	$1,681,800	$1,177,653	N/A	N/A	3.2x	2.4x
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

The following table presents a summary of the allocated equity of our investment portfolio as of March 31, 2021 and December 31, 2020 ($ in thousands):

	Allocated Equity		Percent of Equity
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Agency RMBS	$110,986	$80,854	24.4%	19.7%
Residential Investments	281,863	229,183	61.9%	56.0%
Commercial Investments	62,456	99,668	13.7%	24.3%
Total	$455,305	$409,705	100.0%	100.0%

The following table presents a reconciliation of our Investment Portfolio to our GAAP Investment Portfolio as of March 31, 2021 ($ in thousands):

Instrument	Current Face	Amortized Cost	Unrealized Mark- to-Market	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Yield	Weighted Average Life (Years) (3)
Agency RMBS:
30 Year Fixed Rate	$906,892	$944,627	$(29,204)	$915,423	2.15%	1.62%	9.23
Excess MSR	552,192	4,734	(1,404)	3,330	N/A	4.13%	6.17
Total Agency RMBS	1,459,084	949,361	(30,608)	918,753	2.15%	1.63%	8.07

Credit Investments:
Residential Investments
Prime	6,816	2,187	390	2,577	3.50%	14.20%	10.86
Alt-A/Subprime	16,282	6,903	4,542	11,445	4.25%	14.16%	9.50
Credit Risk Transfer	420	420	7	427	5.61%	5.61%	7.91
Interest Only and Excess MSR	173,638	269	81	350	0.51%	2.16%	2.12
Re/Non-Performing Loans	566,760	460,086	20,809	480,895	3.45%	7.03%	6.42
Non-QM Loans (4)	198,371	207,864	1,443	209,307	5.36%	4.00%	4.66
MATT Non-QM Loans	1,159,556	145,535	3,504	149,039	1.16%	11.57%	0.96
Land Related Financing	22,718	22,718	—	22,718	14.60%	14.60%	0.66
Total Residential Investments	2,144,561	845,982	30,776	876,758	2.75%	7.38%	2.94
Commercial Investments
Single-Asset/Single-Borrower	35,500	35,419	(5,981)	29,438	4.07%	4.45%	0.43
Freddie Mac K-Series	22,327	10,618	1,609	12,227	3.83%	9.23%	10.06
CMBS Interest Only (5)	685,961	4,009	164	4,173	0.10%	7.02%	4.00
Commercial Real Estate Loans (6)	68,220	67,883	(9,674)	58,209	2.52%	3.10%	2.77
Total Commercial Investments	812,008	117,929	(13,882)	104,047	0.52%	4.36%	3.91
Total Credit Investments	2,956,569	963,911	16,894	980,805	1.97%	4.68%	3.20
Total: Investment Portfolio	$4,415,653	$1,913,272	$(13,714)	$1,899,558	2.02%	4.44%	4.81
Investments in Debt and Equity of Affiliates	$1,341,627	$206,574	$11,184	$217,758	1.79%	13.09%	1.35
Total: GAAP Investment Portfolio	$3,074,026	$1,706,698	$(24,898)	$1,681,800	2.09%	3.31%	6.32
(1)Refer to Note 2 to the "Notes of the Consolidated Financial Statements (unaudited)" for more detail on what is included in our "Investments in debt and equity of affiliates" line item on our consolidated balance sheets. Our assets held through Investments in debt and equity of affiliates are included in the "Excess MSR," "Re/Non-Performing Loans," "MATT Non-QM Loans," and "Land Related Financing" line items above.
(2)Equity residuals, principal only securities and Excess MSRs with a zero coupon rate are excluded from this calculation.
(3)Weighted average life is based on projected life. Typically, actual maturities are shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.
(4)Prior to 2021, we acquired Non-QM Loans through our equity method investment in MATT. This line item represents direct purchases of Non-QM Loans, which began in Q1 2021.
(5)Comprised of Freddie Mac K-Series interest-only bonds.
(6)Yield on Commercial Real Estate Loans includes any exit fees.

The following table presents a reconciliation of our Investment Portfolio to our GAAP Investment Portfolio as of December 31, 2020 ($ in thousands):

Instrument	Current Face	Amortized Cost	Unrealized Mark- to-Market	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Yield	Weighted Average Life (Years) (3)
Agency RMBS:
30 Year Fixed Rate	$494,307	$516,675	$1,677	$518,352	2.10%	1.17%	5.55
Excess MSR	642,377	4,986	(1,495)	3,491	N/A	3.80%	6.08
Total Agency RMBS	1,136,684	521,661	182	521,843	2.10%	1.19%	5.85

Credit Investments:
Residential Investments
Prime	15,093	8,012	653	8,665	3.68%	8.97%	12.99
Alt-A/Subprime	16,287	6,910	4,586	11,496	4.25%	12.52%	9.70
Credit Risk Transfer	13,880	13,880	(572)	13,308	4.71%	4.70%	5.86
Non-U.S. RMBS	2,435	3,141	(41)	3,100	6.45%	6.41%	4.59
Interest Only and Excess MSR	191,362	265	55	320	0.53%	3.44%	0.70
Re/Non-Performing Loans	582,329	470,440	8,125	478,565	3.62%	6.49%	6.17
MATT Non-QM Loans	1,271,998	156,109	(2,909)	153,200	1.08%	4.95%	1.29
Land Related Financing	22,824	22,824	—	22,824	14.59%	14.59%	0.84
Total Residential Investments	2,116,208	681,581	9,897	691,478	2.37%	6.51%	2.76

Commercial Investments
Conduit	4,925	3,901	(606)	3,295	4.62%	11.89%	3.51
Single-Asset/Single-Borrower	50,480	48,986	(8,796)	40,190	4.15%	4.81%	2.27
Freddie Mac K-Series	22,572	10,510	(1,510)	9,000	3.83%	9.00%	10.32
CMBS Interest Only (4)	687,077	4,116	187	4,303	0.10%	6.93%	4.12
Commercial Real Estate Loans (5)	142,167	141,655	(16,147)	125,508	4.60%	4.96%	2.33
Total Commercial Investments	907,221	209,168	(26,872)	182,296	1.10%	5.30%	3.88
Total Credit Investments	3,023,429	890,749	(16,975)	873,774	1.87%	6.26%	3.10
Total: Investment Portfolio	$4,160,113	$1,412,410	$(16,793)	$1,395,617	1.91%	4.36%	3.85
Investments in Debt and Equity of Affiliates	$1,466,453	$216,450	$1,514	$217,964	1.67%	7.78%	1.68
Total: GAAP Investment Portfolio	$2,693,660	$1,195,960	$(18,307)	$1,177,653	2.01%	3.73%	5.03
(1)Refer to Note 2 to the "Notes of the Consolidated Financial Statements (unaudited)" for more detail on what is included in our "Investments in debt and equity of affiliates" line item on our consolidated balance sheets. Our assets held through Investments in debt and equity of affiliates are included in the "Excess MSR," "Re/Non-Performing Loans," "MATT Non-QM Loans," and "Land Related Financing" line items above.
(2)Equity residuals, principal only securities and Excess MSRs with a zero coupon rate are excluded from this calculation.
(3)Weighted average life is based on projected life. Typically, actual maturities are shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.
(4)Comprised of Freddie Mac K-Series interest-only bonds.
(5)Yield on Commercial Real Estate Loans includes any exit fees.

Agency RMBS

The following table presents the fair value ($ in thousands) and the Constant Prepayment Rate ("CPR") experienced on our GAAP Agency RMBS portfolio for the periods presented.

	Fair Value		CPR (1)(2)
Agency RMBS	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
30 Year Fixed Rate	$915,423	$518,352	3.3%	2.7%
(1)Represents the weighted average monthly CPRs published during the period for our in-place portfolio.
(2)Source: Bloomberg.

Credit Investments

The following table presents the fair value of the securities and loans in our credit portfolio, and a reconciliation to our GAAP credit portfolio (in thousands):

	Fair Value
	March 31, 2021	December 31, 2020
Residential loans (1)	$764,969	$563,263
Commercial real estate loans	58,209	125,508
Total loans	823,178	688,771

Non-Agency RMBS (2)	$111,789	$128,215
CMBS (3)	45,838	56,788
Total Credit securities	157,627	185,003

Total Credit Investments	$980,805	$873,774
Less: Investments in Debt and Equity of Affiliates	$217,359	$217,547
Total GAAP Credit Portfolio	$763,446	$656,227
(1)Includes Re/Non-Performing Loans, Non-QM Loans, and Land Related Financing not held in securitized form.
(2)Includes Prime, Alt-A/Subprime, Credit Risk Transfer, Non-U.S RMBS, Interest-Only and Excess MSR, Re/Non-Performing Loans, and Non-QM Loans held in securitized form.
(3)Includes Conduit, Single-Asset/Single-Borrower, Freddie Mac K-Series, and Interest-Only investments.

Residential loans

The following tables present certain information regarding credit quality for certain categories within our Residential loan portfolio ($ in thousands):

March 31, 2021			Weighted Average (1)(2)		Aging by Unpaid Principal Balance (1)(2)
	Unpaid Principal Balance	Fair Value	Current LTV Ratio	Current FICO (3)	Current	30-59 Days	60-89 Days	90+ Days
Re/Non-Performing Loans (4)	$493,197	$438,783	79.06%	631	$311,279	$37,526	$13,642	$112,242
Non-QM Loans (5)	198,371	209,307	69.32%	739	198,371	—	—	—
MATT Non-QM Loans (6)	89,824	94,161	59.68%	720	72,968	4,045	1,206	11,605
Land Related Financing	22,718	22,718	N/A	N/A	N/A	N/A	N/A	N/A
Total Residential loans	$804,110	$764,969	74.22%	669	$582,618	$41,571	$14,848	$123,847
Less: Investments in Debt and Equity of Affiliates	118,284	122,010	61.27%	713	75,536	4,360	1,387	14,283
Total GAAP Residential Loans	$685,826	$642,959	76.10%	663	$507,082	$37,211	$13,461	$109,564
(1)Weighted average and aging data excludes residual positions where we consolidate a securitization and the positions are recorded on our balance sheet as Re/Non-Performing Loans. There may be limited data available regarding the underlying collateral of the residual positions.
(2)Weighted average and aging data excludes Land Related Financing.
(3)Weighted average current FICO excludes borrowers where FICO scores were not available.
(4)In our Re/Non-Performing Loan portfolio, 30% of the population has requested COVID-19-related assistance as of March 31, 2021; approximately 59% of the population requesting assistance is being reported as contractually current as of period end as this population no longer owes any past due payments.
(5)In our Non-QM Loan portfolio, 11% of the population has requested COVID-19-related assistance as of March 31, 2021; the entire population requesting assistance is being reported as contractually current as of period end as this population no longer owes any past due payments.
(6)MATT Non-QM Loans includes Non-QM Loans not held in securitized form. In our MATT Non-QM Loan portfolio, 53% of the population has requested COVID-19-related assistance as of March 31, 2021; approximately 75% of the population requesting assistance is being reported as contractually current as of period end as this population no longer owes any past due payments.

December 31, 2020			Weighted Average (1)(2)		Aging by Unpaid Principal Balance (1)(2)
	Unpaid Principal Balance	Fair Value	Current LTV Ratio	Current FICO (3)	Current	30-59 Days	60-89 Days	90+ Days
Re/Non-Performing Loans (4)	$506,799	$440,175	79.58%	627	$288,350	$44,761	$25,506	$128,690
MATT Non-QM Loans (5)	98,204	100,264	59.57%	707	73,285	4,856	651	19,412
Land Related Financing	22,824	22,824	N/A	N/A	N/A	N/A	N/A	N/A
Total Residential loans	$627,827	$563,263	76.23%	640	$361,635	$49,617	$26,157	$148,102
Less: Investments in Debt and Equity of Affiliates	126,847	127,822	61.09%	700	75,615	5,329	902	22,177
Total GAAP Residential Loans	$500,980	$435,441	79.50%	627	$286,020	$44,288	$25,255	$125,925
(1)Weighted average and aging data excludes residual positions where we consolidate a securitization and the positions are recorded on our balance sheet as Re/Non-Performing Loans. There may be limited data available regarding the underlying collateral of the residual positions.
(2)Weighted average and aging data excludes Land Related Financing.
(3)Weighted average current FICO excludes borrowers where FICO scores were not available.
(4)In our Re/Non-Performing Loan portfolio, 28% of the population has requested COVID-19-related assistance as of December 31, 2020; approximately 48% of the population requesting assistance is being reported as contractually current as of period end as this population no longer owes any past due payments.
(5)MATT Non-QM Loans includes Non-QM Loans not held in securitized form. In our MATT Non-QM Loan portfolio, 34% of the population has requested COVID-19-related assistance as of December 31, 2020; approximately 67% of the population requesting assistance is being reported as contractually current as of period end as this population no longer owes any past due payments.

See Note 4 to the "Notes to Consolidated Financial Statements (unaudited)" for a breakout of geographic concentration of credit risk within loans we include in the "Residential mortgage loans, at fair value" line item on our consolidated balance sheets.

Commercial loans

Refer to Note 4 to the "Notes of the Consolidated Financial Statements (unaudited)" section for more detail on what is included in our "Commercial Loans" line item on our consolidated balance sheets.

Credit securities

The following table presents the fair value of our credit securities portfolio by credit rating as of March 31, 2021 and December 31, 2020 (in thousands):

Credit Rating - Credit Securities (1)	March 31, 2021 (2)(3)	December 31, 2020 (2)(3)
AAA	$611	$630
BB	5,699	9,037
B	18,366	25,318
Below B	14,090	17,046
Not Rated	118,861	132,972
Total: Credit Securities	$157,627	$185,003
Less: Investments in Debt and Equity of Affiliates	$95,349	$89,725
Total: GAAP Basis	$62,278	$95,278
(1)Represents the minimum rating for rated assets of S&P, Moody and Fitch credit ratings, stated in terms of the S&P equivalent.
(2)Certain Re/Non-Performing Loans held in securitized form are presented net of non-recourse securitized debt.
(3)As of March 31, 2021 and December 31, 2020, includes $0.1 million of credit Excess MSRs.

The following tables present the geographic concentration of the underlying collateral for our credit securities portfolio ($ in thousands).

March 31, 2021
Non-Agency RMBS			CMBS
State	Fair Value (1)	Percentage (1)	State	Fair Value	Percentage
California	$37,317	33.4%	Texas	$5,588	12.2%
New York	18,347	16.4%	California	4,774	10.4%
Florida	10,347	9.3%	Florida	3,218	7.0%
New Jersey	3,839	3.4%	New Jersey	2,566	5.6%
Maryland	3,489	3.1%	Missouri	2,473	5.4%
Other	38,450	34.4%	Other	27,219	59.4%
Total	$111,789	100.0%	Total	$45,838	100.0%
(1)Non-Agency RMBS fair value includes $0.1 million of credit Excess MSRs where there was no data regarding the underlying collateral. These positions were excluded from the percent calculation.

December 31, 2020
Non-Agency RMBS			CMBS
State	Fair Value (1)	Percentage (1)	State	Fair Value	Percentage
California	$40,593	32.5%	Texas	$6,454	11.4%
New York	17,742	14.2%	New York	6,264	11.0%
Florida	10,982	8.8%	California	4,801	8.5%
Texas	4,216	3.4%	Florida	4,014	7.1%
New Jersey	4,028	3.2%	Missouri	2,753	4.8%
Other	50,654	37.9%	Other	32,502	57.2%
Total	$128,215	100.0%	Total	$56,788	100.0%
(1)Non-Agency RMBS fair value includes $3.2 million of investments where there was no data regarding the underlying collateral, including $0.1 million of credit Excess MSRs. These positions were excluded from the percent calculation.

The following tables present certain information regarding credit quality for certain categories within our Non-Agency RMBS and CMBS portfolios ($ in thousands):

March 31, 2021
Category	Fair Value	Weighted Average 60+ Days Delinquent	Weighted Average Loan Age (Months)	Weighted Average Credit Enhancement
Non-Agency RMBS (1)
Prime	$2,577	12.0%	185.0	10.3%
Alt-A/Subprime	11,445	5.9%	164.0	—%
Credit Risk Transfer	427	0.2%	30.0	0.9%

CMBS (1)
Single-Asset/Single-Borrower	$29,438	—%	25.1	5.2%
Freddie Mac K Series CMBS	12,227	0.1%	28.9	—%

December 31, 2020
Category	Fair Value	Weighted Average 60+ Days Delinquent	Weighted Average Loan Age (Months)	Weighted Average Credit Enhancement
Non-Agency RMBS (1)
Prime	$8,665	4.0%	26.4	2.9%
Alt-A/Subprime	11,496	9.5%	95.0	0.1%
Credit Risk Transfer	13,308	6.8%	5.3	0.4%
Non-U.S. RMBS	3,100	2.4%	41.4	1.3%

CMBS (1)
Conduit	$3,295	10.6%	81.0	8.7%
Single-Asset/Single-Borrower	40,190	—%	29.2	6.1%
Freddie Mac K Series CMBS	9,000	0.2%	25.9	—%
(1)Sources: Intex, Trepp

Investments in debt and equity of affiliates

The below table details our investments in debt and equity of affiliates as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021			December 31, 2020
	Assets	Liabilities	Equity	Assets	Liabilities	Equity
Excess MSR	$399	$—	$399	$417	$—	$417
Total Agency RMBS	399	—	399	417	—	417

Re/Non-Performing Loans (1)	45,602	(13,236)	32,366	41,523	(5,588)	35,935
MATT Non-QM Loans (2)	149,039	(100,762)	48,277	153,200	(111,135)	42,065
Land Related Financing	22,718	—	22,718	22,824	—	22,824
Total Residential Investments	217,359	(113,998)	103,361	217,547	(116,723)	100,824
Total Credit Investments	217,359	(113,998)	103,361	217,547	(116,723)	100,824

Total Investments excluding AG Arc	217,758	(113,998)	103,760	217,964	(116,723)	101,241

AG Arc, at fair value	52,138	—	52,138	45,341	—	45,341

Cash and Other assets/(liabilities) (3)	8,260	(3,835)	4,425	5,279	(1,194)	4,085

Investments in debt and equity of affiliates	$278,156	$(117,833)	$160,323	$268,584	$(117,917)	$150,667
(1)Certain Re/Non-Performing Loans held in securitized form are presented net of non-recourse securitized debt.
(2)As of March 31, 2021 and December 31, 2020, Non-QM Loans excluded loans with an unpaid principal balance of $14.2 million and $17.3 million, respectively, whereby an affiliate of MATT has the right, but not the obligation, to repurchase loans from a trust that are 90 days or more delinquent at its discretion. These loans, which are eligible to be repurchased, would be recorded on the balance sheet of MATT, an unconsolidated equity method investee of the Company, with a corresponding and offsetting liability.
(3)Includes financing arrangements of $(9.4) thousand on real estate owned as of December 31, 2020.

Financing activities

We use leverage to finance the purchase of our investment portfolio. In 2021 and 2020, our leverage has primarily been in the form of repurchase agreements, revolving facilities, and securitized debt. Repurchase agreements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a "haircut." The size of the haircut reflects the perceived risk associated with the pledged asset. Haircuts may change as our financing arrangements mature or roll and are sensitive to governmental regulations. We experienced fluctuations in our haircuts that caused us to alter our business and financing strategies for the year ended December 31, 2020. As previously described, this resulted in us raising liquidity and reducing the risk within our portfolio. We had outstanding financing arrangements with five counterparties as of March 31, 2021 and December 31, 2020.

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

Our financing arrangements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each financing arrangement, typical supplemental terms include requirements of minimum equity and liquidity, leverage ratios, and performance triggers. In addition, some of the financing arrangements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that we fail to comply with the covenants contained in these financing arrangements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the associated agreement. Financings pursuant to repurchase agreements and revolving facilities are generally recourse to us. As of March 31, 2021, we are in compliance with all of our financial covenants.

In response to declines in fair value of pledged assets due to changes in market conditions, lenders typically require us to post additional assets as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls. Refer to "Liquidity and capital resources" section below for more information.

The balance on our financing arrangements can reasonably be expected to (i) increase as the size of our investment portfolio increases primarily through equity capital raises and as we increase our investment allocation to Non-QM Loans not held in securitized form and Agency RMBS and (ii) decrease as the size of our portfolio decreases through asset sales, principal paydowns, and as we increase our investment allocation to credit investments, excluding Non-QM Loans not held in securitized form. Due to their risk profile, credit investments generally have lower leverage ratios than Agency RMBS, which restricts our financing counterparties from providing as much financing to us and lowers the balance of our total financing.

Forbearance and Reinstatement Agreements

On March 20, 2020, we notified our financing counterparties that we did not expect to be in a position to fund the anticipated volume of future margin calls under our financing arrangements in the near term as a result of market disruptions created by the COVID-19 pandemic. Subsequent to March 23, 2020, we received notifications of alleged events of default and deficiency notices from several of our financing counterparties. Subject to the terms of the applicable financing arrangement, if we had failed to deliver additional collateral or otherwise meet margin calls when due, the financing counterparties may have been able to demand immediate payment by us of the aggregate outstanding financing obligations owed to such counterparties, and if such financing obligations were not paid, may have been permitted to sell the financed assets and apply the proceeds to our financing obligations and/or take ownership of the assets securing our financing obligations. During this period of market upheaval, we engaged in discussions with our financing counterparties with regard to entering into forbearance agreements pursuant to which each counterparty would agree to forbear from exercising its rights and remedies with respect to an event of default under the applicable financing arrangement for an agreed-upon period. On April 10, 2020, we entered into a forbearance agreement for an initial 15 day period, on April 27, 2020, a second forbearance agreement for an extended period ending on June 1, 2020, and a third forbearance agreement on June 1, 2020 for an additional period ending June 15, 2020 (collectively, the "Forbearance Agreement") with certain of our financing counterparties (the "Participating Counterparties"). Pursuant to the terms of the Forbearance Agreement, the Participating Counterparties agreed to forbear from exercising any of their rights and remedies in respect of events of default and any and all other defaults under the applicable financing arrangement with us for the duration of the forbearance period specified in the Forbearance Agreement (the "Forbearance Period").

On June 10, 2020, we and the Participating Counterparties entered into a Reinstatement Agreement, pursuant to which the parties agreed to terminate the Forbearance Agreement and each Participating Counterparty agreed to permanently waive all existing and prior events of default under its financing agreements with us (each, a "Bilateral Agreement" and to reinstate each Bilateral Agreement, as it may be amended by agreement between the Participating Counterparty and us. As a result of the termination of the Forbearance Agreement and entry into the Reinstatement Agreement, default interest on our outstanding borrowings under each Bilateral Agreements has ceased to accrue as of June 10, 2020 and the interest rate was the non-default rate of interest or pricing rate, as set forth in the applicable Bilateral Agreements, all cash margin has been applied to outstanding balances owed by us, and the DTC repo tracker coding for each Bilateral Agreement has been reinstated, thereby allowing principal and interest payments on the underlying collateral to flow to and be used by us, just as it was before the prior forbearance agreements were put in place. In addition, pursuant to the terms of the Reinstatement Agreement, the security interests granted to Participating Counterparties as additional collateral under the various forbearance agreements have been terminated and released. We also agreed to pay the reasonable fees and out-of-pocket expenses of counsel and other professional advisors for the Participating Counterparties and the collateral agent. Additionally, the Reinstatement Agreement provided a set of financial covenants that override and replace the financial covenants in each Bilateral Agreement and sets forth various reporting requirements from us to the Participating Counterparties, releases, certain netting obligations and cross-default provisions. In connection with the negotiation and execution of the Reinstatement Agreement, we entered into certain amendments to the Bilateral Agreements with certain of the Participating Counterparties to reflect current market terms. In general, the amendments reflect increased haircuts and higher coupons.

On June 10, 2020, we also entered a separate reinstatement agreement with JPMorgan Chase Bank (the "JPM Reinstatement Agreement") on substantially the same terms as those set forth in the Reinstatement Agreement. The Reinstatement Agreement and the JPM Reinstatement Agreement collectively cover all of our existing financing arrangements as of the date of this report.

Refer to Note 12 in the "Notes to Consolidated Financial Statements (unaudited)" for more information on deficiencies that are now settled.

Recourse and non-recourse financing

We utilize both recourse and non-recourse debt to finance our portfolio. Non-recourse financing includes securitized debt and other non-recourse financing. Recourse financing includes the secured debt from our Manager, as further described in the "Contractual obligations–Secured debt" section below, and other recourse financing. The below table provides detail on the breakout between recourse and non-recourse financing as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Recourse financing	$1,167,731	$580,037
Non-recourse financing	422,896	466,294
Total (1)	1,590,627	1,046,331

Recourse financing - Investments in Debt and Equity of Affiliates	35,531	5,597
Non-recourse financing - Investments in Debt and Equity of Affiliates (2)	78,467	111,135
Total Investments in Debt and Equity of Affiliates	113,998	116,732

Total: GAAP Basis	$1,476,629	$929,599
(1)As of March 31, 2021, total financing includes $1.2 billion of financing arrangements, collateralized by various asset types in our investment portfolio and $344.4 million of securitized debt, collateralized by Re/Non-Performing Loans. As of December 31, 2020, total financing includes $680.8 million of financing arrangements, collateralized by various asset types in our investment portfolio; $355.2 million of securitized debt, collateralized by Re/Non-Performing Loans; and $10.4 million of secured debt.
(2)On January 29, 2021, we and private funds under the management of Angelo Gordon entered into an amendment with respect to our Restructured Financing Arrangement in MATT. The amendment serves to convert the existing financing to a mark-to-market facility with respect to margin calls that is recourse to us and the private funds managed by Angelo Gordon that invest in MATT up to our and each funds' allocation of the $50.0 million commitment to MATH, which is further described in the "Contractual Obligations–MATT Financing Arrangement Restructuring" section below and Note 12 to the "Notes of the Consolidated Financial Statements (unaudited)".

The following table presents a summary of the financing arrangements on our investment portfolio as of March 31, 2021 and December 31, 2020 ($ in thousands).

	March 31, 2021						December 31, 2020
			Weighted Average		Collateral (1)(2)(3)
	Carrying Value	Stated Maturity	Funding Cost	Life (Years)	Amortized Cost Basis	Fair Value	Carrying Value
Repurchase Agreements
Repurchase Agreements on Agency RMBS
30 Year Fixed Rate	$874,612	Apr 2021	0.14%	0.04	$944,627	$915,423	$435,893

Repurchase Agreements on Credit Investments
Residential
Non-Agency RMBS (4)	46,249	Apr 2021	2.40%	0.10	80,402	92,579	37,744
Residential Loans (5)(6)(7)	205,326	Jun 2021 - Jan 2022	2.65%	0.74	253,098	257,844	25,590
	251,575		2.60%	0.62	333,500	350,423	63,334
Commercial
CMBS (8)	18,081	Apr 2021	2.29%	0.02	35,419	29,439	24,881

Total Repurchase Agreements	1,144,268		0.71%	0.17	1,313,546	1,295,285	524,108

Revolving Facilities (9)
Commercial Real Estate Loans (10)(11)	25,950	Aug 2023	3.23%	2.36	50,663	41,489	63,133
Residential Loans (5)(12)(13)	75,980	Jul 2021 - Jan 2022	2.84%	0.82	97,252	98,555	93,528
Real Estate Owned	—	N/A	—%	—	—	—	9
Total Revolving Facilities	101,930		2.94%	1.21	147,915	140,044	156,671

Total: Non-GAAP Basis	$1,246,198		0.90%	0.25	$1,461,461	$1,435,329	$680,779
Investments in Debt and Equity of Affiliates	$113,998		2.73%	0.58	$167,554	$176,383	$116,732
Total: GAAP Basis	$1,132,200		0.71%	0.22	$1,293,907	$1,258,946	$564,047
(1)We also had $6.1 million of cash pledged under repurchase agreements as of March 31, 2021, which included $44.2 thousand pledged under repurchase agreements held at Investments in Debt and Equity of Affiliates.
(2)Under the terms of our financing agreements, our financing counterparties may, in certain cases, sell or re-hypothecate the pledged collateral.
(3)Amounts pledged as collateral under Residential Loans include certain of our retained interests in securitizations. Refer to Note 4 to the "Notes to Consolidated Financial Statements (unaudited)" for more information on the August 2019 VIE and September 2020 VIE.
(4)Includes repurchase agreements on Prime, Alt-A/Subprime, Credit Risk Transfer, Interest-Only and Excess MSR, Re/Non-Performing Loans, and Non-QM Loans held in securitized form.
(5)Includes financing on Re/Non-Performing Loans, and Non-QM Loans not held in securitized form.
(6)Our Residential Loan financing arrangements include a maximum uncommitted borrowing capacity of $250 million on a facility used to finance Non-QM Loans. Subsequent to quarter end, we amended this financing arrangement to increase the maximum uncommitted borrowing capacity to $400 million.
(7)The funding cost includes deferred financing costs. The stated rate on the Residential Loans repurchase agreements was 2.58% as of March 31, 2021.
(8)Includes repurchase agreements on Conduit, Single-Asset/Single-Borrower, Freddie Mac K-Series, and Interest-Only investments.
(9)All revolving facilities listed are interest only until maturity.
(10)The funding cost includes deferred financing costs. The stated rate on the Commercial Real Estate Loans revolving facility was 2.19% as of March 31, 2021.
(11)The maximum uncommitted borrowing capacity on the Commercial Real Estate Loans revolving facility is $100 million.
(12)The funding cost includes deferred financing costs. The stated rate on the Residential Loans revolving facilities was 2.73% as of March 31, 2021.
(13)The maximum uncommitted borrowing capacity on the Residential Loans revolving facility is $111.6 million.

Other financing transactions

In addition to our financing arrangements, we also finance our Re/Non-performing loans with securitized debt. From time to time, we enter into securitization transactions of certain Re/Non-performing loans where special purpose entities ("SPEs") are created to facilitate the transactions. These SPEs are considered variable interest entities ("VIEs"), which should be consolidated under ASC 810-10. As of March 31, 2021 and December 31, 2020, we have recorded secured financing in connection with these VIEs of $344.4 million and $355.2 million, respectively, on the consolidated balance sheets in the "Securitized debt, at fair value" line item. See Note 2 and Note 4 to the "Notes to Consolidated Financial Statements (unaudited)" for more detail on securitized debt and our consolidated VIEs.

Leverage

We define GAAP leverage as the sum of (1) our GAAP financing arrangements, net of any restricted cash posted on such financing arrangements, (2) the amount payable on purchases that have not yet settled less the financing remaining on sales that have not yet settled, and (3) securitized debt, at fair value. We define Economic Leverage, a non-GAAP metric, as the sum of: (i) our GAAP leverage, exclusive of any fully non-recourse financing arrangements, (ii) financing arrangements held through affiliated entities, net of any restricted cash posted on such financing arrangements, exclusive of any financing utilized through AG Arc, any adjustment related to unsettled trades as described in (2) in the previous sentence, and any non-recourse financing arrangements and (iii) our net TBA position (at cost), if any.

The calculations in the tables below divide GAAP leverage and Economic Leverage by our GAAP stockholders’ equity to derive our leverage ratios. The following tables present a reconciliation of our Economic Leverage ratio back to GAAP ($ in thousands).

March 31, 2021	Leverage	Stockholders’ Equity	Leverage Ratio
GAAP Leverage	$1,470,528	$455,305	3.2x
Financing arrangements through affiliated entities	113,954
Non-recourse financing arrangements	(422,896)
Economic Leverage	$1,161,586	$455,305	2.6x
(1) Non-recourse financing arrangements include securitized debt and other non-recourse financing held within MATT.

December 31, 2020	Leverage	Stockholders’ Equity	Leverage Ratio
GAAP Leverage	$979,303	$409,705	2.4x
Financing arrangements through affiliated entities	116,688
Non-recourse financing arrangements	(466,294)
Economic Leverage	$629,697	$409,705	1.5x
(1) Non-recourse financing arrangements include securitized debt and other non-recourse financing held within MATT.

Hedging activities

Subject to maintaining our qualification as a REIT and our Investment Company Act exemption, to the extent leverage is deployed, we may utilize derivative instruments in an effort to hedge the interest rate risk associated with the financing of our portfolio. Specifically, we may seek to hedge our exposure to potential interest rate mismatches between the interest we earn on our investments and our borrowing costs caused by fluctuations in short-term interest rates. We may utilize interest rate swaps, swaption agreements, and other financial instruments such as short positions in U.S. Treasury securities. In addition, we may utilize Eurodollar Futures, U.S. Treasury Futures, British Pound Futures and Euro Futures (collectively, "Futures"). In utilizing leverage and interest rate derivatives, our objectives are to improve risk-adjusted returns and, where possible, to lock in, on a long-term basis, a spread between the yield on our assets and the costs of our financing and hedging. Derivatives have not been designated as hedging instruments for GAAP. See Note 7 in the "Notes to Consolidated Financial Statements (unaudited)" for more information.

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

As described above, our distribution requirements are based on taxable income rather than GAAP net income. Differences between taxable income and GAAP net income include (i) unrealized gains and losses associated with investment and derivative portfolios which are marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized or settled, (ii) temporary differences related to amortization of premiums and discounts paid on investments, (iii) the timing and amount of deductions related to stock-based compensation, (iv) temporary differences related to the recognition of realized gains and losses on sold investments and certain terminated derivatives, (v) taxes and (vi) methods of depreciation. Undistributed taxable income is based on current estimates and is not finalized until we file our annual tax return for that tax year, typically in October of the following year. We did not have any undistributed taxable income as of March 31, 2021. Refer to the "Results of operations" section above for more detail.

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

On December 17, 2020, we paid our Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock dividends that were in arrears as well as the full dividends payable on the preferred stock for the fourth quarter of 2020 in the amount of $1.54689, $1.50 and $1.50 per share, respectively. On December 22, 2020, our Board of Directors declared a dividend of $0.03 per common share for the fourth quarter 2020 which was paid on January 29, 2021 to shareholders of record at the close of business on December 31, 2020. During the first quarter of 2021, we declared its preferred and common dividends in the ordinary course of business.

The following table details our common stock dividends declared during the three months ended March 31, 2021:

2021
Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
3/22/2021	4/1/2021	4/30/2021	$0.06

We did not declare any common stock dividends during the three months ended March 31, 2020.

The following tables detail our preferred stock dividends declared and paid during the three months ended March 31, 2021 and March 31, 2020:

2021			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	8.25% Series A	8.00% Series B	8.000% Series C
2/16/2021	2/26/2021	3/17/2021	$0.51563	$0.50	$0.50

2020			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	8.25% Series A	8.00% Series B	8.000% Series C
2/14/2020	2/28/2020	3/17/2020	$0.51563	$0.50	$0.50

Liquidity and capital resources

Our liquidity determines our ability to meet our cash obligations, including distributions to our stockholders, payment of our expenses, financing our investments and satisfying other general business needs.

Our principal sources of cash as of March 31, 2021 consisted of borrowings under financing arrangements, principal and interest payments we receive on our investment portfolio, cash generated from our operating results, and proceeds from capital market transactions. We typically use cash to repay principal and interest on our financing arrangements, to purchase real estate securities, loans and other real estate related assets, to make dividend payments on our capital stock, and to fund our operations. At March 31, 2021, we had $51.6 million of liquidity, which consisted entirely of cash. Refer to the "Contractual obligations" section of this Item 2 for additional obligations that could impact our liquidity.

Margin requirements

The fair value of our real estate securities and loans fluctuate according to market conditions. When the fair value of the assets pledged as collateral to secure a financing arrangement decreases to the point where the difference between the collateral fair value and the financing arrangement amount is less than the haircut, our lenders may issue a "margin call," which requires us to post additional collateral to the lender in the form of additional assets or cash. Under our repurchase facilities, our lenders have full discretion to determine the fair value of the securities we pledge to them. Our lenders typically value assets based on recent transactions in the market. Lenders also issue margin calls as the published current principal balance factors change on the pool of mortgages underlying the securities pledged as collateral when scheduled and unscheduled paydowns are announced monthly. We experience margin calls in the ordinary course of our business. In seeking to manage effectively the margin requirements established by our lenders, we maintain a position of cash and, when owned, unpledged Agency RMBS. We refer to this position as our "liquidity." The level of liquidity we have available to meet margin calls is directly affected by our leverage levels, our haircuts and the price changes on our securities. Typically, if interest rates increase or if credit spreads widen, then the prices of our collateral (and our unpledged assets that constitute our liquidity) will decline, we will experience margin calls, and we will need to use our liquidity to meet the margin calls. There can be no assurance that we will maintain sufficient levels of liquidity to meet any margin calls. If our haircuts increase, our liquidity will proportionately decrease. In addition, if we increase our borrowings, our liquidity will decrease by the amount of additional haircut on the increased level of indebtedness. We intend to maintain a level of liquidity in relation to our assets that enables us to meet reasonably anticipated margin calls but that also allows us to be substantially invested in the residential mortgage market. We may misjudge the appropriate amount of our liquidity by maintaining excessive liquidity, which would lower our investment returns, or by maintaining insufficient liquidity, which may force us to liquidate assets into potentially unfavorable market conditions and harm our results of operations and financial condition. Further, an unexpected rise in interest rates and a corresponding fall in the fair value of our securities may also force us to liquidate assets under difficult market conditions, thereby harming our results of operations and financial condition, in an effort to maintain sufficient liquidity to meet increased margin calls.

Similar to the margin calls that we receive on our borrowing agreements, we may also receive margin calls on our derivative instruments when their fair value declines. This typically occurs when prevailing market rates change adversely, with the severity of the change also dependent on the terms of the derivatives involved. We may also receive margin calls on our derivatives based on the implied volatility of interest rates. Our posting of collateral with our counterparties can be done in cash or securities, and is generally bilateral, which means that if the fair value of our interest rate hedges increases, our counterparty will be required to post collateral with us. Refer to the "Liquidity risk – derivatives" section of Item 3 below for a further discussion on margin.

Refer to the "Financing activities–Forbearance and Reinstatement Agreements" section above for information on the impact of COVID-19 on margin calls in 2020.

Cash Flows

The below details changes to our cash, cash equivalents, and restricted cash for the three months ended March 31, 2021 and March 31, 2020 (in thousands).

	Three Months Ended
	March 31, 2021	March 31, 2020	Change
Cash and cash equivalents and restricted cash, Beginning of Period	$62,318	$125,369	$(63,051)

Net cash provided by (used in) operating activities (1)	6,477	7,431	(954)
Net cash provided by (used in) investing activities (2)	(526,454)	1,976,276	(2,502,730)
Net cash provided by (used in) financing activities (3)	549,205	(1,975,294)	2,524,499

Net change in cash and cash equivalents and restricted cash	29,228	8,413	20,815
Effect of exchange rate changes on cash	9	(83)	92
Cash and cash equivalents and restricted cash, End of Period	$91,555	$133,699	$(42,144)
(1)Cash provided by operating activities is primarily attributable to net interest income less operating expenses for the three months ended March 31, 2021 and 2020, respectively.
(2)Cash used in investing activities for the three months ended March 31, 2021 was primarily attributable to purchases of investments less sales of investments and principal repayments of investments. Cash provided by investing activities for the three months ended March 31, 2020 was primarily attributable to sales of investments and principal repayments of investments, offset by purchases of investments. The difference period over period is primarily due to significant sales in 2020 as a result of the global COVID-19 pandemic.
(3)Cash provided by financing activities for the three months ended March 31, 2021 was primarily attributable to borrowings under financing arrangements offset by repayments of financing arrangements and dividend payments. Cash used in financing activities for the three months ended March 31, 2020 was primarily attributable to repayments of financing arrangements offset by borrowings under financing arrangements. The difference period over period is primarily due to a reduction in financing arrangements as a result of significant sales in 2020 due to the global COVID-19 pandemic.

Equity distribution agreements

On May 5, 2017, we entered into an equity distribution agreement with each of Credit Suisse Securities (USA) LLC and JMP Securities LLC (collectively, the "Sales Agents"), which we refer to as the "Equity Distribution Agreements," pursuant to which we may sell up to $100.0 million aggregate offering price of shares of our common stock from time to time through the Sales Agents, under the Securities Act of 1933. The Equity Distribution Agreements were amended on May 2, 2018 in conjunction with the filing of our shelf registration statement registering up to $750.0 million of our securities, including capital stock (the "2018 Registration Statement"). For the three months ended March 31, 2021, we issued 2.2 million shares of common stock under the Equity Distribution Agreements for net proceeds of approximately $10.0 million. For the three months ended March 31, 2020, we did not issue any shares of common stock under the Equity Distribution Agreements. Since inception of the program, we have issued approximately 5.8 million shares of common stock under the Equity Distribution Agreements for gross proceeds of $45.0 million.

Exchange Offers

On March 17, 2021, we agreed to issue an aggregate of 2,812,388 shares of our common stock in exchange for 153,325 shares of Series A Preferred Stock and 350,609 shares of Series B Preferred Stock, pursuant to a privately negotiated exchange agreement with existing holders of the preferred stock. After the transaction closed, the Series A Preferred Stock and Series B Preferred Stock exchanged pursuant to the exchange agreement were reclassified as authorized but unissued shares of preferred stock without designation as to class or series.

As of March 31, 2021, we had outstanding 1,663,193 shares of Series A Preferred Stock, 3,814,119 shares of Series B Preferred Stock, and 3,883,178 shares of Series C Preferred Stock outstanding.

Common stock issuance to the Manager

Refer to "Contractual obligations–Management agreement" below for more detail related to the Second Management Agreement Amendment.

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

Contractual obligations

Management agreement

On June 29, 2011, we entered into a management agreement with our Manager, pursuant to which our Manager is entitled to receive a management fee and the reimbursement of certain expenses. The management fee is calculated and payable quarterly in arrears in an amount equal to 1.50% of our Stockholders’ Equity, per annum.

For purposes of calculating the management fee, "Stockholders’ Equity" means the sum of the net proceeds from any issuances of equity securities (including preferred securities) since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance, and excluding any future equity issuance to the Manager), plus our retained earnings at the end of such quarter (without taking into account any non-cash equity compensation expense or other non-cash items described below incurred in current or prior periods), less any amount that we pay for repurchases of our common stock, excluding any unrealized gains, losses or other non-cash items that have impacted stockholders’ equity as reported in our financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP, and certain other non-cash charges after discussions between the Manager and our independent directors and after approval by a majority of our independent directors. Stockholders’ Equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders’ equity shown on our financial statements. For the three months ended March 31, 2021 and 2020, we incurred management fees of approximately $1.7 million and $2.1 million, respectively. As of March 31, 2021 and December 31, 2020, we have recorded management fees payable of $1.7 million.

Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and personnel, who, notwithstanding that certain of them also are our officers, receive no compensation directly from us. We are required to reimburse our Manager or its affiliates for operating expenses incurred by our Manager or its affiliates on our behalf, including certain salary expenses and other expenses relating to legal, accounting, due diligence and other services. Our reimbursement obligation is not subject to any dollar limitation; however, the reimbursement is subject to an annual budget process which combines guidelines from the Management Agreement with oversight by our Board of Directors and discussions with our Manager. Of the $4.0 million and $0.9 million of Other operating expenses for the three months ended March 31, 2021 and 2020, respectively, we have incurred $1.5 million and $2.0 million, respectively, representing a reimbursement of expenses. As of March 31, 2021 and December 31, 2020, we recorded a reimbursement payable to our Manager of $1.5 million and $1.8 million, respectively. For the year ended December 31, 2021, the Manager agreed to waive its right to receive expense reimbursements of $0.8 million.

On April 6, 2020, we executed an amendment to the management agreement, pursuant to which the Manager agreed to defer our payment of the management fee and reimbursement of expenses, effective the first quarter of 2020 through September 30, 2020. All deferred expense reimbursements were paid as of September 30, 2020.

On September 24, 2020, we executed an amendment (the "Second Management Agreement Amendment") to the management agreement, pursuant to which the Manager agreed to receive a portion of the deferred base management fee in shares of common stock. Pursuant to the Second Management Agreement Amendment, the Manager agreed to purchase (i) 1,215,370 shares of common stock in full satisfaction of the deferred base management fee of $3.8 million payable by us in respect to the first and second quarters of 2020 and (ii) 154,500 shares of common stock in satisfaction of $0.5 million of the base management fee payable by us in respect to the third quarter of 2020. The shares of common stock issued to the Manager were valued at $3.15 per share based on the midpoint of the estimated range of our book value per share as of August 31, 2020. The remaining third quarter 2020 management fee was paid in the normal course of business.

Secured debt

On April 10, 2020, in connection with the first Forbearance Agreement, we issued a secured promissory note (the "Note") to the Manager evidencing a $10 million loan made by the Manager to us. Additionally, on April 27, 2020, in connection with the second Forbearance Agreement, we entered into an amendment to the Note to reflect an additional $10 million loan by the Manager to us. The $10 million loan made by the Manager on April 10, 2020 was repaid in full with interest when it matured on March 31, 2021, and the $10 million loan made on April 27, 2020 was repaid in full with interest when it matured on July 27, 2020. The unpaid balance of the Note accrued interest at a rate of 6.0% per annum. Interest on the Note was payable monthly in kind through the addition of such accrued monthly interest to the outstanding principal balance of the Note. The Note and accrued interest on the Note, when outstanding, were included within the due to affiliates amount, which is included within the "Other Liabilities" line item in the consolidated balance sheets.

Share-based compensation

Effective on April 15, 2020 upon the approval of our stockholders at our 2020 annual meeting of stockholders, the 2020 Equity Incentive Plan provides for 2,000,000 shares of common stock to be issued. The maximum number of shares of common stock granted during a single fiscal year to any non-employee director, taken together with any cash fees paid to such non-employee director during any fiscal year, shall not exceed $300,000 in total value (calculating the value of any such awards based on the grant date fair value). As of March 31, 2021, 1,857,350 shares of common stock were available to be awarded under the Equity Incentive Plan.

Since our IPO, we have granted an aggregate of 105,794 and 142,650 shares of restricted common stock to our independent directors under our equity incentive plans, dated July 6, 2011 (the "2011 Equity Incentive Plans") and our 2020 Equity Incentive Plan, respectively. As of March 31, 2021, all shares of restricted common stock granted to our independent directors have vested. Further, since our IPO, we have issued 40,250 shares of restricted common stock and 120,000 restricted stock units to our Manager under our 2011 Equity Incentive Plans. As of July 1, 2020, all shares of restricted common stock and restricted stock units granted to our Manager have fully vested.

Unfunded commitments

See Note 12 of the "Notes to Consolidated Financial Statements (unaudited)" for detail on our commitments as of March 31, 2021.

MATT Financing Arrangement Restructuring

See Note 10 and Note 12 of the "Notes to Consolidated Financial Statements (unaudited)" for detail on the MATT Restructured Financing Arrangement and our commitments as of March 31, 2021.

Off-balance sheet arrangements

Our investments in debt and equity of affiliates primarily consist of real estate securities, loans, and our interest in AG Arc. Investments in debt and equity of affiliates are accounted for using the equity method of accounting. See Note 2 to the "Notes to Consolidated Financial Statements (unaudited)" for a discussion of investments in debt and equity of affiliates.

In addition to our investments in debt and equity of affiliates described above, we also have commitments outstanding on certain loans. For additional information on our commitments as of March 31, 2021, refer to Note 12 of the "Notes to Consolidated Financial Statements (unaudited)." Exclusive of our investments in debt and equity of affiliates described above, we do not expect these commitments, taken as a whole, to be significant to, or to have a material impact on, our overall liquidity or capital resources or our operations.

Critical accounting policies

We prepare our consolidated financial statements in conformity with GAAP, which requires the use of estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based, in part, on our judgment and assumptions regarding various economic conditions that we believe are reasonable based on facts and circumstances existing at the time of reporting. We believe that the estimates, judgments and assumptions utilized in the preparation of our consolidated financial statements are prudent and reasonable. Although our estimates contemplate conditions as of March 31, 2021 and how we expect them to change in the future, it is reasonably possible that actual conditions could be different than anticipated in arriving at those estimates, which could materially affect reported amounts of assets, liabilities and accumulated other comprehensive income at the date of the consolidated financial statements and the reported amounts of income, expenses and other comprehensive income during the periods presented.

Our consolidated financial statements are prepared in accordance with GAAP, which requires the use of estimates that involve the exercise of judgment and the use of assumptions as to future uncertainties. A discussion of the critical accounting policies and the possible effects of changes in estimates on our consolidated financial statements is included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020 and in Note 2 to the "Notes to Consolidated Financial Statements (unaudited)." Our most critical accounting policies are believed to include (i) Valuation of financial instruments, (ii) Accounting for real estate securities, (iii) Accounting for loans, (iv) Interest income recognition, and (v) Financing arrangements.

See Note 2 to the "Notes to Consolidated Financial Statements (unaudited)" for more detail on these critical accounting policies. These policies involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our consolidated financial statements are based are reasonable at the time made and based upon information available to us at that time. We rely upon third-party pricing of our assets at each-quarter end to arrive at what we believe to be reasonable estimates of fair value, whenever available. For more information on our fair value measurements, see Note 5 to the "Notes to Consolidated Financial Statements (unaudited)". For a review of our significant accounting policies and the recent accounting pronouncements that may impact our results of operations, see Note 2 to the "Notes to Consolidated Financial Statements (unaudited)."

Inflation

Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance far more than inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates.

Compliance with Investment Company Act and REIT tests

We intend to conduct our business so as to maintain our exempt status under, and not to become regulated as an investment company for purposes, of the Investment Company Act. Under Section 3(a)(1)(A) of the Investment Company Act, a company is an investment company if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an investment company if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire "investment securities" having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis (the "40% Test"). "Investment securities" do not include, among other things, U.S. government securities, and securities issued by majority-owned subsidiaries that (i) are not investment companies and (ii) are not relying on the exceptions from the definition of investment company provided by Section 3(c)(1) or 3(c)(7) of the Investment Company Act (the so called "private investment company" exemptions). As of December 31, 2020 and for the three months ended March 31, 2021, we determined that we maintained compliance with the 40% test requirements.

If we failed to comply with the 40% Test or another exemption under the Investment Company Act and became regulated as an investment company, our ability to, among other things, use leverage would be substantially reduced and, as a result, we would be unable to conduct our business as described in this Report. Accordingly, in order to maintain our exempt status, we monitor our subsidiaries' compliance with Section 3(c)(5)(C) of the Investment Company Act, which exempts from the definition of "investment company" entities primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. The staff of the Securities and Exchange Commission, or the SEC, generally requires an entity relying on Section 3(c)(5)(C) to invest at least 55% of its portfolio in "qualifying assets" and at least another 25% in additional qualifying assets or in "real estate-related" assets (with no more than 20% comprised of miscellaneous assets). As of December 31, 2020 and for the three months ended March 31, 2021, we determined that our subsidiaries maintained compliance with both the 55% Test and the 80% Test requirements.

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

Interest rate risk

Interest rate risk is highly sensitive to many factors, including governmental monetary, fiscal and tax policies, domestic and international economic and political considerations and other factors beyond our control. We are subject to interest rate risk in connection with both our investments and the financing under our financing arrangements. We generally seek to manage this risk by monitoring the reset index and the interest rate related to our investment portfolio and our financings; by structuring our financing arrangements to have a range of maturity terms, amortizations and interest rate adjustment periods; and by using derivative instruments to adjust interest rate sensitivity of our investment portfolio and borrowings. Our hedging techniques can be highly complex, and the value of our investment portfolio and derivatives may be adversely affected as a result of changing interest rates.

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

The following chart details information about our duration gap as of March 31, 2021:

Duration (1)	Years
Agency RMBS	3.47
Residential Loans (2)	0.88
Hedges	(4.05)
Subtotal	0.30

Credit Investments, excluding Residential Loans (2)	0.16
Duration Gap	0.46
(1)Duration related to financing arrangements is netted within its respective line items.
(2)Residential Loans include Re/Non Performing Loans, Non-QM Loans, and Land Related Financing.

The following table quantifies the estimated percent changes in GAAP equity, the fair value of our assets, and projected net interest income should interest rates go up or down instantaneously by 25, 50, and 75 basis points, assuming (i) the yield curves of the rate shocks will be parallel to each other and the current yield curve and (ii) all other market risk factors remain constant. These estimates were compiled using a combination of third-party services and models, market data and internal models. All changes in equity, assets and income are measured as percentage changes from the projected net interest income and GAAP equity from our base interest rate scenario. The base interest rate scenario assumes spot and forward interest rates existing as of March 31, 2021. Actual results could differ materially from these estimates.

Agency RMBS assumptions attempt to predict default and prepayment activity at projected interest rate levels. To the extent that these estimates or other assumptions do not hold true, actual results will likely differ materially from projections and could result in percentage changes larger or smaller than the estimates in the table below. Moreover, if different models were employed in the analysis, materially different projections could result. In addition, while the table below reflects the estimated impact of interest rate increases and decreases on a static portfolio as of March 31, 2021, our Manager may from time to time sell any of our investments as a part of the overall management of our investment portfolio.

Change in Interest Rates (basis points) (1)(2)	Change in Fair Value as a Percentage of GAAP Equity	Change in Fair Value as a Percentage of Assets	Percentage Change in Projected Net Interest Income (3)
75	(2.3)%	(0.5)%	1.1%
50	(1.3)%	(0.3)%	0.8%
25	(0.5)%	(0.1)%	0.4%
(25)	0.3%	0.1%	(2.9)%
(50)	0.1%	—%	(9.2)%
(75)	(0.3)%	(0.1)%	(15.7)%

(1)Includes investments held through affiliated entities that are reported as "Investments in debt and equity of affiliates" on our consolidated balance sheet, but excludes AG Arc.
(2)Does not include cash investments, which typically have overnight maturities and are not expected to change in value as interest rates change.
(3)Interest income includes trades settled as of March 31, 2021.

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

As discussed throughout this report, the COVID-19 pandemic-driven disruptions in the real estate, mortgage and financial markets have negatively affected and may continue to negatively affect our liquidity. During the three months ended March 31, 2020, we observed a mark-down of a portion of our assets by the counterparties to our repurchase agreements, resulting in us having to pay cash or additional securities to counterparties to satisfy margin calls that were well beyond historical norms. To conserve capital, protect assets and to pause the escalating negative impacts caused by the market dislocation and allow the markets for many of our assets to stabilize, on March 20, 2020 we notified our repurchase agreement counterparties that we did not expect to fund the existing and anticipated future margin calls under our repurchase agreements and commenced discussions with our counterparties with regard to entering into forbearance agreements.

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

We and our swap counterparties are both required to post variation margin to each other depending upon the daily moves in prevailing benchmark interest rates. The amount of this variation margin is derived from the mark to market valuation of our swaps. Hence, as our swaps lose value in a falling interest rate environment, we are required to post additional variation margin to our counterparties on a daily basis; conversely, as our swaps gain value in a rising interest rate environment, we are able to recall variation margin from our counterparties. By recalling variation margin from our swaps counterparties, we are able to partially mitigate the liquidity risk created by margin calls on our repurchase transactions during periods of rising interest rates.

Initial margin works differently. Collateral posted to meet initial margin requirements is intended to create a safety buffer to benefit our counterparties if we were to default on our payment obligations under the terms of the swaps and our counterparties were forced to unwind the swap. For trades executed on a bilateral basis, the initial margin is set at the outset of each trade as a fixed percentage of the notional amount of the trade. This means that once we post initial margin at the outset of a bilateral trade, we will have no further posting obligations as it pertains to initial margin. However, the initial margin on our centrally cleared trades varies from day to day depending upon various factors, including the absolute level of interest rates and the implied volatility of interest rates. There is a distinctly positive correlation between initial margin, on the one hand, and the absolute level of interest rates and implied volatility of interest rates, on the other hand. As a result, in times of rising interest rates or increasing rate volatility, we anticipate that the initial margin required on our centrally-cleared trades will likewise increase, potentially by a substantial amount. These margin increases will have a negative impact on our liquidity position and will likely impair the intended liquidity risk mitigation effect of our swaps and futures discussed above.

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

Concern surrounding the ongoing COVID-19 pandemic and certain of the actions taken to reduce its spread have caused and may continue to cause business shutdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and property vacancy and lease default rates, reduced profitability and ability for property owners to make loan, mortgage and other payments, and overall economic and financial market instability, all of which may cause an increase in credit risk of our credit sensitive assets. Any future period of payment deferrals, forbearance, delinquencies, defaults, foreclosures or losses will likely adversely affect our net interest income from residential loans, mezzanine loans and RMBS and CMBS investments, the fair value of these assets, our ability to liquidate the collateral that may underlie these investments and obtain additional financing and the future profitability of our investments. Further, in the event of delinquencies, defaults and foreclosure, regulatory changes and policies designed to protect borrowers and renters may slow or prevent us from taking remediation actions.

Prepayment risk

Premiums arise when we acquire real estate assets at a price in excess of the principal balance of the mortgages securing such assets (i.e., par value). Conversely, discounts arise when we acquire assets at a price below the principal balance of the mortgages securing such assets. Premiums paid on our assets are amortized against interest income and accretable purchase discounts on our assets are accreted to interest income. Purchase premiums on our assets, which are primarily carried on our Agency RMBS, are amortized against interest income over the life of each respective asset using the effective yield method, adjusted for actual prepayment activity. An increase in the prepayment rate, as measured by the CPR, will typically accelerate the amortization of purchase premiums, thereby reducing the yield or interest income earned on such assets. Generally, if prepayments on our Non-Agency RMBS or mortgage loans are less than anticipated, we expect that the income recognized on such assets would be reduced due to the slower accretion of purchase discounts.

As further discussed in Note 2 of the "Notes to Consolidated Financial Statements (unaudited)," differences between previously estimated cash flows and current actual and anticipated cash flows caused by changes to prepayment or other assumptions are adjusted retrospectively through a "catch up" adjustment for the impact of the cumulative change in the effective yield through the reporting date for securities accounted for under ASC 320-10 (generally, Agency RMBS) or adjusted prospectively through an adjustment of the yield over the remaining life of the investment for investments accounted for under ASC 325-40 (generally, Non-Agency RMBS, CMBS, Excess MSR and interest-only securities) and mortgage loans accounted for under ASC 310-30.

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

Our Manager seeks to mitigate our prepayment risk by investing in real estate assets with a variety of prepayment characteristics.

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

Capital Market Risk

We are exposed to risks related to the equity capital markets, and our related ability to raise capital through the issuance of our common stock, preferred stock or other equity instruments. We are also exposed to risks related to the debt capital markets, and our related ability to finance our business through revolving facilities or other debt instruments. As a REIT, we are required to distribute a significant portion of our taxable income annually, which constrains our ability to accumulate operating cash flow and therefore may require us to utilize debt or equity capital to finance our business. We seek to mitigate these risks by monitoring the debt and equity capital markets to inform our decisions on the amount, timing, and terms of capital we raise.

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2021. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Refer to the risks identified under the caption "Risk Factors", in our Annual Report on Form 10-K for the year ended December 31, 2020 and our subsequent filings, which are available on the Securities and Exchange Commission’s website at www.sec.gov, and in the "Forward-Looking Statements" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" sections herein.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 4, 2021, in connection with our non-employee director compensation policy, the Company granted an aggregate of 22,330 shares of restricted common stock to its independent directors under the Company's 2020 Equity Incentive Plan in a private transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The shares of restricted common stock were fully vested upon grant.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description
3.1
Articles of Amendment and Restatement of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 3.1 of Amendment No. 2 to the Company's Registration Statement on Form S-11, filed with the Securities and Exchange Commission on April 18, 2011 ("Pre-Effective Amendment No. 2").

3.2
Articles of Amendment to Articles of Amendment and Restatement of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 8, 2017.

3.3	Amended and Restated Bylaws of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 3.2 of Pre-Effective Amendment No. 2.

3.4
Articles Supplementary of 8.25% Series A Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 2, 2012.

3.5
Articles Supplementary of 8.00% Series B Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 24, 2012.

3.6
Articles Supplementary of 8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.5 of the Company's Registration Statement on Form 8-A12B, filed with the Securities and Exchange Commission on September 16, 2019.

4.1*	Specimen Common Stock Certificate of AG Mortgage Investment Trust, Inc.

4.2
Specimen 8.25% Series A Cumulative Redeemable Preferred Stock Certificate, incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 2, 2012.

4.3
Specimen 8.00% Series B Cumulative Redeemable Preferred Stock Certificate, incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 24, 2012.

4.4
Specimen 8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock Certificate, incorporated by reference to Exhibit 3.9 of the Company's Registration Statement on Form 8-A12B, filed with the Securities and Exchange Commission on September 16, 2019.

10.1*†	AG Mortgage Investment Trust, Inc. 2020 Equity Incentive Plan

31.1*	Certification of David N. Roberts pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Anthony W. Rossiello pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of David N. Roberts pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Anthony W. Rossiello pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL)

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AG MORTGAGE INVESTMENT TRUST, INC.

May 7, 2021	By:	/s/ DAVID N. ROBERTS
David N. Roberts
Chief Executive Officer (principal executive officer)

May 7, 2021	By:	/s/ ANTHONY W. ROSSIELLO
Anthony W. Rossiello
Chief Financial Officer (principal financial officer and principal accounting officer)