Form 10-Q
period 2021-06-30
AG Mortgage Investment Trust, Inc.
filed 2021-08-03
CIK 1514281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________

FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

As of July 28, 2021, there were 16,170,312 outstanding shares of common stock of AG Mortgage Investment Trust, Inc.

AG MORTGAGE INVESTMENT TRUST, INC.

PART I

ITEM 1. FINANCIAL STATEMENTS

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands, except per share data)

	June 30, 2021	December 31, 2020
Assets
Residential mortgage loans, at fair value - $502,956 and $46,571 pledged as collateral, respectively (1)	$1,029,244	$435,441
Real estate securities, at fair value:
Agency - $689,871 and $460,949 pledged as collateral, respectively	696,704	518,352
Non-Agency - $3,454 and $28,653 pledged as collateral, respectively	3,878	38,406
CMBS - $31,614 and $42,669 pledged as collateral, respectively	31,614	56,788
Commercial loans, at fair value	62,279	111,549
Commercial loans held for sale, at fair value	—	13,959
Investments in debt and equity of affiliates	135,868	150,667
Excess mortgage servicing rights, at fair value	2,608	3,158
Cash and cash equivalents	64,007	47,926
Restricted cash	23,708	14,392
Receivable on unsettled trades - $104,772 and $0 pledged as collateral, respectively	106,247	—
Other assets	12,133	9,407
Total Assets	$2,168,290	$1,400,045

Liabilities
Financing arrangements	$1,207,468	$564,047
Securitized debt, at fair value (1)	482,533	355,159
Payable on unsettled trades	—	51,136
Dividend payable	3,394	1,243
Other liabilities	9,018	18,755
Total Liabilities	1,702,413	990,340
Commitments and Contingencies (Note 12)
Stockholders’ Equity
Preferred stock - $227,991 and $246,610 aggregate liquidation preference as of June 30, 2021 and December 31, 2020, respectively	220,472	238,478
Common stock, par value $0.01 per share; 450,000 shares of common stock authorized and 16,164 and 13,811 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively (2)	162	138
Additional paid-in capital (2)	719,940	689,147
Retained earnings/(deficit)	(474,697)	(518,058)
Total Stockholders’ Equity	465,877	409,705

Total Liabilities & Stockholders’ Equity	$2,168,290	$1,400,045
(1)See Note 3 for details related to variable interest entities.
(2)Amounts have been adjusted to reflect the one-for-three reverse stock split effected July 22, 2021. See Note 2 and Note 11 for additional details.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net Interest Income
Interest income	$14,228	$13,369	$26,347	$53,637
Interest expense	5,294	8,613	9,355	28,584
Total Net Interest Income	8,934	4,756	16,992	25,053

Other Income/(Loss)
Net realized gain/(loss)	4,374	(91,609)	336	(242,752)
Net interest component of interest rate swaps	(1,573)	—	(2,314)	923
Unrealized gain/(loss), net	9,685	100,179	29,534	(208,032)
Other income/(loss), net	—	(155)	37	1,497
Total Other Income/(Loss)	12,486	8,415	27,593	(448,364)

Expenses
Management fee to affiliate	1,667	1,678	3,321	3,827
Other operating expenses	4,866	4,557	8,849	5,487
Restructuring related expenses	—	7,104	—	8,604
Excise tax	—	—	—	(815)
Servicing fees	672	566	1,287	1,145
Total Expenses	7,205	13,905	13,457	18,248

Income/(loss) before equity in earnings/(loss) from affiliates	14,215	(734)	31,128	(441,559)

Equity in earnings/(loss) from affiliates	1,278	3,434	27,614	(40,758)
Net Income/(Loss) from Continuing Operations	15,493	2,700	58,742	(482,317)
Net Income/(Loss) from Discontinued Operations	—	361	—	361
Net Income/(Loss)	15,493	3,061	58,742	(481,956)

Gain on Exchange Offers, net (Note 11)	114	—	472	—
Dividends on preferred stock (1)	(4,689)	(5,667)	(9,613)	(11,334)

Net Income/(Loss) Available to Common Stockholders	$10,918	$(2,606)	$49,601	$(493,290)

Earnings/(Loss) Per Share - Basic (2)
Continuing Operations	$0.70	$(0.27)	$3.34	$(45.14)
Discontinued Operations	—	0.03	—	0.03
Total Earnings/(Loss) Per Share of Common Stock (2)	$0.70	$(0.24)	$3.34	$(45.11)

Earnings/(Loss) Per Share - Diluted (2)
Continuing Operations	$0.70	$(0.27)	$3.34	$(45.14)
Discontinued Operations	—	0.03	—	0.03
Total Earnings/(Loss) Per Share of Common Stock (2)	$0.70	$(0.24)	$3.34	$(45.11)

Weighted Average Number of Shares of Common Stock Outstanding (2)
Basic	15,595	10,953	14,860	10,935
Diluted	15,595	10,953	14,860	10,935
(1)The three and six months ended June 30, 2020 include cumulative and undeclared dividends of $5.7 million on the Company's Preferred Stock as of June 30, 2020.
(2)Amounts have been adjusted to reflect the one-for-three reverse stock split effected July 22, 2021. See Note 2 and Note 11 for additional details.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands)

For the Three Months Ended June 30, 2021 and June 30, 2020
	Common Stock (1)		Preferred Stock	Additional Paid-in Capital (1)	Retained Earnings/(Deficit)
	Shares	Amount				Total
Balance at April 1, 2021	15,500	$156	$226,297	$711,055	$(482,203)	$455,305
Net proceeds from issuance of common stock	227	2	—	3,098	—	3,100
Grant of restricted stock	6	—	—	80	—	80
Common dividends declared	—	—	—	—	(3,394)	(3,394)
Preferred dividends declared	—	—	—	—	(4,707)	(4,707)
Exchange Offers (Note 11)	431	4	(5,825)	5,707	114	—
Net Income/(Loss)	—	—	—	—	15,493	15,493
Balance at June 30, 2021	16,164	$162	$220,472	$719,940	$(474,697)	$465,877

	Common Stock (1)		Preferred Stock	Additional Paid-in Capital (1)	Retained Earnings/(Deficit)
	Shares	Amount				Total
Balance at April 1, 2020	10,915	$109	$272,457	$662,704	$(576,605)	$358,665
Net proceeds from issuance of common stock	334	4	—	3,495	—	3,499
Grant of restricted stock and amortization of equity based compensation	25	—	—	153	—	153
Net Income/(Loss)	—	—	—	—	3,061	3,061
Balance at June 30, 2020	11,274	$113	$272,457	$666,352	$(573,544)	$365,378

For the Six Months Ended June 30, 2021 and June 30, 2020
	Common Stock (1)		Preferred Stock	Additional Paid-in Capital (1)	Retained Earnings/(Deficit)
	Shares	Amount				Total
Balance at January 1, 2021	13,811	$138	$238,478	$689,147	$(518,058)	$409,705
Net proceeds from issuance of common stock	972	10	—	13,123	—	13,133
Grant of restricted stock	13	—	—	160	—	160
Common dividends declared	—	—	—	—	(6,185)	(6,185)
Preferred dividends declared	—	—	—	—	(9,668)	(9,668)
Exchange Offers (Note 11)	1,368	14	(18,006)	17,510	472	(10)
Net Income/(Loss)	—	—	—	—	58,742	58,742
Balance at June 30, 2021	16,164	$162	$220,472	$719,940	$(474,697)	$465,877

	Common Stock (1)		Preferred Stock	Additional Paid-in Capital (1)	Retained Earnings/(Deficit)
	Shares	Amount				Total
Balance at January 1, 2020	10,913	$109	$272,457	$662,401	$(85,921)	$849,046
Net proceeds from issuance of common stock	334	4	—	3,495	—	3,499
Grant of restricted stock and amortization of equity based compensation	27	—	—	456	—	456
Preferred dividends declared	—	—	—	—	(5,667)	(5,667)
Net Income/(Loss)	—	—	—	—	(481,956)	(481,956)
Balance at June 30, 2020	11,274	$113	$272,457	$666,352	$(573,544)	$365,378

(1)Amounts have been adjusted to reflect the one-for-three reverse stock split effected July 22, 2021. See Note 2 and Note 11 for additional details.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended
	June 30, 2021	June 30, 2020
Cash Flows from Operating Activities
Net income/(loss)	$58,742	$(481,956)
Net (income)/loss from discontinued operations	—	(361)
Net income/(loss) from continuing operations	58,742	(482,317)
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Net amortization of premium/(discount)	363	(3,926)
Net realized (gain)/loss	(336)	242,752
Unrealized (gain)/loss, net	(29,534)	208,032
Foreign currency (gain)/loss, net	(14)	(1,493)
Equity based compensation to affiliate	—	163
Equity based compensation expense	160	293
(Income)/Loss from investments in debt and equity of affiliates in excess of distributions received	(18,089)	42,037
Change in operating assets/liabilities:
Other assets	(1,741)	6,442
Other liabilities	325	(10,416)
Net cash provided by (used in) continuing operating activities	9,876	1,567
Net cash provided by (used in) discontinued operating activities	—	(726)
Net cash provided by (used in) operating activities	9,876	841

Cash Flows from Investing Activities
Purchase of real estate securities	(768,794)	(29,599)
Purchase of residential mortgage loans	(655,627)	(481,470)
Origination of commercial loans	(1,881)	(6,729)
Purchase of commercial loans	(3,377)	(12,471)
Investments in debt and equity of affiliates	(3,029)	(43,208)
Proceeds from sales of real estate securities	453,863	2,683,595
Proceeds from sales of residential mortgage loans	45,615	387,408
Proceeds from sales of commercial loans	74,579	34,200
Principal repayments on real estate securities	30,165	102,895
Principal repayments on excess MSRs	438	1,942
Principal repayments on commercial loans	195	—
Principal repayments on residential mortgage loans	33,651	37,390
Distributions received in excess of income from investments in debt and equity of affiliates	37,804	24,212
Net settlement of interest rate swaps and other instruments	11,518	(73,295)
Net settlement of TBAs	—	4,610
Cash flows provided by (used in) other investing activities	2,244	(1,056)
Net cash provided by (used in) investing activities	(742,636)	2,628,424

Cash Flows from Financing Activities
Net proceeds from issuance of common stock	13,133	3,499
Borrowings under financing arrangements	7,875,275	12,701,999
Repayments of financing arrangements	(7,231,853)	(15,339,611)
Deferred financing costs paid	(200)	—
Borrowing under secured debt	—	20,000
Repayments of secured debt	(10,000)	—
Proceeds from issuance of securitized debt	203,625	3,000
Principal repayments on securitized debt	(78,931)	(9,223)
Net collateral received from (paid to) repurchase counterparty	800	(44,413)
Dividends paid on common stock	(4,034)	(14,734)
Dividends paid on preferred stock	(9,668)	(5,667)
Net cash provided by continuing financing activities	758,147	(2,685,150)

	Six Months Ended
	June 30, 2021	June 30, 2020

Net change in cash and cash equivalents and restricted cash	25,387	(55,885)
Cash and cash equivalents and restricted cash, Beginning of Period	62,318	125,369
Effect of exchange rate changes on cash	10	(250)
Cash and cash equivalents and restricted cash, End of Period	$87,715	$69,234

Supplemental disclosure of cash flow information:
Cash paid for interest on financing arrangements	$8,917	$38,778
Cash paid for excise and income taxes	$16	$1,010

Supplemental disclosure of non-cash financing and investing activities:
Receivable on unsettled trades	$106,247	$—
Common stock dividends declared but not paid	$3,394	$—
Exchange Offers (Note 11)	$18,006	$—
Transfer of real estate securities in satisfaction of repurchase agreements	$—	$345,066
Change in repurchase agreements from transfer of real estate securities	$—	$344,685
Decrease in securitized debt	$—	$7,091
Transfer from residential mortgage loans to other assets	$923	$793
Transfer from investments in debt and equity of affiliates to CMBS	$—	$11,769

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	June 30, 2021	June 30, 2020
Cash and cash equivalents	$64,007	$68,150
Restricted cash	23,708	1,084
Total cash and cash equivalents and restricted cash shown in the consolidated statements of cash flows	$87,715	$69,234

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021

1. Organization

AG Mortgage Investment Trust, Inc. (the "Company") was incorporated in the state of Maryland on March 1, 2011. The Company is a mortgage REIT that opportunistically invests in a diversified risk adjusted portfolio of credit investments and agency investments, which contains the asset classes further described below.

The Company's investment groups are primarily comprised of the following:

Investment Groups	Description
Credit - Residential
Residential mortgage loans
•Residential mortgage loans represent pools of fixed- and adjustable-rate loans collateralized by Non-QM, re-performing, and non-performing mortgages.
•Non-QM Loans are residential mortgage loans that are not deemed "qualified mortgage," or "QM," loans under the rules of the Consumer Finance Protection Bureau.
•Performing, re-performing, and non-performing loans are residential mortgage loans collateralized by a first lien mortgaged property.

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

Commercial Loans	•Commercial loans are collateralized by an interest in commercial real estate and represent a contractual right to receive money on demand or on fixed or determinable dates.
Agency RMBS	•Agency RMBS represent interests in pools of residential mortgage loans guaranteed by a GSE such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government such as Ginnie Mae.
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
June 30, 2021
The Company conducts its operations to qualify and be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

COVID-19 Impact

The novel coronavirus ("COVID-19") pandemic has caused significant disruptions in the U.S. and world economies resulting in lost business revenues, significant increases in unemployment, changes in consumer behavior and significant reductions in liquidity and the fair value of many assets, including those in which the Company invests. Beginning in mid-March 2020, the global pandemic associated with COVID-19 and the related economic conditions caused financial and mortgage-related asset markets to come under extreme duress, resulting in credit spread widening, a sharp decrease in interest rates and unprecedented illiquidity in repurchase agreement financing and mortgage-backed securities ("MBS") markets. The illiquidity was exacerbated by inadequate demand for MBS among primary dealers due to balance sheet constraints. Refer to Note 2 "Financing arrangements" for further details related to the impact to the Company as a result of these economic conditions. Although market conditions have improved in quarters subsequent to March 2020, the full impact of COVID-19 on the mortgage REIT industry, credit markets, and, consequently, on the Company’s financial condition and results of operations for future periods remains uncertain.

2. Summary of significant accounting policies

The accompanying unaudited consolidated financial statements and related notes have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. For all periods presented, all per share amounts and common shares outstanding have been adjusted on a retroactive basis to reflect the Company's one-for-three reverse stock split which was effected following the close of business on July 22, 2021. Certain prior period amounts have been reclassified to conform to the current period’s presentation. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows have been included for the interim period and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.

Cash and cash equivalents

Cash is comprised of cash on deposit with financial institutions. The Company classifies highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents. Cash equivalents may include cash invested in money market funds. Cash and cash equivalents are carried at cost, which approximates fair value. The Company places its cash with high credit quality institutions to minimize credit risk exposure. Cash pledged to the Company as collateral is unrestricted in use and, accordingly, is included as a component of "Cash and cash equivalents" on the consolidated balance sheets. Any cash held by the Company as collateral is included in the "Other liabilities" line item on the consolidated balance sheets and in cash flows from financing activities on the consolidated statement of cash flows. Any cash due to the Company in the form of principal payments is included in the "Other assets" line item on the consolidated balance sheets and in cash flows from operating activities on the consolidated statement of cash flows.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021
Earnings/(Loss) per share

In accordance with the provisions of Accounting Standards Codification ("ASC") 260, "Earnings per Share," the Company calculates basic income/(loss) per share by dividing net income/(loss) available to common stockholders for the period by weighted average shares of the Company’s common stock outstanding for that period. Diluted income per share takes into account the effect of dilutive instruments, such as stock options, warrants, unvested restricted stock, and unvested restricted stock units, using the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. Potential dilutive shares are excluded from the calculation if they have an anti-dilutive effect in the period.

Reverse stock split

On July 12, 2021, the Company announced that its board of directors approved a one-for-three reverse stock split of the Company's outstanding shares of common stock. The reverse stock split was effected following the close of business on July 22, 2021 (the "Effective Time"). At the Effective Time, every three issued and outstanding shares of the Company’s common stock were combined into one share of the Company’s common stock. No fractional shares were issued in connection with the reverse stock split. Instead, each stockholder holding fractional shares was entitled to receive, in lieu of such fractional shares, cash in an amount determined based on the closing price of the Company's common stock on the date of the Effective Time. The reverse stock split applied to all of the Company's outstanding shares of common stock and did not affect any stockholder’s ownership percentage of shares of the Company's common stock, except for immaterial changes resulting from the payment of cash for fractional shares. There was no change in the Company's authorized capital stock or par value of each share of common stock as a result of the reverse stock split. All per share amounts and common shares outstanding for all periods presented in the unaudited consolidated financial statements have been adjusted on a retroactive basis to reflect the Company's reverse stock split.

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
•Level 2 – Prices determined using other significant observable inputs. These may include quoted prices for similar securities, interest rates, prepayment speeds, credit risk, and others.
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

Accounting for loans

Investments in loans are recorded in accordance with ASC 310-10, "Receivables." The Company has chosen to make a fair value election pursuant to ASC 825 for its loan portfolio. Electing the fair value option allows the Company to record changes in fair value in the consolidated statement of operations, which, in management's view, more appropriately reflects the results of operations for a particular reporting period as all loan activities will be recorded in a similar manner. As such, loans are recorded at fair value on the consolidated balance sheets and any periodic change in fair value is recorded in current period earnings on the consolidated statement of operations as a component of "Unrealized gain/(loss), net." The Company recognizes certain upfront costs and fees relating to loans for which the fair value option has been elected in current period earnings as incurred and does not defer those costs, which is in accordance with ASC 825-10-25. Purchases and sales of loans are recorded on the settlement date, concurrent with the completion of due diligence and the removal of any contingencies. Prior to the

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021
settlement date, the Company will include commitments to purchase loans within the Commitments and Contingencies footnote to the financial statements.

The Company amortizes or accretes any premium or discount over the life of the loans utilizing the effective interest method. On at least a quarterly basis, the Company evaluates the collectability of both interest and principal on its loans to determine whether they are impaired. A loan or pool of loans is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. Income recognition is suspended for loans at the earlier of the date at which payments become 90-days past due or when, in the opinion of the Manager, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan or pool of loans is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged.

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

Accounting for real estate securities

Investments in real estate securities are recorded in accordance with ASC 320-10, "Investments – Debt and Equity Securities," ASC 325-40, "Beneficial Interests in Securitized Financial Assets," or ASC 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality." The Company has chosen to make a fair value election pursuant to ASC 825, "Financial Instruments" for its real estate securities portfolio. Real estate securities are recorded at fair value on the consolidated balance sheets and the periodic change in fair value is recorded in current period earnings on the consolidated statement of operations as a component of "Unrealized gain/(loss), net." Purchases and sales of real estate securities are recorded on the trade date.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021
On January 1, 2020, the Company adopted ASU 2016-13, "Financial Instruments – Credit Losses" ("ASU 2016-13"). The impact of the guidance on accounting for the Company's debt securities and loans is limited to recognition of effective yield. The Company measures its debt securities and loans at fair value with any changes recognized through net income and it updates its estimate of the cash flows expected to be collected on these asset classes on at least a quarterly basis recognizing changes in cash flows in interest income prospectively through an adjustment of an asset’s yield over its remaining life.

Realized gains or losses on sales of securities, loans and derivatives are included in the "Net realized gain/(loss)" line item on the consolidated statement of operations. The cost of positions sold is calculated using a first in, first out ("FIFO") basis. Realized gains and losses are recorded in earnings at the time of disposition.

Investments in debt and equity of affiliates

The Company’s unconsolidated ownership interests in affiliates are accounted for using the equity method. Substantially all of the Company’s investments held through affiliated entities are comprised of real estate securities, loans, and its interest in AG Arc LLC. These types of investments may also be held directly by the Company. Certain entities have chosen to make a fair value election on their financial instruments and certain financing arrangements pursuant to ASC 825; as such, the Company will treat these financial instruments and financing arrangements consistently with this election.

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

From time to time, the Company acquires newly originated Non-QM Loans from Arc Home with the intent to securitize the assets and obtain non-recourse financing. In connection with the sale of loans from Arc Home to the Company, gains or losses recorded by Arc Home are consolidated into AG Arc. In accordance with ASC 323-10, for loans acquired from Arc Home that remain on the Company's consolidated balance sheet at period end, the Company eliminates any profits or losses typically recognized through the "Equity in earnings/(loss) from affiliates" line item on the Company's consolidated statement of operations and adjusts the cost basis of the underlying loans accordingly. For the three and six months ended June 30, 2021, the Company eliminated $1.4 million and $1.9 million of intra-entity profits recognized by Arc Home, respectively, and also decreased the cost basis of the underlying loans by the same amount in connection with loan sales to the Company. As the Company did not purchase any loans from Arc Home during three and six months ended June 30, 2020, it did not eliminate any intra-entity profits during the three and six months ended June 30, 2020.

MATH

On August 29, 2017, the Company, alongside private funds managed by Angelo Gordon, formed Mortgage Acquisition Holding I LLC ("MATH") to conduct a residential mortgage investment strategy. MATH in turn sponsored the formation of an entity called Mortgage Acquisition Trust I LLC ("MATT") to purchase predominantly Non-QM Loans. MATT made an election to be treated as a real estate investment trust beginning with the 2018 tax year. As of June 30, 2021, MATT primarily holds retained tranches from securitizations.

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
June 30, 2021
Summary of investments in debt and equity of affiliates

The below tables reconcile the fair value of investments to the "Investments in debt and equity of affiliates" line item on the Company's consolidated balance sheets (in thousands).

	June 30, 2021			December 31, 2020
	Assets	Liabilities	Equity	Assets	Liabilities	Equity
Non-QM Loans (1)	$77,683	$(48,813)	$28,870	$153,200	$(111,135)	$42,065
Land Related Financing	17,857	—	17,857	22,824	—	22,824
Other (2)	44,445	(11,351)	33,094	41,940	(5,588)	36,352
Real Estate Securities and Loans, at fair value	$139,985	$(60,164)	$79,821	$217,964	$(116,723)	$101,241

AG Arc, at fair value	50,862	—	50,862	45,341	—	45,341

Cash and Other assets/(liabilities)	8,177	(2,992)	5,185	5,279	(1,194)	4,085

Investments in debt and equity of affiliates	$199,024	$(63,156)	$135,868	$268,584	$(117,917)	$150,667
(1)As of June 30, 2021 and December 31, 2020, Non-QM Loans excluded loans with an unpaid principal balance of $11.2 million and $17.3 million, respectively, whereby an affiliate of MATT has the right, but not the obligation, to repurchase loans from a trust that are 90 days or more delinquent at its discretion. These loans, which are eligible to be repurchased, would be recorded on the balance sheet of MATT, an unconsolidated equity method investee of the Company, with a corresponding and offsetting liability.
(2)Certain loans held in securitized form are presented net of non-recourse securitized debt.

The below table reconciles the net income/(loss) to the "Equity in earnings/(loss) from affiliates" line item on the Company's consolidated statements of operations (in thousands).

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Non-QM Loans	$1,275	$(8,115)	$15,921	$(34,844)
AG Arc (1)	(2,706)	9,510	3,634	(516)
Land Related Financing	540	473	1,250	1,137
Other	2,169	1,566	6,809	(6,535)
Equity in earnings/(loss) from affiliates	$1,278	$3,434	$27,614	$(40,758)
(1)The earnings/(loss) at AG Arc during the three and six months ended June 30, 2021 were primarily the result of $0.2 million and $4.4 million, respectively, of net income related to Arc Home's lending and servicing operations and $(2.8) million and $(1.2) million, respectively, related to changes in the fair value of the MSR portfolio held by Arc Home. Earnings/(loss) recognized by AG Arc does not include the Company's portion of gains recorded by Arc Home in connection with the sale of residential mortgage loans to the Company. For the three and six months ended June 30, 2021, the Company eliminated $1.4 million and $1.9 million, respectively, of intra-entity profits recognized by Arc Home and also decreased the cost basis of the underlying loans the Company purchased by the same amount, as described above.

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

In variable interest entities ("VIEs"), an entity is subject to consolidation under ASC 810-10 if the equity investors (i) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, (ii) are unable to direct the entity’s activities, or (iii) are not exposed to the entity’s losses or entitled to its residual returns. VIEs within the scope of ASC 810-10 are required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE is determined to be the party that has both the power to direct the activities of a VIE that most significantly impact the VIE’s

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021
economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. This determination can sometimes involve complex and subjective analyses. Further, ASC 810-10 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE. In accordance with ASC 810-10, all transferees, including variable interest entities, must be evaluated for consolidation. If the Company determines that consolidation is not required, it will then assess whether the transfer of the underlying assets would qualify as a sale, should be accounted for as secured financings under GAAP, or should be accounted for as an equity method investment, depending on the circumstances. See Note 3 for more detail.

A Special Purpose Entity ("SPE") is an entity designed to fulfill a specific limited need of the company that organized it. SPEs are often used to facilitate transactions that involve securitizing financial assets or resecuritizing previously securitized financial assets. The objective of such transactions may include obtaining non-recourse financing, obtaining liquidity, or refinancing the underlying securitized financial assets on improved terms. Securitization involves transferring assets to an SPE to convert all or a portion of those assets into cash before they would have been realized in the normal course of business through the SPE’s issuance of debt or equity instruments. Investors in an SPE usually have recourse only to the assets in the SPE and depending on the overall structure of the transaction, may benefit from various forms of credit enhancement, such as over-collateralization in the form of excess assets in the SPE, priority with respect to receipt of cash flows relative to holders of other debt or equity instruments issued by the SPE, or a line of credit or other form of liquidity agreement that is designed with the objective of ensuring that investors receive principal and/or interest cash flow on the investment in accordance with the terms of their investment agreement.

The Company enters into securitization transactions of certain of its residential mortgage loans, which results in the Company consolidating the respective VIEs that are created to facilitate these transactions and to which the underlying assets in connection with these securitizations are transferred ("Residential Mortgage Loan VIEs"). The Company has entered into securitization transactions on certain of its Non-QM Loans ("Non-QM VIEs"), as well as certain of its re- and non-performing loans ("RPL/NPL VIEs"). Based on the evaluations of each VIE, the Company concluded that the VIEs should be consolidated and, as a result, transferred assets of these VIEs were determined to be secured borrowings. Upon consolidation, the Company elected the fair value option pursuant to ASC 825 for the assets and liabilities of the Residential Mortgage Loan VIEs. Electing the fair value option allows the Company to record changes in fair value in the consolidated statement of operations, which, in management's view, more appropriately reflects the results of operations for a particular reporting period as all activities will be recorded in a similar manner. The Company applied the guidance under ASU 2014-13, "Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity," whereby the Company determines whether the fair value of the assets or liabilities of the Residential Mortgage Loan VIEs are more observable as a basis for measuring the less observable financial instruments. The Company has determined that the fair value of the liabilities of the Residential Mortgage Loan VIEs are more observable since the prices for these liabilities are more easily determined as similar instruments trade more frequently on a relative basis than the individual assets of the VIEs. See Note 3 for more detail regarding the Residential Mortgage Loan VIEs and Note 5 for more detail related to the Company's determination of fair value for the assets and liabilities included within these VIEs.

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

Under ASC 860-10, after a transfer of financial assets that meets the criteria for treatment as a sale—legal isolation, ability of transferee to pledge or exchange the transferred assets without constraint and transferred control—an entity recognizes the financial and servicing assets it acquired or retained and the liabilities it has incurred, derecognizes financial assets it has sold and derecognizes liabilities when extinguished. The transferor would then determine the gain or loss on sale of financial assets

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021
by allocating the carrying value of the underlying mortgage between securities or loans sold and the interests retained based on their fair value. The gain or loss on sale is the difference between the cash proceeds from the sale and the amount allocated to the securities or loans sold. When a transfer of financial assets does not qualify for sale accounting, ASC 860-10 requires the transfer to be accounted for as a secured borrowing with a pledge of collateral.

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

Similarly, the Company also reassesses the cash flows on at least a quarterly basis for securities and loans, including Non-Agency RMBS, CMBS, interest-only securities, Non-QM Loans, and Excess MSRs. In estimating these cash flows, there are a number of assumptions made that are uncertain and subject to judgments and assumptions based on subjective and objective factors and contingencies. These include the rate and timing of principal and interest receipts (including assumptions of prepayments, repurchases, defaults, and liquidations), the pass-through or coupon rate and interest rate fluctuations. In addition, interest payment shortfalls due to delinquencies on the underlying mortgage loans have to be estimated. Differences between previously estimated cash flows and current actual and anticipated cash flows are recognized prospectively through an adjustment of the yield over the remaining life of the security based on the current amortized cost of the investment.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021
The Company pledges certain securities, loans, or properties as collateral under financing arrangements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. The amounts available to be borrowed under repurchase agreements and revolving facilities are dependent upon the fair value of the securities or loans pledged as collateral, which can fluctuate with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance, and real estate industries. If the fair value of pledged assets declines due to changes in market conditions, lenders typically would require the Company to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls. The fair value of financial instruments pledged as collateral on the Company’s financing arrangements represents the Company’s fair value of such instruments which may differ from the fair value assigned to the collateral by its counterparties. The Company maintains a level of liquidity in order to meet these obligations. If the fair value of pledged assets increases due to changes in market conditions, counterparties may be required to return collateral to us in the form of securities or cash or post additional collateral to us. Financings pursuant to repurchase agreements and revolving facilities are generally recourse to the Company. As of June 30, 2021 and December 31, 2020, the Company had met all margin call requirements.

Forbearance and Reinstatement Agreements

In connection with the market disruption created by the COVID-19 pandemic, in March 2020, the Company received notifications of alleged events of default and deficiency notices from several of its financing counterparties. The Company engaged in discussions with its financing counterparties and, as a result, entered into a series of forbearance agreements (collectively, the "Forbearance Agreement") with certain of its financing counterparties (the "Participating Counterparties") pursuant to which each Participating Counterparty agreed to forbear from exercising its rights and remedies with respect to events of default and any and all other defaults under the applicable financing arrangement (each, a “Bilateral Agreement”) for the period ending June 15, 2020.

On June 10, 2020, the Company and the Participating Counterparties entered into a reinstatement agreement (the “Reinstatement Agreement”), pursuant to which the Forbearance Agreement was terminated and each Participating Counterparty permanently waived all existing and prior events of default under the applicable Bilateral Agreements. Pursuant to the Reinstatement Agreement, the Bilateral Agreements were reinstated with certain amendments to reflect current market terms (i.e., increased haircuts and higher coupons), updated financial covenants and various reporting requirements from the Company to the Participating Counterparties, releases, certain netting obligations and cross-default provisions. As a result of the Reinstatement Agreement, default interest on the Company’s outstanding borrowings under the Bilateral Agreements ceased to accrue as of June 10, 2020, all cash margin was applied to outstanding balances owed by the Company, and principal and interest payments on the underlying collateral were permitted to flow to and be used by the Company, just as it was prior to the Forbearance Agreements. In addition, pursuant to the terms of the Reinstatement Agreement, the security interests granted to Participating Counterparties as additional collateral under the Forbearance Agreement have been terminated and released. The Company also agreed to pay the reasonable fees and out-of-pocket expenses of counsel and other professional advisors for the Participating Counterparties and the collateral agent.

Concurrently, on June 10, 2020, the Company entered a separate reinstatement agreement with one of its financing counterparties on substantially the same terms as those set forth in the Reinstatement Agreement.

Dividends on Preferred Stock

Holders of the Company’s 8.25% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock"), 8.00% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock"), and 8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock ("Series C Preferred Stock") are entitled to receive cumulative cash dividends at a rate of 8.25%, 8.00% and 8.000% per annum, respectively, of the $25.00 per share liquidation preference for each series. On and after September 17, 2024, dividends on the Series C Preferred Stock will accumulate at a percentage of the $25.00 liquidation preference equal to an annual floating rate of the then three-month LIBOR plus a spread of 6.476% per annum. If the Company’s Board of Directors does not declare a dividend in a given period, an accrual is not recorded on the balance sheet. However, undeclared preferred stock dividends are reflected in earnings per share as discussed in ASC 260-10-45-11. Preferred stock dividends that are not declared accumulate and are added to the liquidation preference as of the scheduled payment date for the respective series of the preferred stock. The undeclared and unpaid dividends on the Company’s preferred stock accrue without interest, and if dividends on the Company's preferred stock are in arrears, the Company cannot pay cash dividends with respect to its common stock. See Note 11 for further detail on the Company’s Preferred Stock.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021
Accounting for derivative financial instruments

Derivative contracts

The Company enters into derivative contracts as a means of mitigating interest rate risk or foreign currency risk rather than to enhance returns. The Company accounts for derivative financial instruments in accordance with ASC 815-10, "Derivatives and Hedging." ASC 815-10 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. Additionally, if or when hedge accounting is elected, the fair value adjustments will affect either other comprehensive income in stockholders’ equity until the hedged item is recognized in earnings or net income depending on whether the derivative instrument is designated and qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. As of June 30, 2021 and December 31, 2020, the Company did not have any interest rate derivatives designated as hedges. All derivatives have been recorded at fair value in accordance with ASC 820-10, with corresponding changes in value recognized in the consolidated statement of operations. The Company records derivative asset and liability positions on a gross basis with respect to its counterparties. During the period in which the Company unwinds a derivative, it records a realized gain/(loss) in the "Net realized gain/(loss)" line item in the consolidated statement of operations.

To-be-announced securities

A to-be-announced security ("TBA") is a forward contract for the purchase or sale of Agency RMBS at a predetermined price, face amount, issuer, coupon and stated maturity on an agreed-upon future date. The specific Agency RMBS delivered into or received from the contract upon the settlement date, published each month by the Securities Industry and Financial Markets Association, are not known at the time of the transaction. The Company may also choose, prior to settlement, to move the settlement of these securities out to a later date by entering into an offsetting short or long position (referred to as a pair off), net settling the paired off positions for cash, simultaneously purchasing or selling a similar TBA contract for a later settlement date. This transaction is commonly referred to as a dollar roll. The Agency RMBS purchased or sold for a forward settlement date are typically priced at a discount to Agency RMBS for settlement in the current month. This difference, or discount, is referred to as the price drop. The price drop is the economic equivalent of net interest carry income on the underlying Agency RMBS over the roll period (interest income less implied financing cost) and is commonly referred to as dollar roll income/(loss). Consequently, forward purchases of Agency RMBS and dollar roll transactions represent a form of off-balance sheet financing. Dollar roll income is recognized in the consolidated statement of operations in the line item "Unrealized gain/(loss), net."

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
June 30, 2021

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021

Offering costs

The Company has incurred offering costs in connection with common stock offerings, registration statements, preferred stock offerings, and exchanges. Where applicable, the offering costs were paid out of the proceeds of the respective offerings. Offering costs in connection with common stock offerings and costs in connection with registration statements have been accounted for as a reduction of additional paid-in capital. Offering costs in connection with preferred stock offerings have been accounted for as a reduction of their respective gross proceeds. Exchange costs in connection with the Company's preferred stock exchanges have been accounted for as a reduction to the Company's retained earnings.

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

3. Loans

Residential mortgage loans

For the three months ended June 30, 2021, the Company purchased Non-QM Loans with a gross aggregate unpaid principal balance and a gross acquisition fair value of $426.8 million and $446.2 million, respectively. For the six months ended June 30, 2021, the Company purchased Non-QM Loans with a gross aggregate unpaid principal balance and a gross acquisition fair value of $625.2 million and $654.7 million, respectively. A portion of these loans were purchased from Arc Home. See Note 10 for more detail.

For the three and six months ended June 30, 2021, the Company sold 367 loans for total proceeds of $45.6 million and one residual position where the Company previously consolidated the securitization for total proceeds of $1.6 million, which was unsettled as of quarter end, recording realized gains of $8.1 million and realized losses of $0.4 million. For the three months ended June 30, 2020, the Company sold 2,357 loans for total proceeds of $382.8 million, recording realized gains of $1.4 million and realized losses of $55.5 million. For the six months ended June 30, 2020, the Company sold 2,358 loans for total proceeds of $391.5 million, recording realized gains of $1.4 million and realized losses of $58.6 million.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021
The table below details information regarding the Company’s residential mortgage loan portfolio as of June 30, 2021 and December 31, 2020 ($ in thousands):

				Gross Unrealized			Weighted Average
	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years) (1)
Non-QM Loans	$621,095	$26,556	$647,651	$8,473	$(972)	$655,152	4.86%	3.61%	3.85
Re- and Non-Performing Loans	415,942	(52,530)	363,412	15,947	(5,267)	374,092	3.59%	6.00%	6.98
Total at June 30, 2021 (2)	$1,037,037	$(25,974)	$1,011,063	$24,420	$(6,239)	$1,029,244	4.36%	4.48%	5.11

Re- and Non-Performing Loans at December 31, 2020 (3)	$500,980	$(69,007)	$431,973	$13,640	$(10,172)	$435,441	3.58%	5.69%	6.67
(1)This is based on projected life. Typically, actual maturities are shorter than stated contractual maturities. Maturities are affected by the lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.
(2)As of June 30, 2021, the Company’s residential mortgage loan portfolio was comprised of 3,825 loans with original loan balances between $5.6 thousand and $3.7 million. Additionally, the Company had residential mortgage loans that were in the process of foreclosure with a fair value of $28.9 million.
(3)As of December 31, 2020, the Company’s residential mortgage loan portfolio was comprised of 3,273 conventional loans with original loan balances between $5.6 thousand and $3.4 million. Additionally, the Company had residential mortgage loans that were in the process of foreclosure with a fair value of $37.1 million.

The table below details information regarding the Company’s residential mortgage loans as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021		December 31, 2020
	Fair Value	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance
Non-QM Loans	$655,152	$621,095	$—	$—
Re-Performing	267,853	291,301	312,733	347,359
Non-Performing	99,689	116,520	113,976	134,129
Other (1)	6,550	8,121	8,732	19,492
	$1,029,244	$1,037,037	$435,441	$500,980
(1)Represents residual positions where the Company consolidates a securitization and the positions are recorded in the Company's consolidated balance sheets as residential mortgage loans. There may be limited data available regarding the underlying collateral of such securitizations.

The Company’s residential mortgage loan portfolio consisted of mortgage loans on residential real estate located throughout the United States. The following is a summary of the geographic concentration of credit risk within the Company’s residential mortgage loan portfolio as of June 30, 2021 and December 31, 2020, excluding any loans classified as Other above:

Geographic Concentration of Credit Risk	June 30, 2021	December 31, 2020
Percentage of fair value of mortgage loans secured by properties in the following states representing 5% or more of fair value:
California	36%	17%
Florida	13%	11%
New York	11%	10%
New Jersey	5%	6%

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021
The following is a summary of the changes in the accretable portion of the discount for the Company’s re-performing and non-performing loan portfolios for the three and six months ended June 30, 2021 and 2020, which is determined by the excess of the Company’s estimate of undiscounted principal expected to be collected in excess of the amortized cost of the mortgage loan (in thousands). The table excludes residual positions where the Company consolidates a securitization and the positions are recorded in the Company's consolidated balance sheets as residential mortgage loans.

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Beginning Balance	$55,003	$50,291	$56,907	$41,472
Additions	—	—	—	15,250
Accretion	(789)	(1,021)	(2,351)	(3,290)
Reclassifications from/(to) non-accretable difference	2,955	2,230	2,677	(1,850)
Disposals	(5,497)	(14,213)	(5,561)	(14,295)
Ending Balance	$51,672	$37,287	$51,672	$37,287

Variable interest entities

The following table details certain information related to the assets and liabilities of the Residential Loan VIEs as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Assets
Residential mortgage loans, at fair value	$589,394	$426,604
Restricted cash	1,561	2,110
Other assets	3,228	3,705
Total assets	$594,183	$432,419

Liabilities
Financing arrangements	$42,158	$25,590
Securitized debt, at fair value	482,533	355,159
Other liabilities	498	519
Total liabilities	$525,189	$381,268

The following table details additional information regarding residential mortgage loans and securitized debt related to the Residential Loan VIEs as of June 30, 2021 and December 31, 2020 ($ in thousands):

				Weighted Average
As of:		Current Unpaid Principal Balance	Fair Value	Coupon	Yield	Life (Years) (1)
June 30, 2021
Non-QM Loan VIEs	Non-QM Loans	$208,505	$221,852	4.63%	3.65%	3.69
	Securitized debt	201,383	201,580	1.25%	1.25%	2.05
RPL/NPL VIEs	Re- and Non-Performing Loans	407,822	367,542	4.07%	4.98%	6.12
	Securitized debt	279,713	280,953	2.26%	2.28%	3.19
December 31, 2020
RPL/NPL VIEs	Re- and Non-Performing Loans	$481,346	$426,604	3.58%	5.61%	6.78
	Securitized debt	356,631	355,159	2.98%	3.00%	3.85
(1)This is based on projected life. Typically, actual maturities are shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

The holders of the securitized debt have no recourse to the general credit of the Company. The Company has no obligation to provide any other explicit or implicit support to the Residential Loan VIEs.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021

Commercial loans

For the three months ended June 30, 2021, the Company did not sell any commercial loans. For the six months ended June 30, 2021, the Company sold two commercial loans for total proceeds of $74.3 million, recording realized losses of $2.9 million. For the three and six months ended June 30, 2020, the Company sold one commercial loan for total proceeds of $34.2 million, recording realized losses of $1.7 million.

During the fourth quarter of 2020, the Company and the borrower of Commercial Loan L entered into a modification agreement which, among other things, required the borrower to pay previously deferred interest in full, deferred interest for the 12-month period following the modification, and required funding of capital reserves by the borrower. The loan was placed on non-accrual status upon modification and was on non-accrual status as of June 30, 2021 and December 31, 2020. As a result of the modification, the loan is classified as a troubled debt restructuring under GAAP.

As of June 30, 2021, Commercial Loan K was in maturity default as a result of failing to meet the required terms for extension under the loan documents. The Company continues to evaluate its options with respect to the Commercial Loan K and may exercise its remedies under the loan documents, which may include a foreclosure against the collateral.

The following tables present detail on the Company’s commercial loan portfolio as of June 30, 2021 and December 31, 2020 ($ in thousands). The gross unrealized gains/(losses) columns in the tables below represent inception to date unrealized gains/(losses).

June 30, 2021						Weighted Average
Loan (1)(2)	Current Face	Premium (Discount)	Amortized Cost	Gross Unrealized Losses	Fair Value (3)	Coupon (4)	Yield (5)	Life (Years) (6)	Extended Maturity Date (7)	Location	Collateral Type
Loan K (8)	$18,809	$—	$18,809	$(400)	$18,409	10.00%	12.75%	0.09	February 22, 2024	NY	Hotel, Retail
Loan L (8)	51,000	(337)	50,663	(6,793)	43,870	N/A	N/A	3.11	July 22, 2024	IL	Hotel, Retail
Total	$69,809	$(337)	$69,472	$(7,193)	$62,279	2.69%	3.77%	2.29
(1)The Company has the contractual right to receive a balloon payment for each loan.
(2)Refer to Note 12 "Commitments and Contingencies" for details on the Company's commitments on its Commercial Loans as of June 30, 2021.
(3)Fair value includes the value of unfunded commitments.
(4)Each commercial loan investment has a variable coupon rate.
(5)Yield includes any exit fees.
(6)Actual maturities may be shorter or longer than stated contractual maturities. Maturities are affected by prepayments of principal.
(7)Represents the maturity date of the last possible extension option. As of June 30, 2021, Commercial Loan K was in maturity default related to its initial maturity which was in May 2021 as described above.
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
June 30, 2021
(6)Represents the maturity date of the last possible extension option.
(7)Loan G is a first mortgage loan.
(8)Loan K and Loan L are comprised of first mortgage and mezzanine loans.
(9)Loan I is a mezzanine loan.

4. Real Estate Securities

The following tables detail the Company’s real estate securities portfolio as of June 30, 2021 and December 31, 2020 ($ in thousands). The gross unrealized gains/(losses) stated in the tables below represent inception to date unrealized gains/(losses).

June 30, 2021				Gross Unrealized			Weighted Average
	Current Face	Premium / (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon (1)	Yield
Agency RMBS:
30 Year Fixed Rate	$677,514	$24,329	$701,843	$1,425	$(6,564)	$696,704	2.26%	1.73%

Credit Investments:
Residential Investments
Prime	6,874	(4,646)	2,228	467	—	2,695	3.50%	15.21%
Re/Non-Performing Securities	1,170	(157)	1,013	170	—	1,183	5.25%	21.28%
Total Residential Investments:	8,044	(4,803)	3,241	637	—	3,878	3.92%	17.06%
Commercial Investments
Single-Asset/Single-Borrower	35,500	(48)	35,452	—	(3,838)	31,614	4.03%	4.39%
Total Credit Investments:	43,544	(4,851)	38,693	637	(3,838)	35,492	4.02%	5.78%

Total	$721,058	$19,478	$740,536	$2,062	$(10,402)	$732,196	2.36%	1.92%

December 31, 2020				Gross Unrealized			Weighted Average
	Current Face	Premium / (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon (1)	Yield
Agency RMBS:
30 Year Fixed Rate	$494,307	$22,368	$516,675	$1,794	$(117)	$518,352	2.10%	1.17%

Credit Investments:
Residential Investments
Prime	15,093	(7,081)	8,012	663	(10)	8,665	3.68%	8.97%
Alt-A/Subprime	16,287	(9,377)	6,910	4,586	—	11,496	4.25%	12.52%
Credit Risk Transfer	13,880	—	13,880	15	(587)	13,308	4.71%	4.70%
Non-U.S. RMBS	2,435	706	3,141	51	(92)	3,100	6.45%	6.41%
Non-Agency RMBS Interest Only (2)	157,590	(157,513)	77	207	(48)	236	0.53%	NM
Re/Non-Performing Securities	1,690	(238)	1,452	149	—	1,601	5.25%	14.05%
Total Residential Investments:	206,975	(173,503)	33,472	5,671	(737)	38,406	2.01%	8.50%
Commercial Investments
Conduit	4,925	(1,024)	3,901	—	(606)	3,295	4.62%	11.89%
Single-Asset/Single-Borrower	50,480	(1,494)	48,986	668	(9,464)	40,190	4.15%	4.81%
Freddie Mac K-Series CMBS	22,572	(12,062)	10,510	47	(1,557)	9,000	3.83%	9.00%
CMBS Interest Only (3)	687,077	(682,961)	4,116	256	(69)	4,303	0.10%	6.93%
Total Commercial Investments:	765,054	(697,541)	67,513	971	(11,696)	56,788	0.44%	6.04%
Total Credit Investments:	972,029	(871,044)	100,985	6,642	(12,433)	95,194	0.65%	7.04%

Total	$1,466,336	$(848,676)	$617,660	$8,436	$(12,550)	$613,546	1.18%	2.08%
(1)Equity residual investments and principal only securities with a zero coupon rate are excluded from this calculation.
(2)Non-Agency RMBS Interest Only includes only two investments as of December 31, 2020. The overall impact of the investments' yields on the Company's portfolio is not meaningful.
(3)Comprised of Freddie Mac K-Series interest-only bonds.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021

The following tables detail the weighted average life of our real estate securities as of June 30, 2021 and December 31, 2020 ($ in thousands):

June 30, 2021	Agency RMBS			Credit Investments
Weighted Average Life (1)	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon (2)
Less than or equal to 1 year	$—	$—	—%	$32,596	$36,349	4.07%
Greater than five years and less than or equal to ten years	662,740	667,450	2.28%	2,472	2,195	3.50%
Greater than ten years	33,964	34,393	2.00%	424	149	—%
Total	$696,704	$701,843	2.26%	$35,492	$38,693	4.02%

December 31, 2020	Agency RMBS			Credit Investments
Weighted Average Life (1)	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon (2)
Less than or equal to 1 year	$—	$—	—%	$31,166	$39,588	1.81%
Greater than one year and less than or equal to five years	181,947	181,209	2.29%	20,131	21,634	0.33%
Greater than five years and less than or equal to ten years	336,405	335,466	2.00%	20,310	20,808	0.36%
Greater than ten years	—	—	—	23,587	18,955	4.18%
Total	$518,352	$516,675	2.10%	$95,194	$100,985	0.65%
(1)This is based on projected life. Typically, actual maturities are shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.
(2)Equity residual investments and principal only securities with a zero coupon rate are excluded from this calculation.

For the three months ended June 30, 2021, the Company sold 39 real estate securities for total proceeds of $341.5 million, with an additional $104.6 million of proceeds on three unsettled security sales, recording realized gains of $9.9 million and realized losses of $14.3 million. For the six months ended June 30, 2021, the Company sold 66 real estate securities for total proceeds of $453.3 million, with an additional $104.6 million of proceeds on three unsettled security sales, recording realized gains of $12.4 million and realized losses $17.3 million.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021
5. Fair value measurements

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of June 30, 2021 (in thousands):

	Fair Value at June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Residential mortgage loans	$—	$866	$1,028,378	$1,029,244
Agency RMBS:
30 Year Fixed Rate	—	696,704	—	696,704
Credit Investments:
Non-Agency RMBS (1)	—	2,695	1,183	3,878
CMBS (2)	—	31,614	—	31,614
Commercial loans	—	—	62,279	62,279
Excess mortgage servicing rights	—	—	2,608	2,608
Derivative assets (3)	—	13,409	—	13,409
AG Arc (4)	—	—	50,862	50,862
Total Assets Measured at Fair Value	$—	$745,288	$1,145,310	$1,890,598
Liabilities:
Securitized debt	$—	$—	$(482,533)	$(482,533)
Derivative liabilities (3)	—	(1,334)	—	(1,334)
Total Liabilities Measured at Fair Value	$—	$(1,334)	$(482,533)	$(483,867)
(1)Non-Agency RMBS is comprised of Prime and Re/Non-Performing Securities.
(2)CMBS represents Single-Asset/Single-Borrower Securities.
(3)As of June 30, 2021, the Company applied a reduction in fair value of $13.3 million and $1.0 million to its interest rate swap assets and liabilities, respectively, related to variation margin with a corresponding increase or decrease in restricted cash, respectively. Refer to Note 2 and Note 7 for more information on the Company's accounting policies with regard to derivatives.
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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021
The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2020 (in thousands):

	Fair value at December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Residential mortgage loans	$—	$2,134	$433,307	$435,441
Agency RMBS:
30 Year Fixed Rate	—	518,352	—	518,352
Credit Investments:
Non-Agency RMBS (1)	—	35,070	3,100	38,170
Non-Agency RMBS Interest Only	—	236	—	236
CMBS (2)	—	52,485	—	52,485
CMBS Interest Only	—	4,303	—	4,303
Commercial loans	—	—	125,508	125,508
Excess mortgage servicing rights	—	—	3,158	3,158
Derivative assets (3)	—	1,356	—	1,356
AG Arc (4)	—	—	45,341	45,341
Total Assets Measured at Fair Value	$—	$613,936	$610,414	$1,224,350
Liabilities:
Securitized debt	$—	$—	$(355,159)	$(355,159)
Derivative liabilities (3)	—	(294)	—	(294)
Total Liabilities Measured at Fair Value	$—	$(294)	$(355,159)	$(355,453)
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

In determining the fair value of the Company's mortgage loans and securitized debt relating to the Residential Loan VIEs, the Company considers data such as loan origination information, additional updated borrower information, loan servicing data, as available, forward interest rates, general economic conditions, home price index forecasts, and valuations of the underlying properties. The variables considered most significant to the determination of the fair value of the Company's mortgage loans include market-implied discount rates, projections of default rates, delinquency rates, prepayment rates, loss severity, loan-to-value ratios, and recovery rates. Projections of default and prepayment rates are impacted by other variables such as reperformance rates and timeline to liquidation. The Company uses loan level data and macro-economic inputs to generate loss

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021
adjusted cash flows and other information in determining the fair value of its mortgage loans. Because of the inherent uncertainty of such valuation, the fair value established for mortgage loans held by the Company may differ from the fair value that would have been established if a ready market existed for these mortgage loans.

Management may also base its valuation on prices obtained from a third-party pricing service provider to assess and corroborate the valuation of a selection of investments in the Company’s loan and securitized debt portfolio and the Company's investment in Arc Home on a periodic basis. These third-party pricing service providers conduct independent valuation analyses based on a review of source documents, available market data, and comparable investments. The analyses provided by valuation service providers are reviewed and considered by the Manager.

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the three and six months ended June 30, 2021 and 2020.

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

The following tables present additional information about the Company’s assets and liabilities which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

Three Months Ended June 30, 2021 (in thousands)
	Residential Mortgage Loans	Non-Agency RMBS	Commercial Loans	Excess Mortgage Servicing Rights	AG Arc	Securitized debt
Beginning balance	$640,739	$1,641	$58,209	$3,000	$52,138	$(344,429)
Purchases/Transfers	444,737	—	1,589	—	—	—
Issuances of Securitized Debt	—	—	—	—	—	(203,392)
Proceeds from sales of assets	(45,615)	—	—	—	—	—
Proceeds from settlement	(21,357)	(469)	—	—	—	66,154
Total net gains/(losses) (1)
Included in net income	9,874	11	2,481	(392)	(1,276)	(866)
Ending Balance	$1,028,378	$1,183	$62,279	$2,608	$50,862	$(482,533)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of June 30, 2021 (2)	$2,840	$11	$2,481	$(392)	$(1,276)	$(866)

(1) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss), net	$3,982
Net realized gain/(loss)	7,126
Equity in earnings/(loss) from affiliates	(1,276)
Total	$9,832
(2) Unrealized gains/(losses) are recorded in the following line items in the consolidated statement of operations:
Unrealized gain/(loss), net	$4,074
Equity in earnings/(loss) from affiliates	(1,276)
Total	$2,798

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021

Three Months Ended June 30, 2020 (in thousands)
	Residential Mortgage Loans	Non-Agency RMBS	Commercial Loans	Excess Mortgage Servicing Rights	AG Arc	Securitized debt
Beginning balance	$766,960	$5,533	$158,051	$14,066	$18,519	$(191,346)
Purchases/Transfers	—	—	7,759	—	—	—
Issuances of Securitized Debt	—	—	—	—	—	(3,000)
Proceeds from sales of assets	(378,729)	(68)	(34,200)	—	—	—
Proceeds from settlement	(14,716)	(1,159)	—	—	—	3,517
Total net gains/(losses) (1)
Included in net income	6,307	190	(3,925)	(1,772)	9,511	(8,145)
Ending Balance	$379,822	$4,496	$127,685	$12,294	$28,030	$(198,974)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of June 30, 2020 (2)	$60,434	$4	$(2,134)	$(1,780)	$9,511	$(8,145)

(1) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss), net	$48,385
Net realized gain/(loss)	(55,730)
Equity in earnings/(loss) from affiliates	9,511
Total	$2,166
(2) Unrealized gains/(losses) are recorded in the following line items in the consolidated statement of operations:
Unrealized gain/(loss), net	$48,379
Equity in earnings/(loss) from affiliates	9,511
Total	$57,890

Six Months Ended June 30, 2021 (in thousands)
	Residential Mortgage Loans	Non-Agency RMBS	Commercial Loans	Excess Mortgage Servicing Rights	AG Arc	Securitized debt
Beginning balance	$433,307	$3,100	$125,508	$3,158	$45,341	$(355,159)
Transfers (1):
Transfers out of level 3	—	(1,499)	—	—	—	—
Purchases/Transfers	652,797	—	5,258	—	—	—
Issuances of Securitized Debt	—	—	—	—	—	(203,392)
Proceeds from sales of assets and seizures of assets	(45,615)	—	(74,342)	—	—	—
Proceeds from settlement	(33,651)	(501)	(195)	—	—	78,931
Total net gains/(losses) (2)
Included in net income	21,540	83	6,050	(550)	5,521	(2,913)
Ending Balance	$1,028,378	$1,183	$62,279	$2,608	$50,862	$(482,533)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of June 30, 2021 (3)	$14,601	$83	$3,219	$(550)	$5,521	$(2,913)
(1) Transfers are assumed to occur at the beginning of the period. During the six months ended June 30, 2021, the Company transferred one Non-Agency RMBS into the Level 2 category from the Level 3 category under the fair value hierarchy of ASC 820.
(2) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss), net	$20,083
Net realized gain/(loss)	4,127
Equity in earnings/(loss) from affiliates	5,521
Total	$29,731
(3) Unrealized gains/(losses) are recorded in the following line items in the consolidated statement of operations:
Unrealized gain/(loss), net	$14,440
Equity in earnings/(loss) from affiliates	5,521
Total	$19,961

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021

Six Months Ended June 30, 2020 (in thousands)
	Residential Mortgage Loans	Non-Agency RMBS	Non-Agency RMBS Interest Only	CMBS	CMBS Interest Only	Commercial Loans	Excess Mortgage Servicing Rights	AG Arc	Securitized debt
Beginning balance	$417,785	$630,115	$1,074	$366,566	$47,992	$158,686	$17,775	$28,546	$(72,415)
Transfers (1):
Transfers into level 3	—	—	—	—	—	—	—	—	(151,933)
Transfers out of level 3	—	(210,709)	(1,074)	(170,816)	(22,054)	—	—	—	7,230
Purchases/Transfers	479,195	1,559	—	3,540	—	19,200	—	—	—
Issuances of Securitized Debt	—	—	—	—	—	—			(3,000)
Proceeds from sales of assets and seizures of assets	(387,408)	(362,199)	—	(148,111)	(21,996)	(34,200)	—	—	—
Proceeds from settlement	(37,390)	(10,869)	—	(9,367)	—	—	—	—	9,223
Total net gains/(losses) (2)
Included in net income	(92,360)	(43,401)	—	(41,812)	(3,942)	(16,001)	(5,481)	(516)	11,921
Ending Balance	$379,822	$4,496	$—	$—	$—	$127,685	$12,294	$28,030	$(198,974)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of June 30, 2020 (3)	$(35,221)	$(550)	$—	$—	$—	$(14,210)	$(5,481)	$(516)	$11,921
(1) Transfers are assumed to occur at the beginning of the period. During the six months ended June 30, 2020, the Company transferred 50 Non-Agency RMBS securities, two Non-Agency RMBS Interest Only securities, 32 CMBS securities, 15 CMBS Interest Only securities and one securitized debt security into the Level 2 category from the Level 3 category under the fair value hierarchy of ASC 820. During the six months ended June 30, 2020, the Company transferred one securitized debt security into the Level 3 category from the Level 2 category under the fair value hierarchy of ASC 820. Refer to Note 2 for more information on changes regarding the Company's leveling policy.
(2) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss), net	$(81,075)
Net realized gain/(loss)	(110,001)
Equity in earnings/(loss) from affiliates	(516)
Total	$(191,592)
(3) Unrealized gains/(losses) are recorded in the following line items in the consolidated statement of operations:
Unrealized gain/(loss), net	$(43,541)
Equity in earnings/(loss) from affiliates	(516)
Total	$(44,057)

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021
The following tables present a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of investments for which the Company has utilized Level 3 inputs to determine fair value.

Asset Class	Fair Value at June 30, 2021 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
			Yield	1.62% - 10.00% (3.42%)
Residential Mortgage Loans	$982,331	Discounted Cash Flow	Projected Collateral Prepayments	4.41% - 37.62% (14.40%)
			Projected Collateral Losses	0.05% - 4.65% (0.96%)
			Projected Collateral Severities	-15.61% - 26.81% (11.99%)
	$5,684	Consensus Pricing	Offered Quotes	85.67 - 113.14 (104.07)
	$40,363	Recent Transaction	Cost	N/A
			Yield	8.37% - 8.37% (8.37%)
Non-Agency RMBS	$1,183	Discounted Cash Flow	Projected Collateral Prepayments	5.41% - 5.41% (5.41%)
			Projected Collateral Losses	2.92% - 2.92% (2.92%)
			Projected Collateral Severities	-30.09% - -30.09% (-30.09%)
			Yield	10.12% - 30.06% (13.28%)
Commercial Loans	$62,279	Discounted Cash Flow	Credit Spread	901 bps - 2,568 bps (1,185 bps)
			Recovery Percentage (2)	100.00% - 100.00% (100.00%)
			Loan-to-Value	48.10% - 92.70% (73.46%)
Excess Mortgage Servicing Rights		Discounted Cash Flow	Yield	9.00% - 9.70% (9.09%)
	$2,521		Projected Collateral Prepayments	10.97% - 16.00% (12.06%)
	$87	Consensus Pricing	Offered Quotes	0.30 - 0.30 (0.30)
AG Arc	$50,862	Comparable Multiple	Book Value Multiple	1.06x - 1.06x (1.06x)

Liability Class	Fair Value at June 30, 2021 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
			Yield	0.98% - 5.00% (2.04%)
Securitized debt	$(482,533)	Discounted Cash Flow	Projected Collateral Prepayments	5.44% - 11.03% (8.65%)
			Projected Collateral Losses	0.36% - 3.27% (1.42%)
			Projected Collateral Severities	8.49% - 16.97% (12.33%)
(1) Amounts are weighted based on fair value.
(2) Represents the proportion of the principal expected to be collected relative to the loan balances as of June 30, 2021.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021
6. Financing arrangements

The following table presents a summary of the Company's financing arrangements as of June 30, 2021 and December 31, 2020 ($ in thousands).

	June 30, 2021						December 31, 2020
			Weighted Average		Collateral (1)(2)(3)
	Carrying Value	Stated Maturity	Funding Cost	Life (Years)	Amortized Cost Basis	Fair Value	Carrying Value
Repurchase Agreements
Residential Mortgage Loans (4)(5)	$408,656	Sept 2021 - Jan 2022	2.56%	0.53	$491,795	$502,956	$25,590
Agency RMBS (6)	752,723	July 2021	0.10%	0.04	694,925	794,643	435,893
Non-Agency RMBS	1,621	July 2021 - Oct 2021	1.97%	0.08	3,091	3,454	14,550
CMBS	18,518	July 2021	1.59%	0.02	35,452	31,614	24,881
Total Repurchase Agreements	$1,181,518		0.98%	0.21	$1,225,263	$1,332,667	$500,914

Revolving Facilities
Commercial Loans (7)(8)(9)	$25,950	Aug 2023	3.16%	2.11	$50,663	$43,870	$63,133
Total Financing Arrangements	$1,207,468		1.03%	0.25	$1,275,926	$1,376,537	$564,047
(1)The Company also had $0.3 million of cash pledged under repurchase agreements as of June 30, 2021.
(2)Under the terms of the Company’s financing agreements, the Company's financing counterparties may, in certain cases, sell or re-hypothecate the pledged collateral.
(3)Amounts pledged as collateral under Residential Mortgage Loans include certain of the Company's retained interests in securitizations. Refer to Note 3 for more information on the Residential Loan VIEs.
(4)The Company's Residential Mortgage Loan financing arrangements include a maximum uncommitted borrowing capacity of $800 million on facilities used to finance Non-QM Loans. Subsequent to quarter end, the Company amended certain financing arrangements to increase the maximum uncommitted borrowing capacity used to finance Non-QM Loans by $300 million.
(5)The funding cost includes deferred financing costs. The stated rate on the Residential Mortgage Loans repurchase agreements was 2.53% as of June 30, 2021.
(6)As of June 30, 2021, repurchase agreements on Agency RMBS includes repurchase agreements and collateral on unsettled Agency RMBS sales.
(7)The revolving facility is interest only until maturity.
(8)The funding cost includes deferred financing costs. The stated rate on the Commercial Loans revolving facility was 2.11% as of June 30, 2021.
(9)The Company's commercial loan revolving facility includes a maximum uncommitted borrowing capacity of $100 million.

The following table presents contractual maturity information about the Company's borrowings under repurchase agreements and revolving facilities as of June 30, 2021 ($ in thousands).

	Within 30 Days	Over 30 Days to 3 Months	Over 3 Months to 12 Months	Over 12 Months	Total
Repurchase Agreements
Residential Mortgage Loans	$—	$42,158	$366,498	$—	$408,656
Agency RMBS	752,723	—	—	—	752,723
Non-Agency RMBS	1,282	—	339	—	1,621
CMBS	18,518	—	—	—	18,518
Total Repurchase Agreements	$772,523	$42,158	$366,837	$—	$1,181,518

Revolving Facilities
Commercial Loans	$—	$—	$—	$25,950	$25,950

Total Financing Arrangements	$772,523	$42,158	$366,837	$25,950	$1,207,468

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021
Counterparties

The Company had exposure to five counterparties as of June 30, 2021 and December 31, 2020.

The following tables present information as of June 30, 2021 and December 31, 2020 with respect to each counterparty that provides the Company with financing for which the Company had greater than 5% of its stockholders’ equity at risk, excluding stockholders’ equity at risk under financing through affiliated entities ($ in thousands).

June 30, 2021
Counterparty	Stockholders’ Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders’ Equity
Barclays Capital Inc.	$105,759	103	22.7%

December 31, 2020
Counterparty	Stockholders’ Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders’ Equity
BofA Securities, Inc.	$28,091	19	6.9%
Credit Suisse AG, Cayman Islands Branch	26,305	35	6.4%
Barclays Capital Inc.	24,890	15	6.1%

Financial Covenants

The Company’s financing arrangements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each financing arrangement, typical supplemental terms include requirements of minimum equity and liquidity, leverage ratios, and performance triggers. In addition, some of the financing arrangements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that the Company fails to comply with the covenants contained in these financing arrangements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the associated agreement. Financings pursuant to repurchase agreements and revolving facilities are generally recourse to the Company. As of June 30, 2021, the Company is in compliance with all of its financial covenants.

7. Other assets and liabilities

The following table details certain information related to the Company's "Other assets" and "Other liabilities" line items on its consolidated balance sheet as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Other assets
Interest receivable	$6,525	$2,962
Derivative assets, at fair value	89	—
Other assets	3,703	5,538
Due from broker	1,816	907
Total Other assets	$12,133	$9,407

Other liabilities
Interest payable	$976	$853
Derivative liabilities, at fair value	310	68
Due to affiliates (1)	3,326	14,041
Accrued expenses	2,266	2,521
Due to broker	2,140	1,272
Total Other liabilities	$9,018	$18,755
(1)Refer to Note 10 for more information.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021

Derivatives

The following table presents the fair value of the Company's derivatives and other instruments and their balance sheet location as of June 30, 2021 and December 31, 2020 (in thousands).

Derivatives and Other Instruments (1)	Designation	Balance Sheet Location	June 30, 2021	December 31, 2020
Pay Fix/Receive Float Interest Rate Swap Agreements (1)	Non-Hedge	Other liabilities	$(289)	$(68)
TBAs	Non-Hedge	Other assets	89	—
TBAs	Non-Hedge	Other liabilities	(21)	—
(1)As of June 30, 2021, the Company applied a reduction in fair value of $13.3 million and $1.0 million to its interest rate swap assets and liabilities, respectively, related to variation margin with a corresponding increase or decrease in restricted cash, respectively. As of December 31, 2020, the Company applied a reduction in fair value of $1.4 million and $0.2 million to its interest rate swap assets and liabilities, respectively, related to variation margin with a corresponding increase or decrease in restricted cash, respectively.

The following table summarizes information related to derivatives and other instruments (in thousands):

Notional amount of non-hedge derivatives and other instruments:	Notional Currency	June 30, 2021	December 31, 2020
Pay Fix/Receive Float Interest Rate Swap Agreements	USD	$806,000	$417,000
Short TBAs	USD	(130,000)	—
Short positions on British Pound Futures (1)	GBP	—	3,313
(1)Each British Pound Future contract embodies £62,500 of notional value.

The following table summarizes gains/(losses) related to derivatives and other instruments (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Included within Unrealized gain/(loss), net
Interest Rate Swaps	$(15,865)	$—	$12,555	$(11,588)
Swaptions	—	(5)	—	(697)
British Pound Futures	—	239	64	186
Euro Futures	—	(28)	—	20
TBAs	67	(392)	67	—
	(15,798)	(186)	12,686	(12,079)

Included within Net realized gain/(loss)
Interest Rate Swaps	897	—	897	(65,368)
Swaptions	—	—	—	(1,386)
British Pound Futures	—	(150)	(165)	514
Euro Futures	—	66	—	68
TBAs	—	392	—	4,610
	897	308	732	(61,562)
Total income/(loss)	$(14,901)	$122	$13,418	$(73,641)

Derivative and other instruments eligible for offset are presented gross on the consolidated balance sheets as of June 30, 2021 and December 31, 2020, if applicable. The Company has not offset or netted any derivatives or other instruments with any financial instruments or cash collateral posted or received.

The Company must post cash or securities as collateral on its derivative instruments when their fair value declines. This typically occurs when prevailing market rates change adversely, with the severity of the change also dependent on the term of

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021
the derivatives involved. The posting of collateral is generally bilateral, meaning that if the fair value of the Company’s derivatives increases, its counterparty will post collateral to it. As of June 30, 2021, the Company's restricted cash balance included $21.9 million of collateral related to certain derivatives, of which $9.6 million represents cash collateral posted by the Company and $12.3 million represents amounts related to variation margin. As of December 31, 2020, the Company's restricted cash balance included $10.8 million of collateral related to certain derivatives, of which $9.7 million represents cash collateral posted by the Company and $1.1 million represents amounts related to variation margin.

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

As of June 30, 2021, the Company’s interest rate swap positions consisted of pay-fixed interest rate swaps. The following table presents information about the Company’s interest rate swaps as of June 30, 2021 ($ in thousands):

Maturity	Notional Amount	Weighted Average Pay-Fixed Rate	Weighted Average Receive-Variable Rate	Weighted Average Years to Maturity
2025	$296,000	0.39%	0.18%	4.26
2026	202,000	0.76%	0.16%	4.75
2028	95,000	1.02%	0.16%	6.62
2030	86,000	0.76%	0.17%	9.27
2031	112,000	1.23%	0.17%	9.59
2051	15,000	1.96%	0.19%	29.80
Total/Wtd Avg	$806,000	0.74%	0.17%	6.41

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021
TBAs

The Company did not hold any TBA positions for the three months ended June 30, 2020. The following tables present information about the Company’s TBAs for the three months ended June 30, 2021 and the six months ended June 30, 2021 and June 30, 2020 (in thousands):

				For the Three Months Ended:
		Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Net Notional Amount	Net Fair Value as of Period End	Net Receivable/(Payable) from/to Broker	Derivative Asset	Derivative Liability
June 30, 2021	TBAs - Short	$—	$—	$(130,000)	$(130,000)	$(134,171)	$134,239	$89	$(21)

				For the Six Months Ended:
		Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Net Notional Amount	Net Fair Value as of Period End	Net Receivable/(Payable) from/to Broker	Derivative Asset	Derivative Liability
June 30, 2021	TBAs - Short	$—	$—	$(130,000)	$(130,000)	$(134,171)	$134,239	$89	$(21)
June 30, 2020	TBAs - Long	—	728,000	(728,000)	—	—	—	—	—

8. Earnings per share

Following the close of business on July 22, 2021, the Company effected a one-for-three reverse stock split of its outstanding shares of common stock. All per share amounts and common shares outstanding for all periods presented in the unaudited consolidated financial statements have been adjusted on a retroactive basis to reflect the Company’s one-for-three reverse stock split. Refer to Note 2 and Note 11 for additional information.

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share for the three and six months ended June 30, 2021 and 2020.

(in thousands, except per share data)	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Numerator:
Net Income/(Loss) from Continuing Operations	$15,493	$2,700	$58,742	$(482,317)
Gain on Exchange Offers, net (Note 11)	114	—	472	—
Dividends on preferred stock	(4,689)	(5,667)	(9,613)	(11,334)
Net income/(loss) from continuing operations available to common stockholders	$10,918	$(2,967)	$49,601	$(493,651)
Net Income/(Loss) from Discontinued Operations	—	361	—	361
Net income/(loss) available to common stockholders	$10,918	$(2,606)	$49,601	$(493,290)

Denominator:
Basic weighted average common shares outstanding	15,595	10,953	14,860	10,935
Diluted weighted average common shares outstanding (1)	15,595	10,953	14,860	10,935

Earnings/(Loss) Per Share - Basic (2)
Continuing Operations	$0.70	$(0.27)	$3.34	$(45.14)
Discontinued Operations	—	0.03	—	0.03
Total Earnings/(Loss) Per Share of Common Stock (2)	$0.70	$(0.24)	$3.34	$(45.11)

Earnings/(Loss) Per Share - Diluted (2)
Continuing Operations	$0.70	$(0.27)	$3.34	$(45.14)
Discontinued Operations	—	0.03	—	0.03
Total Earnings/(Loss) Per Share of Common Stock (2)	$0.70	$(0.24)	$3.34	$(45.11)

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021
(1) Manager restricted stock units of 5.5 thousand and 5.8 thousand were excluded from the computation of diluted earnings per share because its effect would be anti-dilutive for the three and six months ended June 30, 2020, respectively.

Restricted stock units issued to the Manager do not entitle the participant the rights of a shareholder of the Company’s common stock, such as dividend and voting rights, until shares are issued in settlement of the vested units. The restricted stock units are not considered to be participating shares. The dilutive effects of the restricted stock units are only included in diluted weighted average common shares outstanding. The Company had no unvested restricted stock units as of June 30, 2021 and December 31, 2020, respectively.

The following table details the Company's common stock dividends declared during the six months ended June 30, 2021:

2021
Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
3/22/2021	4/1/2021	4/30/2021	$0.18
6/15/2021	6/30/2021	7/30/2021	0.21
Total			$0.39

The Company did not declare any common stock dividends during the three and six months ended June 30, 2020.

The following tables detail the Company's preferred stock dividends declared and paid during the six months ended June 30, 2021 and 2020:

2021			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	8.25% Series A	8.00% Series B	8.000% Series C
2/16/2021	2/26/2021	3/17/2021	$0.51563	$0.50	$0.50
5/17/2021	5/28/2021	6/17/2021	0.51563	0.50	0.50
Total			$1.03126	$1.00	$1.00

2020			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	8.25% Series A	8.00% Series B	8.000% Series C
2/14/2020	2/28/2020	3/17/2020	$0.51563	$0.50	$0.50

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

Excise tax represents a four percent tax on the required amount of the Company’s ordinary income and net capital gains not distributed during the year. The expense is calculated in accordance with applicable tax regulations. For the three and six months ended June 30, 2021, as well as the three months ended June 30, 2020, the Company did not record any excise tax expense. For the six months ended June 30, 2020, the Company recorded excise tax expense of $(0.8) million. The reversal of the previously accrued excise tax expense during the six months ended June 30, 2020 was a result of losses resulting from market conditions associated with the COVID-19 pandemic.

The Company files tax returns in several U.S jurisdictions. There are no ongoing U.S. federal, state or local tax examinations related to the Company.

Based on its analysis of any potential uncertain income tax positions, the Company concluded it did not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of June 30, 2021. The Company’s federal income tax returns for the last three tax years are open to examination by the Internal Revenue Service. In the event that the Company incurs income tax related interest and penalties, its policy is to classify them as a component of provision for income taxes.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021
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

For the three and six months ended June 30, 2021, the Company incurred management fees of approximately $1.7 million and $3.3 million, respectively. For the three and six months ended June 30, 2020, the Company incurred management fees of approximately $1.7 million and $3.8 million, respectively. As of June 30, 2021 and December 31, 2020, the Company recorded management fees payable of $1.7 million and $1.7 million, respectively.

On April 6, 2020, the Company and the Manager executed an amendment to the management agreement pursuant to which the Manager agreed to defer the Company's payment of the management fee effective the first quarter of 2020 through September 30, 2020.

On September 24, 2020, the Company and the Manager executed another amendment (the "Second Management Agreement Amendment") to the management agreement, pursuant to which the Manager agreed to receive a portion of the deferred base management fee in shares of common stock. Pursuant to the Second Management Agreement Amendment, the Manager agreed to purchase (i) 405,123 shares of common stock in full satisfaction of the deferred base management fee of $3.8 million payable by the Company in respect to the first and second quarters of 2020 and (ii) 51,500 shares of common stock in satisfaction of $0.5 million of the base management fee payable by the Company in respect to the third quarter of 2020. The shares of common stock issued to the Manager were valued at $9.45 per share based on the midpoint of the estimated range of the Company’s book value per share as of August 31, 2020. The remaining third quarter 2020 management fee was paid in the normal course of business.

Termination fee

Upon the occurrence of (i) the Company’s termination of the management agreement without cause or (ii) the Manager’s termination of the management agreement upon a breach by the Company of any material term of the management agreement, the Manager will be entitled to a termination fee equal to three times the average annual management fee during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter. As of June 30, 2021 and December 31, 2020, no event of termination of the management agreement had occurred.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021
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

Of the $4.9 million and $8.8 million of Other operating expenses for the three and six months ended June 30, 2021, respectively, the Company has incurred $1.1 million and $2.7 million, respectively, representing a reimbursement of expenses. Of the $4.6 million and $5.5 million of Other operating expenses for the three and six months ended June 30, 2020, respectively, the Company has incurred $1.9 million and $3.9 million, respectively, representing a reimbursement of expenses.

As of June 30, 2021 and December 31, 2020, the Company recorded a reimbursement payable to the Manager of $1.5 million and $1.8 million, respectively. For the year ended December 31, 2021, the Manager agreed to waive its right to receive expense reimbursements of $0.8 million.

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

Restricted stock grants

Equity Incentive Plans

Effective on April 15, 2020 upon the approval of the Company's stockholders at its 2020 annual meeting of stockholders, the 2020 Equity Incentive Plan provides for a maximum of 666,666 shares of common stock to be issued. The maximum number of shares of common stock granted during a single fiscal year to any non-employee director, taken together with any cash fees paid to such non-employee director during any fiscal year, shall not exceed $300,000 in total value (calculating the value of any such awards based on the grant date fair value). As of June 30, 2021, 612,676 shares of common stock were available to be awarded under the 2020 Equity Incentive Plan.

Since its IPO, the Company has granted an aggregate of 35,264 and 53,990 shares of restricted common stock to its independent directors under its equity incentive plan dated July 6, 2011 and its 2020 Equity Incentive Plan, respectively. As of June 30, 2021, all shares of restricted common stock granted to its independent directors have vested.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021

Manager Equity Incentive Plans

Following approval of the Company's stockholders at its 2021 annual meeting of stockholders, the AG Mortgage Investment Trust, Inc. 2021 Manager Equity Incentive Plan (the "2021 Manager Plan") became effective on April 7, 2021 and provides for a maximum of 573,425 shares of common stock to be issued to the Manager. As of June 30, 2021, there were no shares or awards issued under the 2021 Manager Plan.

The AG Mortgage Investment Trust, Inc. Manager Equity Incentive Plan became effective on July 6, 2011 (the "2011 Manager Plan"). Since its IPO, the Company has issued 13,416 shares of restricted common stock and 40,000 restricted stock units to its Manager under the 2011 Manager Plan. Upon the adoption of the 2020 Equity Incentive Plan on April 15, 2020, the Company was no longer permitted to issue any shares of our common stock under the 2011 Manager Plan. As of July 1, 2020, all shares of restricted common stock and restricted stock units granted to its Manager under the 2011 Manager Plan fully vested.

Director compensation

Beginning January 1, 2021, the annual base director's fee for each independent director decreased from $160,000 to $150,000, $70,000 of which is payable on a quarterly basis in cash and $80,000 of which is payable on a quarterly basis in shares of restricted common stock. The number of shares of restricted common stock to be issued each quarter to each independent director is determined based on the average of the high and low prices of the Company’s common stock on the New York Stock Exchange on the last trading day of each fiscal quarter. To the extent that any fractional shares would otherwise be issuable and payable to each independent director, a cash payment is made to each independent director in lieu of any fractional shares. All directors’ fees are paid pro rata (and restricted stock grants determined) on a quarterly basis in arrears, and shares issued are fully vested and non-forfeitable. These shares may not be sold or transferred by such director during the time of his service as an independent member of the Company’s board. As of June 30, 2021, the Company's Board of Directors consisted of four independent directors.

Pursuant to the Forbearance Agreement previously discussed, the Company, among other things, agreed to compensate its independent directors solely with common stock for the quarter ended March 31, 2020.

Investments in debt and equity of affiliates

The Company invests in credit sensitive residential assets through affiliated entities which hold an ownership interest in the assets. The Company is one investor, amongst other investors managed by affiliates of Angelo Gordon, in such entities and has applied the equity method of accounting for such investments. See Note 2 for the gross fair value of the Company's share of these investments as of June 30, 2021 and December 31, 2020 and the net income/(loss) generated by these investments for the three and six months ended June 30, 2021 and 2020.

The Company’s investment in AG Arc is reflected within the "Investments in debt and equity of affiliates" line item on its consolidated balance sheets. The Company has an approximate 44.6% interest in AG Arc. See Note 2 for the fair value of AG Arc as of June 30, 2021 and December 31, 2020.

Arc Home may sell loans to the Company, to third parties, or to affiliates of the Manager. Arc Home may also enter into agreements with us, third parties, or affiliates of the Manager to sell rights to receive the excess servicing spread related to MSRs that it either purchases from third parties or originates. The Company, directly or through its subsidiaries, has entered into agreements with Arc Home to purchase rights to receive the excess servicing spread related to certain of Arc Home's MSRs. As of June 30, 2021 and December 31, 2020, these Excess MSRs had a fair value of approximately $2.9 million and $3.5 million, respectively. See below "Transactions with affiliates" for details regarding the sale of a portion of the Company's Excess MSRs during the third quarter of 2020. In July 2021, subsequent to quarter end, the Company sold the remaining Excess MSR portfolio to Arc Home. Arc Home subsequently sold the MSR portfolio to a third-party.

On April 3, 2020, the Company, alongside private funds under the management of Angelo Gordon, restructured its financing arrangements in MATT ("Restructured Financing Arrangement"). The Restructured Financing Arrangement required all principal and interest on the underlying assets in MATT to be used to pay down principal and interest on the outstanding financing arrangement. As of April 3, 2020, the Restructured Financing Arrangement did not have mark-to-market margin calls and was non-recourse to the Company. The Restructured Financing Arrangement provided for a termination date of October 1, 2021. At the earlier of the termination date or the securitization or sale by the Company of the remaining assets subject to the Restructured Financing Arrangement, the financing counterparty (which is a non-affiliate) was entitled to 35% of the remaining

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021
equity in the assets. The Company evaluated this restructuring and concluded it was an extinguishment of debt. MATT chose to make a fair value election on this financing arrangement and the Company treated this arrangement consistently with this election.

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

Transactions with affiliates

In connection with the Company’s investments in residential mortgage loans, residential mortgage loans in securitized form which are issued by an entity in which the Company holds an equity interest in and which are held alongside other private funds under the management of Angelo Gordon (the "Re/Non-Performing Loans") and Non-QM Loans, the Company engages asset managers to provide advisory, consultation, asset management and other services. Beginning in November 2015, the Company also engaged Red Creek Asset Management LLC ("Asset Manager"), a related party of the Manager and direct subsidiary of Angelo Gordon, as the asset manager for certain of its Re/Non-Performing Loans. Beginning in September 2019, the Company engaged the Asset Manager as the asset manager for its Non-QM Loans. The Company pays the Asset Manager separate arm’s-length asset management fees as assessed and confirmed periodically by a third-party valuation firm for its Re/Non-Performing Loans and Non-QM Loans. In the third quarter of 2019, the third-party assessment of asset management fees resulted in the Company updating the fee amount for its Re/Non-Performing Loans. The Company also utilized the third-party valuation firm to establish the fee level for Non-QM Loans in the third quarter of 2019. The fees paid by the Company to the Asset Manager totaled $0.6 million and $1.1 million for the three and six months ended June 30, 2021, respectively. The fees paid by the Company to the Asset Manager totaled $0.3 million for the six months ended June 30, 2020. For the three and six months ended June 30, 2020, the Company deferred $0.3 million and $0.4 million, respectively, of fees owed to the Asset Manager and continued to defer fees through September 30, 2020.

During 2020, Arc Home began selling Non-QM Loans to a private fund under the management of Angelo Gordon. Arc Home sold Non-QM Loans with an unpaid principal balance of $191.7 million and $268.6 million to this affiliate of the Manager during the three and six months ended June 30, 2021, respectively.

For the three and six months ended June 30, 2021, Arc Home sold Non-QM Loans with an unpaid principal balance of $192.8 million and $250.5 million to the Company, respectively.

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
June 30, 2021
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

In April 2021, in accordance with the Company’s Affiliated Transactions Policy, the Company sold certain CMBS to affiliates of the Manager (the "April 2021 Acquiring Affiliates"). As of the date of the transaction, the CMBS sold to the April 2021 Acquiring Affiliates had a total fair value of $16.8 million. Pricing was based on valuations prepared by third-party pricing vendors in accordance with the Company's policy. The third-party pricing vendors allowed the Company to confirm third-party market pricing and best execution.

In May 2021, the Company, alongside private funds under the management of Angelo Gordon, participated through its unconsolidated ownership interest in MATT in a rated Non-QM Loan securitization, in which Non-QM Loans with a fair value of $171.4 million were securitized. Certain senior tranches in the securitization were sold to third parties with the Company and private funds under the management of Angelo Gordon retaining the subordinate tranches, which had a fair value of $25.7 million as of June 30, 2021. Subsequent to this transaction, MATT had securitized a majority of Non-QM Loans previously acquired and its remaining portfolio consisted primarily of the subordinate tranches retained from this securitization and past securitizations. During the current year, the Company has begun acquiring Non-QM Loans directly which are recorded in the "Residential mortgage loans, at fair value" line item on the consolidated balance sheets.

11. Equity

Reverse stock split

On July 12, 2021, the Company announced that its board of directors approved a one-for-three reverse stock split of its outstanding shares of common stock. The reverse stock split was effected following the close of business on July 22, 2021. At the Effective Time, every three issued and outstanding shares of the Company’s common stock were converted into one share of the Company’s common stock. No fractional shares were issued in connection with the reverse stock split. Instead, each stockholder holding fractional shares was entitled to receive, in lieu of such fractional shares, cash in an amount determined based on the closing price of the Company's common stock on the date of the Effective Time. As a result, the number of common shares outstanding was reduced from 48,510,978 immediately prior to the Effective Time to 16,170,312. The reverse stock split applied to all of the Company's outstanding shares of common stock and did not affect any stockholder’s ownership percentage of shares of the Company's common stock, except for immaterial changes resulting from the payment of cash for fractional shares. There was no change in the Company's authorized capital stock or par value of each share of common stock as a result of the reverse stock split. All per share amounts and common shares outstanding for all periods presented in the unaudited consolidated financial statements have been adjusted on a retroactive basis to reflect the Company's one-for-three reverse stock split.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021

Stock repurchase programs

On November 3, 2015, the Company’s Board of Directors authorized a stock repurchase program ("Repurchase Program") to repurchase up to $25.0 million of the Company's outstanding common stock. Such authorization does not have an expiration date. As part of the Repurchase Program, shares may be purchased in open market transactions, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. Open market repurchases will be made in accordance with Exchange Act Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of open market stock repurchases. Subject to applicable securities laws, the timing, manner, price and amount of any repurchases of common stock under the Repurchase Program may be determined by the Company in its discretion, using available cash resources. Shares of common stock repurchased by the Company under the Repurchase Program, if any, will be cancelled and, until reissued by the Company, will be deemed to be authorized but unissued shares of its common stock as required by Maryland law. The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice and the authorization does not obligate the Company to acquire any particular amount of common stock. The cost of the acquisition by the Company of shares of its own stock in excess of the aggregate par value of the shares first reduces additional paid-in capital, to the extent available, with any residual cost applied against retained earnings. No shares were repurchased under the Repurchase Program during the three and six months ended June 30, 2021 and 2020 and approximately $14.6 million of common stock remained authorized for future share repurchases under the Repurchase Program.

On February 22, 2021, the Company's Board of Directors authorized a stock repurchase program (the "Preferred Repurchase Program") pursuant to which the Company's Board of Directors granted a repurchase authorization to acquire shares of its Series A Preferred Stock, its Series B Preferred Stock, and its Series C Preferred Stock having an aggregate value of up to $20.0 million. No shares were repurchased under the Repurchase Program during the three and six months ended June 30, 2021.

Equity distribution agreements

On May 5, 2017, the Company entered into an equity distribution agreement with each of Credit Suisse Securities (USA) LLC and JMP Securities LLC (collectively, the "Sales Agents"), which the Company refers to as the "Equity Distribution Agreements," pursuant to which the Company may sell up to $100.0 million aggregate offering price of shares of its common stock from time to time through the Sales Agents under the Securities Act of 1933. For the three months ended June 30, 2021, the Company issued 0.2 million shares of common stock under the Equity Distribution Agreements for net proceeds of approximately $3.1 million. For the six months ended June 30, 2021, the Company sold 1.0 million shares of common stock under the Equity Distribution Agreements for net proceeds of approximately $13.1 million. For the three and six months ended June 30, 2020, the Company issued 0.3 million shares of common stock under the Equity Distribution Agreements for net proceeds of approximately $3.5 million. Since inception of the program, the Company has issued approximately 2.2 million shares of common stock under the Equity Distribution Agreements for gross proceeds of $48.3 million.

Shelf registration statement

On May 7, 2021, the Company filed a new shelf registration statement, registering up to $1.0 billion of its securities, including capital stock (the "2021 Registration Statement"). The 2021 Registration Statement became effective on May 26, 2021 and will expire on May 28, 2024. Upon effectiveness of the 2021 Registration Statement, the Company's previous registration statement filed in 2018 was terminated.

Preferred stock

The Company is authorized to designate and issue up to $50.0 million shares of preferred stock, par value $0.01 per share, in one or more classes or series. As of June 30, 2021, there were 1.7 million, 3.7 million, and 3.7 million of Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock, respectively, issued and outstanding. As of December 31, 2020, there were 1.8 million, 4.2 million, and 3.9 million of Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock, respectively, issued and outstanding.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021
The following table includes a summary of preferred stock issued and outstanding as of June 30, 2021 ($ and shares in thousands):

Preferred Stock Series	Issuance Date	Shares Outstanding	Carrying Value	Aggregate Liquidation Preference (1)	Optional Redemption Date (2)	Rate (3)(4)
Series A Preferred Stock	August 3, 2012	1,663	$40,110	$41,580	August 3, 2017	8.25%
Series B Preferred Stock	September 27, 2012	3,728	90,187	93,191	September 17, 2017	8.00%
Series C Preferred Stock	September 17, 2019	3,729	90,175	93,220	September 17, 2024	8.000%
Total		9,120	$220,472	$227,991
(1)The Company's Preferred Stock has a liquidation preference of $25.00 per share.
(2)Shares have no stated maturity and are not subject to any sinking fund or mandatory redemption. Shares of the Company’s Preferred Stock are redeemable at $25.00 per share plus accumulated and unpaid dividends (whether or not declared) exclusively at the Company’s option. Shares of the Company's Series C Preferred Stock may be redeemable earlier than the optional redemption date under certain circumstances intended to preserve its qualification as a REIT for Federal income tax purposes.
(3)The initial dividend rate for the Series C Preferred Stock, from and including the date of original issue to, but not including, September 17, 2024, is 8.000% per annum of the $25.00 per share liquidation preference. On and after September 17, 2024, dividends on the Series C Preferred Stock will accumulate at a percentage of the $25.00 liquidation preference equal to an annual floating rate of the then three-month LIBOR plus a spread of 6.476% per annum.
(4)Dividends are payable quarterly in arrears on the 17th day of each March, June, September and December and holders are entitled to receive cumulative cash dividends at the respective state rate per annum before holders of common stock are entitled to receive any cash dividends.

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

Dividends

On March 27, 2020, the Company announced that its Board of Directors approved a suspension of the Company's quarterly dividends on its Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock, beginning with the preferred dividend that would have been declared in May 2020, as well as a suspension of the quarterly dividend on the Company's common stock, beginning with the dividend that normally would have been declared in March 2020, in order to conserve capital and improve its liquidity position during the market volatility due to the COVID-19 pandemic. Under the terms of the Company's charter governing its series of preferred stock, the Company cannot pay cash dividends with respect to its common stock if dividends on its preferred stock are in arrears.

On December 17, 2020, the Company paid its Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock dividends that were in arrears as well as the full dividends payable on the preferred stock for the fourth quarter of 2020 in the amount of $1.54689, $1.50, and $1.50 per share, respectively. On December 22, 2020, the Company's Board of Directors declared a dividend of $0.09 per common share for the fourth quarter 2020 which was paid on January 29, 2021 to shareholders of record at the close of business on December 31, 2020. During the first and second quarters of 2021, the Company declared its preferred and common dividends in ordinary course. Refer to Note 8 for more information on dividends declared during the period.

Exchange offers

On August 14, 2020, the Company announced the commencement of an offer to exchange newly issued shares of common stock for up to 250,470 shares of its Series A Preferred Stock, up to 556,600 shares of its Series B Preferred Stock, and up to

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021
556,600 shares of its Series C Preferred Stock. This offer had an expiration date of September 11, 2020. Based on the final count provided by the Exchange Agent, American Stock Transfer & Trust Company, LLC, a total of 42,820 shares of Series A Preferred Stock, 31,085 Series B Preferred Stock and 29,355 Series C Preferred Stock were validly tendered and not properly withdrawn prior to the expiration of the offer. The Company accepted all such 103,260 validly tendered shares of preferred stock, and issued in exchange a total of 172,100 shares of common stock in reliance upon the exemption from registration provided under Section 3(a)(9) of the Securities Act of 1933, as amended.

On September 30, 2020, the Company agreed to issue an aggregate of 1,226,544 shares of its common stock and agreed to pay aggregate cash consideration of $6.3 million in exchange for 210,662 shares of Series A Preferred Stock, 404,187 shares of Series B Preferred Stock, and 427,467 shares of Series C Preferred Stock, pursuant to a privately negotiated exchange agreement with existing holders of the preferred stock. After the transaction closed, the Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock exchanged pursuant to the exchange agreement were reclassified as authorized but unissued shares of preferred stock without designation as to class or series.

On October 2, 2020, the Company agreed to issue an aggregate of 300,000 shares of its common stock and agreed to pay aggregate cash consideration of $1.7 million in exchange for 260,000 shares of Series C Preferred Stock, pursuant to a privately negotiated exchange agreement with existing holders of the Series C Preferred Stock. After the transaction closed, the Series C Preferred Stock exchanged pursuant to the exchange agreement were reclassified as authorized but unissued shares of preferred stock without designation as to class or series.

On March 17, 2021, the Company agreed to issue an aggregate of 937,462 shares of its common stock in exchange for 153,325 shares of Series A Preferred Stock and 350,609 shares of Series B Preferred Stock, pursuant to a privately negotiated exchange agreement with existing holders of the preferred stock. After the transaction closed, the Series A Preferred Stock and Series B Preferred Stock exchanged pursuant to the exchange agreement were reclassified as authorized but unissued shares of preferred stock without designation as to class or series.

On June 14, 2021, the Company agreed to issue an aggregate of 429,802 shares of its common stock in exchange for 86,478 shares of Series B Preferred Stock and 154,383 shares of Series C Preferred Stock, pursuant to privately negotiated exchange agreements with certain existing holders of the preferred stock. After the transaction closed, the Series B Preferred Stock and Series C Preferred Stock exchanged pursuant to the exchange agreements were reclassified as authorized but unissued shares of preferred stock without designation as to class or series.

As of June 30, 2021, the Company had outstanding 1,663,193 shares of Series A Preferred Stock, 3,727,641 shares of Series B Preferred Stock, and 3,728,795 shares of Series C Preferred Stock.

Common stock issuance to the Manager

On September 24, 2020, the Company issued (i) 405,123 shares of common stock to the Manager in full satisfaction of the deferred base management fee of $3.8 million payable by the Company in respect to the first and second quarters of 2020 and (ii) 51,500 shares of common stock in satisfaction of $0.5 million of the base management fee payable by the Company in respect to the third quarter of 2020. The shares of Common Stock issued to the Manager were valued at $9.45 per share based on the midpoint of the estimated range of the Company’s book value per share as of August 31, 2020. The remaining third quarter management fee was paid in the normal course of business. Refer to Note 10 for more information on this transaction.

12. Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2021, other than as set forth below, the Company was not involved in any material legal proceedings.

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
June 30, 2021
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

The below table details the Company's outstanding commitments as of June 30, 2021 (in thousands):

Commitment type	Date of Commitment	Total Commitment	Funded Commitment	Remaining Commitment
Commercial loan K (a)	February 22, 2019	$20,000	$18,809	$1,191
LOTS (b)	Various	24,638	15,877	8,761
MATH (b)	January 29, 2021	22,295	—	22,295
Total		$66,933	$34,686	$32,247
(a)The Company entered into commitments on commercial loans relating to construction projects. See Note 3 for further details.
(b)Refer to Note 10 "Investments in debt and equity of affiliates" for more information regarding LOTS and MATH.

13. Subsequent Events

During July 2021, the Company sold its remaining CMBS portfolio for total proceeds of $33.7 million. A portion of the CMBS portfolio representing $17.6 million of total proceeds was sold at fair value to an affiliate of the Manager and was executed in accordance with the Company’s Affiliated Transactions Policy.

Subsequent to quarter end, the Company purchased $86.1 million of Non-QM Loans, inclusive of $58.5 million which were purchased from Arc Home.

During July 2021, the Company agreed to purchase a pool of residential mortgage loans collateralized by GSE-eligible investment properties with an aggregate unpaid principal balance of $114.7 million. In connection with these acquisitions, the Company entered into a financing arrangement with a maximum uncommitted borrowing capacity of $500 million.

During July 2021, the Company amended its financing arrangements to increase the maximum uncommitted borrowing capacity to finance Non-QM Loans from $800 million to $1.1 billion.

On July 12, 2021, the Company announced that its board of directors approved a one-for-three reverse stock split of the Company's outstanding shares of common stock. The reverse stock split was effected following the close of business on July 22, 2021. Refer to Note 2 and Note 11 for additional information.

In July 2021, the Company, alongside private funds under the management of Angelo Gordon, sold its remaining Excess MSR portfolio to Arc Home. Arc Home subsequently sold the MSR portfolio to a third-party.

On July 30, 2021, the Company announced that its Board of Directors has declared third quarter 2021 preferred stock dividends on its Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock in the amount of $0.51563, $0.50 and $0.50 per share, respectively. The dividends will be paid on September 17, 2021 to holders of record on August 31, 2021.

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

These forward-looking statements are based upon information presently available to our management and are inherently subjective, uncertain and subject to change. There can be no assurance that actual results will not differ materially from our expectations. Some, but not all, of the factors that might cause such a difference include, without limitation:

•the uncertainty and economic impact of the COVID-19 pandemic (including the impact of of any significant variants) and of responsive measures implemented by various governmental authorities, businesses and other third parties, and the potential impact of COVID-19 on our personnel;
•changes in our business and investment strategy;
•our ability to predict and control costs;
•changes in interest rates and the fair value of our assets, including negative changes resulting in margin calls relating to the financing of our assets;
•changes in the yield curve;
•changes in prepayment rates on the loans we own or that underlie our investment securities;
•regulatory and structural changes in the residential loan market and its impact on non-agency mortgage markets;
•increased rates of default or delinquencies and/or decreased recovery rates on our assets;
•our ability to obtain and maintain financing arrangements on terms favorable to us or at all;
•whether the Company's legacy commercial loans will be resolved on the terms and within the timeframes anticipated;
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

Special Note Regarding COVID-19 Pandemic

The novel coronavirus ("COVID-19") pandemic has and may continue to cause significant disruption in the U.S. and world economies resulting in lost business revenues, significant increases in unemployment, changes in consumer behavior and significant reductions in liquidity and the fair value of many assets, including those in which we invest in. Beginning in mid-March 2020, the global pandemic associated with COVID-19 and the related economic conditions caused financial and mortgage-related asset markets to come under extreme duress, resulting in credit spread widening, a sharp decrease in interest rates and unprecedented illiquidity in repurchase agreement financing and MBS markets. The illiquidity was exacerbated by inadequate demand for MBS among primary dealers due to balance sheet constraints. Refer to the "Financing activities–Forbearance and Reinstatement Agreements" section below for further details related to the impact these economic conditions had on us.

Although market conditions have improved in quarters subsequent to March 2020, the full impact of COVID-19 (including the impact of any significant variants) on the mortgage REIT industry, credit markets, and, consequently, on our financial condition and results of operations for future periods remains uncertain. Future developments with respect to the COVID-19 pandemic, including among others, the emergence of new variants, the effectiveness and durability of current vaccines and government stimulus measures, could materially and adversely affect our business, operations, operating results, financial condition, liquidity, or capital levels.

Executive Summary

During the second quarter of 2021, we continued to focus our efforts on growing our portfolio of Residential Credit Investments, investing in residential mortgage loans with the intent to securitize these assets as market conditions permit. We completed two rated Non-QM securitizations and continued to purchase Non-QM Loans from both third-party originators as well as Arc Home. During the quarter, we sold Agency RMBS, Non-Agency RMBS, and Commercial Investments to continue reallocating capital to our Non-QM Loan portfolio. The information presented below provides a summary of investment and capital activity during the current quarter:

Investment Activity

•Purchased $446.2 million of Non-QM Loans, $197.5 million of which were purchased from Arc Home, a licensed mortgage originator we invest in alongside other Angelo Gordon funds;
◦During the quarter we entered into or amended certain financing arrangements to increase the maximum uncommitted borrowing capacity to $800 million to finance the acquisition of Non-QM Loans;
◦Subsequent to quarter end, we purchased an additional $86.1 million of Non-QM Loans, inclusive of $58.5 million which were purchased from Arc Home, while also increasing our maximum uncommitted borrowing capacity under certain financing arrangements to support our continued growth within the Non-QM Loan market;
•Net sold 30 Year Fixed Rate Agency RMBS, Non-Agency RMBS, and CMBS positions for total net proceeds of $244.2 million, of which $104.6 million is unsettled as of June 30, 2021;
◦Subsequent to quarter end, we sold our remaining CMBS portfolio for proceeds of $33.7 million;
•Participated in a rated securitization in which Non-QM Loans with a fair value of $223.9 million were securitized, converting financing from recourse financing with mark-to-market margin calls to non-recourse financing without mark-to-market margin calls; and
•Alongside private funds under the management of Angelo Gordon, participated through our unconsolidated ownership interest in MATT, in a rated Non-QM Loan securitization in which Non-QM Loans with a fair value of $171.4 million were securitized. Certain senior tranches in the securitization were sold to third parties with us and private funds under the management of Angelo Gordon retaining the subordinate tranches, which had a fair value of $25.7 million as of June 30, 2021. We have a 44.6% interest in the retained subordinate tranches. Subsequent to this transaction, MATT had securitized a majority of Non-QM Loans previously acquired and its remaining portfolio consisted primarily of the subordinate tranches retained from this securitization and past securitizations.

Capital Activity

•Utilized our ATM program to issue 0.2 million shares of common stock, raising net proceeds of approximately $3.1 million;
•Entered into a privately negotiated exchange offer with existing holders of the preferred stock, issuing 0.4 million shares of common stock in exchange for 0.2 million shares of preferred stock; and
•Implemented a reverse stock split primarily to decrease volatility in trading for our common stock. The reverse stock split was effective following the close of business on July 22, 2021 (the "Effective Time"). At the Effective Time, every three issued and outstanding shares of our common stock was converted into one share of common stock. No fractional shares were issued in connection with the reverse stock split. Instead, each stockholder holding fractional shares was entitled to receive, in lieu of such fractional shares, cash in an amount determined based on the closing price of our common stock on the date of the Effective Time.

Our company

We are a mortgage REIT that opportunistically invests in a diversified risk adjusted portfolio of Credit Investments and Agency RMBS. Our Credit Investments include Residential Investments and Commercial Investments. We are a Maryland corporation and are externally managed by our Manager, a wholly-owned subsidiary of Angelo Gordon, pursuant to a management agreement. Our Manager, pursuant to a delegation agreement dated as of June 29, 2011, has delegated to Angelo Gordon the overall responsibility of its day-to-day duties and obligations arising under the management agreement. We conduct our operations to qualify and be taxed as a real estate investment trust ("REIT"), for U.S. federal income tax purposes. Accordingly, we generally will not be subject to U.S. federal income taxes on our taxable income that we distribute currently to our stockholders as long as we maintain our intended qualification as a REIT, with the exception of our domestic taxable REIT subsidiaries ("TRS"). We also operate our business in a manner that permits us to maintain our exemption from registration under the Investment Company Act of 1940, as amended, or the Investment Company Act.

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

Market conditions

During the second quarter of 2021, the financial markets generally continued their recovery from the unprecedented dislocation caused by the COVID-19 pandemic and the resulting economic shutdown across much of the U.S. economy. We believe several factors have contributed to the momentum of the ongoing rise in risk asset prices, including, most recently, vaccination rates, reopening of businesses, demand for fixed income assets, and improving economic data. The Federal Reserve has also consistently signaled that it intends to maintain low interest rates for the foreseeable future. Home price indices continued to point to double-digit growth for national home prices, and in its April 2021 reading, the Case-Shiller index rose almost 15% year-over-year. We expect that the mortgage and consumer sectors will continue to benefit from the unemployment support, which some states are phasing out, and stimulus disbursements, which were included in the Bipartisan-Bicameral Omnibus COVID Relief Deal bill, which was passed by Congress in December 2020.

Non-QM Whole Loans and Securitizations: In the second quarter of 2021, loan originators shifted their monetization strategies away from broadly syndicated sales in favor of negotiated flow agreements and loan sales targeted towards much smaller audiences. In the securitization space, we observed over $5 billion of Non-QM transactions price, almost twice the volume observed in the first quarter. We expect volumes to continue at this pace throughout the year as rates in the Non-QM space have noticeably decreased over the course of this year. In general, the price of residential whole loans continued to remain high as aggregators accounted for the decreased cost of funds in securitization, new government stimulus packages, and the demand for Non-QM assets remains outsized compared to originators ability to reach pre-COVID volumes.

Agency RMBS: Nominal spreads on generic Agency RMBS versus benchmark rates continued to experience volatility in the second quarter 2021. Although there was continued positive momentum in April 2021, spreads began widening during the following two months. Continued strong bank demand and steady buying by the Federal Reserve remain broadly supportive of the sector, but the Federal Reserve has signaled that it is beginning to prepare for a reduction of its asset purchases in the future. Payups on specified pools also saw significant volatility during the second quarter 2021, initially falling sharply in response to market participants selling higher coupon pools and a slowing of collateralized mortgage obligation activity, then partially recovering late in the quarter as lower yields forced accounts to refocus on prepayment protection.

Non-Agency RMBS: Spread tightening for most securitized residential debt sectors extended through the second quarter supported by strong collateral fundamentals, sharply higher home prices, demand for yield, and the ongoing employment recovery. Spreads for most mortgage sub-asset classes narrowed to levels below February 2020 levels, including AAA tranches of re-performing and non-qualified mortgage securitizations and mezzanine Credit Risk Transfer ("CRT") tranches. Issuance of new RMBS rose 35% from the first quarter to over $40 billion, largely due to prime and agency-eligible issuance, which nearly doubled to $16.5 billion. Issuance of non-QM loans and CRT rose 36% to $6 billion and 20% to $6.7 billion, respectively. RMBS volume in the first half of 2021 totaled $70 billion and was around 11% higher than the same period in 2019 (comparison provided to 2019 as volumes in 2020 were impacted as a result of the COVID-19 pandemic).

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

Three Months Ended June 30, 2021 compared to the Three Months Ended June 30, 2020

The table below presents certain information from our consolidated statements of operations for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended
	June 30, 2021	June 30, 2020	Increase/(Decrease)
Statement of Operations Data:
Net Interest Income
Interest income	$14,228	$13,369	$859
Interest expense	5,294	8,613	(3,319)
Total Net Interest Income	8,934	4,756	4,178

Other Income/(Loss)
Net realized gain/(loss)	4,374	(91,609)	95,983
Net interest component of interest rate swaps	(1,573)	—	(1,573)
Unrealized gain/(loss), net	9,685	100,179	(90,494)
Other income/(loss), net	—	(155)	155
Total Other Income/(Loss)	12,486	8,415	4,071

Expenses
Management fee to affiliate	1,667	1,678	(11)
Other operating expenses	4,866	4,557	309
Restructuring related expenses	—	7,104	(7,104)
Servicing fees	672	566	106
Total Expenses	7,205	13,905	(6,700)

Income/(loss) before equity in earnings/(loss) from affiliates	14,215	(734)	14,949

Equity in earnings/(loss) from affiliates	1,278	3,434	(2,156)
Net Income/(Loss) from Continuing Operations	15,493	2,700	12,793
Net Income/(Loss) from Discontinued Operations	—	361	(361)
Net Income/(Loss)	15,493	3,061	12,432

Gain on Exchange Offers, net	114	—	114
Dividends on preferred stock	(4,689)	(5,667)	978

Net Income/(Loss) Available to Common Stockholders	$10,918	$(2,606)	$13,524

Interest income

Interest income is calculated using the effective interest method for our GAAP investment portfolio and calculated based on the actual coupon rate.

Interest income increased from June 30, 2020 to June 30, 2021 primarily due to an increase in the size of our portfolio. The weighted average amortized cost of our GAAP investment portfolio increased by $0.7 billion from $1.0 billion for the three months ended June 30, 2020 to $1.7 billion for the three months ended June 30, 2021. The increase was primarily driven by purchases of Non-QM Loans and Agency RMBS during the period. This increase was offset by a decrease in the weighted average yield of our GAAP investment portfolio by 1.82% from 5.14% for the three months ended June 30, 2020 to 3.32% for the three months ended June 30, 2021.

Interest expense

Interest expense is calculated based on the actual financing rate and the outstanding financing balance of our GAAP investment portfolio.

Interest expense decreased from June 30, 2020 to June 30, 2021 primarily due to a decrease in the weighted average financing rate on our GAAP investment portfolio during the period. The weighted average financing rate on our GAAP investment portfolio decreased by 4.44% from 6.25% for the three months ended June 30, 2020 to 1.81% for the three months ended June 30, 2021. This was offset by an increase in the weighted average financing balance on our GAAP investment portfolio during the period of $0.6 billion from $0.6 billion for the three months ended June 30, 2020 to $1.2 billion for the three months ended June 30, 2021. Additionally,

Net realized gain/(loss)

The following table presents a summary of Net realized gain/(loss) for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended
	June 30, 2021	June 30, 2020
Sales/Seizures of real estate securities	$(4,382)	$(36,288)
Sales of loans and loans transferred to or sold from Other assets	7,859	(55,798)
Settlement of derivatives and other instruments	897	477
Total Net realized gain/(loss)	$4,374	$(91,609)

Net interest component of interest rate swaps

Net interest component of interest rate swaps represents the net interest income received or expense paid on our interest rate swaps.

Net interest component of interest rate swaps decreased from June 30, 2020 to June 30, 2021. As of the June 30, 2021, we held an interest rate swap portfolio of $806.0 million of notional with a weighted average receive-variable rate of 0.17% and a weighted average pay-fix rate of 0.74%. We did not hold any interest rate swaps during the three months ended June 30, 2020.

Unrealized gain/(loss), net

The following table presents a summary of Unrealized gain/(loss), net for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended
	June 30, 2021	June 30, 2020
Real estate securities	$19,693	$48,924
Loans	6,823	60,708
Excess mortgage servicing rights	(176)	(888)
Derivatives	(15,798)	(186)
Securitized debt	(857)	(8,379)
Total Unrealized gain/(loss), net	$9,685	$100,179

Other income/(loss), net

Other income/(loss), net includes gains or losses on foreign currency pertaining to the effects of remeasuring the monetary assets and liabilities of our foreign investments into U.S. dollars using foreign currency exchange rates at the end of the reporting period. During the three months ended June 30, 2021, we did not hold any positions denominated in foreign currencies.

Management fee to affiliate

Our management fee is based upon a percentage of our Stockholders’ Equity. See the "Contractual obligations" section of this Item 2 for further detail on the calculation of our management fee and for the definition of Stockholders’ Equity. Management fees remained relatively flat from June 30, 2020 to June 30, 2021.

Other operating expenses

This amount is primarily comprised of professional fees, directors’ and officers’ ("D&O") insurance and directors’ fees, as well as certain expenses reimbursable to the Manager. We are required to reimburse our Manager or its affiliates for operating expenses incurred by our Manager or its affiliates on our behalf, including certain salary expenses and other expenses relating to legal, accounting, due diligence, and other services. Refer to the "Contractual obligations" section below for more detail on certain expenses reimbursable to the Manager. The following table presents a summary of expenses within Other operating expenses broken out between non-investment related expenses and investment related expenses for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended
	June 30, 2021	June 30, 2020
Non Investment Related Expenses
Affiliate expense reimbursement - Operating expenses (1)	$1,000	$1,697
Professional fees	480	648
D&O insurance	394	174
Directors' compensation	167	173
Equity based compensation to affiliate	—	75
Other	258	198
Total Non Investment Related Expenses	2,299	2,965

Investment Related Expenses
Affiliate expense reimbursement - Deal related expenses	48	162
Affiliate expense reimbursement - Transaction related expenses	80	—
Residential mortgage loan related expenses	642	887
Transaction related expenses and deal related performance fees (2)	1,805	373
Other	(8)	170
Total Investment Expenses	2,567	1,592
Total Other operating expenses	$4,866	$4,557
(1)For the year ended December 31, 2021, the Manager agreed to waive its right to receive expense reimbursements of $0.8 million. For the three months ended June 30, 2021, $0.2 million of the reduction in reimbursable expenses is included within the "Affiliated expense reimbursement - Operating expenses" line item above.
(2)The increase in Transaction related expenses and deal related performance fees from the three months ended June 30, 2020 to the three months ended June 30, 2021 is primarily a result of expenses incurred in relation to the settlement of the June 2021 securitization of Non-QM Loans.

Restructuring related expenses

Restructuring related expenses relate to legal and consulting fees primarily incurred in connection with executing the Forbearance Agreement and subsequent Reinstatement Agreement in 2020. Refer to the "Financing activities" section below for more information regarding the Forbearance Agreement and the Reinstatement Agreement.

Servicing fees

We incur servicing fee expenses in connection with the servicing of our Residential mortgage loans. As of June 30, 2021 and June 30, 2020, we owned Residential mortgage loans with a fair value of $1.0 billion and $379.8 million, respectively. This increase in the fair value of the Residential mortgage loans was a result of net purchases of Non-QM Loans in 2021. For the three months ended June 30, 2021 and 2020, our servicing fees increased as a result of these net purchases.

Equity in earnings/(loss) from affiliates

Equity in earnings/(loss) from affiliates represents our share of earnings and profits of investments held within affiliated entities. Substantially all of these investments are comprised of real estate securities, loans, and our investment in AG Arc. The below table reconciles the net income/(loss) to the "Equity in earnings/(loss) from affiliates" line item on our consolidated statements of operations (in thousands).

	Three Months Ended
	June 30, 2021	June 30, 2020
Non-QM Loans (1)	$1,275	$(8,115)
AG Arc (2)	(2,706)	9,510
Land Related Financing	540	473
Other	2,169	1,566
Equity in earnings/(loss) from affiliates	$1,278	$3,434
(1)The increase in earnings within MATT for the three months ended June 30, 2020 to the three months ended June 30, 2021 was the primarily the result of mark-to-market gains on the Non-QM Loan portfolio.
(2)The loss at AG Arc during the three months ended June 30, 2021 was primarily the result of losses on the fair value of the MSR portfolio held by Arc Home. The loss recognized by AG Arc also does not include our portion of gains recorded by Arc Home in connection with the sale of residential mortgage loans to us. For the three months ended June 30, 2021, we eliminated $1.4 million of intra-entity profits recognized by Arc Home and also decreased the cost basis of the underlying loans we purchased by the same amount. Refer to Note 2 to the "Notes to Consolidated Financial Statements (unaudited)" for more information on this accounting policy.

Gain on Exchange Offers, net

We completed a privately negotiated exchange offer during the three months ended June 30, 2021. As a result of the exchange offer, we exchanged 86,478 shares of our 8.00% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock") and 154,383 shares of our 8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock ("Series C Preferred Stock") for a total of 429,802 shares of common stock. We recognized a gain of $0.1 million in connection with the offer. Refer to the "Liquidity and capital resources" section below for more information on the exchange offer.

Six Months Ended June 30, 2021 compared to the Six Months Ended June 30, 2020

The table below presents certain information from our consolidated statements of operations for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended
	June 30, 2021	June 30, 2020	Increase/(Decrease)
Statement of Operations Data:
Net Interest Income
Interest income	$26,347	$53,637	$(27,290)
Interest expense	9,355	28,584	(19,229)
Total Net Interest Income	16,992	25,053	(8,061)

Other Income/(Loss)
Net realized gain/(loss)	336	(242,752)	243,088
Net interest component of interest rate swaps	(2,314)	923	(3,237)
Unrealized gain/(loss), net	29,534	(208,032)	237,566
Other income/(loss), net	37	1,497	(1,460)
Total Other Income/(Loss)	27,593	(448,364)	475,957

Expenses
Management fee to affiliate	3,321	3,827	(506)
Other operating expenses	8,849	5,487	3,362
Restructuring related expenses	—	8,604	(8,604)
Excise tax	—	(815)	815
Servicing fees	1,287	1,145	142
Total Expenses	13,457	18,248	(4,791)

Income/(loss) before equity in earnings/(loss) from affiliates	31,128	(441,559)	472,687

Equity in earnings/(loss) from affiliates	27,614	(40,758)	68,372
Net Income/(Loss) from Continuing Operations	58,742	(482,317)	541,059
Net Income/(Loss) from Discontinued Operations	—	361	(361)
Net Income/(Loss)	58,742	(481,956)	540,698

Gain on Exchange Offers, net	472	—	472
Dividends on preferred stock	(9,613)	(11,334)	1,721

Net Income/(Loss) Available to Common Stockholders	$49,601	$(493,290)	$542,891
Interest income

Interest income decreased from June 30, 2020 to June 30, 2021 primarily due to a decrease in the size of our portfolio. The weighted average amortized cost of our GAAP investment portfolio decreased by $0.7 billion from $2.3 billion for the six months ended June 30, 2020 to $1.6 billion for the six months ended June 30, 2021. The decrease was driven by sales and seizures which occurred primarily during the first and second quarters of 2020 due to market volatility caused by the COVID-19 pandemic.

Interest expense

Interest expense decreased from June 30, 2020 to June 30, 2021 primarily due to a decrease in the amount of financing on our GAAP investment portfolio during the period. The weighted average financing balance on our GAAP investment portfolio during the period decreased by $0.8 billion from $1.8 billion for the six months ended June 30, 2020 to $1.0 billion for the six months ended June 30, 2021. The decrease was driven by financing removed on sales and seizures which occurred primarily during the first and second quarters of 2020 due to market volatility caused by the COVID-19 pandemic. This was offset by a decrease in the weighted average financing rate on our GAAP investment portfolio of 1.34% from 3.20% for the six months ended June 30, 2020 to 1.86% for the six months ended June 30, 2021.

Net realized gain/(loss)

The following table presents a summary of Net realized gain/(loss) for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended
	June 30, 2021	June 30, 2020
Sales/Seizures of real estate securities	$(4,882)	$(122,593)
Sales of loans and loans transferred to or sold from Other assets	4,486	(58,765)
Settlement of derivatives and other instruments	732	(61,394)
Total Net realized gain/(loss)	$336	$(242,752)

Net interest component of interest rate swaps

We recognized losses on net interest component of interest rate swaps for the six months ended June 30, 2021 compared with gains for the six months June 30, 2020 primarily due to the difference in terms on the outstanding interest rate swaps during the periods coupled with our exiting our interest rate swap portfolio in the first quarter of 2020. As of the June 30, 2021, we held an interest rate swap portfolio of $806.0 million of notional with a weighted average receive-variable rate of 0.17% and a weighted average pay-fix rate of 0.74%.

Unrealized gain/(loss), net

The following table presents a summary of Unrealized gain/(loss), net for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended
	June 30, 2021	June 30, 2020
Real estate securities	$(4,266)	$(154,427)
Loans	24,124	(49,838)
Excess mortgage servicing rights	(108)	(3,524)
Derivatives	12,686	(12,079)
Securitized debt	(2,902)	11,836
Total Unrealized gain/(loss), net	$29,534	$(208,032)

Other income/(loss), net

During the six months ended June 30, 2020, the value of GBP relative to USD decreased, resulting in a gain on the liabilities held in foreign currencies. As of June 30, 2021, we did not hold any positions denominated in foreign currencies.

Management fee to affiliate

Management fees decreased from June 30, 2020 to June 30, 2021 primarily due to a decrease in our Stockholders' Equity as calculated pursuant to our Management Agreement.

Other operating expenses

The following table presents a summary of expenses within Other operating expenses broken out between non-investment related expenses and investment related expenses for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended
	June 30, 2021	June 30, 2020
Non Investment Related Expenses
Affiliate expense reimbursement - Operating expenses (1)	$2,250	$3,576
Professional fees	1,705	1,193
D&O insurance	788	348
Directors' compensation	335	391
Equity based compensation to affiliate	—	163
Other	414	427
Total Non Investment Related Expenses	5,492	6,098

Investment Related Expenses
Affiliate expense reimbursement - Deal related expenses	$329	$324
Affiliate expense reimbursement - Transaction related expenses	80	—
Residential mortgage loan related expenses	1,250	1,579
Transaction related expenses and deal related performance fees (2)	1,638	(2,846)
Other	60	332
Total Investment Expenses	3,357	(611)
Total Other operating expenses	$8,849	$5,487
(1)For the year ended December 31, 2021, the Manager agreed to waive its right to receive expense reimbursements of $0.8 million. For the six months ended June 30, 2021, $0.4 million of the reduction in reimbursable expenses is included within the "Affiliated expense reimbursement - Operating expenses" line item above.
(2)The increase in Transaction related expenses and deal related performance fees from the six months ended June 30, 2020 to the six months ended June 30, 2021 is the result of accrued deal related performance fees being reversed in the period ended March 31, 2020 due to a decline in the price of the related assets, as well as the seizure of such assets by financing counterparties, coupled with expenses incurred in relation to the settlement of the June 2021 securitization of Non-QM Loans in Q2 2021.

Restructuring related expenses

Restructuring related expenses relate to legal and consulting fees primarily incurred in connection with executing the Forbearance Agreement and subsequent Reinstatement Agreement in 2020. Refer to the "Financing activities" section below for more information regarding the Forbearance Agreement and the Reinstatement Agreement.

Excise tax

During the six months ended June 30, 2020, we reversed previously accrued excise taxes primarily as a result of losses associated with COVID-19. We did not record any excise taxes for the six months ended June 30, 2021.

Servicing fees

For the six months ended June 30, 2021 and 2020, our servicing fees increased as a result of net purchases of Non-QM Loans during 2021.

Equity in earnings/(loss) from affiliates

The below table reconciles the net income/(loss) to the "Equity in earnings/(loss) from affiliates" line item on our consolidated statements of operations (in thousands).

	Six Months Ended
	June 30, 2021	June 30, 2020
Non-QM Loans (1)	$15,921	$(34,844)
AG Arc (2)	3,634	(516)
Land Related Financing	1,250	1,137
Other	6,809	(6,535)
Equity in earnings/(loss) from affiliates	$27,614	$(40,758)
(1)The increase in earnings within MATT for the six months ended June 30, 2020 to the six months ended June 30, 2021 was the primarily the result of mark-to-market gains on the Non-QM Loan portfolio and related financing.
(2)The earnings at AG Arc during the six months ended June 30, 2021 were primarily the result of $4.4 million net income related to Arc Home's lending and servicing operations, offset by $(1.2) million related to changes in the fair value of the MSR portfolio held by Arc Home. The loss recognized by AG Arc also does not include our portion of gains recorded by Arc Home in connection with the sale of residential mortgage loans to us. For the six months ended June 30, 2021, we eliminated $1.9 million of intra-entity profits recognized by Arc Home and also decreased the cost basis of the underlying loans we purchased by the same amount. Refer to Note 2 to the "Notes to Consolidated Financial Statements (unaudited)" for more information on this accounting policy.

Gain on Exchange Offers, net

We completed two privately negotiated exchange offers during the six months ended June 30, 2021. As a result of the exchange offers, we exchanged 153,325 shares of our 8.25% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock"), 437,087 shares of our Series B Preferred Stock, and 154,383 shares of our Series C Preferred Stock for a total of 1,367,264 shares of common stock. We recognized a gain of $0.5 million in connection with the offers. Refer to the "Liquidity and capital resources" section below for more information on the exchange offers.

Book value and Adjusted book value per share

On July 12, 2021, we announced a one-for-three reverse stock split of our outstanding shares of common stock. The reverse stock split was effected following the close of business on July 22, 2021. All per share amounts and common shares outstanding for all periods presented have been adjusted on a retroactive basis to reflect the one-for-three reverse stock split.

Per share amounts for book value are calculated using all outstanding common shares in accordance with GAAP, including all vested shares issued to our Manager, and our independent directors under our equity incentive plans as of quarter-end. As of June 30, 2021, the net proceeds for the Series A Preferred Stock, Series B Preferred Stock, and our Series C Preferred Stock were $40.1 million, $90.2 million, and $90.2 million, respectively. As of June 30, 2021, the liquidation preference for the issued and outstanding Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock was $41.6 million, $93.2 million, and $93.2 million, respectively.

As of June 30, 2021 and December 31, 2020, our book value per common share calculated using stockholders’ equity less net proceeds on our preferred stock as the numerator was $15.18 and $12.40, respectively. As of June 30, 2021 and December 31, 2020, our adjusted book value per common share calculated using stockholders’ equity less the liquidation preference of our preferred stock as the numerator was $14.72 and $11.81, respectively

Presentation of investment, financing and hedging activities

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

The chart below sets forth the net interest margin and leverage ratio from our investment portfolio as of June 30, 2021 and June 30, 2020 and a reconciliation to our GAAP investment portfolio:

June 30, 2021
Weighted Average	GAAP Investment Portfolio	Investments in Debt and Equity of Affiliates	Investment Portfolio (a)
Yield	3.43%	16.55%	4.36%
Cost of Funds (b)	1.66%	3.11%	1.70%
Net Interest Margin	1.77%	13.44%	2.66%
Leverage Ratio (c)	3.4x	(d)	2.2x

June 30, 2020
Weighted Average	GAAP Investment Portfolio	Investments in Debt and Equity of Affiliates	Investment Portfolio (a)
Yield	5.55%	8.00%	6.52%
Cost of Funds (b)	3.34%	4.94%	3.86%
Net Interest Margin	2.21%	3.06%	2.66%
Leverage Ratio (c)	1.3x	(d)	0.8x
(a)Excludes net TBA position, if any.
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

As defined, Core Earnings include the net interest income and other income earned on our investments on a yield adjusted basis, including TBA dollar roll income or any other investment activity that may earn or pay net interest or its economic equivalent. One of our objectives is to generate net income from net interest margin on the portfolio, and management uses Core Earnings, as one of several metrics, to help measure our performance against this objective. Management believes that this non-GAAP measure, when considered with our GAAP financial statements, provides supplemental information useful for investors to help evaluate our financial performance. This metric, in conjunction with related GAAP measures, provides greater transparency into the information used by our management team in its financial and operational decision-making. Our presentation of Core Earnings may not be comparable to similarly-titled measures of other companies, who may use different calculations. This non-GAAP measure should not be considered a substitute for, or superior to, the financial measures calculated in accordance with GAAP. Our GAAP financial results and the reconciliations from these results should be carefully evaluated. Refer to the "Results of Operations" section above for a detailed discussion of our GAAP financial results.

A reconciliation of "Net Income/(loss) available to common stockholders" to Core Earnings for the three and six months ended June 30, 2021 and 2020 is set forth below (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net Income/(loss) available to common stockholders	$10,918	$(2,606)	$49,601	$(493,290)
Add (Deduct):
Net realized (gain)/loss	(4,374)	91,609	(336)	242,752
Unrealized (gain)/loss, net	(9,685)	(100,179)	(29,534)	208,032
Transaction related expenses and deal related performance fees (1)	2,024	572	2,012	(2,840)
Equity in (earnings)/loss from affiliates	(1,278)	(3,434)	(27,614)	40,758
Net interest income and expenses from equity method investments (2)(3)	2,539	11,233	9,861	12,466
Net (income)/loss from discontinued operations	—	(361)	—	(361)
Other (income)/loss, net	—	156	(14)	(1,493)
(Gains) from Exchange Offers, net	(114)	—	(472)	—
Drop income	—	—	—	322
Core Earnings	$30	$(3,010)	$3,504	$6,346

Core Earnings, per Diluted Share (4)	$—	$(0.27)	$0.24	$0.58
(1)For the three months ended June 30, 2021 and 2020, total transaction related expenses and deal related performance fees included $1.9 million and $0.4 million, respectively, recorded within the "Other operating expenses" line item and $0.1 million and $0.2 million, respectively, recorded within the "Interest expense" line item, which relates to the amortization of deferred financing costs. For the six months ended June 30, 2021 and 2020, total transaction related expenses and deal related performance fees included $1.7 million and $(2.8) million, respectively, recorded within the "Other operating expenses" line item and $0.3 million and a de minimis amount, respectively, recorded within the "Interest expense" line item, which relates to the amortization of deferred financing costs.
(2)For the three months ended June 30, 2021 and 2020, $(1.5) million or $(0.10) per share and $(0.4) million or $(0.04) per share, respectively; and for the six months ended June 30, 2021 and 2020, $1.1 million or $0.07 per share and $(5.0) million or $(0.46) per share, respectively, of realized and unrealized changes in the fair value of Arc Home's net mortgage servicing rights and corresponding derivatives net of taxes were excluded from Core Earnings per diluted share.
(3)Core income or loss recognized by AG Arc does not include our portion of gains recorded by Arc Home in connection with the sale of residential mortgage loans to us. For the three and six months ended June 30, 2021, we eliminated $1.4 million and $1.9 million of intra-entity profits recognized by Arc Home, respectively, and also decreased the cost basis of the underlying loans we purchased by the same amount. We did not eliminate any intra-entity profits for the three and six months ended June 30, 2020. Refer to Note 2 to the "Notes to Consolidated Financial Statements (unaudited)"

for more information on this accounting policy.
(4)All per share amounts for all periods presented have been adjusted to reflect the one-for-three reverse stock split.

For the first three quarters of 2020, we determined that Core Earnings, as we have historically calculated it, did not appropriately capture our business, liquidity, results of operations, financial condition, or our ability to make distributions to our stockholders due to the impact of COVID-19 on our business.

Investment activities

Overall, our intention is to allocate capital to investment opportunities with attractive risk/return profiles in our target asset classes. Historically, our investment portfolio has consisted of Residential Investments, Agency RMBS, and Commercial Investments however, we have focused our efforts more recently on growing our portfolio of Residential Credit Investments, investing in residential mortgage loans with the intent to securitize these assets as market conditions permit. Our capital allocation to each of these investments is set forth in more detail below. Our investment and capital allocation decisions depend on prevailing market conditions and compliance with Investment Company Act and REIT tests, among other factors, and may change over time in response to opportunities available in different economic and capital market environments. The risk-reward profile of our investment opportunities changes continuously with the market, with labor, housing and economic fundamentals, and with U.S. monetary policy, among others. As a result, in reacting to market conditions and taking into account a variety of other factors, including liquidity, duration, interest rate expectations and hedging, the mix of our assets changes over time as we opportunistically deploy capital.

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

The following table presents a detailed break-down of our investment portfolio as of June 30, 2021 and December 31, 2020 and a reconciliation to our GAAP Investment Portfolio ($ in thousands):

	Fair Value		Percent of Investment Portfolio Fair Value		Leverage Ratio (a)
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Residential Investments	$1,172,851	$691,478	59.6%	49.5%	0.9x	0.2x
Commercial Investments	93,893	182,296	4.8%	13.1%	0.8x	0.9x
Agency RMBS	699,568	521,843	35.6%	37.4%	6.6x	6.1x
Total: Investment Portfolio	$1,966,312	$1,395,617	100.0%	100.0%	2.2x	1.5x
Investments in Debt and Equity of Affiliates (b)	$139,985	$217,964	N/A	N/A	(c)	(c)
Total: GAAP Investment Portfolio	$1,826,327	$1,177,653	N/A	N/A	3.4x	2.4x
(a)The leverage ratio on our investment portfolio represents Economic Leverage as defined below in the "Financing Activities" section and is calculated by dividing each investment type's total recourse financing arrangements by its allocated equity (described in the chart below). Cash posted as collateral has been allocated pro-rata by each respective asset class's Economic Leverage amount. The Economic Leverage Ratio excludes any fully non-recourse financing arrangements and includes any net receivables or payables on TBA. The leverage ratio on our GAAP Investment Portfolio represents GAAP leverage.
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

The following table presents a summary of the allocated equity of our investment portfolio as of June 30, 2021 and December 31, 2020 ($ in thousands):

	Allocated Equity		Percent of Equity
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Residential Investments	$313,133	$229,183	67.2%	56.0%
Commercial Investments	53,269	99,668	11.4%	24.3%
Agency RMBS	99,475	80,854	21.4%	19.7%
Total	$465,877	$409,705	100.0%	100.0%

The following table presents a reconciliation of our Investment Portfolio to our GAAP Investment Portfolio as of June 30, 2021 and December 31, 2020 ($ in thousands):

	June 30, 2021							December 31, 2020
Instrument	Current Face	Amortized Cost	Unrealized Mark- to-Market	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Yield	Weighted Average Life (Years) (3)	Fair Value (1)
Credit Investments:
Residential Investments
Non-QM Loans (4)	$621,095	$647,651	$7,501	$655,152	4.86%	3.61%	3.85	$—
MATT Non-QM Loans (5)	1,082,974	75,316	2,367	77,683	0.68%	14.49%	0.82	153,200
Re/Non-Performing Loans	490,424	400,663	18,713	419,376	3.74%	7.63%	6.21	478,565
Land Related Financing	17,857	17,857	—	17,857	14.50%	14.50%	0.86	22,824
Prime	6,874	2,228	467	2,695	3.50%	15.21%	10.48	8,665
Alt-A/Subprime	—	—	—	—	—%	—%	—	11,496
Credit Risk Transfer	—	—	—	—	—%	—%	—	13,308
Non-U.S. RMBS	—	—	—	—	—%	—%	—	3,100
Interest Only and Excess MSR	28,711	188	(100)	88	N/A	8.71%	3.78	320
Total Residential Investments	2,247,935	1,143,903	28,948	1,172,851	3.23%	5.96%	2.90	691,478
Commercial Investments
Commercial Real Estate Loans (6)	69,809	69,472	(7,193)	62,279	2.69%	3.77%	2.29	125,508
Conduit	—	—	—	—	—%	—%	—	3,295
Single-Asset/Single-Borrower	35,500	35,452	(3,838)	31,614	4.03%	4.39%	0.67	40,190
Freddie Mac K-Series	—	—	—	—	—%	—%	—	9,000
CMBS Interest Only (7)	—	—	—	—	—%	—%	—	4,303
Total Commercial Investments	105,309	104,924	(11,031)	93,893	3.15%	3.98%	1.74	182,296
Total Credit Investments	2,353,244	1,248,827	17,917	1,266,744	3.22%	4.13%	2.85	873,774

Agency RMBS:
30 Year Fixed Rate	677,514	701,843	(5,139)	696,704	2.26%	1.73%	7.81	518,352
Excess MSR	489,643	4,491	(1,627)	2,864	N/A	0.58%	5.62	3,491
Total Agency RMBS	1,167,157	706,334	(6,766)	699,568	2.26%	1.72%	6.89	521,843

Total: Investment Portfolio	$3,520,401	$1,955,161	$11,151	$1,966,312	2.96%	4.36%	4.19	$1,395,617
Investments in Debt and Equity of Affiliates	$1,245,802	$129,858	$10,127	$139,985	1.38%	16.55%	1.16	$217,964
Total: GAAP Investment Portfolio	$2,274,599	$1,825,303	$1,024	$1,826,327	3.51%	3.43%	5.85	$1,177,653
(1)Refer to Note 2 to the "Notes of the Consolidated Financial Statements (unaudited)" for more detail on what is included in our "Investments in debt and equity of affiliates" line item on our consolidated balance sheets. Our assets held through Investments in debt and equity of affiliates are included in the "MATT Non-QM Loans," "Re/Non-Performing Loans," "Land Related Financing," and "Excess MSR" line items above.
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
(5)As of June 30, 2021, this line item primarily includes retained tranches from securitizations.
(6)Yield on Commercial Real Estate Loans includes any exit fees.
(7)Comprised of Freddie Mac K-Series interest-only bonds.

Credit Investments

The following table presents the fair value of the securities and loans in our credit portfolio, and a reconciliation to our GAAP credit portfolio (in thousands):

	Fair Value
	June 30, 2021	December 31, 2020
Residential loans (1)	$1,061,732	$563,263
Commercial real estate loans	62,279	125,508
Total loans	1,124,011	688,771

Non-Agency RMBS (2)	$111,119	$128,215
CMBS (3)	31,614	56,788
Total Credit securities	142,733	185,003

Total Credit Investments	$1,266,744	$873,774
Less: Investments in Debt and Equity of Affiliates	$139,641	$217,547
Total GAAP Credit Portfolio	$1,127,103	$656,227
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
(3)Includes Conduit, Single-Asset/Single-Borrower, Freddie Mac K-Series, and Interest-Only investments.

Residential loans

The following tables present certain information regarding credit quality for certain categories within our Residential loan portfolio ($ in thousands):

	June 30, 2021								December 31, 2020
			Weighted Average (1)(2)		Aging by Unpaid Principal Balance (1)(2)
	Unpaid Principal Balance	Fair Value	Current LTV Ratio	Current FICO (3)	Current	30-59 Days	60-89 Days	90+ Days	Fair Value
Non-QM Loans	$621,095	$655,152	68.60%	734	$612,436	$8,659	$—	$—	$—
MATT Non-QM Loans	12,005	12,327	58.36%	690	2,980	874	1,338	6,813	100,264
Re/Non-Performing Loans	418,829	376,396	80.41%	634	269,914	36,398	11,993	92,403	440,175
Land Related Financing	17,857	17,857	N/A	N/A	N/A	N/A	N/A	N/A	22,824
Total Residential loans	$1,069,786	$1,061,732	73.13%	694	$885,330	$45,931	$13,331	$99,216	$563,263
Less: Investments in Debt and Equity of Affiliates	32,749	32,488	63.27%	671	3,582	1,048	1,500	8,762	127,822
Total GAAP Residential Loans	$1,037,037	$1,029,244	73.27%	694	$881,748	$44,883	$11,831	$90,454	$435,441
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

See Note 3 to the "Notes to Consolidated Financial Statements (unaudited)" for a breakout of geographic concentration of credit risk within loans we include in the "Residential mortgage loans, at fair value" line item on our consolidated balance sheets.

Commercial loans

Refer to Note 3 to the "Notes of the Consolidated Financial Statements (unaudited)" section for more detail on what is included in our "Commercial Loans" line item on our consolidated balance sheets.

Credit securities

The following table presents the fair value of our credit securities portfolio by credit rating as of June 30, 2021 and December 31, 2020 (in thousands):

Credit Rating - Credit Securities (1)	June 30, 2021 (2)(3)	December 31, 2020 (2)(3)
AAA	$—	$630
BB	5,728	9,037
B	18,422	25,318
Below B	16,035	17,046
Not Rated	102,548	132,972
Total: Credit Securities	$142,733	$185,003
Less: Investments in Debt and Equity of Affiliates	$107,153	$89,725
Total: GAAP Basis	$35,580	$95,278
(1)Represents the minimum rating for rated assets of S&P, Moody and Fitch credit ratings, stated in terms of the S&P equivalent.
(2)Certain Re/Non-Performing Loans held in securitized form are presented net of non-recourse securitized debt.
(3)As of June 30, 2021 and December 31, 2020, includes $0.1 million of credit Excess MSRs.

The following tables present the geographic concentration of the underlying collateral for our Non-Agency RMBS portfolio ($ in thousands).

June 30, 2021			December 31, 2020
State	Fair Value (1)	Percentage (1)	State	Fair Value (2)	Percentage (2)
California	$40,538	32.8%	California	$40,593	32.5%
New York	19,544	17.9%	New York	17,742	14.2%
Florida	8,971	8.5%	Florida	10,982	8.8%
New Jersey	3,438	3.3%	Texas	4,216	3.4%
Maryland	3,310	3.3%	New Jersey	4,028	3.2%
Other	35,318	34.2%	Other	50,654	37.9%
Total	$111,119	100.0%	Total	$128,215	100.0%
(1)As of June 30, 2021, Non-Agency RMBS fair value includes $0.1 million of credit Excess MSRs where there was no data regarding the underlying collateral. These positions were excluded from the percent calculation.
(2)As of December 31, 2020, Non-Agency RMBS fair value includes $3.2 million of investments where there was no data regarding the underlying collateral, including $0.1 million of credit Excess MSRs. These positions were excluded from the percent calculation.

Agency RMBS

The following table presents the fair value ($ in thousands) and the Constant Prepayment Rate ("CPR") experienced on our GAAP Agency RMBS portfolio for the periods presented.

	Fair Value		CPR (1)(2)
Agency RMBS	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
30 Year Fixed Rate	$696,704	$518,352	4.4%	2.7%
(1)Represents the weighted average monthly CPRs published during the period for our in-place portfolio.
(2)Source: Bloomberg.

Investments in debt and equity of affiliates

The below table details our investments in debt and equity of affiliates as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021			December 31, 2020
	Assets	Liabilities	Equity	Assets	Liabilities	Equity
MATT Non-QM Loans (2)	$77,683	$(48,813)	$28,870	$153,200	$(111,135)	$42,065
Re/Non-Performing Loans (1)	44,101	(11,351)	32,750	41,523	(5,588)	35,935
Land Related Financing	17,857	—	17,857	22,824	—	22,824
Total Residential Investments	139,641	(60,164)	79,477	217,547	(116,723)	100,824

Excess MSR	344	—	344	417	—	417
Total Investments excluding AG Arc	139,985	(60,164)	79,821	217,964	(116,723)	101,241

AG Arc, at fair value	50,862	—	50,862	45,341	—	45,341

Cash and Other assets/(liabilities) (3)	8,177	(2,992)	5,185	5,279	(1,194)	4,085

Investments in debt and equity of affiliates	$199,024	$(63,156)	$135,868	$268,584	$(117,917)	$150,667
(1)Certain Re/Non-Performing Loans held in securitized form are presented net of non-recourse securitized debt.
(2)As of June 30, 2021 and December 31, 2020, Non-QM Loans excluded loans with an unpaid principal balance of $11.2 million and $17.3 million, respectively, whereby an affiliate of MATT has the right, but not the obligation, to repurchase loans from a trust that are 90 days or more delinquent at its discretion. These loans, which are eligible to be repurchased, would be recorded on the balance sheet of MATT, an unconsolidated equity method investee of the Company, with a corresponding and offsetting liability.
(3)Includes financing arrangements of $(9.4) thousand on real estate owned as of December 31, 2020.

Financing activities

We use leverage to finance the purchase of our investment portfolio. In 2021 and 2020, our leverage has primarily been in the form of repurchase agreements, revolving facilities, and securitized debt. Repurchase agreements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a "haircut." The size of the haircut reflects the perceived risk associated with the pledged asset. Haircuts may change as our financing arrangements mature or roll and are sensitive to governmental regulations. We experienced fluctuations in our haircuts that caused us to alter our business and financing strategies for the year ended December 31, 2020. As previously described, this resulted in us raising liquidity and reducing the risk within our portfolio. We had outstanding financing arrangements with 5 counterparties as of June 30, 2021 and December 31, 2020.

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

Our financing arrangements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each financing arrangement, typical supplemental terms include requirements of minimum equity and liquidity, leverage ratios, and performance triggers. In addition, some of the financing arrangements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that we fail to comply with the covenants contained in these financing arrangements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the associated agreement. Financings pursuant to repurchase agreements and revolving facilities are generally recourse to us. As of June 30, 2021, we are in compliance with all of our financial covenants.

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

Forbearance and Reinstatement Agreements

In connection with the market disruption created by the COVID-19 pandemic, in March 2020, we received notifications of alleged events of default and deficiency notices from several of our financing counterparties. We engaged in discussions with our financing counterparties and, as a result, entered into a series of forbearance agreements (collectively, the "Forbearance Agreement") with certain of our financing counterparties (the "Participating Counterparties") pursuant to which each Participating Counterparty agreed to forbear from exercising its rights and remedies with respect to events of default and any and all other defaults under the applicable financing arrangement (each, a "Bilateral Agreement") for the period ending June 15, 2020.

On June 10, 2020, we and the Participating Counterparties entered into a reinstatement agreement (the "Reinstatement Agreement"), pursuant to which the Forbearance Agreement was terminated and each Participating Counterparty permanently waived all existing and prior events of default under the applicable Bilateral Agreements. Pursuant to the Reinstatement Agreement, the Bilateral Agreements were reinstated with certain amendments to reflect current market terms (i.e., increased haircuts and higher coupons), updated financial covenants, and various reporting requirements from us to the Participating Counterparties, releases, certain netting obligations and cross-default provisions. As a result of the Reinstatement Agreement, default interest on our outstanding borrowings under the Bilateral Agreements ceased to accrue as of June 10, 2020, all cash margin was applied to outstanding balances owed by us, and principal and interest payments on the underlying collateral were permitted to flow to and be used by us, just as it was prior to the Forbearance Agreements. In addition, pursuant to the terms of the Reinstatement Agreement, the security interests granted to Participating Counterparties as additional collateral under the Forbearance Agreement have been terminated and released. We also agreed to pay the reasonable fees and out-of-pocket expenses of counsel and other professional advisors for the Participating Counterparties and the collateral agent.

Concurrently, on June 10, 2020, We entered a separate reinstatement agreement with one of our financing counterparties on substantially the same terms as those set forth in the Reinstatement Agreement.

Refer to Note 12 in the "Notes to Consolidated Financial Statements (unaudited)" for more information on deficiencies that are now settled.

Recourse and non-recourse financing

We utilize both recourse and non-recourse debt to finance our portfolio. Non-recourse financing includes securitized debt and other non-recourse financing. Recourse financing includes the secured debt from our Manager, as further described in the "Contractual obligations–Secured debt" section below, and other recourse financing. The below table provides detail on the breakout between recourse and non-recourse financing as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Recourse financing	$1,241,114	$580,037
Non-recourse financing	509,051	466,294
Total (1)	1,750,165	1,046,331

Recourse financing - Investments in Debt and Equity of Affiliates	33,646	5,597
Non-recourse financing - Investments in Debt and Equity of Affiliates (2)	26,518	111,135
Total Investments in Debt and Equity of Affiliates	60,164	116,732

Total: GAAP Basis	$1,690,001	$929,599
(1)As of June 30, 2021, total financing includes $1.3 billion of financing arrangements, collateralized by various asset types in our investment portfolio, and $482.5 million of securitized debt, collateralized by Non-QM and Re/Non-Performing Loans. As of December 31, 2020, total financing includes $680.8 million of financing arrangements, collateralized by various asset types in our investment portfolio; $355.2 million of securitized debt, collateralized by Re/Non-Performing Loans; and $10.4 million of secured debt.
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

See Note 6 to the "Notes to Consolidated Financial Statements (unaudited)" for a breakout of the "Financing arrangements" line item on our consolidated balance sheets.

Other financing transactions

In addition to our financing arrangements, we also finance our Re/Non-performing loans and certain Non-QM Loans with securitized debt. From time to time, we enter into securitization transactions of certain Re/Non-performing loans and certain Non-QM Loans where special purpose entities ("SPEs") are created to facilitate the transactions. These SPEs are considered variable interest entities ("VIEs"), which should be consolidated under ASC 810-10. As of June 30, 2021 and December 31, 2020, we have recorded secured financing in connection with these VIEs of $482.5 million and $355.2 million, respectively, on the consolidated balance sheets in the "Securitized debt, at fair value" line item. See Note 2 and Note 3 to the "Notes to Consolidated Financial Statements (unaudited)" for more detail on securitized debt and our consolidated VIEs.

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

June 30, 2021	Leverage	Stockholders’ Equity	Leverage Ratio
GAAP Leverage	$1,590,715	$465,877	3.4x
Financing arrangements through affiliated entities	60,038
Non-recourse financing arrangements	(509,051)
Net TBA (receivable)/payable adjustment	(134,239)
Economic Leverage	$1,007,463	$465,877	2.2x
(1) Non-recourse financing arrangements include securitized debt and other non-recourse financing held within MATT.

December 31, 2020	Leverage	Stockholders’ Equity	Leverage Ratio
GAAP Leverage	$979,303	$409,705	2.4x
Financing arrangements through affiliated entities	116,688
Non-recourse financing arrangements	(466,294)
Economic Leverage	$629,697	$409,705	1.5x
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

As described above, our distribution requirements are based on taxable income rather than GAAP net income. Differences between taxable income and GAAP net income include (i) unrealized gains and losses associated with investment and derivative portfolios which are marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized or settled, (ii) temporary differences related to amortization of premiums and discounts paid on investments, (iii) the timing and amount of deductions related to stock-based compensation, (iv) temporary differences related to the recognition of realized gains and losses on sold investments and certain terminated derivatives, (v) taxes and (vi) methods of depreciation. Undistributed taxable income is based on current estimates and is not finalized until we file our annual tax return for that tax year, typically in October of the following year. We did not have any undistributed taxable income as of June 30, 2021. Refer to the "Results of operations" section above for more detail.

On March 27, 2020, we announced that our Board of Directors approved a suspension of our quarterly dividends on our Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock, beginning with the preferred dividend that would have been declared in May 2020, as well as a suspension of the quarterly dividend on the common stock, beginning with the dividend that normally would have been declared in March 2020, in order to conserve capital and improve its liquidity position during the market volatility due to the COVID-19 pandemic. Under the terms of the Articles Supplementary governing our series of preferred stock, we cannot pay cash dividends with respect to our common stock if dividends on our preferred stock are in arrears.

On December 17, 2020, we paid our Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock dividends that were in arrears as well as the full dividends payable on the preferred stock for the fourth quarter of 2020 in the amount of $1.54689, $1.50 and $1.50 per share, respectively. On December 22, 2020, our Board of Directors declared a dividend of $0.09 per common share for the fourth quarter 2020 which was paid on January 29, 2021 to shareholders of record at the close of business on December 31, 2020. During the first quarter of 2021, we declared its preferred and common dividends in the ordinary course of business.

On July 12, 2021, we announced a one-for-three reverse stock split of our outstanding shares of common stock. The reverse stock split was effected following the close of business on July 22, 2021. All per share amounts and common shares outstanding for all periods presented have been adjusted on a retroactive basis to reflect the one-for-three reverse stock split.

The following table details our common stock dividends declared during the six months ended June 30, 2021:

2021
Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
3/22/2021	4/1/2021	4/30/2021	$0.18
6/15/2021	6/30/2021	7/30/2021	0.21
Total			$0.39

We did not declare any common stock dividends during the three months ended June 30, 2020.

The following tables detail our preferred stock dividends declared and paid during the six months ended June 30, 2021 and 2020:

2021			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	8.25% Series A	8.00% Series B	8.000% Series C
2/16/2021	2/26/2021	3/17/2021	$0.51563	$0.50	$0.50
5/17/2021	5/28/2021	6/17/2021	0.51563	0.50	0.50
Total			$1.03126	$1.00	$1.00

2020			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	8.25% Series A	8.00% Series B	8.000% Series C
2/14/2020	2/28/2020	3/17/2020	$0.51563	$0.50	$0.50

Liquidity and capital resources

Our liquidity determines our ability to meet our cash obligations, including distributions to our stockholders, payment of our expenses, financing our investments and satisfying other general business needs.

Our principal sources of cash as of June 30, 2021 consisted of borrowings under financing arrangements, principal and interest payments we receive on our investment portfolio, cash generated from our operating results, and proceeds from capital market transactions. We typically use cash to repay principal and interest on our financing arrangements, to purchase real estate securities, loans and other real estate related assets, to make dividend payments on our capital stock, and to fund our operations. At June 30, 2021, we had $70.8 million of liquidity, which consisted of $64.0 million of cash and $6.8 million of unencumbered assets available to support our liquidity needs. Refer to the "Contractual obligations" section of this Item 2 for additional obligations that could impact our liquidity.

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

Cash Flows

The below details changes to our cash, cash equivalents, and restricted cash for the six months ended June 30, 2021 and 2020 (in thousands).

	Six Months Ended
	June 30, 2021	June 30, 2020	Change
Cash and cash equivalents and restricted cash, Beginning of Period	$62,318	$125,369	$(63,051)

Net cash provided by (used in) operating activities (1)	9,876	841	9,035
Net cash provided by (used in) investing activities (2)	(742,636)	2,628,424	(3,371,060)
Net cash provided by (used in) financing activities (3)	758,147	(2,685,150)	3,443,297

Net change in cash and cash equivalents and restricted cash	25,387	(55,885)	81,272
Effect of exchange rate changes on cash	10	(250)	260
Cash and cash equivalents and restricted cash, End of Period	$87,715	$69,234	$18,481
(1)Cash provided by operating activities is primarily attributable to net interest income less operating expenses for the six months ended June 30, 2021 and 2020, respectively.
(2)Cash used in investing activities for the six months ended June 30, 2021 was primarily attributable to purchases of investments less sales of investments and principal repayments of investments. Cash provided by investing activities for the six months ended June 30, 2020 was primarily attributable to sales of investments and principal repayments of investments, offset by purchases of investments. The difference period over period is primarily due to significant sales in 2020 as a result of the global COVID-19 pandemic.
(3)Cash provided by financing activities for the six months ended June 30, 2021 was primarily attributable to borrowings under financing arrangements offset by repayments of financing arrangements and dividend payments. Cash used in financing activities for the six months ended June 30, 2020 was primarily attributable to repayments of financing arrangements offset by borrowings under financing arrangements. The difference period over period is primarily due to a reduction in financing arrangements as a result of significant sales in 2020 due to the global COVID-19 pandemic.

Equity distribution agreements

On May 5, 2017, we entered into an equity distribution agreement with each of Credit Suisse Securities (USA) LLC and JMP

Securities LLC (collectively, the "Sales Agents"), which we refer to as the "Equity Distribution Agreements," pursuant to which we may sell up to $100.0 million aggregate offering price of shares of our common stock from time to time through the Sales Agents, under the Securities Act of 1933. For the three months ended June 30, 2021, we issued 0.2 million shares of common stock under the Equity Distribution Agreements for net proceeds of approximately $3.1 million. For the six months ended June 30, 2021, we issued 1.0 million shares of common stock under the Equity Distribution Agreements for net proceeds of approximately $13.1 million. For the three and six months ended June 30, 2020, we issued 0.3 million shares of common stock under the Equity Distribution Agreements for net proceeds of approximately $3.5 million. Since inception of the program, we have issued approximately 2.2 million shares of common stock under the Equity Distribution Agreements for gross proceeds of $48.3 million.

Exchange Offers

On March 17, 2021, we agreed to issue an aggregate of 937,462 shares of our common stock in exchange for 153,325 shares of Series A Preferred Stock and 350,609 shares of Series B Preferred Stock, pursuant to a privately negotiated exchange agreement with existing holders of the preferred stock. After the transaction closed, the Series A Preferred Stock and Series B Preferred Stock exchanged pursuant to the exchange agreement were reclassified as authorized but unissued shares of preferred stock without designation as to class or series.

On June 14, 2021, we agreed to issue an aggregate of 429,802 shares of our common stock in exchange for 86,478 shares of Series B Preferred Stock and 154,383 shares of Series C Preferred Stock, pursuant to privately negotiated exchange agreements with certain existing holders of the preferred stock. After the transaction closed, the Series B Preferred Stock and Series C Preferred Stock exchanged pursuant to the exchange agreements were reclassified as authorized but unissued shares of preferred stock without designation as to class or series.

As of June 30, 2021, we had outstanding 1,663,193 shares of Series A Preferred Stock, 3,727,641 shares of Series B Preferred Stock, and 3,728,795 shares of Series C Preferred Stock outstanding.

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

For purposes of calculating the management fee, "Stockholders’ Equity" means the sum of the net proceeds from any issuances of equity securities (including preferred securities) since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance, and excluding any future equity issuance to the Manager), plus our retained earnings at the end of such quarter (without taking into account any non-cash equity compensation expense or other non-cash items described below incurred in current or prior periods), less any amount that we pay for repurchases of our common stock, excluding any unrealized gains, losses or other non-cash items that have impacted stockholders’ equity as reported in our financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP, and certain other non-cash charges after discussions between the Manager and our independent directors and after approval by a majority of our independent directors. Stockholders’ Equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders’ equity shown on our financial statements. For the three and six months ended June 30, 2021, we incurred management fees of approximately $1.7 million and $3.3 million, respectively. For the three and six months ended June 30, 2020, we incurred management fees of approximately $1.7 million and $3.8 million, respectively. As of June 30, 2021 and December 31, 2020, we have recorded management fees payable of $1.7 million and $1.7 million, respectively.

Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and personnel, who, notwithstanding that certain of them also are our officers, receive no compensation directly from us. We are required to reimburse our Manager or its affiliates for operating expenses incurred by our Manager or its affiliates on our behalf, including certain salary expenses and other expenses relating to legal, accounting, due diligence and other services. Our reimbursement obligation is not subject to any dollar limitation; however, the reimbursement is subject to an annual budget process which combines guidelines from the Management Agreement with oversight by our Board of Directors and discussions with our Manager. Of the $4.9 million and $8.8 million of Other operating expenses for the three and six months ended June 30, 2021, respectively, we have incurred $1.1 million and $2.7 million, respectively, representing a reimbursement of expenses. Of the $4.6 million and $5.5 million of Other operating expenses for the three and six months ended June 30, 2020, respectively, we incurred $1.9 million and $3.9 million, respectively, representing a reimbursement of expenses.

As of June 30, 2021 and December 31, 2020, we recorded a reimbursement payable to the Manager of $1.5 million and $1.8 million, respectively. For the year ended December 31, 2021, the Manager agreed to waive its right to receive expense reimbursements of $0.8 million.

On April 6, 2020, we executed an amendment to the management agreement, pursuant to which the Manager agreed to defer our payment of the management fee and reimbursement of expenses, effective the first quarter of 2020 through September 30, 2020. All deferred expense reimbursements were paid as of September 30, 2020.

On September 24, 2020, we executed an amendment (the "Second Management Agreement Amendment") to the management agreement, pursuant to which the Manager agreed to receive a portion of the deferred base management fee in shares of common stock. Pursuant to the Second Management Agreement Amendment, the Manager agreed to purchase (i) 405,123 shares of common stock in full satisfaction of the deferred base management fee of $3.8 million payable by us in respect to the first and second quarters of 2020 and (ii) 51,500 shares of common stock in satisfaction of $0.5 million of the base management fee payable by us in respect to the third quarter of 2020. The shares of common stock issued to the Manager were valued at $9.45 per share based on the midpoint of the estimated range of our book value per share as of August 31, 2020. The remaining third quarter 2020 management fee was paid in the normal course of business.

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

Share-based compensation

Effective on April 15, 2020 upon the approval of our stockholders at our 2020 annual meeting of stockholders, the 2020 Equity Incentive Plan provides for 666,666 shares of common stock to be issued. The maximum number of shares of common stock granted during a single fiscal year to any non-employee director, taken together with any cash fees paid to such non-employee director during any fiscal year, shall not exceed $300,000 in total value (calculating the value of any such awards based on the grant date fair value). As of June 30, 2021, 612,676 shares of common stock were available to be awarded under the Equity Incentive Plan.

Since our IPO, we have granted an aggregate of 35,264 and 53,990 shares of restricted common stock to our independent directors under our equity incentive plans, dated July 6, 2011 (the "2011 Equity Incentive Plans") and our 2020 Equity Incentive Plan, respectively. As of June 30, 2021, all shares of restricted common stock granted to our independent directors have vested.

Following approval of our stockholders at our 2021 annual meeting of stockholders, the AG Mortgage Investment Trust, Inc. 2021 Manager Equity Incentive Plan (the "2021 Manager Plan") became effective on April 7, 2021 and provides for a maximum of 573,425 shares of common stock to be issued to our Manager. As of June 30, 2021, there were no shares or awards issued under the 2021 Manager Plan.

Further, since our IPO, we have issued 13,416 shares of restricted common stock and 40,000 restricted stock units to our Manager under our 2011 Equity Incentive Plans. As of July 1, 2020, all shares of restricted common stock and restricted stock units granted to our Manager have fully vested.

Unfunded commitments

See Note 12 of the "Notes to Consolidated Financial Statements (unaudited)" for detail on our commitments as of June 30, 2021.

MATT Financing Arrangement Restructuring

See Note 10 and Note 12 of the "Notes to Consolidated Financial Statements (unaudited)" for detail on the MATT Restructured Financing Arrangement and our commitments as of June 30, 2021.

Off-balance sheet arrangements

Our investments in debt and equity of affiliates primarily consist of real estate securities, loans, and our interest in AG Arc. Investments in debt and equity of affiliates are accounted for using the equity method of accounting. MATT performs securitizations of Non-QM Loans and retains tranches from these securitizations which are included in the MATT Non-QM Loans line item of our investment portfolio. See Note 2 to the "Notes to Consolidated Financial Statements (unaudited)" for a discussion of investments in debt and equity of affiliates.

In addition to our investments in debt and equity of affiliates described above, we also have commitments outstanding on certain loans. For additional information on our commitments as of June 30, 2021, refer to Note 12 of the "Notes to Consolidated Financial Statements (unaudited)." Exclusive of our investments in debt and equity of affiliates described above, we do not expect these commitments, taken as a whole, to be significant to, or to have a material impact on, our overall liquidity or capital resources or our operations.

Critical accounting policies

We prepare our consolidated financial statements in conformity with GAAP, which requires the use of estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based, in part, on our judgment and assumptions regarding various economic conditions that we believe are reasonable based on facts and circumstances existing at the time of reporting. We believe that the estimates, judgments and assumptions utilized in the preparation of our consolidated financial statements are prudent and reasonable. Although our estimates contemplate conditions as of June 30, 2021 and how we expect them to change in the future, it is reasonably possible that actual conditions could be different than anticipated in arriving at those estimates, which could materially affect reported amounts of assets, liabilities and accumulated other comprehensive income at the date of the consolidated financial statements and the reported amounts of income, expenses and other comprehensive income during the periods presented.

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

Compliance with Investment Company Act and REIT tests

We intend to conduct our business so as to maintain our exempt status under, and not to become regulated as an investment company for purposes, of the Investment Company Act. Under Section 3(a)(1)(A) of the Investment Company Act, a company is an investment company if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an investment company if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire "investment securities" having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis (the "40% Test"). "Investment securities" do not include, among other things, U.S. government securities, and securities issued by majority-owned subsidiaries that (i) are not investment companies and (ii) are not relying on the exceptions from the definition of investment company provided by Section 3(c)(1) or 3(c)(7) of the Investment Company Act (the so called "private investment company" exemptions). As of December 31, 2020 and for the three months ended June 30, 2021, we determined that we maintained compliance with the 40% test requirements.

If we failed to comply with the 40% Test or another exemption under the Investment Company Act and became regulated as an investment company, our ability to, among other things, use leverage would be substantially reduced and, as a result, we would be unable to conduct our business as described in this Report. Accordingly, in order to maintain our exempt status, we monitor our subsidiaries' compliance with Section 3(c)(5)(C) of the Investment Company Act, which exempts from the definition of "investment company" entities primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. The staff of the Securities and Exchange Commission, or the SEC, generally requires an entity relying on Section 3(c)(5)(C) to invest at least 55% of its portfolio in "qualifying assets" and at least another 25% in additional qualifying assets or in "real estate-related" assets (with no more than 20% comprised of miscellaneous assets). As of December 31, 2020 and for the three months ended June 30, 2021, we determined that our subsidiaries maintained compliance with both the 55% Test and the 80% Test requirements.

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

The following chart details information about our duration gap as of June 30, 2021:

Duration (1)	Years
Residential Loans (2)	1.29
Agency RMBS	2.02
Hedges	(2.87)
Subtotal	0.44

Credit Investments, excluding Residential Loans (2)	0.02
Duration Gap	0.46
(1)Duration related to financing arrangements is netted within its respective line items.
(2)Residential Loans include Re/Non Performing Loans, Non-QM Loans, and Land Related Financing.

The following table quantifies the estimated percent changes in GAAP equity, the fair value of our assets, and projected net interest income should interest rates go up or down instantaneously by 25, 50, and 75 basis points, assuming (i) the yield curves of the rate shocks will be parallel to each other and the current yield curve and (ii) all other market risk factors remain constant. These estimates were compiled using a combination of third-party services and models, market data and internal models. All changes in equity, assets and income are measured as percentage changes from the projected net interest income and GAAP equity from our base interest rate scenario. The base interest rate scenario assumes spot and forward interest rates existing as of June 30, 2021. Actual results could differ materially from these estimates.

Agency RMBS assumptions attempt to predict default and prepayment activity at projected interest rate levels. To the extent that these estimates or other assumptions do not hold true, actual results will likely differ materially from projections and could result in percentage changes larger or smaller than the estimates in the table below. Moreover, if different models were employed in the analysis, materially different projections could result. In addition, while the table below reflects the estimated impact of interest rate increases and decreases on a static portfolio as of June 30, 2021, our Manager may from time to time sell any of our investments as a part of the overall management of our investment portfolio.

Change in Interest Rates (basis points) (1)(2)	Change in Fair Value as a Percentage of GAAP Equity	Change in Fair Value as a Percentage of Assets	Percentage Change in Projected Net Interest Income (3)
75	(1.9)%	(0.4)%	(2.6)%
50	(1.2)%	(0.3)%	(1.7)%
25	(0.5)%	(0.1)%	(0.9)%
(25)	0.3%	0.1%	(1.5)%
(50)	0.5%	0.1%	(6.1)%
(75)	0.4%	0.1%	(10.7)%

(1)Includes investments held through affiliated entities that are reported as "Investments in debt and equity of affiliates" on our consolidated balance sheet, but excludes AG Arc.
(2)Does not include cash investments, which typically have overnight maturities and are not expected to change in value as interest rates change.
(3)Interest income includes trades settled as of June 30, 2021.

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2021. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

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

On April 1, 2021, in connection with our non-employee director compensation policy, the Company granted an aggregate of 6,440 shares of restricted common stock to its independent directors under the Company's 2020 Equity Incentive Plan in a private transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The shares of restricted common stock were fully vested upon grant.

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

3.7
Articles of Amendment of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 27, 2021.

3.8
Articles of Amendment of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 27, 2021.

4.1	Specimen Common Stock Certificate of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 4.1 on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2021

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

10.1*†	AG Mortgage Investment Trust, Inc. 2020 Equity Incentive Plan.

10.2*†	AG Mortgage Investment Trust, Inc. 2021 Manager Equity Incentive Plan.

31.1*	Certification of David N. Roberts pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Anthony W. Rossiello pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of David N. Roberts pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Anthony W. Rossiello pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL)

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AG MORTGAGE INVESTMENT TRUST, INC.

August 2, 2021	By:	/s/ DAVID N. ROBERTS
David N. Roberts
Chief Executive Officer (principal executive officer)

August 2, 2021	By:	/s/ ANTHONY W. ROSSIELLO
Anthony W. Rossiello
Chief Financial Officer (principal financial officer and principal accounting officer)