Form 10-Q
period 2021-09-30
AG Mortgage Investment Trust, Inc.
filed 2021-11-05
CIK 1514281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________

FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

As of November 3, 2021, there were 15,857,513 outstanding shares of common stock of AG Mortgage Investment Trust, Inc.

AG MORTGAGE INVESTMENT TRUST, INC.

PART I

ITEM 1. FINANCIAL STATEMENTS

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands, except per share data)

	September 30, 2021	December 31, 2020
Assets
Residential mortgage loans, at fair value - $854,977 and $46,571 pledged as collateral, respectively (1)	$1,607,066	$435,441
Real estate securities, at fair value - $467,740 and $532,271 pledged as collateral, respectively	509,980	613,546
Commercial loans, at fair value	—	111,549
Commercial loans held for sale, at fair value	—	13,959
Investments in debt and equity of affiliates	109,123	150,667
Cash and cash equivalents	101,749	47,926
Restricted cash	27,087	14,392
Other assets	18,074	12,565
Total Assets	$2,373,079	$1,400,045

Liabilities
Financing arrangements	$1,160,519	$564,047
Securitized debt, at fair value (1)	708,421	355,159
Payable on unsettled trades	—	51,136
Dividend payable	3,354	1,243
Other liabilities	11,036	18,755
Total Liabilities	1,883,330	990,340
Commitments and Contingencies (Note 12)
Stockholders’ Equity
Preferred stock - $227,991 and $246,610 aggregate liquidation preference as of September 30, 2021 and December 31, 2020, respectively	220,472	238,478
Common stock, par value $0.01 per share; 450,000 shares of common stock authorized and 15,912 and 13,811 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively (2)	159	138
Additional paid-in capital (2)	717,176	689,147
Retained earnings/(deficit)	(448,058)	(518,058)
Total Stockholders’ Equity	489,749	409,705

Total Liabilities & Stockholders’ Equity	$2,373,079	$1,400,045
(1)See Note 3 for details related to variable interest entities.
(2)Amounts have been adjusted to reflect the one-for-three reverse stock split effected July 22, 2021. See Note 2 and Note 11 for additional details.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net Interest Income
Interest income	$19,629	$9,717	$45,976	$63,354
Interest expense	7,197	4,357	16,552	32,941
Total Net Interest Income	12,432	5,360	29,424	30,413

Other Income/(Loss)
Net realized gain/(loss)	(5,460)	(14,431)	(5,124)	(257,183)
Net interest component of interest rate swaps	(1,184)	(13)	(3,498)	910
Unrealized gain/(loss), net	29,461	21,465	58,995	(186,567)
Other income/(loss), net	—	(10)	37	1,487
Total Other Income/(Loss)	22,817	7,011	50,410	(441,353)

Expenses
Management fee to affiliate	1,693	1,698	5,014	5,525
Other operating expenses	5,010	5,929	13,859	11,416
Restructuring related expenses	—	1,345	—	9,949
Excise tax	—	—	—	(815)
Servicing fees	849	540	2,136	1,685
Total Expenses	7,552	9,512	21,009	27,760

Income/(loss) before equity in earnings/(loss) from affiliates	27,697	2,859	58,825	(438,700)

Equity in earnings/(loss) from affiliates	6,882	17,187	34,496	(23,571)
Net Income/(Loss) from Continuing Operations	34,579	20,046	93,321	(462,271)
Net Income/(Loss) from Discontinued Operations	—	—	—	361
Net Income/(Loss)	34,579	20,046	93,321	(461,910)

Gain on Exchange Offers, net (Note 11)	—	539	472	539
Dividends on preferred stock (1)	(4,586)	(5,563)	(14,199)	(16,897)

Net Income/(Loss) Available to Common Stockholders	$29,993	$15,022	$79,594	$(478,268)

Earnings/(Loss) Per Share - Basic (2)
Continuing Operations	$1.87	$1.31	$5.21	$(43.06)
Discontinued Operations	—	—	—	0.03
Total Earnings/(Loss) Per Share of Common Stock (2)	$1.87	$1.31	$5.21	$(43.03)

Earnings/(Loss) Per Share - Diluted (2)
Continuing Operations	$1.87	$1.31	$5.21	$(43.06)
Discontinued Operations	—	—	—	0.03
Total Earnings/(Loss) Per Share of Common Stock (2)	$1.87	$1.31	$5.21	$(43.03)

Weighted Average Number of Shares of Common Stock Outstanding (2)
Basic	16,077	11,474	15,270	11,116
Diluted	16,077	11,474	15,270	11,116
(1)The three and nine months ended September 30, 2020 include cumulative and undeclared dividends of $5.6 million and $11.2 million, respectively, on the Company's Preferred Stock as of September 30, 2020.
(2)Amounts have been adjusted to reflect the one-for-three reverse stock split effected July 22, 2021. See Note 2 and Note 11 for additional details.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands)

For the Three Months Ended September 30, 2021 and September 30, 2020
	Common Stock (1)		Preferred Stock	Additional Paid-in Capital (1)	Retained Earnings/(Deficit)
	Shares	Amount				Total
Balance at July 1, 2021	16,164	$162	$220,472	$719,940	$(474,697)	$465,877
Repurchase of common stock	(258)	(3)	—	(2,844)	—	(2,847)
Grant of restricted stock	6	—	—	80	—	80
Common dividends declared	—	—	—	—	(3,354)	(3,354)
Preferred dividends declared	—	—	—	—	(4,586)	(4,586)
Net Income/(Loss)	—	—	—	—	34,579	34,579
Balance at September 30, 2021	15,912	$159	$220,472	$717,176	$(448,058)	$489,749

	Common Stock (1)		Preferred Stock	Additional Paid-in Capital (1)	Retained Earnings/(Deficit)
	Shares	Amount				Total
Balance at July 1, 2020	11,274	$113	$272,457	$666,352	$(573,544)	$365,378
Net proceeds from issuance of common stock	578	6	—	5,479	—	5,485
Grant of restricted stock and amortization of equity based compensation	15	—	—	60	—	60
Exchange Offer (Note 11)	172	2	(2,495)	1,454	539	(500)
Net Income/(Loss)	—	—	—	—	20,046	20,046
Balance at September 30, 2020	12,039	$121	$269,962	$673,345	$(552,959)	$390,469

For the Nine Months Ended September 30, 2021 and September 30, 2020
	Common Stock (1)		Preferred Stock	Additional Paid-in Capital (1)	Retained Earnings/(Deficit)
	Shares	Amount				Total
Balance at January 1, 2021	13,811	$138	$238,478	$689,147	$(518,058)	$409,705
Net proceeds from issuance of common stock	972	10	—	13,123	—	13,133
Repurchase of common stock	(258)	(3)	—	(2,844)	—	(2,847)
Grant of restricted stock	19	—	—	240	—	240
Common dividends declared	—	—	—	—	(9,539)	(9,539)
Preferred dividends declared	—	—	—	—	(14,254)	(14,254)
Exchange Offers (Note 11)	1,368	14	(18,006)	17,510	472	(10)
Net Income/(Loss)	—	—	—	—	93,321	93,321
Balance at September 30, 2021	15,912	$159	$220,472	$717,176	$(448,058)	$489,749

	Common Stock (1)		Preferred Stock	Additional Paid-in Capital (1)	Retained Earnings/(Deficit)
	Shares	Amount				Total
Balance at January 1, 2020	10,913	$109	$272,457	$662,401	$(85,921)	$849,046
Net proceeds from issuance of common stock	912	10	—	8,974	—	8,984
Grant of restricted stock and amortization of equity based compensation	42	—	—	516	—	516
Preferred dividends declared	—	—	—	—	(5,667)	(5,667)
Exchange Offers (Note 11)	172	2	(2,495)	1,454	539	(500)
Net Income/(Loss)	—	—	—	—	(461,910)	(461,910)
Balance at September 30, 2020	12,039	$121	$269,962	$673,345	$(552,959)	$390,469

(1)Amounts have been adjusted to reflect the one-for-three reverse stock split effected July 22, 2021. See Note 2 and Note 11 for additional details.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended
	September 30, 2021	September 30, 2020
Cash Flows from Operating Activities
Net income/(loss)	$93,321	$(461,910)
Net (income)/loss from discontinued operations	—	(361)
Net income/(loss) from continuing operations	93,321	(462,271)
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Net amortization of premium/(discount)	2,993	(4,401)
Net realized (gain)/loss	5,124	257,183
Unrealized (gain)/loss, net	(58,995)	186,567
Foreign currency (gain)/loss, net	(14)	(1,483)
Equity based compensation to affiliate	—	163
Equity based compensation expense	240	353
(Income)/Loss from investments in debt and equity of affiliates in excess of distributions received	(17,337)	25,712
Change in operating assets/liabilities:
Other assets	(4,939)	8,644
Other liabilities	(628)	(12,025)
Net cash provided by (used in) continuing operating activities	19,765	(1,558)
Net cash provided by (used in) discontinued operating activities	—	(726)
Net cash provided by (used in) operating activities	19,765	(2,284)

Cash Flows from Investing Activities
Purchase of real estate securities	(768,794)	(174,845)
Purchase of residential mortgage loans	(1,263,835)	(541,823)
Origination of commercial loans	(1,881)	(8,228)
Purchase of commercial loans	(3,219)	(19,280)
Investments in debt and equity of affiliates	(3,806)	(44,869)
Proceeds from sales of excess MSRs	2,230	7,735
Proceeds from sales of real estate securities	761,568	2,722,425
Proceeds from sales of residential mortgage loans	47,219	393,633
Proceeds from sales of commercial loans	74,579	36,935
Principal repayments on real estate securities	49,336	104,213
Principal repayments on excess MSRs	497	2,579
Principal repayments on commercial loans	70,232	5,710
Principal repayments on residential mortgage loans	75,746	50,563
Distributions received in excess of income from investments in debt and equity of affiliates	66,154	26,444
Net settlement of interest rate swaps and other instruments	13,090	(73,180)
Net settlement of TBAs	(1,087)	4,610
Cash flows provided by (used in) other investing activities	3,265	(743)
Net cash provided by (used in) investing activities	(878,706)	2,491,879

Cash Flows from Financing Activities
Net proceeds from issuance of common stock	13,133	4,669
Repurchase of common stock	(2,847)	—
Borrowings under financing arrangements	12,367,334	13,374,192
Repayments of financing arrangements	(11,770,861)	(16,037,399)
Deferred financing costs paid	(277)	—
Borrowing under secured debt	—	20,000
Repayments of secured debt	(10,000)	(10,000)
Proceeds from issuance of securitized debt	463,987	166,487
Principal repayments on securitized debt	(113,338)	(16,021)
Net collateral received from (paid to) repurchase counterparty	—	(46,613)
Dividends paid on common stock	(7,428)	(14,734)

	Nine Months Ended
	September 30, 2021	September 30, 2020
Dividends paid on preferred stock	(14,254)	(5,667)
Net cash provided by continuing financing activities	925,449	(2,565,086)

Net change in cash and cash equivalents and restricted cash	66,508	(75,491)
Cash and cash equivalents and restricted cash, Beginning of Period	62,318	125,369
Effect of exchange rate changes on cash	10	(178)
Cash and cash equivalents and restricted cash, End of Period	$128,836	$49,700

Supplemental disclosure of cash flow information:
Cash paid for interest on financing arrangements	$15,416	$42,625
Cash paid for excise and income taxes	$16	$1,058

Supplemental disclosure of non-cash financing and investing activities:
Payable on unsettled trades	$—	$105,016
Common stock dividends declared but not paid	$3,354	$—
Exchange Offers (Note 11)	$18,006	$2,495
Holdback on sale of excess MSRs	$134	$725
Management fees paid using Common Stock in lieu of cash	$—	$4,315
Decrease in securitized debt	$—	$7,091
Transfer of real estate securities in satisfaction of repurchase agreements	$—	$345,066
Change in repurchase agreements from transfer of real estate securities	$—	$344,685
Transfer from residential mortgage loans to other assets	$1,338	$2,100
Transfer from investments in debt and equity of affiliates to CMBS	$—	$11,769

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	September 30, 2021	September 30, 2020
Cash and cash equivalents	$101,749	$44,592
Restricted cash	27,087	5,108
Total cash and cash equivalents and restricted cash shown in the consolidated statements of cash flows	$128,836	$49,700

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021

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
Credit - Residential
Residential mortgage loans
•Residential mortgage loans represent pools of fixed- and adjustable-rate loans collateralized by Non-QM, GSE Non-Owner Occupied, re-performing, and non-performing mortgages.
•Non-QM Loans are residential mortgage loans that are not deemed "qualified mortgage," or "QM," loans under the rules of the Consumer Finance Protection Bureau.
•GSE Non-Owner Occupied Loans are loans that are underwritten in accordance with U.S. government-sponsored entity ("GSE") guidelines and are secured by investment properties.
•Performing, re-performing, and non-performing loans are residential mortgage loans collateralized by a first lien mortgaged property.

Non-Agency Residential Mortgage-Backed Securities ("RMBS")
•Non-Agency RMBS represent fixed- and floating-rate RMBS issued by entities other than U.S. GSEs or agencies of the U.S. government. The mortgage loan collateral for Non-Agency RMBS consists of residential mortgage loans that do not generally conform to underwriting guidelines issued by a GSE or agency of the U.S. government.

Credit - Commercial
Commercial Mortgage-Backed Securities ("CMBS")
•CMBS represent investments of fixed- and floating-rate CMBS secured by, or evidencing an ownership interest in, a single commercial mortgage loan or a pool of commercial mortgage loans. Single-Asset/Single-Borrower securities are CMBS which securitize a single loan that is backed by a single asset (usually a large commercial property) or by a pool of cross collateralized mortgage obligations to a single borrower or related borrowers. Conduit CMBS are CMBS that are collateralized by commercial mortgage loans to multiple borrowers. The Company did not hold any CMBS as of September 30, 2021.

Commercial Loans
•Commercial loans are collateralized by an interest in commercial real estate and represent a contractual right to receive money on demand or on fixed or determinable dates. The Company did not hold any Commercial Loans as of September 30, 2021.

Agency RMBS	•Agency RMBS represent interests in pools of residential mortgage loans guaranteed by a GSE such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government such as Ginnie Mae.
Excess MSRs
•Excess MSRs represent the excess servicing spread related to mortgage servicing rights, whose underlying collateral is securitized in a trust held by a GSE or agency of the U.S. government ("Agency Excess MSR"). The Company did not directly hold any Agency Excess MSRs as of September 30, 2021.

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
September 30, 2021
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

COVID-19 Impact

In March 2020, the global novel coronavirus ("COVID-19") pandemic and the related economic conditions caused financial and mortgage-related asset markets to come under extreme duress, resulting in credit spread widening, a sharp decrease in interest rates and unprecedented illiquidity in repurchase agreement financing and mortgage-backed securities ("MBS") markets. The illiquidity was exacerbated by inadequate demand for MBS among primary dealers due to balance sheet constraints. Refer to Note 2 "Financing arrangements" for further details related to the impact to the Company as a result of these economic conditions. Although market conditions have improved during 2021, the COVID-19 pandemic is ongoing with new variants emerging despite growing vaccination rates. As a result, the full impact of COVID-19 on the mortgage REIT industry, credit markets, and, consequently, on the Company’s financial condition and results of operations for future periods remains uncertain.

2. Summary of significant accounting policies

The accompanying unaudited consolidated financial statements and related notes have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. For all periods presented, all per share amounts and common shares outstanding have been adjusted on a retroactive basis to reflect the Company's one-for-three reverse stock split which was effected following the close of business on July 22, 2021. Certain prior period amounts have been reclassified to conform to the current period’s presentation. As of September 30, 2021 and December 31, 2020, the Company reclassified Agency RMBS, Non-Agency RMBS, and CMBS with an aggregate fair value of $510.0 million and $613.5 million, respectively, into the "Real estate securities, at fair value" line item on the consolidated balance sheets. See Note 4 for details related to Agency RMBS, Non-Agency RMBS, and CMBS. Excess MSRs with a fair value of $0.1 million and $3.2 million as of September 30, 2021 and December 31, 2020, respectively, were reclassified into the "Other Assets" line item on the consolidated balance sheets. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows have been included for the interim period and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.

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
September 30, 2021
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
September 30, 2021
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
September 30, 2021
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

Arc Home

On December 9, 2015, the Company, alongside private funds managed by Angelo Gordon, through AG Arc LLC, one of the Company’s indirect subsidiaries ("AG Arc"), formed Arc Home LLC ("Arc Home"). Arc Home originates residential mortgage loans and retains the mortgage servicing rights associated with the loans it originates. Arc Home is led by an external management team. The Company has chosen to make a fair value election with respect to its investment in AG Arc pursuant to ASC 825. The Company elected to treat its investment in AG Arc as a taxable REIT subsidiary. As a result, income or losses recognized by the Company from its investment in AG Arc are recorded in "Equity in earnings/(loss) from affiliates" line item on the Company's consolidated statement of operations net of income taxes.

From time to time, the Company acquires newly originated non-agency loans from Arc Home with the intent to securitize the assets and obtain non-recourse financing. In connection with the sale of loans from Arc Home to the Company, gains or losses recorded by Arc Home are consolidated into AG Arc. In accordance with ASC 323-10, for loans acquired from Arc Home that remain on the Company's consolidated balance sheet at period end, the Company eliminates any profits or losses typically recognized through the "Equity in earnings/(loss) from affiliates" line item on the Company's consolidated statement of operations and adjusts the cost basis of the underlying loans accordingly. For the three and nine months ended September 30, 2021, the Company eliminated $1.6 million and $3.5 million of intra-entity profits recognized by Arc Home, respectively, and also decreased the cost basis of the underlying loans by the same amount in connection with loan sales to the Company. The Company did not purchase any loans from Arc Home during three and nine months ended September 30, 2020 and, as a result, it did not eliminate any intra-entity profits during the three and nine months ended September 30, 2020.

MATH

On August 29, 2017, the Company, alongside private funds managed by Angelo Gordon, formed Mortgage Acquisition Holding I LLC ("MATH") to conduct a residential mortgage investment strategy. MATH in turn sponsored the formation of an entity called Mortgage Acquisition Trust I LLC ("MATT") to purchase predominantly Non-QM Loans. MATT made an election to be treated as a real estate investment trust beginning with the 2018 tax year. As of September 30, 2021, MATT primarily holds retained tranches from securitizations.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021

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

	September 30, 2021			December 31, 2020
	Assets	Liabilities	Equity	Assets	Liabilities	Equity
Non-QM Loans (1)	$73,182	$(45,686)	$27,496	$153,200	$(111,135)	$42,065
Land Related Financing	17,660	—	17,660	22,824	—	22,824
Other (2)	12,107	(5,185)	6,922	41,940	(5,588)	36,352
Real Estate Securities and Loans, at fair value	$102,949	$(50,871)	$52,078	$217,964	$(116,723)	$101,241

AG Arc, at fair value	51,949	—	51,949	45,341	—	45,341

Cash and Other assets/(liabilities)	5,899	(803)	5,096	5,279	(1,194)	4,085

Investments in debt and equity of affiliates	$160,797	$(51,674)	$109,123	$268,584	$(117,917)	$150,667
(1)As of September 30, 2021 and December 31, 2020, Non-QM Loans excluded loans with an unpaid principal balance of $8.2 million and $17.3 million, respectively, whereby an affiliate of MATT has the right, but not the obligation, to repurchase loans from a trust that are 90 days or more delinquent at its discretion. These loans, which are eligible to be repurchased, would be recorded on the balance sheet of MATT, an unconsolidated equity method investee of the Company, with a corresponding and offsetting liability.
(2)Certain loans held in securitized form are presented net of non-recourse securitized debt.

The below table reconciles the net income/(loss) to the "Equity in earnings/(loss) from affiliates" line item on the Company's consolidated statements of operations (in thousands).

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Non-QM Loans	$(644)	$1,828	$15,277	$(33,016)
AG Arc (1)	399	13,407	4,033	12,891
Land Related Financing	598	728	1,848	1,865
Other	6,529	1,224	13,338	(5,311)
Equity in earnings/(loss) from affiliates	$6,882	$17,187	$34,496	$(23,571)
(1)The earnings/(loss) at AG Arc during the three and nine months ended September 30, 2021 were primarily the result of $1.0 million and $5.4 million of net income related to Arc Home's lending and servicing operations, offset by $(0.7) million and $(1.9) million, respectively, related to changes in the fair value of the MSR portfolio held by Arc Home. Earnings/(loss) recognized by AG Arc do not include the Company's portion of gains recorded by Arc Home in connection with the sale of residential mortgage loans to the Company. For the three and nine months ended September 30, 2021, the Company eliminated $1.6 million and $3.5 million, respectively, of intra-entity profits recognized by Arc Home and also decreased the cost basis of the underlying loans the Company purchased by the same amount, as described above.

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
September 30, 2021
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
September 30, 2021
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

Interest income recognition

Interest income on the Company’s real estate securities portfolio and loan portfolio is accrued based on the actual coupon rate and the outstanding principal balance of such securities or loans. The Company has elected to record interest in accordance with ASC 835-30-35-2, "Imputation of Interest," using the effective interest method for all securities and loans accounted for under the fair value option in accordance with ASC 825, "Financial Instruments." As such, premiums and discounts are amortized or accreted into interest income over the lives of the securities or loans in accordance with ASC 310-20, "Nonrefundable Fees and Other Costs," ASC 320-10 or ASC 325-40, as applicable. Total interest income is recorded in the "Interest income" line item on the consolidated statement of operations.

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

Similarly, the Company also reassesses the cash flows on at least a quarterly basis for securities and loans, including Non-Agency RMBS, CMBS, interest-only securities, Non-QM Loans, GSE Non-Owner Occupied Loans, and Excess MSRs. In estimating these cash flows, there are a number of assumptions made that are uncertain and subject to judgments and assumptions based on subjective and objective factors and contingencies. These include the rate and timing of principal and interest receipts (including assumptions of prepayments, repurchases, defaults, and liquidations), the pass-through or coupon rate and interest rate fluctuations. In addition, interest payment shortfalls due to delinquencies on the underlying mortgage loans have to be estimated. Differences between previously estimated cash flows and current actual and anticipated cash flows are recognized prospectively through an adjustment of the yield over the remaining life of the security based on the current amortized cost of the investment.

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
September 30, 2021
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

The Company pledges certain securities, loans, or properties as collateral under financing arrangements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. The amounts available to be borrowed under repurchase agreements and revolving facilities are dependent upon the fair value of the securities or loans pledged as collateral, which can fluctuate with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance, and real estate industries. If the fair value of pledged assets declines due to changes in market conditions, lenders typically would require the Company to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls. The fair value of financial instruments pledged as collateral on the Company’s financing arrangements represents the Company’s fair value of such instruments which may differ from the fair value assigned to the collateral by its counterparties. The Company maintains a level of liquidity in order to meet these obligations. If the fair value of pledged assets increases due to changes in market conditions, counterparties may be required to return collateral to us in the form of securities or cash or post additional collateral to us. Financings pursuant to repurchase agreements and revolving facilities are generally recourse to the Company. As of September 30, 2021 and December 31, 2020, the Company had met all margin call requirements.

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
September 30, 2021
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

Accounting for derivative financial instruments

Derivative contracts

The Company enters into derivative contracts as a means of mitigating interest rate risk rather than to enhance returns. The Company accounts for derivative financial instruments in accordance with ASC 815-10, "Derivatives and Hedging." ASC 815-10 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. Additionally, if or when hedge accounting is elected, the fair value adjustments will affect either other comprehensive income in stockholders’ equity until the hedged item is recognized in earnings or net income depending on whether the derivative instrument is designated and qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. As of September 30, 2021 and December 31, 2020, the Company did not have any interest rate derivatives designated as hedges. All derivatives have been recorded at fair value with corresponding changes in fair value recognized in the consolidated statement of operations. The Company records derivative asset and liability positions on a gross basis with respect to its counterparties. During the period in which the Company unwinds a derivative, it records a realized gain/(loss) in the "Net realized gain/(loss)" line item in the consolidated statement of operations.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021
Forward Purchase Commitments

The Company may enter into forward purchase commitments with counterparties whereby the Company commits to purchasing residential mortgage loans at a particular price. Actual loan purchases are contingent upon successful loan closings. The counterparties are required to deliver the committed loans on a mandatory basis. These commitments to purchase mortgage loans are classified as derivatives and are therefore recorded at fair value on the consolidated balance sheets, with corresponding changes in fair value recognized in the consolidated statement of operations. Derivatives with positive fair values to the Company are reported as assets and derivatives with negative fair values to the Company are reported as liabilities.

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
September 30, 2021
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

Deal related performance fees

The Company may incur deal related performance fees, payable to Arc Home and third-party operators, on certain of its CMBS and Land Related Financing. The deal related performance fees are based on these investments meeting certain performance hurdles. The fees are accrued and expensed during the period for which they are incurred and are included in the "Other operating expenses" and "Equity in earnings/(loss) from affiliates" line items on the consolidated statement of operations.

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

Recent accounting pronouncements

In March 2020, FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." This ASU provides temporary optional guidance intended to ease the burden of reference rate reform on financial reporting. This ASU is effective as of March 12, 2020 through December 31, 2022 and may be elected over time as reference rate reform activities occur. The ASU applies to all entities that have contracts, hedging relationships and other transactions that reference LIBOR and certain other reference rates that are expected to be discontinued. However, it cannot be applied to contract modifications that occur after December 31, 2022. With certain exceptions, this ASU also cannot be applied to hedging relationships entered into or evaluated after that date. The guidance provides optional expedients and exceptions for applying existing guidance to contract modifications, hedging relationships and other transactions that are expected to be affected by reference rate reform and meet certain scope guidance. While the Company is currently assessing the impact of this ASU, the Company does not expect the adoption to have a material impact on the Company’s consolidated financial statements

3. Loans

Residential mortgage loans

For the three months ended September 30, 2021, the Company purchased Non-QM Loans with a gross aggregate unpaid principal balance and a gross acquisition fair value of $381.0 million and $396.9 million, respectively. For the nine months ended September 30, 2021, the Company purchased Non-QM Loans with a gross aggregate unpaid principal balance and a gross acquisition fair value of $1.0 billion and $1.1 billion, respectively. A portion of these loans were purchased from Arc Home. See Note 10 for more detail.

For the three and nine months ended September 30, 2021, the Company purchased GSE Non-Owner Occupied Loans with a gross aggregate unpaid principal balance and a gross acquisition fair value of $208.2 million and $213.4 million, respectively. A portion of these loans were purchased from Arc Home. See Note 10 for more detail.

The Company did not sell any residential mortgage loans during the three months ended September 30, 2021. For the nine months ended September 30, 2021, the Company sold 367 loans for total proceeds of $45.6 million and one residual position

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021
where the Company previously consolidated the securitization for total proceeds of $1.6 million, recording realized gains of $8.1 million and realized losses of $0.4 million.

For the three months ended September 30, 2020, the Company sold 52 loans for total proceeds of $6.2 million, recording realized gains of $0.3 million and realized losses of $0.6 million. For the nine months ended September 30, 2020, the Company sold 2,410 loans for total proceeds of $389.0 million, recording realized gains of $1.8 million and realized losses of $59.3 million.

The table below details information regarding the Company’s residential mortgage loan portfolio as of September 30, 2021 and December 31, 2020 ($ in thousands). The gross unrealized gains/(losses) in the table below represent inception to date gains/(losses).

	Unpaid Principal Balance			Gross Unrealized			Weighted Average
		Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value (1)	Coupon	Yield	Life (Years) (2)
Non-QM Loans	$975,501	$38,730	$1,014,231	$16,016	$(248)	$1,029,999	5.02%	3.64%	4.10
GSE Non-Owner Occupied Loans	207,801	4,644	212,445	2,188	—	214,633	3.63%	3.11%	6.15
Re- and Non-Performing Loans	399,728	(51,164)	348,564	18,532	(4,662)	362,434	3.56%	6.21%	7.06
Total at September 30, 2021 (3)	$1,583,030	$(7,790)	$1,575,240	$36,736	$(4,910)	$1,607,066	4.47%	4.15%	5.11

Re- and Non-Performing Loans at December 31, 2020 (4)	$500,980	$(69,007)	$431,973	$13,640	$(10,172)	$435,441	3.58%	5.69%	6.67
(1)As of September 30, 2021, the fair value of the Company's residential mortgage loan portfolio includes $484.4 million and $356.7 million of Non-QM Loans and Re- and Non-Performing Loans included within Residential Mortgage Loan VIEs, respectively. As of December 31, 2020, the fair value of the Company's residential mortgage loan portfolio includes $426.6 million of Re- and Non-Performing Loans included within Residential Mortgage Loan VIEs. Refer to the "Variable interest entities" section below for additional details.
(2)This is based on projected life. Typically, actual maturities are shorter than stated contractual maturities. Maturities are affected by the lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.
(3)As of September 30, 2021, the Company’s residential mortgage loan portfolio was comprised of 5,099 loans with original loan balances between $5.6 thousand and $3.7 million. Additionally, the Company had residential mortgage loans that were in the process of foreclosure with a fair value of $30.8 million.
(4)As of December 31, 2020, the Company’s residential mortgage loan portfolio was comprised of 3,273 conventional loans with original loan balances between $5.6 thousand and $3.4 million. Additionally, the Company had residential mortgage loans that were in the process of foreclosure with a fair value of $37.1 million.

The table below details information regarding the Company’s residential mortgage loans as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021		December 31, 2020
	Fair Value	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance
Non-QM Loans	$1,029,999	$975,501	$—	$—
GSE Non-Owner Occupied Loans	214,633	207,801	—	—
Re-Performing Loans	259,682	279,330	312,733	347,359
Non-Performing Loans	96,975	113,223	113,976	134,129
Other (1)	5,777	7,175	8,732	19,492
	$1,607,066	$1,583,030	$435,441	$500,980
(1)Represents residual positions where the Company consolidates a securitization and the positions are recorded in the Company's consolidated balance sheets as residential mortgage loans. There may be limited data available regarding the underlying collateral of such securitizations.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021
The Company’s residential mortgage loan portfolio consisted of mortgage loans on residential real estate located throughout the United States. The following is a summary of the geographic concentration of credit risk within the Company’s residential mortgage loan portfolio as of September 30, 2021 and December 31, 2020, excluding any loans classified as Other above:

Geographic Concentration of Credit Risk	September 30, 2021	December 31, 2020
Percentage of fair value of mortgage loans secured by properties in the following states representing 5% or more of fair value:
California	35%	17%
New York	14%	10%
Florida	12%	11%
New Jersey	7%	6%

The following is a summary of the changes in the accretable portion of the discount for the Company’s re-performing and non-performing loan portfolios for the three and nine months ended September 30, 2021 and 2020, which is determined by the excess of the Company’s estimate of undiscounted principal expected to be collected in excess of the amortized cost of the mortgage loan (in thousands). The table excludes residual positions where the Company consolidates a securitization and the positions are recorded in the Company's consolidated balance sheets as residential mortgage loans.

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Beginning Balance	$51,672	$37,287	$56,907	$41,472
Additions	—	12,860	—	28,110
Accretion	(1,318)	(767)	(3,669)	(4,057)
Reclassifications from/(to) non-accretable difference	(3,548)	642	(871)	(1,208)
Disposals	(42)	(56)	(5,603)	(14,351)
Ending Balance	$46,764	$49,966	$46,764	$49,966

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021
Variable interest entities

The following table details certain information related to the assets and liabilities of the Residential Mortgage Loan VIEs as of September 30, 2021 and December 31, 2020 ($ in thousands):

	September 30, 2021			December 31, 2020
	Carrying Value	Weighted Average		Carrying Value	Weighted Average
		Yield	Life (Years) (1)		Yield	Life (Years) (1)
Assets
Non-QM Loan VIEs	$484,427	3.60%	4.01	$—	—%	—
RPL/NPL VIEs	356,657	5.81%	7.14	426,604	5.61%	6.78
Residential mortgage loans, at fair value	$841,084			$426,604
Restricted cash	1,503			2,110
Other assets	3,591			3,705
Total Assets	$846,178			$432,419

Liabilities
Non-QM Loan VIEs - Securitized debt	$442,883	1.27%	2.20	$—	—%	—
RPL/NPL VIEs - Securitized debt	265,538	3.05%	3.90	355,159	3.00%	3.85
Securitized debt, at fair value	$708,421			$355,159
Financing arrangements	57,007			25,590
Other liabilities	481			519
Total Liabilities	$765,909			$381,268

Total Equity	$80,269			$51,151
(1) This is based on projected life. Typically, actual maturities are shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

The holders of the securitized debt have no recourse to the general credit of the Company. The Company has no obligation to provide any other explicit or implicit support to the Residential Mortgage Loan VIEs.

Commercial loans

During the three months ended September 30, 2021, Loan K and Loan L were repaid in full for total proceeds of $74.1 million, recording realized gains of $0.4 million. In connection with the repayment of Loan L, the Company received $3.0 million of deferred interest for the 12-month period following a loan modification entered into with the borrower during the fourth quarter of 2020. In addition, the proceeds received from the repayment of Loan L were used to pay down the $26.0 million commercial loan revolving facility. In addition to these payoffs, the Company sold Loan G and Loan I for total proceeds of $74.3 million, recording realized losses of $2.9 million during the nine months ended September 30, 2021. As of September 30, 2021, the Company did not hold any commercial loans.

For the three months ended September 30, 2020, the Company sold one commercial loan, for total proceeds of $2.7 million, recording realized losses of $4.7 million. For the nine months ended September 30, 2020, the Company sold two commercial loans for total proceeds of $36.9 million, recording realized losses of $6.5 million.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021

The following table presents detail on the Company’s commercial loan portfolio as of December 31, 2020 ($ in thousands). The gross unrealized losses in the table below represents inception to date unrealized losses.

				Gross Unrealized Losses		Weighted Average			Extended Maturity Date
Loan	Current Face	Premium (Discount)	Amortized Cost		Fair Value	Coupon	Yield	Life (Years)		Location	Collateral Type
Commercial Loans, at fair value
Loan G	$59,451	$—	$59,451	$(3,940)	$55,511	5.27%	5.27%	1.54	July 9, 2022	CA	Condo, Retail, Hotel
Loan K	15,787	—	15,787	(1,100)	14,687	10.00%	10.83%	1.27	February 22, 2024	NY	Hotel, Retail
Loan L	51,000	(337)	50,663	(9,312)	41,351	N/A	N/A	3.61	July 22, 2024	IL	Hotel, Retail
	126,238	(337)	125,901	(14,352)	111,549	3.73%	4.05%	2.34
Commercial Loans Held for Sale, at fair value
Loan I	15,929	(175)	15,754	(1,795)	13,959	11.50%	12.23%	2.22	February 9, 2023	MN	Office, Retail
Total	$142,167	$(512)	$141,655	$(16,147)	$125,508	4.60%	4.96%	2.33

4. Real Estate Securities

The following tables detail the Company’s real estate securities portfolio as of September 30, 2021 and December 31, 2020 ($ in thousands). The gross unrealized gains/(losses) in the tables below represent inception to date unrealized gains/(losses).

September 30, 2021	Current Face	Premium / (Discount)	Amortized Cost	Gross Unrealized			Weighted Average
				Gains	Losses	Fair Value	Coupon (1)	Yield
Agency RMBS:
30 Year Fixed Rate	$497,214	$12,797	$510,011	$695	$(4,180)	$506,526	2.19%	1.77%

Credit - Residential Investments:
Prime	6,966	(4,694)	2,272	421	—	2,693	3.50%	15.06%
Re/Non-Performing Securities	709	(55)	654	107	—	761	5.25%	32.50%
Total Credit - Residential Investments:	7,675	(4,749)	2,926	528	—	3,454	3.78%	18.90%

Total	$504,889	$8,048	$512,937	$1,223	$(4,180)	$509,980	2.20%	1.88%

December 31, 2020	Current Face	Premium / (Discount)	Amortized Cost	Gross Unrealized			Weighted Average
				Gains	Losses	Fair Value	Coupon (1)	Yield
Agency RMBS:
30 Year Fixed Rate	$494,307	$22,368	$516,675	$1,794	$(117)	$518,352	2.10%	1.17%

Credit Investments:
Residential Investments
Prime	15,093	(7,081)	8,012	663	(10)	8,665	3.68%	8.97%
Alt-A/Subprime	16,287	(9,377)	6,910	4,586	—	11,496	4.25%	12.52%
Credit Risk Transfer	13,880	—	13,880	15	(587)	13,308	4.71%	4.70%
Non-U.S. RMBS	2,435	706	3,141	51	(92)	3,100	6.45%	6.41%
Non-Agency RMBS Interest Only (2)	157,590	(157,513)	77	207	(48)	236	0.53%	NM
Re/Non-Performing Securities	1,690	(238)	1,452	149	—	1,601	5.25%	14.05%
Total Residential Investments:	206,975	(173,503)	33,472	5,671	(737)	38,406	2.01%	8.50%
Commercial Investments
Conduit	4,925	(1,024)	3,901	—	(606)	3,295	4.62%	11.89%
Single-Asset/Single-Borrower	50,480	(1,494)	48,986	668	(9,464)	40,190	4.15%	4.81%
Freddie Mac K-Series CMBS	22,572	(12,062)	10,510	47	(1,557)	9,000	3.83%	9.00%
CMBS Interest Only (3)	687,077	(682,961)	4,116	256	(69)	4,303	0.10%	6.93%
Total Commercial Investments:	765,054	(697,541)	67,513	971	(11,696)	56,788	0.44%	6.04%
Total Credit Investments:	972,029	(871,044)	100,985	6,642	(12,433)	95,194	0.65%	7.04%

Total	$1,466,336	$(848,676)	$617,660	$8,436	$(12,550)	$613,546	1.18%	2.08%
(1)Equity residual investments and principal only securities with a zero coupon rate are excluded from this calculation.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021
(2)Non-Agency RMBS Interest Only includes only two investments as of December 31, 2020. The overall impact of the investments' yields on the Company's portfolio is not meaningful.
(3)Comprised of Freddie Mac K-Series interest-only bonds.

The following tables detail the weighted average life of our real estate securities as of September 30, 2021 and December 31, 2020 ($ in thousands):

September 30, 2021	Agency RMBS			Credit - Residential Investments
Weighted Average Life (1)	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon (2)
Less than or equal to 1 year	$—	$—	—%	$553	$516	5.25%
Greater than one year and less than or equal to five years	—	—	—	208	138	—%
Greater than five years and less than or equal to ten years	479,158	482,099	2.20%	2,284	2,107	3.50%
Greater than ten years	27,368	27,912	2.00%	409	165	—%
Total	$506,526	$510,011	2.19%	$3,454	$2,926	3.78%

December 31, 2020	Agency RMBS			Credit Investments
Weighted Average Life (1)	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon (2)
Less than or equal to 1 year	$—	$—	—%	$31,166	$39,588	1.81%
Greater than one year and less than or equal to five years	181,947	181,209	2.29%	20,131	21,634	0.33%
Greater than five years and less than or equal to ten years	336,405	335,466	2.00%	20,310	20,808	0.36%
Greater than ten years	—	—	—	23,587	18,955	4.18%
Total	$518,352	$516,675	2.10%	$95,194	$100,985	0.65%
(1)This is based on projected life. Typically, actual maturities are shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.
(2)Equity residual investments and principal only securities with a zero coupon rate are excluded from this calculation.

For the three months ended September 30, 2021, the Company sold four real estate securities for total proceeds of $202.8 million, recording realized losses of $4.8 million. For the nine months ended September 30, 2021, the Company sold 73 real estate securities for total proceeds of $760.7 million, recording realized gains of $12.4 million and realized losses $22.1 million.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021
5. Fair value measurements

The following tables present the Company’s financial instruments measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 (in thousands):

	Fair Value at September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Residential mortgage loans	$—	$875	$1,606,191	$1,607,066
30 Year Fixed Rate Agency RMBS	—	506,526	—	506,526
Non-Agency RMBS (1)	—	2,694	760	3,454
Excess mortgage servicing rights (2)	—	—	70	70
Derivative assets (3)	—	14,800	841	15,641
AG Arc (4)	—	—	51,949	51,949
Total Assets Measured at Fair Value	$—	$524,895	$1,659,811	$2,184,706
Liabilities:
Securitized debt	$—	$—	$(708,421)	$(708,421)
Derivative liabilities (3)	—	(676)	(46)	(722)
Total Liabilities Measured at Fair Value	$—	$(676)	$(708,467)	$(709,143)
(1)Non-Agency RMBS is comprised of Prime and Re/Non-Performing Securities.
(2)Excess mortgage servicing rights are included in the "Other assets" line item on the consolidated balance sheets.
(3)As of September 30, 2021, the Company applied a reduction in fair value of $13.4 million and $0.6 million to its interest rate swap assets and liabilities, respectively, related to variation margin with a corresponding increase or decrease in restricted cash, respectively. Derivative assets and liabilities are included in the "Other assets" and "Other liabilities" line items on the consolidated balance sheets, respectively. Refer to Note 2 and Note 7 for more information on the Company's accounting policies with regard to derivatives.
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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021

	Fair value at December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Residential mortgage loans	$—	$2,134	$433,307	$435,441
Agency RMBS:
30 Year Fixed Rate	—	518,352	—	518,352
Credit Investments:
Non-Agency RMBS (1)	—	35,070	3,100	38,170
Non-Agency RMBS Interest Only	—	236	—	236
CMBS (2)	—	52,485	—	52,485
CMBS Interest Only	—	4,303	—	4,303
Commercial loans	—	—	125,508	125,508
Excess mortgage servicing rights (3)	—	—	3,158	3,158
Derivative assets (4)	—	1,356	—	1,356
AG Arc (5)	—	—	45,341	45,341
Total Assets Measured at Fair Value	$—	$613,936	$610,414	$1,224,350
Liabilities:
Securitized debt	$—	$—	$(355,159)	$(355,159)
Derivative liabilities (4)	—	(294)	—	(294)
Total Liabilities Measured at Fair Value	$—	$(294)	$(355,159)	$(355,453)
(1)Non-Agency RMBS is comprised of Prime, Alt-A/Subprime, Credit Risk Transfer, Non-US RMBS, and Re/Non-Performing Securities.
(2)CMBS is comprised of Conduit, Single-Asset/Single-Borrower, and Freddie Mac K-Series CMBS.
(3)Excess mortgage servicing rights are included in the "Other assets" line item on the consolidated balance sheets.
(4)As of December 31, 2020, the Company applied a reduction in fair value of $1.4 million and $0.2 million to its interest rate swap assets and liabilities, respectively, related to variation margin with a corresponding increase or decrease in restricted cash, respectively. Derivative assets and liabilities are included in the "Other assets" and "Other liabilities" line items on the consolidated balance sheets, respectively. Refer to Note 2 and Note 7 for more information on the Company's accounting policies with regard to derivatives.
(5)Refer to Note 2 for more information on the Company's accounting policies with regard to cash equivalents, if applicable, and AG Arc. The table above includes the Company's investment in AG Arc, which is included in its "Investments in debt and equity of affiliates" line item on the consolidated balance sheets, as the Company has chosen to elect the fair value option with respect to its investment pursuant to ASC 825.

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

In determining the fair value of the Company's mortgage loans and securitized debt relating to the Residential Mortgage Loan VIEs, the Company considers data such as loan origination information, additional updated borrower information, loan servicing data, as available, forward interest rates, general economic conditions, home price index forecasts, and valuations of the underlying properties. The variables considered most significant to the determination of the fair value of the Company's mortgage loans include market-implied discount rates, projections of default rates, delinquency rates, prepayment rates, loss severity, loan-to-value ratios, and recovery rates. Projections of default and prepayment rates are impacted by other variables such as reperformance rates and timeline to liquidation. The Company uses loan level data and macro-economic inputs to

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021
generate loss adjusted cash flows and other information in determining the fair value of its mortgage loans. Because of the inherent uncertainty of such valuation, the fair value established for mortgage loans held by the Company may differ from the fair value that would have been established if a ready market existed for these mortgage loans.

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

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the three and nine months ended September 30, 2021 and 2020.

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

The following tables present additional information about the Company’s assets and liabilities which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

Three Months Ended September 30, 2021 (in thousands)
	Residential Mortgage Loans	Non-Agency RMBS	Commercial Loans	Excess Mortgage Servicing Rights	Derivative Assets	AG Arc	Securitized debt	Derivative Liabilities
Beginning balance	$1,028,378	$1,183	$62,279	$2,608	$—	$50,862	$(482,533)	$—
Purchases/Transfers	608,771	—	—	—	—	—	—	—
Issuances of Securitized Debt	—	—	—	—	—	—	(260,086)	—
Capital distributions	—	—	—	—	—	(893)	—	—
Proceeds from sales of assets	—	—	—	(2,364)		—	—
Proceeds from settlement	(42,095)	(396)	(70,195)	—	—	—	34,407	—
Total net gains/(losses) (1)
Included in net income	11,137	(27)	7,916	(174)	841	1,980	(209)	(46)
Ending Balance	$1,606,191	$760	$—	$70	$841	$51,949	$(708,421)	$(46)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of September 30, 2021 (2)	$10,880	$(27)	$—	$523	$841	$1,980	$(209)	$(46)
(1) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss), net	$20,389
Net realized gain/(loss)	(951)
Equity in earnings/(loss) from affiliates	1,980
Total	$21,418
(2) Unrealized gains/(losses) are recorded in the following line items in the consolidated statement of operations:
Unrealized gain/(loss), net	$11,962
Equity in earnings/(loss) from affiliates	1,980
Total	$13,942

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021

Three Months Ended September 30, 2020 (in thousands)
	Residential Mortgage Loans	Non-Agency RMBS	Commercial Loans	Excess Mortgage Servicing Rights	AG Arc	Securitized debt
Beginning balance	$379,822	$4,496	$127,685	$12,294	$28,030	$(198,974)
Transfers (1):
Transfers out of level 3	(2,225)	—	—	—	—	—
Purchases/Transfers	60,100	—	8,308	—	—	—
Issuances of Securitized Debt	—	—	—	—	—	(163,487)
Proceeds from sales of assets	(6,151)	—	(2,724)	(8,460)	—	—
Proceeds from settlement	(11,436)	(954)	(5,710)	—	—	6,798
Total net gains/(losses) (2)
Included in net income	7,263	148	(4,679)	(308)	13,406	(3,323)
Ending Balance	$427,373	$3,690	$122,880	$3,526	$41,436	$(358,986)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of September 30, 2020 (2)	$9,778	$221	$—	$3,298	$13,406	$(3,323)
(1) Transfers are assumed to occur at the beginning of the period. During the three months ended September 30, 2020, the Company transferred two Residential Mortgage Loan investments into the Level 2 category from the Level 3 category under the fair value hierarchy of ASC 820.
(2) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss), net	$9,575
Net realized gain/(loss)	(8,377)
Equity in earnings/(loss) from affiliates	13,406
Total	$14,604
(2) Unrealized gains/(losses) are recorded in the following line items in the consolidated statement of operations:
Unrealized gain/(loss), net	$9,974
Equity in earnings/(loss) from affiliates	13,406
Total	$23,380

Nine months ended September 30, 2021 (in thousands)
	Residential Mortgage Loans	Non-Agency RMBS	Commercial Loans	Excess Mortgage Servicing Rights	Derivative Assets	AG Arc	Securitized debt	Derivative Liabilities
Beginning balance	$433,307	$3,100	$125,508	$3,158	$—	$45,341	$(355,159)	$—
Transfers (1):
Transfers out of level 3	—	(1,499)	—	—	—	—	—	—
Purchases/Transfers	1,261,568	—	5,100	—	—	—	—	—
Issuances of Securitized Debt	—	—	—	—	—	—	(463,478)	—
Capital distributions	—	—	—	—	—	(893)	—	—
Proceeds from sales of assets	(45,615)	—	(74,342)	(2,364)		—	—
Proceeds from settlement	(75,746)	(897)	(70,232)	—	—	—	113,338	—
Total net gains/(losses) (2)
Included in net income	32,677	56	13,966	(724)	841	7,501	(3,122)	(46)
Ending Balance	$1,606,191	$760	$—	$70	$841	$51,949	$(708,421)	$(46)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of September 30, 2021 (3)	$25,481	$56	$—	$(27)	$841	$7,501	$(3,122)	$(46)
(1) Transfers are assumed to occur at the beginning of the period. During the nine months ended September 30, 2021, the Company transferred one Non-Agency RMBS into the Level 2 category from the Level 3 category under the fair value hierarchy of ASC 820.
(2) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss), net	$40,472
Net realized gain/(loss)	3,176
Equity in earnings/(loss) from affiliates	7,501
Total	$51,149
(3) Unrealized gains/(losses) are recorded in the following line items in the consolidated statement of operations:
Unrealized gain/(loss), net	$23,183
Equity in earnings/(loss) from affiliates	7,501
Total	$30,684

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021

Nine months ended September 30, 2020
	Residential Mortgage Loans	Non-Agency RMBS	Non-Agency RMBS Interest Only	CMBS	CMBS Interest Only	Commercial Loans	Excess Mortgage Servicing Rights	AG Arc	Securitized debt
Beginning balance	$417,785	$630,115	$1,074	$366,566	$47,992	$158,686	$17,775	$28,546	$(72,415)
Transfers (1):
Transfers into level 3	—	—	—	—	—	—	—	—	(151,933)
Transfers out of level 3	—	(210,709)	(1,074)	(170,816)	(22,055)	—	—	—	7,230
Purchases/Transfers	536,710	1,559	—	3,540	—	27,508	—	—	—
Issuances of Securitized Debt	—	—	—	—	—	—	—	—	(166,487)
Proceeds from sales of assets and seizures of assets	(393,559)	(362,199)	—	(148,111)	(21,995)	(36,924)	(8,460)	—	—
Proceeds from settlement	(50,563)	(11,823)	—	(9,367)	—	(5,710)	—	—	16,021
Total net gains/(losses) (2)
Included in net income	(83,000)	(43,253)	—	(41,812)	(3,942)	(20,680)	(5,789)	12,890	8,598
Ending Balance	$427,373	$3,690	$—	$—	$—	$122,880	$3,526	$41,436	$(358,986)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of September 30, 2020 (3)	$(25,443)	$(329)	$—	$—	$—	$(14,210)	$(2,183)	$12,890	$8,598
(1) Transfers are assumed to occur at the beginning of the period. During the nine months ended September 30, 2020, the Company transferred 50 Non-Agency RMBS securities, two Non-Agency RMBS Interest Only securities, 32 CMBS securities, 15 CMBS Interest Only securities, and one securitized debt security into the Level 2 category from the Level 3 category under the fair value hierarchy of ASC 820. During the nine months ended September 30, 2020, the Company transferred one securitized debt security into the Level 3 category from the Level 2 category under the fair value hierarchy of ASC 820.
(2) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Unrealized gain/(loss), net	$(71,500)
Net realized gain/(loss)	(118,378)
Equity in earnings/(loss) from affiliates	12,890
Total	$(176,988)
(3) Unrealized gains/(losses) are recorded in the following line items in the consolidated statement of operations:
Unrealized gain/(loss), net	$(33,567)
Equity in earnings/(loss) from affiliates	12,890
Total	$(20,677)

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021
The following tables present a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of investments for which the Company has utilized Level 3 inputs to determine fair value.

Asset Class	Fair Value at September 30, 2021 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
			Yield	1.69% - 15.00% (3.01%)
Residential Mortgage Loans	$1,565,296	Discounted Cash Flow	Projected Collateral Prepayments	3.32% - 33.71% (13.72%)
			Projected Collateral Losses	0.02% - 4.03% (0.60%)
			Projected Collateral Severities	-16.78% - 27.52% (10.90%)
	$4,902	Consensus Pricing	Offered Quotes	87.48 - 114.43 (102.44)
	$35,993	Recent Transaction	Cost	N/A
			Yield	15.00% - 15.00% (15.00%)
Non-Agency RMBS	$760	Discounted Cash Flow	Projected Collateral Prepayments	6.06% - 6.06% (6.06%)
			Projected Collateral Losses	2.46% - 2.46% (2.46%)
			Projected Collateral Severities	-41.91% - -41.91% (-41.91%)
Excess Mortgage Servicing Rights	$70	Consensus Pricing	Offered Quotes	0.26 - 0.26 (0.26)
			Yield	2.82% - 2.97% (2.86%)
Derivative assets	$841	Discounted Cash Flow	Projected Collateral Prepayments	12.37% - 15.66% (13.71%)
			Projected Collateral Losses	0.16% - 0.25% (0.21%)
			Projected Collateral Severities	10.00% - 10.00% (10.00%)
			Pull Through %	90.00% - 95.00% (91.34%)
AG Arc	$51,949	Comparable Multiple	Book Value Multiple	1.06x - 1.06x (1.06x)

Liability Class	Fair Value at September 30, 2021 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
			Yield	1.10% - 4.38% (1.80%)
Securitized debt	$(708,421)	Discounted Cash Flow	Projected Collateral Prepayments	5.81% - 11.02% (9.51%)
			Projected Collateral Losses	0.35% - 3.06% (1.01%)
			Projected Collateral Severities	8.42% - 16.50% (11.38%)
			Yield	3.04% - 3.04% (3.04%)
Derivative liabilities	$(46)	Discounted Cash Flow	Projected Collateral Prepayments	15.03% - 15.03% (15.03%)
			Projected Collateral Losses	0.22% - 0.22% (0.22%)
			Projected Collateral Severities	10.00% - 10.00% (10.00%)
			Pull Through %	100.00% - 100.00% (100.00%)

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021

Asset Class	Fair Value at December 31, 2020 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
			Yield	4.50% - 10.00% (5.01%)
Residential Mortgage Loans	$426,709	Discounted Cash Flow	Projected Collateral Prepayments	4.30% - 9.31% (7.28%)
			Projected Collateral Losses	1.66% - 5.75% (2.58%)
			Projected Collateral Severities	-9.29% - 49.43% (15.68%)
	$6,598	Consensus Pricing	Offered Quotes	82.03 - 106.29 (99.96)
			Yield	8.05% - 8.05% (8.05%)
Non-Agency RMBS	$1,601	Discounted Cash Flow	Projected Collateral Prepayments	5.46% - 5.46% (5.46%)
			Projected Collateral Losses	5.37% - 5.37% (5.37%)
			Projected Collateral Severities	-20.89% - -20.89% (-20.89%)
	$1,499	Consensus Pricing	Offered Quotes	91.59 - 91.59 (91.59)
			Yield	10.95% - 39.54% (14.09%)
Commercial Loans	$125,508	Discounted Cash Flow	Credit Spread	1,001 bps - 3,304 bps (1,279 bps)
			Recovery Percentage (2)	100.00% - 100.00% (100.00%)
			Loan-to-Value	43.60% - 97.50% (62.04%)
			Yield	9.00% - 9.70% (9.08%)
Excess Mortgage Servicing Rights	$3,073	Discounted Cash Flow	Projected Collateral Prepayments	11.11% - 15.51% (12.49%)
	$85	Consensus Pricing	Offered Quotes	0.25 - 0.25 (0.25)
AG Arc	$45,341	Comparable Multiple	Book Value Multiple	1.05x - 1.05x (1.05x)

Liability Class	Fair Value at December 31, 2020 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
			Yield	2.45% - 5.50% (2.98%)
Securitized debt	$(355,159)	Discounted Cash Flow	Projected Collateral Prepayments	5.90% - 8.20% (7.17%)
			Projected Collateral Losses	1.94% - 3.46% (2.62%)
			Projected Collateral Severities	12.70% - 20.03% (16.75%)
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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021
6. Financing arrangements

The following table presents a summary of the Company's financing arrangements as of September 30, 2021 and December 31, 2020 ($ in thousands).

	September 30, 2021						December 31, 2020
			Weighted Average		Collateral (1)(2)(3)
	Carrying Value	Stated Maturity	Funding Cost	Life (Years)	Amortized Cost Basis	Fair Value	Carrying Value
Repurchase Agreements
Residential Mortgage Loans (4)(5)	$713,049	Oct 2021 - Sept 2022	2.44%	0.50	$829,450	$854,977	$25,590
Agency RMBS	445,836	Oct 2021	0.11%	0.04	467,323	464,696	435,893
Non-Agency RMBS	1,634	Oct 2021	1.60%	0.04	2,761	3,044	14,550
CMBS	—	N/A	—%	—	—	—	24,881
Total Repurchase Agreements	$1,160,519		1.54%	0.32	$1,299,534	$1,322,717	$500,914

Revolving Facilities
Commercial Loans	$—	N/A	—%	—	$—	$—	$63,133
Total Financing Arrangements	$1,160,519		1.54%	0.32	$1,299,534	$1,322,717	$564,047
(1)The Company also had $4.6 million of cash pledged under repurchase agreements as of September 30, 2021.
(2)Under the terms of the Company’s financing agreements, the Company's financing counterparties may, in certain cases, sell or re-hypothecate the pledged collateral.
(3)Amounts pledged as collateral under Residential Mortgage Loans include certain of the Company's retained interests in securitizations. Refer to Note 3 for more information on the Residential Mortgage Loan VIEs.
(4)The Company's Residential Mortgage Loan financing arrangements include a maximum uncommitted borrowing capacity of $1.1 billion on facilities used to finance Non-QM Loans and $500 million on facilities used to finance GSE Non-Owner Occupied Loans.
(5)The funding cost includes deferred financing costs. The weighted average stated rate on the Residential Mortgage Loans repurchase agreements was 2.22% as of September 30, 2021.

The following table presents contractual maturity information about the Company's borrowings under repurchase agreements and revolving facilities as of September 30, 2021 ($ in thousands).

	Within 30 Days	Over 30 Days to 3 Months	Over 3 Months to 12 Months	Total
Repurchase Agreements
Residential Mortgage Loans	$12,599	$44,408	$656,042	$713,049
Agency RMBS	445,836	—	—	445,836
Non-Agency RMBS	1,634	—	—	1,634
Total Repurchase Agreements	$460,069	$44,408	$656,042	$1,160,519

Counterparties

The Company had exposure to five counterparties as of September 30, 2021 and December 31, 2020.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021
The following tables present information as of September 30, 2021 and December 31, 2020 with respect to each counterparty that provides the Company with financing for which the Company had greater than 5% of its stockholders’ equity at risk, excluding stockholders’ equity at risk under financing through affiliated entities ($ in thousands).

September 30, 2021
Counterparty	Stockholders’ Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders’ Equity
Barclays Capital Inc.	$84,947	71	17.3%
Credit Suisse AG, Cayman Islands Branch	56,517	169	11.5%

December 31, 2020
Counterparty	Stockholders’ Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders’ Equity
BofA Securities, Inc.	$28,091	19	6.9%
Credit Suisse AG, Cayman Islands Branch	26,305	35	6.4%
Barclays Capital Inc.	24,890	15	6.1%

Financial Covenants

The Company’s financing arrangements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each financing arrangement, typical supplemental terms include requirements of minimum equity and liquidity, leverage ratios, and performance triggers. In addition, some of the financing arrangements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that the Company fails to comply with the covenants contained in these financing arrangements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the associated agreement. Financings pursuant to repurchase agreements and revolving facilities are generally recourse to the Company. As of September 30, 2021, the Company is in compliance with all of its financial covenants.

7. Other assets and liabilities

The following table details certain information related to the Company's "Other assets" and "Other liabilities" line items on its consolidated balance sheet as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Other assets
Interest receivable	$8,483	$2,962
Derivative assets, at fair value	2,199	—
Other assets	4,105	5,538
Due from broker	3,217	907
Excess mortgage servicing rights, at fair value	70	3,158
Total Other assets	$18,074	$12,565

Other liabilities
Interest payable	$1,178	$853
Derivative liabilities, at fair value	110	68
Due to affiliates (1)	3,411	14,041
Purchase Price Payable on GSE Non-Owner Occupied Loans (2)	3,084	—
Accrued expenses	2,264	2,521
Due to broker	989	1,272
Total Other liabilities	$11,036	$18,755
(1)Refer to Note 10 for more information.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021
(2)Represents the portion of the purchase price on GSE Non-Owner Occupied Loans that has not yet settled as of September 30, 2021.

Derivatives

The following table presents the fair value of the Company's derivatives and other instruments and their balance sheet location as of September 30, 2021 and December 31, 2020 (in thousands).

Derivatives and Other Instruments (1)(2)	Balance Sheet Location	September 30, 2021	December 31, 2020
Pay Fix/Receive Float Interest Rate Swap Agreements (1)	Other liabilities	$(64)	$(68)
TBAs	Other assets	1,358	—
Forward Purchase Commitments	Other assets	841	—
Forward Purchase Commitments	Other liabilities	(46)	—
(1)As of September 30, 2021, the Company applied a reduction in fair value of $13.4 million and $0.6 million to its interest rate swap assets and liabilities, respectively, related to variation margin with a corresponding increase or decrease in restricted cash, respectively. As of December 31, 2020, the Company applied a reduction in fair value of $1.4 million and $0.2 million to its interest rate swap assets and liabilities, respectively, related to variation margin with a corresponding increase or decrease in restricted cash, respectively.
(2)As of September 30, 2021 and December 31, 2020, all derivatives held by the Company are not designated as hedges.

The following table summarizes information related to derivatives and other instruments (in thousands):

Notional amount of non-hedge derivatives and other instruments:	Notional Currency	September 30, 2021	December 31, 2020
Pay Fix/Receive Float Interest Rate Swap Agreements (1)	USD	$720,000	$417,000
Short TBAs	USD	(307,500)	—
Forward Purchase Commitments	USD	120,455	—
Short positions on British Pound Futures (2)	GBP	—	3,313
(1)As of September 30, 2021, the Company's pay fix/receive float interest rate swaps had a weighted average pay-fixed rate of 0.73%, a weighted average receive-variable rate of 0.13%, and a weighted average years to maturity of 5.87 years. As of December 31, 2020, the Company's pay fix/receive float interest rate swaps had a weighted average pay-fixed rate of 0.49%, a weighted average receive-variable rate of 0.23%, and a weighted average years to maturity of 5.99 years.
(2)Each British Pound Future contract embodies £62,500 of notional value.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021
The following table summarizes gains/(losses) related to derivatives and other instruments (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Included within Unrealized gain/(loss), net
Interest Rate Swaps	$10	$170	$12,565	$(11,418)
Swaptions	—	1,051	—	354
British Pound Futures	—	(57)	64	129
Euro Futures	—	—	—	20
TBAs	1,290	—	1,357	—
Forward Purchase Commitments	795	—	795	—
	2,095	1,164	14,781	(10,915)

Included within Net realized gain/(loss)
Interest Rate Swaps	1,657	—	2,554	(65,368)
Swaptions	—	(1,051)	—	(2,437)
British Pound Futures	—	(108)	(165)	406
Euro Futures	—	—	—	68
TBAs	(1,087)	—	(1,087)	4,610
	570	(1,159)	1,302	(62,721)
Total income/(loss)	$2,665	$5	$16,083	$(73,636)

Derivative and other instruments eligible for offset are presented gross on the consolidated balance sheets as of September 30, 2021 and December 31, 2020, if applicable. The Company has not offset or netted any derivatives or other instruments with any financial instruments or cash collateral posted or received.

The Company must post cash or securities as collateral on its derivative instruments when their fair value declines. This typically occurs when prevailing market rates change adversely, with the severity of the change also dependent on the term of the derivatives involved. The posting of collateral is generally bilateral, meaning that if the fair value of the Company’s derivatives increases, its counterparty will post collateral to it. As of September 30, 2021, the Company's restricted cash balance included $21.0 million of collateral related to certain derivatives, of which $8.2 million represents cash collateral posted by the Company and $12.8 million represents amounts related to variation margin. As of December 31, 2020, the Company's restricted cash balance included $10.8 million of collateral related to certain derivatives, of which $9.7 million represents cash collateral posted by the Company and $1.1 million represents amounts related to variation margin.

TBAs

The following tables present information about the Company’s TBAs for the three months ended September 30, 2021 and the nine months ended September 30, 2021 and September 30, 2020 (in thousands). The Company did not hold any TBA positions during the three months ended September 30, 2020.

For the Three Months Ended:
		Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Net Notional Amount	Net Fair Value as of Period End	Net Receivable/(Payable) from/to Broker	Derivative Asset
September 30, 2021	TBAs - Short	$(130,000)	$338,000	$(515,500)	$(307,500)	$(316,937)	$318,295	$1,358

For the Nine Months Ended:
		Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Net Notional Amount	Net Fair Value as of Period End	Net Receivable/(Payable) from/to Broker	Derivative Asset
September 30, 2021	TBAs - Short	$—	$338,000	$(645,500)	$(307,500)	$(316,937)	$318,295	$1,358
September 30, 2020	TBAs - Long	—	728,000	(728,000)	—	—	—	—

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021
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

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share for the three and nine months ended September 30, 2021 and 2020 (in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Numerator:
Net Income/(Loss) from Continuing Operations	$34,579	$20,046	$93,321	$(462,271)
Gain on Exchange Offers, net (Note 11)	—	539	472	539
Dividends on preferred stock	(4,586)	(5,563)	(14,199)	(16,897)
Net income/(loss) from continuing operations available to common stockholders	$29,993	$15,022	$79,594	$(478,629)
Net Income/(Loss) from Discontinued Operations	—	—	—	361
Net income/(loss) available to common stockholders	$29,993	$15,022	$79,594	$(478,268)

Denominator:
Basic weighted average common shares outstanding	16,077	11,474	15,270	11,116
Diluted weighted average common shares outstanding	16,077	11,474	15,270	11,116

Earnings/(Loss) Per Share - Basic
Continuing Operations	$1.87	$1.31	$5.21	$(43.06)
Discontinued Operations	—	—	—	0.03
Total Earnings/(Loss) Per Share of Common Stock	$1.87	$1.31	$5.21	$(43.03)

Earnings/(Loss) Per Share - Diluted
Continuing Operations	$1.87	$1.31	$5.21	$(43.06)
Discontinued Operations	—	—	—	0.03
Total Earnings/(Loss) Per Share of Common Stock	$1.87	$1.31	$5.21	$(43.03)

Restricted stock units issued to the Manager do not entitle the participant the rights of a shareholder of the Company’s common stock, such as dividend and voting rights, until shares are issued in settlement of the vested units. The restricted stock units are not considered to be participating shares. The dilutive effects of the restricted stock units are only included in diluted weighted average common shares outstanding. The Company had no unvested restricted stock units as of September 30, 2021 and December 31, 2020.

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

On December 17, 2020, the Company paid its Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock dividends that were in arrears as well as the full dividends payable on the preferred stock for the fourth quarter of 2020 in the amount of $1.54689, $1.50, and $1.50 per share, respectively. On December 22, 2020, the Company's Board of Directors declared a dividend of $0.09 per common share for the fourth quarter 2020 which was paid on January 29, 2021 to shareholders

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021
of record at the close of business on December 31, 2020. During the first through third quarters of 2021, the Company declared its preferred and common dividends in ordinary course.

The following table details the Company's common stock dividends declared during the nine months ended September 30, 2021:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
3/22/2021	4/1/2021	4/30/2021	$0.18
6/15/2021	6/30/2021	7/30/2021	0.21
9/15/2021	9/30/2021	10/29/2021	0.21
Total			$0.60

The Company did not declare any common stock dividends during the nine months ended September 30, 2020.

The following tables detail the Company's preferred stock dividends declared and paid during the nine months ended September 30, 2021 and 2020:

2021			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	8.25% Series A	8.00% Series B	8.000% Series C
2/16/2021	2/26/2021	3/17/2021	$0.51563	$0.50	$0.50
5/17/2021	5/28/2021	6/17/2021	0.51563	0.50	0.50
7/30/2021	8/31/2021	9/17/2021	0.51563	0.50	0.50
Total			$1.54689	$1.50	$1.50

2020			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	8.25% Series A	8.00% Series B	8.000% Series C
2/14/2020	2/28/2020	3/17/2020	$0.51563	$0.50	$0.50

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

Excise tax represents a four percent tax on the required amount of the Company’s ordinary income and net capital gains not distributed during the year. The expense is calculated in accordance with applicable tax regulations. For the three and nine months ended September 30, 2021, as well as the three months ended September 30, 2020, the Company did not record any excise tax expense. For the nine months ended September 30, 2020, the Company recorded excise tax expense of $(0.8) million. The reversal of the previously accrued excise tax expense during the nine months ended September 30, 2020 was a result of losses resulting from market conditions associated with the COVID-19 pandemic.

The Company files tax returns in several U.S jurisdictions. There are no ongoing U.S. federal, state or local tax examinations related to the Company.

Based on its analysis of any potential uncertain income tax positions, the Company concluded it did not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of September 30, 2021. The Company’s federal income tax returns for the last three tax years are open to examination by the Internal Revenue Service. In the event that the Company incurs income tax related interest and penalties, its policy is to classify them as a component of provision for income taxes.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021
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

For the three and nine months ended September 30, 2021, the Company incurred management fees of approximately $1.7 million and $5.0 million, respectively. For the three and nine months ended September 30, 2020, the Company incurred management fees of approximately $1.7 million and $5.5 million, respectively. As of September 30, 2021 and December 31, 2020, the Company recorded management fees payable of $1.7 million and $1.7 million, respectively.

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

Termination fee

Upon the occurrence of (i) the Company’s termination of the management agreement without cause or (ii) the Manager’s termination of the management agreement upon a breach by the Company of any material term of the management agreement, the Manager will be entitled to a termination fee equal to three times the average annual management fee during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter. As of September 30, 2021 and December 31, 2020, no event of termination of the management agreement had occurred.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021
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

Of the $5.0 million and $13.9 million of Other operating expenses for the three and nine months ended September 30, 2021, respectively, the Company has incurred $1.6 million and $4.2 million, respectively, representing a reimbursement of expenses. Of the $5.9 million and $11.4 million of Other operating expenses for the three and nine months ended September 30, 2020, respectively, the Company has incurred $2.3 million and $6.2 million, respectively, representing a reimbursement of expenses.

As of September 30, 2021 and December 31, 2020, the Company recorded a reimbursement payable to the Manager of $1.6 million and $1.8 million, respectively. For the year ended December 31, 2021, the Manager agreed to waive its right to receive expense reimbursements of $0.8 million.

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

Restricted stock grants

Equity Incentive Plans

Effective on April 15, 2020 upon the approval of the Company's stockholders at its 2020 annual meeting of stockholders, the 2020 Equity Incentive Plan provides for a maximum of 666,666 shares of common stock to be issued. The maximum number of shares of common stock granted during a single fiscal year to any non-employee director, taken together with any cash fees paid to such non-employee director during any fiscal year, shall not exceed $300,000 in total value (calculating the value of any such awards based on the grant date fair value). As of September 30, 2021, 606,372 shares of common stock were available to be awarded under the 2020 Equity Incentive Plan.

Since its IPO, the Company has granted an aggregate of 35,264 and 60,294 shares of restricted common stock to its independent directors under its equity incentive plan dated July 6, 2011 and its 2020 Equity Incentive Plan, respectively. As of September 30, 2021, all shares of restricted common stock granted to its independent directors have vested.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021

Manager Equity Incentive Plans

Following approval of the Company's stockholders at its 2021 annual meeting of stockholders, the AG Mortgage Investment Trust, Inc. 2021 Manager Equity Incentive Plan (the "2021 Manager Plan") became effective on April 7, 2021 and provides for a maximum of 573,425 shares of common stock to be issued to the Manager. As of September 30, 2021, there were no shares or awards issued under the 2021 Manager Plan.

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

Director compensation

Beginning January 1, 2021, the annual base director's fee for each independent director decreased from $160,000 to $150,000, $70,000 of which is payable on a quarterly basis in cash and $80,000 of which is payable on a quarterly basis in shares of restricted common stock. The number of shares of restricted common stock to be issued each quarter to each independent director is determined based on the average of the high and low prices of the Company’s common stock on the New York Stock Exchange on the last trading day of each fiscal quarter. To the extent that any fractional shares would otherwise be issuable and payable to each independent director, a cash payment is made to each independent director in lieu of any fractional shares. All directors’ fees are paid pro rata (and restricted stock grants determined) on a quarterly basis in arrears, and shares issued are fully vested and non-forfeitable. These shares may not be sold or transferred by such director during the time of their service as an independent member of the Company’s board. As of September 30, 2021, the Company's Board of Directors consisted of four independent directors.

Pursuant to the Forbearance Agreement previously discussed, the Company, among other things, agreed to compensate its independent directors solely with common stock for the quarter ended March 31, 2020.

Investments in debt and equity of affiliates

The Company invests in credit sensitive residential assets through affiliated entities which hold an ownership interest in the assets. The Company is one investor, amongst other investors managed by affiliates of Angelo Gordon, in such entities and has applied the equity method of accounting for such investments. See Note 2 for the gross fair value of the Company's share of these investments as of September 30, 2021 and December 31, 2020 and the net income/(loss) generated by these investments for the three and nine months ended September 30, 2021 and 2020.

The Company’s investment in AG Arc is reflected within the "Investments in debt and equity of affiliates" line item on its consolidated balance sheets. The Company has an approximate 44.6% interest in AG Arc. See Note 2 for the fair value of AG Arc as of September 30, 2021 and December 31, 2020.

Arc Home may sell loans to the Company, to third parties, or to affiliates of the Manager. Arc Home may also enter into agreements with us, third parties, or affiliates of the Manager to sell rights to receive the excess servicing spread related to MSRs that it either purchases from third parties or originates. The Company, directly or through its subsidiaries, previously entered into agreements with Arc Home to purchase rights to receive the excess servicing spread related to certain of Arc Home's MSRs. As of September 30, 2021, the Company did not hold any of these Excess MSRs. These Excess MSRs had a fair value of approximately $3.5 million as of December 31, 2020. See below "Transactions with affiliates" for details regarding the sale of the Company's Excess MSRs during the third quarters of 2020 and 2021.

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
September 30, 2021
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

Transactions with affiliates

In connection with the Company’s investments in residential mortgage loans, the Company engages asset managers to provide advisory, consultation, asset management, and other services. The Company engaged Red Creek Asset Management LLC ("Asset Manager"), a related party of the Manager and direct subsidiary of Angelo Gordon, as the asset manager for certain of its residential mortgage loans. The Company pays the Asset Manager separate arm’s-length asset management fees as assessed and confirmed periodically by a third-party valuation firm. In the third quarter of 2019, the third-party assessment of asset management fees resulted in the Company updating the fee amount for its Re- and Non-Performing Loans and establishing the fee level for its Non-QM Loans. The fees paid by the Company to the Asset Manager totaled $0.5 million and $1.7 million for the three and nine months ended September 30, 2021, respectively. The fees paid by the Company to the Asset Manager totaled $0.6 million and $2.1 million for the three and nine months ended September 30, 2020, respectively.

During 2020, Arc Home began selling Non-QM Loans to a private fund under the management of Angelo Gordon. Arc Home sold Non-QM Loans with an unpaid principal balance of $172.0 million and $440.6 million to this affiliate of the Manager during the three and nine months ended September 30, 2021, respectively. For the three and nine months ended September 30, 2020, Arc Home sold Non-QM Loans with an unpaid principal balance of $4.6 million to this affiliate of the Manager.

For the three and nine months ended September 30, 2021, Arc Home sold Non-QM Loans with an unpaid principal balance of $172.1 million and $422.5 million to the Company, respectively. For the three and nine months ended September 30, 2021, Arc Home sold GSE Non-Owner Occupied Loans with an unpaid principal balance of $64.6 million to the Company.

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

In July 2020, in accordance with the Company’s Affiliated Transactions Policy, the Company sold certain real estate securities to an affiliate of the Manager. As of the date of the transaction, these real estate securities had a total fair value of $1.9 million. The purchase occurred by the affiliate submitting an offer to purchase the securities to the Company in a competitive bidding process. This allowed the Company to confirm third-party market pricing and best execution.

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
September 30, 2021
$3.5 billion. The Company's share of the total proceeds approximated $8.5 million, representing its approximate 45% ownership interest. Arc Home subsequently sold its Ginnie Mae MSR portfolio to a third party.

In October 2020, in accordance with the Company’s Affiliated Transactions Policy, the Company acquired certain real estate securities and Excess MSRs from an affiliate of the Manager. As of the date of the transaction, these real estate securities and Excess MSRs had a total fair value of $0.5 million and $20.0 thousand, respectively. As procuring market bids for the real estate securities was determined to be impracticable in the Manager’s reasonable judgment, appropriate pricing was based on a valuation prepared by third-party pricing vendors. The third-party pricing vendors allowed the Company to confirm third-party market pricing and best execution.

In March 2021, in accordance with the Company’s Affiliated Transactions Policy, the Company sold certain real estate securities to an affiliate of the Manager. As of the date of the transaction, these real estate securities had a total fair value of $6.9 million. The purchase occurred by the affiliate submitting an offer to purchase the securities to the Company in a competitive bidding process. This allowed the Company to confirm third-party market pricing and best execution.

In April 2021, in accordance with the Company’s Affiliated Transactions Policy, the Company sold certain CMBS to affiliates of the Manager. As of the date of the transaction, the CMBS sold to the buyer had a total fair value of $16.8 million. Pricing was based on valuations prepared by third-party pricing vendors in accordance with the Company's policy. The third-party pricing vendors allowed the Company to confirm third-party market pricing and best execution.

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

In July 2021, in accordance with the Company’s Affiliated Transactions Policy, the Company sold certain real estate securities to affiliates of the Manager. As of the date of the transaction, these real estate securities had a total fair value of $17.6 million. The purchase occurred by the affiliate submitting an offer to purchase the securities to the Company in a competitive bidding process. This allowed the Company to confirm third-party market pricing and best execution.

In July 2021, the Company, alongside private funds under the management of Angelo Gordon, sold its remaining Agency Excess MSRs to Arc Home for total proceeds of $9.9 million. The portfolio had a total unpaid principal balance of $2.0 billion. The Company's share of the total proceeds was $2.7 million, representing its approximate 45% ownership interest. Arc Home subsequently sold its MSR portfolio to a third party for a minimal gain, offset by prepayment protection reserve and transaction related costs.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021

Stock repurchase programs

On November 3, 2015, the Company’s Board of Directors authorized a stock repurchase program ("Repurchase Program") to repurchase up to $25.0 million of the Company's outstanding common stock. Such authorization does not have an expiration date. As part of the Repurchase Program, shares may be purchased in open market transactions, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. Open market repurchases will be made in accordance with Exchange Act Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of open market stock repurchases. Subject to applicable securities laws, the timing, manner, price and amount of any repurchases of common stock under the Repurchase Program may be determined by the Company in its discretion, using available cash resources. Shares of common stock repurchased by the Company under the Repurchase Program, if any, will be cancelled and, until reissued by the Company, will be deemed to be authorized but unissued shares of its common stock as required by Maryland law. The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice and the authorization does not obligate the Company to acquire any particular amount of common stock. The cost of the acquisition by the Company of shares of its own stock in excess of the aggregate par value of the shares first reduces additional paid-in capital, to the extent available, with any residual cost applied against retained earnings. 0.3 million of shares were repurchased under the Repurchase Program during the three and nine months ended September 30, 2021. No shares were repurchased under the Repurchase Program during the three and nine months ended September 30, 2020. Approximately $11.8 million of common stock remained authorized for future share repurchases under the Repurchase Program as of September 30, 2021.

On February 22, 2021, the Company's Board of Directors authorized a stock repurchase program (the "Preferred Repurchase Program") pursuant to which the Company's Board of Directors granted a repurchase authorization to acquire shares of its Series A Preferred Stock, its Series B Preferred Stock, and its Series C Preferred Stock having an aggregate value of up to $20.0 million. No shares were repurchased under the Preferred Repurchase Program during the three and nine months ended September 30, 2021.

Equity distribution agreements

On May 5, 2017, the Company entered into an equity distribution agreement with each of Credit Suisse Securities (USA) LLC and JMP Securities LLC (collectively, the "Sales Agents"), which the Company refers to as the "Equity Distribution Agreements," pursuant to which the Company may sell up to $100.0 million aggregate offering price of shares of its common stock from time to time through the Sales Agents under the Securities Act of 1933. For the three months ended September 30, 2021, the Company did not issue any shares of common stock under the Equity Distribution Agreements. For the nine months ended September 30, 2021, the Company sold 1.0 million shares of common stock under the Equity Distribution Agreements for net proceeds of approximately $13.1 million. For the three and nine months ended September 30, 2020, the Company sold 0.1 million and 0.5 million shares of common stock under the Equity Distribution Agreements for net proceeds of approximately $1.2 million and $4.7 million, respectively. Since inception of the program, the Company has issued approximately 2.2 million shares of common stock under the Equity Distribution Agreements for gross proceeds of $48.3 million.

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

Preferred stock

The Company is authorized to designate and issue up to $50.0 million shares of preferred stock, par value $0.01 per share, in one or more classes or series. As of September 30, 2021, there were 1.7 million, 3.7 million, and 3.7 million of Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock, respectively, issued and outstanding. As of December 31, 2020, there were 1.8 million, 4.2 million, and 3.9 million of Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock, respectively, issued and outstanding.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021
The following table includes a summary of preferred stock issued and outstanding as of September 30, 2021 ($ and shares in thousands):

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

Exchange offers

On August 14, 2020, the Company announced the commencement of an offer to exchange newly issued shares of common stock for up to 250,470 shares of its Series A Preferred Stock, up to 556,600 shares of its Series B Preferred Stock, and up to 556,600 shares of its Series C Preferred Stock. This offer had an expiration date of September 11, 2020. Based on the final count provided by the Exchange Agent, American Stock Transfer & Trust Company, LLC, a total of 42,820 shares of Series A Preferred Stock, 31,085 Series B Preferred Stock, and 29,355 Series C Preferred Stock were validly tendered and not properly withdrawn prior to the expiration of the offer. The Company accepted all such 103,260 validly tendered shares of preferred stock, and issued in exchange a total of 172,100 shares of common stock in reliance upon the exemption from registration provided under Section 3(a)(9) of the Securities Act of 1933, as amended.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021
The below details privately negotiated exchange agreements with existing holders of the Company's preferred shares exchanged for common shares and, in certain cases, cash consideration during the 2020 and 2021. Subsequent to each transaction closed, the Preferred Stock exchanged pursuant to the exchange agreement was reclassified as authorized but unissued shares of preferred stock without designation as to class or series ($ in thousands).

	Preferred Shares Exchanged
Date	Shares of Series A Preferred Stock	Shares of Series B Preferred Stock	Shares of Series C Preferred Stock	Total Preferred Stock Par Value	Common Shares Exchanged	Cash Consideration
September 30, 2020	210,662	404,187	427,467	$26,058	1,226,544	$6,337
October 2, 2020	—	—	260,000	6,500	300,000	1,670
March 17, 2021	153,325	350,609	—	12,598	937,462	—
June 14, 2021	—	86,478	154,383	6,022	429,802	—

As of September 30, 2021, the Company had outstanding 1,663,193 shares of Series A Preferred Stock, 3,727,641 shares of Series B Preferred Stock, and 3,728,795 shares of Series C Preferred Stock.

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

12. Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2021, other than as set forth below, the Company was not involved in any material legal proceedings.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021
The below table details the Company's outstanding commitments as of September 30, 2021 (in thousands):

Commitment type	Date of Commitment	Total Commitment	Funded Commitment	Remaining Commitment
GSE Non-Owner Occupied Loans (a)	Various	$150,088	$26,147	$123,941
LOTS (b)	Various	23,644	16,623	7,021
MATH (b)	January 29, 2021	22,295	—	22,295
Total		$196,027	$42,770	$153,257
(a)The Company entered into commitments to purchase certain pools of GSE Non-Owner Occupied Loans which have not yet settled as of September 30, 2021.
(b)Refer to Note 10 "Investments in debt and equity of affiliates" for more information regarding LOTS and MATH.

13. Subsequent Events

The Company purchased $281.3 million of Non-QM Loans, inclusive of $80.8 million which were purchased from Arc Home. Additionally, the Company purchased $105.1 million of GSE Non-Owner Occupied Loans, inclusive of $50.1 million which were purchased from Arc Home.

The Company repurchased 61,104 shares of common stock for $0.7 million.

On November 5, 2021, the Company announced that its Board of Directors has declared fourth quarter 2021 preferred stock dividends on its Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock in the amount of $0.51563, $0.50 and $0.50 per share, respectively. The dividends will be paid on December 17, 2021 to holders of record on November 30, 2021.

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

These forward-looking statements are based upon information presently available to our management and are inherently subjective, uncertain and subject to change. There can be no assurance that actual results will not differ materially from our expectations. Some, but not all, of the factors that might cause such a difference include, without limitation:

•the uncertainty and economic impact of the COVID-19 pandemic (including the impact of any significant variants) and of responsive measures implemented by various governmental authorities, businesses and other third parties, and the potential impact of COVID-19 on our personnel;
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
•conditions in the market for Residential Investments and Agency RMBS;
•legislative and regulatory actions by the U.S. Congress, U.S. Department of the Treasury, the Federal Reserve and other agencies and instrumentalities in response to the economic effects of the COVID-19 pandemic;
•the forbearance program included in the Coronavirus Aid, Relief, and Economic Security Act;
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

Special Note Regarding COVID-19 Pandemic

In March 2020, the global pandemic associated with COVID-19 and the related economic conditions caused financial and mortgage-related asset markets to come under extreme duress, resulting in credit spread widening, a sharp decrease in interest rates and unprecedented illiquidity in repurchase agreement financing and MBS markets. The illiquidity was exacerbated by inadequate demand for MBS among primary dealers due to balance sheet constraints. Refer to the "Financing activities–Forbearance and Reinstatement Agreements" section below for further details related to the impact these economic conditions had on us.

Although market conditions have improved during 2021, the COVID-19 pandemic is ongoing with new variants emerging despite growing vaccination rates. As a result, the full impact of COVID-19 (including the impact of any significant variants) on the mortgage REIT industry, credit markets, and, consequently, on our financial condition and results of operations for future periods remains uncertain. Future developments with respect to the COVID-19 pandemic, including among others, the emergence of new variants, the effectiveness and durability of current vaccines and government stimulus measures, could materially and adversely affect our business, operations, operating results, financial condition, liquidity, or capital levels.

Executive Summary

During the third quarter of 2021, we continued to focus our efforts on growing our portfolio of Residential Credit Investments, including investing in residential mortgage loans with the intent to securitize these assets as market conditions permit. We completed one Non-QM securitization and continued to purchase Non-QM Loans. In addition, we also began purchasing GSE Non-Owner Occupied Loans. Our loan purchases have continued to be from both third-party originators as well as Arc Home. During the quarter, we sold our remaining CMBS portfolio and also received full repayment on our remaining two Commercial Loans, completely exiting our Commercial Investments. We also opportunistically repurchased shares of our common stock under our existing Repurchase Program. The information presented below provides a summary of investment and capital activity during the third quarter.

Investment and Capital Activity

•Purchased $396.9 million of Non-QM Loans, $176.6 million of which were purchased from Arc Home, a licensed mortgage originator we invest in alongside other Angelo Gordon funds;
◦Amended certain financing arrangements to increase the maximum uncommitted borrowing capacity to $1.1 billion to finance the acquisition of Non-QM Loans, of which $641.3 million of the maximum uncommitted borrowing capacity remains available as of September 30, 2021;
◦Subsequent to quarter end, purchased an additional $281.3 million of Non-QM Loans, inclusive of $80.8 million purchased from Arc Home;
•Purchased $213.4 million of GSE Non-Owner Occupied Loans, $66.1 million of which were purchased from Arc Home;
◦Entered into a financing arrangement with a maximum uncommitted borrowing capacity of $500 million to finance the acquisition of GSE Non-Owner Occupied Loans, of which $302.6 million of the maximum uncommitted borrowing capacity remains available as of September 30, 2021;
◦Subsequent to quarter end, purchased an additional $105.1 million of GSE Non-Owner Occupied Loans, inclusive of $50.1 million purchased from Arc Home;
•Participated in a rated securitization in which Non-QM Loans with a fair value of $282.5 million were securitized, converting financing from recourse financing with mark-to-market margin calls to non-recourse financing without mark-to-market margin calls;
•Exited remaining commercial investments
◦Received total proceeds of $74.1 million from the full repayment of our Commercial Loans, inclusive of all accrued or deferred interest outstanding;
◦Sold our remaining CMBS portfolio for gross proceeds of $33.7 million;
•Sold remaining directly held Agency Excess MSR portfolio to Arc Home for proceeds of $2.7 million; and
•Accretive repurchase of 258,755 shares of common stock for $2.8 million, representing a weighted average cost of $11.00 per share.
◦Subsequent to quarter end, repurchased 61,104 shares of common stock for $0.7 million, representing a weighted average cost of $11.59 per share. Approximately $11.0 million of common stock remained authorized for future share repurchases under the Repurchase Program after these repurchases.

Our company

We are a mortgage REIT that opportunistically invests in a diversified risk adjusted portfolio of Residential Investments and Agency RMBS. The Company has an approximate 44.6% interest in Arc Home, an affiliate that originates residential mortgage loans and retains the mortgage servicing rights associated with the loans that it originates. We are a Maryland corporation and are externally managed by our Manager, a wholly-owned subsidiary of Angelo Gordon, pursuant to a management agreement. Our Manager, pursuant to a delegation agreement dated as of June 29, 2011, has delegated to Angelo Gordon the overall responsibility of its day-to-day duties and obligations arising under the management agreement. We conduct our operations to qualify and be taxed as a real estate investment trust ("REIT"), for U.S. federal income tax purposes. Accordingly, we generally will not be subject to U.S. federal income taxes on our taxable income that we distribute currently to our stockholders as long as we maintain our intended qualification as a REIT, with the exception of our domestic taxable REIT subsidiaries ("TRS"). We also operate our business in a manner that permits us to maintain our exemption from registration under the Investment Company Act of 1940, as amended, or the Investment Company Act.

Our investment portfolio

Credit - Residential Investments

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

•GSE Non-Owner Occupied Loans include loans that are underwritten in accordance with U.S. government-sponsored entity ("GSE") guidelines and are secured by investment properties. These investments are included in the "Residential mortgage loans, at fair value" line item on our consolidated balance sheets.

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

Agency RMBS

Our investment portfolio includes RMBS. Certain of the assets in our RMBS portfolio have a guarantee of principal and interest by a U.S. government agency such as the Government National Mortgage Association, or Ginnie Mae, or by a GSE such as the Federal National Mortgage Association, or Fannie Mae, or the Federal Home Loan Mortgage Corporation, or Freddie Mac. We refer to these securities as Agency RMBS ("Agency RMBS"). Our Agency RMBS includes fixed rate securities held as mortgage pass-through securities.

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

Arc Home LLC

We, alongside private funds under the management of Angelo Gordon, through AG Arc LLC, one of our indirect subsidiaries ("AG Arc"), formed Arc Home LLC ("Arc Home"). Arc Home originates residential mortgage loans and retains the mortgage servicing rights associated with the loans that it originates. From time to time, Arc Home may sell originated loans to us or other private funds under the management of Angelo Gordon. See Note 10 to the "Notes to Consolidated Financial Statements (unaudited)" for additional financial information regarding transactions with affiliates.

Market conditions

The mortgage and housing markets remained well-supported during the third quarter of 2021 due to strong fundamentals, demand for risk assets and active new-issue markets. Delinquency and forbearance rates continued to decline and home prices reached a record high, nearing a 20% rise year-over-year. We expect that the mortgage and housing sectors will continue to benefit from these factors as well as in part to excess savings accrued from various federal stimulus disbursements. As various relief programs sunset, the term-driven expiration of mortgage payment forbearance may lead to some near-term headwinds in mortgage and other consumer debt investments. However we believe this risk should be offset by strong demand for labor, rising collateral prices and persistently tight new mortgage underwriting.

Non-Agency Loans and Securitizations: Issuance continued to remain strong with almost $6 billion of Non-QM transactions pricing in the third quarter of 2021, on pace for well over $20 billion for 2021. Agency-eligible mortgage loans backed by investment properties and second homes were also issued into the Private Label Securities ("PLS") market with over $7 billion of transactions pricing, as originators looked for liquidity away from the GSE’s as a result of amendments made to the Preferred Stock Purchase Agreement earlier in the year. It is highly unlikely for that pace of issuance to continue, as the relevant amendments were subsequently suspended on September 14th allowing originators to sell their production directly to the GSE’s without limitation. However, given the strength of the PLS execution demonstrated over the course of the quarter, some originators may still look to private capital to diversify their funding sources, leading to issuance volume well above the 2019 and 2020 levels of approximately $2 billion per year. Appetite for securitized debt continued to remain strong, leading to loan pricing remaining relatively high throughout the quarter.

Agency RMBS: Nominal spreads on Agency RMBS widened in July as compared to benchmark rates, but stabilized throughout the remainder of the quarter. While the Federal Reserve has strongly suggested that it will officially initiate the tapering of asset purchases at their November meeting, continued strong bank buying has supported valuations. Payups on specified pools held up well as banks and money managers purchased specified pools over TBAs with dollar roll beginning to weaken as a result of the anticipated tapering from the Federal Reserve.

Non-Agency RMBS: Spreads for securitized residential debt sectors were mixed during the third quarter, as most Credit Risk Transfer tranches tightened 10-20 basis points while other assets such as AAA Non-QM tranches and legacy mortgages were mostly unchanged. Despite relatively minimal spread movement, many of the same themes that have supported the sector persisted during the quarter, including favorable collateral fundamentals, record high home prices, demand for yield, and continued employment gains. Issuance of new RMBS fell approximately 15% to $46 billion in the third quarter and, for the first nine months of 2021, RMBS issuance totaled $140 billion, rising 66% from year-ago levels and 43% from the first nine months of 2019. Comparisons to 2020 are considerably skewed by the issuance lull immediately following the outbreak of the COVID-19 pandemic.

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

Three Months Ended September 30, 2021 compared to the Three Months Ended September 30, 2020

The table below presents certain information from our consolidated statements of operations for the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended
	September 30, 2021	September 30, 2020	Increase/(Decrease)
Statement of Operations Data:
Net Interest Income
Interest income	$19,629	$9,717	$9,912
Interest expense	7,197	4,357	2,840
Total Net Interest Income	12,432	5,360	7,072

Other Income/(Loss)
Net realized gain/(loss)	(5,460)	(14,431)	8,971
Net interest component of interest rate swaps	(1,184)	(13)	(1,171)
Unrealized gain/(loss), net	29,461	21,465	7,996
Other income/(loss), net	—	(10)	10
Total Other Income/(Loss)	22,817	7,011	15,806

Expenses
Management fee to affiliate	1,693	1,698	(5)
Other operating expenses	5,010	5,929	(919)
Restructuring related expenses	—	1,345	(1,345)
Servicing fees	849	540	309
Total Expenses	7,552	9,512	(1,960)

Income/(loss) before equity in earnings/(loss) from affiliates	27,697	2,859	24,838

Equity in earnings/(loss) from affiliates	6,882	17,187	(10,305)
Net Income/(Loss)	34,579	20,046	14,533

Gain on Exchange Offers, net	—	539	(539)
Dividends on preferred stock	(4,586)	(5,563)	977

Net Income/(Loss) Available to Common Stockholders	$29,993	$15,022	$14,971

Interest income

Interest income is calculated using the effective interest method for our GAAP investment portfolio and calculated based on the actual coupon rate.

Interest income increased from September 30, 2020 to September 30, 2021 primarily due to an increase in the size of our portfolio. The weighted average amortized cost of our GAAP investment portfolio increased by $1.3 billion from $0.7 billion for the three months ended September 30, 2020 to $2.0 billion for the three months ended September 30, 2021. The increase was primarily driven by purchases of Non-QM Loans, GSE Non-Owner Occupied Loans, and Agency RMBS during the period. This increase was offset by a decrease of 1.24% in the weighted average yield of our GAAP investment portfolio from 5.22% for the three months ended September 30, 2020 to 3.98% for the three months ended September 30, 2021.

Interest expense

Interest expense is calculated based on the actual financing rate and the outstanding financing balance of our GAAP investment portfolio.

Interest expense increased from September 30, 2020 to September 30, 2021 primarily due to an increase in the amount of financing on our GAAP investment portfolio during the period. The weighted average financing balance on our GAAP investment portfolio increased by $0.9 billion from $0.3 billion for the three months ended September 30, 2020 to $1.2 billion for the three months ended September 30, 2021. This was offset by a decrease of 4.49% in the weighted average financing rate on our GAAP investment portfolio from 6.83% for the three months ended September 30, 2020 to 2.34% for the three months ended September 30, 2021.

Net realized gain/(loss)

The following table presents a summary of Net realized gain/(loss) for the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended
	September 30, 2021	September 30, 2020
Sales of real estate securities	$(4,795)	$(8,477)
Sales of loans and loans transferred to or sold from Other assets	640	(4,795)
Settlement of derivatives and other instruments	(1,305)	(1,159)
Total Net realized gain/(loss)	$(5,460)	$(14,431)

Net interest component of interest rate swaps

Net interest component of interest rate swaps represents the net interest income received or expense paid on our interest rate swaps.

Net interest component of interest rate swaps decreased from September 30, 2020 to September 30, 2021 primarily due to an increase in the size of our interest rate swap portfolio. As of the September 30, 2021, we held an interest rate swap portfolio with a notional value of $720.0 million, a weighted average receive-variable rate of 0.13%, and a weighted average pay-fix rate of 0.73%. As of the September 30, 2020, we held an interest rate swap portfolio with a notional value of $180.0 million, a weighted average receive-variable rate of 0.13%, and a weighted average pay-fix rate of 0.42%.

Unrealized gain/(loss), net

The following table presents a summary of Unrealized gain/(loss), net for the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended
	September 30, 2021	September 30, 2020
Real estate securities	$5,388	$9,281
Loans	20,662	10,214
Excess mortgage servicing rights	1,507	4,127
Derivatives	2,095	1,164
Securitized debt	(191)	(3,321)
Total Unrealized gain/(loss), net	$29,461	$21,465

Management fee to affiliate

Our management fee is based upon a percentage of our Stockholders’ Equity. See the "Contractual obligations" section of this Item 2 for further detail on the calculation of our management fee and for the definition of Stockholders’ Equity. Management fees remained relatively flat from September 30, 2020 to September 30, 2021.

Other operating expenses

This amount is primarily comprised of professional fees, directors’ and officers’ ("D&O") insurance and directors’ fees, as well as certain expenses reimbursable to the Manager. We are required to reimburse our Manager or its affiliates for operating expenses incurred by our Manager or its affiliates on our behalf, including certain salary expenses and other expenses relating to legal, accounting, due diligence, and other services. Refer to the "Contractual obligations" section below for more detail on certain expenses reimbursable to the Manager. The following table presents a summary of expenses within Other operating expenses broken out between non-investment related expenses and investment related expenses for the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended
	September 30, 2021	September 30, 2020
Non Investment Related Expenses
Affiliate expense reimbursement - Operating expenses (1)	$1,125	$1,697
Professional fees	343	729
D&O insurance	349	321
Directors' compensation	169	138
Other	275	118
Total Non Investment Related Expenses	2,261	3,003

Investment Related Expenses
Affiliate expense reimbursement - Deal related expenses	189	643
Affiliate expense reimbursement - Transaction related expenses	250	—
Residential mortgage loan related expenses	479	597
Transaction related expenses and deal related performance fees	1,763	1,590
Other	68	96
Total Investment Expenses	2,749	2,926
Total Other operating expenses	$5,010	$5,929
(1)For the year ended December 31, 2021, the Manager agreed to waive its right to receive expense reimbursements of $0.8 million. For the three months ended September 30, 2021, $0.2 million of the reduction in reimbursable expenses is included within the "Affiliated expense reimbursement - Operating expenses" line item above.

Restructuring related expenses

During the three months ended September 30, 2020, restructuring related expenses relate to legal and consulting fees primarily incurred in connection with restructuring our debt and capital structure.

Servicing fees

We incur servicing fee expenses in connection with the servicing of our residential mortgage loans. As of September 30, 2021 and September 30, 2020, we owned residential mortgage loans with a fair value of $1.6 billion and $0.4 billion, respectively. The increase in the fair value of residential mortgage loans was a result of net purchases of Non-QM Loans and GSE Non-Owner Occupied Loans in 2021. As a result, servicing fees increased from the three months ended September 30, 2020 to the three months ended September 30, 2021.

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

	Three Months Ended
	September 30, 2021	September 30, 2020
Non-QM Loans	$(644)	$1,828
AG Arc (1)	399	13,407
Land Related Financing	598	728
Other (2)	6,529	1,224
Equity in earnings/(loss) from affiliates	$6,882	$17,187
(1)The earnings/(loss) at AG Arc during the three months ended September 30, 2021 were primarily the result of $1.0 million of net income related to Arc Home's lending and servicing operations, offset by $(0.7) million related to changes in the fair value of the MSR portfolio held by Arc Home. The earnings recognized by AG Arc do not include our portion of gains recorded by Arc Home in connection with the sale of residential mortgage loans to us. For the three months ended September 30, 2021, we eliminated $1.6 million of intra-entity profits recognized by Arc Home and also decreased the cost basis of the underlying loans we purchased by the same amount. Refer to Note 2 to the "Notes to Consolidated Financial Statements (unaudited)" for more information on this accounting policy.
(2)The earnings for the three months ended September 30, 2021 were primarily the result of accelerated accretion as a result of paydowns on certain Re/Non-Performing Loans held at discounts.

Gain on Exchange Offers, net

We completed an exchange offer during the third quarter of 2020. As a result of the exchange offer, we exchanged a total of 42,820 shares of our 8.25% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock"), 31,085 shares of our 8.00% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock"), and 29,355 shares of our 8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock ("Series C Preferred Stock") for a total of 172,100 shares of common stock. We recognized a gain of $0.5 million in connection with the exchange offer, which is net of related expenses.

Nine Months Ended September 30, 2021 compared to the Nine Months Ended September 30, 2020

The table below presents certain information from our consolidated statements of operations for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended
	September 30, 2021	September 30, 2020	Increase/(Decrease)
Statement of Operations Data:
Net Interest Income
Interest income	$45,976	$63,354	$(17,378)
Interest expense	16,552	32,941	(16,389)
Total Net Interest Income	29,424	30,413	(989)

Other Income/(Loss)
Net realized gain/(loss)	(5,124)	(257,183)	252,059
Net interest component of interest rate swaps	(3,498)	910	(4,408)
Unrealized gain/(loss), net	58,995	(186,567)	245,562
Other income/(loss), net	37	1,487	(1,450)
Total Other Income/(Loss)	50,410	(441,353)	491,763

Expenses
Management fee to affiliate	5,014	5,525	(511)
Other operating expenses	13,859	11,416	2,443
Restructuring related expenses	—	9,949	(9,949)
Excise tax	—	(815)	815
Servicing fees	2,136	1,685	451
Total Expenses	21,009	27,760	(6,751)

Income/(loss) before equity in earnings/(loss) from affiliates	58,825	(438,700)	497,525

Equity in earnings/(loss) from affiliates	34,496	(23,571)	58,067
Net Income/(Loss) from Continuing Operations	93,321	(462,271)	555,592
Net Income/(Loss) from Discontinued Operations	—	361	(361)
Net Income/(Loss)	93,321	(461,910)	555,231

Gain on Exchange Offers, net	472	539	(67)
Dividends on preferred stock	(14,199)	(16,897)	2,698

Net Income/(Loss) Available to Common Stockholders	$79,594	$(478,268)	$557,862

Interest income

Interest income decreased from September 30, 2020 to September 30, 2021 primarily due to a decrease in the weighted average yield of our portfolio. The weighted average yield of our GAAP investment portfolio decreased by 1.16% from 4.72% for the nine months ended September 30, 2020 to 3.56% for the nine months ended September 30, 2021. This decrease was coupled with a decrease of $0.1 billion in the weighted average amortized cost of our GAAP investment portfolio from $1.8 billion for the nine months ended September 30, 2020 to $1.7 billion for the nine months ended September 30, 2021.

Interest expense

Interest expense decreased from September 30, 2020 to September 30, 2021 primarily due to a decrease in the amount of financing on our GAAP investment portfolio during the period. The weighted average financing balance on our GAAP investment portfolio during the period decreased by $0.2 billion from $1.3 billion for the nine months ended September 30,

2020 to $1.1 billion for the nine months ended September 30, 2021. Additionally, the weighted average financing rate on our GAAP investment portfolio decreased by 1.41% from 3.45% for the nine months ended September 30, 2020 to 2.04% for the nine months ended September 30, 2021.

Net realized gain/(loss)

The following table presents a summary of Net realized gain/(loss) for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended
	September 30, 2021	September 30, 2020
Sales/Seizures of real estate securities (1)	$(9,677)	$(131,070)
Sales of loans and loans transferred to or sold from Other assets	5,126	(63,560)
Settlement of derivatives and other instruments	(573)	(62,553)
Total Net realized gain/(loss)	$(5,124)	$(257,183)
(1)Certain realized losses on real estate securities during the nine months ended September 30, 2020 were a result of financing counterparty seizures.

Net interest component of interest rate swaps

We recognized losses on net interest component of interest rate swaps for the nine months ended September 30, 2021 compared with gains for the nine months September 30, 2020 primarily due to the difference in terms on the outstanding interest rate swaps during the periods coupled with exiting our interest rate swap portfolio in the first quarter of 2020. As of the September 30, 2021, we held an interest rate swap portfolio with a notional value of $720.0 million, a weighted average receive-variable rate of 0.13%, and a weighted average pay-fix rate of 0.73%.

Unrealized gain/(loss), net

The following table presents a summary of Unrealized gain/(loss), net for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended
	September 30, 2021	September 30, 2020
Real estate securities	$1,122	$(145,146)
Loans	44,786	(39,624)
Excess mortgage servicing rights	1,399	603
Derivatives	14,781	(10,915)
Securitized debt	(3,093)	8,515
Total Unrealized gain/(loss), net	$58,995	$(186,567)

Other income/(loss), net

Other income/(loss), net includes gains or losses on foreign currency pertaining to the effects of remeasuring the monetary assets and liabilities of our foreign investments into U.S. dollars using foreign currency exchange rates at the end of the reporting period. During the nine months ended September 30, 2020, the value of GBP relative to USD decreased, resulting in a gain on the liabilities held in foreign currencies. As of September 30, 2021, we did not hold any positions denominated in foreign currencies.

Management fee to affiliate

Management fees decreased from September 30, 2020 to September 30, 2021 primarily due to a decrease in our Stockholders' Equity as calculated pursuant to our Management Agreement.

Other operating expenses

The following table presents a summary of expenses within Other operating expenses broken out between non-investment related expenses and investment related expenses for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended
	September 30, 2021	September 30, 2020
Non Investment Related Expenses
Affiliate expense reimbursement - Operating expenses (1)	$3,375	$5,273
Professional fees	2,048	1,922
D&O insurance	1,137	669
Directors' compensation	504	529
Equity based compensation to affiliate	—	163
Other	689	545
Total Non Investment Related Expenses	7,753	9,101

Investment Related Expenses
Affiliate expense reimbursement - Deal related expenses	518	967
Affiliate expense reimbursement - Transaction related expenses	330	—
Residential mortgage loan related expenses	1,729	2,176
Transaction related expenses and deal related performance fees (2)	3,401	(1,256)
Other	128	428
Total Investment Expenses	6,106	2,315
Total Other operating expenses	$13,859	$11,416
(1)For the year ended December 31, 2021, the Manager agreed to waive its right to receive expense reimbursements of $0.8 million. For the nine months ended September 30, 2021, $0.6 million of the reduction in reimbursable expenses is included within the "Affiliated expense reimbursement - Operating expenses" line item above.
(2)The increase in Transaction related expenses and deal related performance fees from the nine months ended September 30, 2020 to the nine months ended September 30, 2021 is the result of expenses incurred in 2021 in relation to securitizations of Non-QM Loans and the reversal of previously accrued deal related performance fees in the period ended March 31, 2020 due to a decline in the price of the related assets, as well as the seizure of such assets by financing counterparties.

Restructuring related expenses

Restructuring related expenses relate to legal and consulting fees primarily incurred in connection with executing the Forbearance Agreement and subsequent Reinstatement Agreement in 2020. Refer to the "Financing activities" section below for more information regarding the Forbearance Agreement and the Reinstatement Agreement.

Excise tax

During the nine months ended September 30, 2020, we reversed previously accrued excise taxes primarily as a result of losses associated with COVID-19. We did not record any excise taxes for the nine months ended September 30, 2021.

Servicing fees

Servicing fees increased from the nine months ended September 30, 2020 to the nine months ended September 30, 2021 as a result of net purchases of Non-QM Loans and GSE Non-Owner Occupied Loans during 2021.

Equity in earnings/(loss) from affiliates

The below table reconciles the net income/(loss) to the "Equity in earnings/(loss) from affiliates" line item on our consolidated statements of operations (in thousands).

	Nine Months Ended
	September 30, 2021	September 30, 2020
Non-QM Loans (1)	$15,277	$(33,016)
AG Arc (2)	4,033	12,891
Land Related Financing	1,848	1,865
Other (3)	13,338	(5,311)
Equity in earnings/(loss) from affiliates	$34,496	$(23,571)
(1)The earnings within MATT for the nine months ended September 30, 2021 were primarily the result of mark-to-market gains on its Non-QM Loan portfolio and net interest income, offset by expenses. The losses generated within MATT for the nine months ended September 30, 2020 were primarily the result of mark-to-market losses on its Non-QM Loan portfolio and related financing, offset by net interest income.
(2)The earnings/(loss) at AG Arc during the nine months ended September 30, 2021 were primarily the result of $5.4 million of net income related to Arc Home's lending and servicing operations, offset by $(1.9) million related to changes in the fair value of the MSR portfolio held by Arc Home. The earnings recognized by AG Arc also do not include our portion of gains recorded by Arc Home in connection with the sale of residential mortgage loans to us. For the nine months ended September 30, 2021, we eliminated $3.5 million of intra-entity profits recognized by Arc Home and also decreased the cost basis of the underlying loans we purchased by the same amount. Refer to Note 2 to the "Notes to Consolidated Financial Statements (unaudited)" for more information on this accounting policy.
(3)The earnings for the nine months ended September 30, 2021 were primarily the result of accelerated accretion as a result of paydowns on certain Re/Non-Performing Loans held at discounts.

Gain on Exchange Offers, net

We completed two privately negotiated exchange offers during the nine months ended September 30, 2021. As a result of the exchange offers, we exchanged 153,325 shares of our Series A Preferred Stock, 437,087 shares of our Series B Preferred Stock, and 154,383 shares of our Series C Preferred Stock for a total of 1,367,264 shares of common stock. We recognized a gain of $0.5 million in connection with the offers.

During the nine months ended September 30, 2020, we completed an exchange offer whereby a total of 42,820 shares of Series A Preferred Stock, 31,085 shares of Series B Preferred Stock, and 29,355 shares of Series C Preferred Stock were exchanged for a total of 172,100 shares of common stock. We recognized a gain of $0.5 million in connection with the exchange offer.

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

Per share amounts for book value are calculated using all outstanding common shares in accordance with GAAP, including all vested shares issued to our Manager, and our independent directors under our equity incentive plans as of quarter-end. As of September 30, 2021, the net proceeds for the Series A Preferred Stock, Series B Preferred Stock, and our Series C Preferred Stock were $40.1 million, $90.2 million, and $90.2 million, respectively. As of September 30, 2021, the liquidation preference for the issued and outstanding Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock was $41.6 million, $93.2 million, and $93.2 million, respectively.

As of September 30, 2021 and December 31, 2020, our book value per common share calculated using stockholders’ equity less net proceeds on our preferred stock as the numerator was $16.92 and $12.40, respectively. As of September 30, 2021 and December 31, 2020, our adjusted book value per common share calculated using stockholders’ equity less the liquidation preference of our preferred stock as the numerator was $16.45 and $11.81, respectively

Presentation of investment, financing and hedging activities

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

GAAP net interest margin and non-GAAP net interest margin, a non-GAAP financial measure, are calculated by subtracting the weighted average cost of funds from the weighted average yield for our GAAP investment portfolio and our investment portfolio, respectively, both of which exclude cash held by us and any net TBA position. The weighted average yield on our credit portfolio and our Agency RMBS portfolio represents an effective interest rate, which utilizes all estimates of future cash flows and adjusts for actual prepayment and cash flow activity as of quarter-end. The calculation of weighted average yield is weighted on fair value at quarter-end. The weighted average cost of funds is the sum of the weighted average funding costs on total financing arrangements outstanding at quarter-end, including all non-recourse financing arrangements, and our weighted average hedging cost, which is the weighted average of the net pay rate on our interest rate swaps. GAAP and non-GAAP cost of funds are weighted by the outstanding financing arrangements on our GAAP investment portfolio and our investment portfolio, respectively, and the fair value of securitized debt at quarter-end.

Our leverage ratio is determined by our portfolio mix as well as many additional factors, including the liquidity of our portfolio, the availability and price of our financing, the available capacity to finance our assets, and anticipated regulatory developments. See the "Financing activities" section below for more detail on our leverage ratio.

The table below sets forth the net interest margin and leverage ratio on our investment portfolio as of September 30, 2021 and September 30, 2020 and a reconciliation to the net interest margin and leverage ratio on our GAAP investment portfolio:

September 30, 2021
Weighted Average	GAAP Investment Portfolio	Investments in Debt and Equity of Affiliates	Investment Portfolio (a)
Yield	3.60%	18.69%	4.30%
Cost of Funds (b)	1.92%	3.16%	1.96%
Net Interest Margin	1.68%	15.53%	2.34%
Leverage Ratio (c)	3.8x	(d)	1.8x

September 30, 2020
Weighted Average	GAAP Investment Portfolio	Investments in Debt and Equity of Affiliates	Investment Portfolio (a)
Yield	4.40%	9.13%	5.32%
Cost of Funds (b)	2.76%	4.90%	3.02%
Net Interest Margin	1.64%	4.23%	2.30%
Leverage Ratio (c)	1.8x	(d)	0.9x
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

Core Earnings

One of our objectives is to generate net income from net interest margin on the portfolio, and management uses Core Earnings, as one of several metrics, to help measure our performance against this objective. Management believes that this non-GAAP measure, when considered with our GAAP financial statements, provides supplemental information useful for investors to help evaluate our financial performance. However, management also believes that our definition of Core Earnings has important limitations as it does not include certain earnings or losses our management team considers in evaluating our financial performance. Our presentation of Core Earnings may not be comparable to similarly-titled measures of other companies, who may use different calculations. This non-GAAP measure should not be considered a substitute for, or superior to, Net Income/(loss) available to common stockholders or Net income/(loss) per diluted common share calculated in accordance with GAAP. Our GAAP financial results and the reconciliations from these results should be carefully evaluated.

We define Core Earnings, a non-GAAP financial measure, as Net Income/(loss) available to common stockholders excluding (i) (a) unrealized gains/(losses) on real estate securities, loans, derivatives and other investments, inclusive of our investment in AG Arc, and (b) net realized gains/(losses) on the sale or termination of such instruments, (ii) any transaction related expenses incurred in connection with the acquisition or disposition of our investments, (iii) accrued deal-related performance fees payable to Arc Home and third party operators to the extent the primary component of the accrual relates to items that are excluded from Core Earnings, such as unrealized and realized gains/(losses), (iv) realized and unrealized changes in the fair value of Arc Home's net mortgage servicing rights and the derivatives intended to offset changes in the fair value of those net mortgage servicing rights, (v) deferred taxes recognized at our taxable REIT subsidiaries, if any, (vi) any foreign currency gain/(loss) relating to monetary assets and liabilities, (vii) income from discontinued operations, and (viii) any gains/(losses) associated with exchange transactions on our common and preferred stock. Items (i) through (viii) above include any amount related to those items held in affiliated entities. Management considers the transaction related expenses referenced in (ii) above to be similar to realized losses incurred at the acquisition or disposition of an asset and does not view them as being part of its core operations. Management views the exclusion described in (iv) above to be consistent with how it calculates Core Earnings on the remainder of its portfolio. Management excludes all deferred taxes because it believes deferred taxes are not representative of current operations. Core Earnings include the net interest income and other income earned on our investments on a yield adjusted basis, including TBA dollar roll income/(loss) or any other investment activity that may earn or pay net interest or its economic equivalent.

The below table includes Core Earnings for the three and nine months ended September 30, 2020. However, during those periods, we determined that Core Earnings did not appropriately capture our business, liquidity, results of operations, financial condition, or our ability to make distributions to our stockholders due to the impact of COVID-19 on our business. Refer to the "Results of Operations" section above for a detailed discussion of our GAAP financial results.

A reconciliation of "Net Income/(loss) available to common stockholders" to Core Earnings for the three and nine months ended September 30, 2021 and 2020 is set forth below (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net Income/(loss) available to common stockholders	$29,993	$15,022	$79,594	$(478,268)
Add (Deduct):
Net realized (gain)/loss	5,460	14,431	5,124	257,183
Unrealized (gain)/loss, net	(29,461)	(21,465)	(58,995)	186,567
Transaction related expenses and deal related performance fees (1)	2,484	2,167	4,496	(673)
Equity in (earnings)/loss from affiliates	(6,882)	(17,187)	(34,496)	23,571
Net interest income and expenses from equity method investments (2)(3)	15,000	14,148	24,861	26,614
Net (income)/loss from discontinued operations	—	—	—	(361)
Other (income)/loss, net	—	10	(14)	(1,483)
(Gains) from Exchange Offers, net	—	(539)	(472)	(539)
Dollar roll income/(loss)	(1,113)	—	(1,113)	322
Core Earnings	$15,481	$6,587	$18,985	$12,933

Core Earnings, per Diluted Share (4)	$0.96	$0.57	$1.24	$1.16
(1)For the three months ended September 30, 2021 and 2020, total transaction related expenses and deal related performance fees included $2.0 million and $1.6 million, respectively, recorded within the "Other operating expenses" line item and $0.5 million and $0.6 million, respectively, recorded within the "Interest expense" line item, which relates to the amortization of deferred financing costs. For the nine months ended September 30, 2021 and 2020, total transaction related expenses and deal related performance fees included $3.7 million and $(1.3) million, respectively, recorded within the "Other operating expenses" line item and $0.8 million and $0.6 million, respectively, recorded within the "Interest expense" line item, which relates to the amortization of deferred financing costs.
(2)For the three months ended September 30, 2021 and 2020, $0.2 million or $0.01 per share and $1.8 million or $0.16 per share, respectively; and for the nine months ended September 30, 2021 and 2020, $1.3 million or $0.08 per share and $(3.2) million or $(0.29) per share, respectively, of realized and unrealized changes in the fair value of Arc Home's net mortgage servicing rights and corresponding derivatives net of taxes were excluded from Core Earnings per diluted share.
(3)Core income or loss recognized by AG Arc does not include our portion of gains recorded by Arc Home in connection with the sale of residential mortgage loans to us. For the three and nine months ended September 30, 2021, we eliminated $1.6 million and $3.5 million of intra-entity profits recognized by Arc Home, respectively, and also decreased the cost basis of the underlying loans we purchased by the same amount. We did not eliminate any intra-entity profits for the three and nine months ended September 30, 2020. Refer to Note 2 to the "Notes to Consolidated Financial Statements (unaudited)" for more information on this accounting policy.
(4)All per share amounts for all periods presented have been adjusted to reflect the one-for-three reverse stock split.

Investment activities

We aim to allocate capital to investment opportunities with attractive risk/return profiles in our target asset classes. We recently have focused our efforts on growing our portfolio of Residential Credit Investments, investing in residential mortgage loans with the intent to securitize these assets as market conditions permit. We are also currently investing in 30 Year Fixed Rate Agency RMBS to utilize excess liquidity. Our investment and capital allocation decisions depend on prevailing market conditions and compliance with Investment Company Act and REIT tests, among other factors, and may change over time in response to opportunities available in different economic and capital market environments. As a result, in reacting to market conditions and taking into account a variety of other factors, including liquidity, duration, and interest rate expectations, the mix of our assets changes over time as we opportunistically deploy capital. We actively evaluate our investments based on factors including, among others, the characteristics of the underlying collateral, geography, expected return, expected future prepayment trends, supply of and demand for our investments, costs of financing, costs of hedging, expected future interest rate volatility, and the overall shape of the U.S. Treasury and interest rate swap yield curves.

The following table presents a detailed break-down of our investment portfolio as of September 30, 2021 and December 31, 2020 and a reconciliation to our GAAP Investment Portfolio ($ in thousands):

	Fair Value		Percent of Investment Portfolio Fair Value		Leverage Ratio (a)
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Residential Investments	$1,713,539	$691,478	77.2%	49.5%	1.1x	0.2x
Commercial Investments	—	182,296	—%	13.1%	—	0.9x
Agency RMBS	506,526	521,843	22.8%	37.4%	4.1x	6.1x
Total: Investment Portfolio	$2,220,065	$1,395,617	100.0%	100.0%	1.8x	1.5x
Investments in Debt and Equity of Affiliates (b)	$102,949	$217,964	N/A	N/A	(c)	(c)
Total: GAAP Investment Portfolio	$2,117,116	$1,177,653	N/A	N/A	3.8x	2.4x
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

We allocate our equity by investment type using the fair value of our investment portfolio, less any associated leverage, inclusive of any long TBA position (at cost). We allocate all non-investment portfolio related assets and liabilities to our investment portfolio based on the characteristics of such assets and liabilities in order to sum to stockholders' equity per the consolidated balance sheets. Our equity allocation method is a non-GAAP methodology and may not be comparable to the similarly titled measure or concepts of other companies, who may use different calculations and allocation methodologies.

The following table presents a summary of the allocated equity of our investment portfolio as of September 30, 2021 and December 31, 2020 ($ in thousands):

	Allocated Equity		Percent of Equity
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Residential Investments	$380,817	$229,183	77.8%	56.0%
Commercial Investments	—	99,668	—%	24.3%
Agency RMBS	108,932	80,854	22.2%	19.7%
Total	$489,749	$409,705	100.0%	100.0%

The following table presents a reconciliation of our Investment Portfolio to our GAAP Investment Portfolio as of September 30, 2021 and December 31, 2020 ($ in thousands):

	September 30, 2021							December 31, 2020
Instrument	Current Face	Amortized Cost	Unrealized Mark- to-Market	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Yield	Weighted Average Life (Years) (3)	Fair Value (1)
Credit Investments:
Residential Investments
Non-QM Loans (4)	$975,501	$1,014,231	$15,768	$1,029,999	5.02%	3.64%	4.10	$—
GSE Non-Owner Occupied Loans	207,801	212,445	2,188	214,633	3.63%	3.11%	6.15	—
MATT Non-QM Loans (5)	921,459	72,606	576	73,182	0.80%	11.13%	0.67	153,200
Re/Non-Performing Loans	431,656	360,578	14,724	375,302	3.57%	8.34%	6.61	478,565
Land Related Financing	17,660	17,660	—	17,660	14.50%	14.50%	0.81	22,824
Prime	6,966	2,272	421	2,693	3.50%	15.06%	10.04	8,665
Alt-A/Subprime	—	—	—	—	—%	—%	—	11,496
Credit Risk Transfer	—	—	—	—	—%	—%	—	13,308
Non-U.S. RMBS	—	—	—	—	—%	—%	—	3,100
Interest Only and Excess MSR	26,698	187	(117)	70	N/A	7.22%	3.67	320
Total Residential Investments	2,587,741	1,679,979	33,560	1,713,539	3.70%	5.05%	3.45	691,478
Total Commercial Investments	—	—	—	—	—%	—%	—	182,296
Total Credit Investments	2,587,741	1,679,979	33,560	1,713,539	3.70%	5.05%	3.45	873,774

Agency RMBS:
30 Year Fixed Rate	497,214	510,011	(3,485)	506,526	2.19%	1.77%	7.18	518,352
Excess MSR	—	—	—	—	—%	—%	—	3,491
Total Agency RMBS	497,214	510,011	(3,485)	506,526	2.19%	1.77%	7.18	521,843

Total: Investment Portfolio	$3,084,955	$2,189,990	$30,075	$2,220,065	3.41%	4.30%	4.05	$1,395,617
Investments in Debt and Equity of Affiliates	$970,338	$101,626	$1,323	$102,949	1.40%	18.69%	0.69	$217,964
Total: GAAP Investment Portfolio	$2,114,617	$2,088,364	$28,752	$2,117,116	3.92%	3.60%	5.59	$1,177,653
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
(2)Equity residuals, principal only securities, and Excess MSRs with a zero coupon rate are excluded from this calculation.
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
(5)As of September 30, 2021, this line item primarily includes retained tranches from securitizations.

Credit Investments

The following table presents the fair value of the securities and loans in our credit portfolio and a reconciliation to our GAAP credit portfolio (in thousands):

	Fair Value
	September 30, 2021	December 31, 2020
Residential loans (1)	$1,637,165	$563,263
Commercial real estate loans	—	125,508
Total loans	1,637,165	688,771

Non-Agency RMBS (2)	$76,374	$128,215
CMBS (3)	—	56,788
Total Credit securities	76,374	185,003

Total Credit Investments	$1,713,539	$873,774
Less: Investments in Debt and Equity of Affiliates	$102,949	$217,547
Total GAAP Credit Portfolio	$1,610,590	$656,227
(1)Includes Re/Non-Performing Loans, Non-QM Loans,GSE Non-Owner Occupied Loans, and Land Related Financing not held in securitized form.
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
(3)Includes Conduit, Single-Asset/Single-Borrower, Freddie Mac K-Series, and Interest-Only investments.

Residential loans

The following tables present certain information regarding credit quality for certain categories within our Residential loan portfolio ($ in thousands):

	September 30, 2021								December 31, 2020
	Unpaid Principal Balance		Weighted Average (1)(2)		Aging by Unpaid Principal Balance (1)(2)
		Fair Value	Current LTV Ratio	Current FICO (3)	Current	30-59 Days	60-89 Days	90+ Days	Fair Value
Non-QM Loans	$975,501	$1,029,999	68.49%	738	$966,612	$6,995	$1,192	$702	$—
GSE Non-Owner Occupied Loans	207,801	214,633	64.25%	757	207,411	390	—	—	—
MATT Non-QM Loans	11,626	12,245	58.45%	680	5,715	809	—	5,102	100,264
Re/Non-Performing Loans	400,014	362,628	79.21%	638	258,884	36,036	14,737	83,182	440,175
Land Related Financing	17,660	17,660	N/A	N/A	N/A	N/A	N/A	N/A	22,824
Total Residential loans	$1,612,602	$1,637,165	71.46%	709	$1,438,622	$44,230	$15,929	$88,986	$563,263
Less: Investments in Debt and Equity of Affiliates	29,572	30,099	59.41%	679	5,771	809	—	5,332	127,822
Total GAAP Residential Loans	$1,583,030	$1,607,066	71.56%	709	$1,432,851	$43,421	$15,929	$83,654	$435,441
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

Credit securities

The following table presents the fair value of our credit securities portfolio by credit rating as of September 30, 2021 and December 31, 2020 (in thousands):

Credit Rating - Credit Securities (1)	September 30, 2021 (2)(3)	December 31, 2020 (2)(3)
AAA	$—	$630
BB	5,706	9,037
B	18,394	25,318
Below B	—	17,046
Not Rated	52,274	132,972
Total: Credit Securities	$76,374	$185,003
Less: Investments in Debt and Equity of Affiliates	$72,850	$89,725
Total: GAAP Basis	$3,524	$95,278
(1)Represents the minimum rating for rated assets of S&P, Moody and Fitch credit ratings, stated in terms of the S&P equivalent.
(2)Certain Re/Non-Performing Loans held in securitized form are presented net of non-recourse securitized debt.
(3)As of September 30, 2021 and December 31, 2020, includes $0.1 million of credit Excess MSRs.

The following tables present the geographic concentration of the underlying collateral for our Non-Agency RMBS portfolio ($ in thousands).

September 30, 2021			December 31, 2020
State	Fair Value (1)	Percentage (1)	State	Fair Value (2)	Percentage (2)
California	$33,279	43.6%	California	$40,593	32.5%
New York	17,377	22.8%	New York	17,742	14.2%
Florida	4,350	5.7%	Florida	10,982	8.8%
New Jersey	2,188	2.9%	Texas	4,216	3.4%
Pennsylvania	1,672	2.2%	New Jersey	4,028	3.2%
Other	17,508	22.8%	Other	50,654	37.9%
Total	$76,374	100.0%	Total	$128,215	100.0%
(1)As of September 30, 2021, Non-Agency RMBS fair value includes $0.1 million of credit Excess MSRs.
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

	Fair Value		CPR (1)
Agency RMBS	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
30 Year Fixed Rate	$506,526	$518,352	5.1%	2.7%
(1)Represents the weighted average monthly CPRs published during the period for our in-place portfolio.

Investments in debt and equity of affiliates

The below table details our investments in debt and equity of affiliates as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021			December 31, 2020
	Assets	Liabilities	Equity	Assets	Liabilities	Equity
MATT Non-QM Loans (1)	$73,182	$(45,686)	$27,496	$153,200	$(111,135)	$42,065
Re/Non-Performing Loans (2)	12,107	(5,185)	6,922	41,523	(5,588)	35,935
Land Related Financing	17,660	—	17,660	22,824	—	22,824
Total Residential Investments	102,949	(50,871)	52,078	217,547	(116,723)	100,824

Excess MSR	—	—	—	417	—	417
Total Investments excluding AG Arc	102,949	(50,871)	52,078	217,964	(116,723)	101,241

AG Arc, at fair value	51,949	—	51,949	45,341	—	45,341

Cash and Other assets/(liabilities) (3)	5,899	(803)	5,096	5,279	(1,194)	4,085

Investments in debt and equity of affiliates	$160,797	$(51,674)	$109,123	$268,584	$(117,917)	$150,667
(1)As of September 30, 2021 and December 31, 2020, Non-QM Loans excluded loans with an unpaid principal balance of $8.2 million and $17.3 million, respectively, whereby an affiliate of MATT has the right, but not the obligation, to repurchase loans from a trust that are 90 days or more delinquent at its discretion. These loans, which are eligible to be repurchased, would be recorded on the balance sheet of MATT, an unconsolidated equity method investee of the Company, with a corresponding and offsetting liability.
(2)Certain Re/Non-Performing Loans held in securitized form are presented net of non-recourse securitized debt.
(3)Includes financing arrangements of $(9.4) thousand on real estate owned as of December 31, 2020.

Financing activities

We use leverage to finance the purchase of our investment portfolio. Our leverage has primarily been in the form of repurchase agreements, revolving facilities, and securitized debt. Repurchase agreements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date and typically have a term 30 to 90 days. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a "haircut." The size of the haircut reflects the perceived risk associated with the pledged asset. Haircuts may change as our financing arrangements mature or roll and are sensitive to governmental regulations. Interest rates on borrowings are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the borrowing at which time we may enter into a new borrowing arrangement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty. We have also used revolving facilities, which are typically longer term in nature than repurchase agreements, to finance loans. Interest rates on these facilities are based on prevailing rates corresponding to the terms of the borrowings, and interest is paid on a monthly basis. Repurchase agreements and revolving facilities, which we refer to as our financing arrangements, are generally mark-to-market with respect to margin calls and recourse to us. We had outstanding financing arrangements with five counterparties as of September 30, 2021 and December 31, 2020.

Our financing arrangements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each financing arrangement, typical supplemental terms include requirements of minimum equity and liquidity, leverage ratios, and performance triggers. In addition, some of the financing arrangements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that we fail to comply with the covenants contained in these financing arrangements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the associated agreement. As of September 30, 2021, we are in compliance with all of our financial covenants.

We also use securitized debt to finance our loan portfolio. Securitized debt is generally non-mark-to-market with respect to margins calls and non-recourse to us.

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

Recourse and non-recourse financing

We utilize both recourse and non-recourse debt to finance our portfolio. Non-recourse financing includes securitized debt and other non-recourse financing. Recourse financing includes the secured debt from our Manager, as further described in the "Contractual obligations–Secured debt" section below, and other recourse financing. The below table provides detail on the breakout between recourse and non-recourse financing as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Recourse financing - Financing arrangements	$1,187,539	$569,644
Recourse financing - Secured debt	—	10,393
Non-recourse financing - Securitized debt, at fair value	708,421	355,159
Non-recourse financing - Financing arrangements included in Investments in Debt and Equity of Affiliates (1)	23,851	111,135
Total	1,919,811	1,046,331

Less:
Recourse financing - Financing arrangements included in Investments in Debt and Equity of Affiliates	27,020	5,597
Non-recourse financing - Financing arrangements included in Investments in Debt and Equity of Affiliates (1)	23,851	111,135
Total Investments in Debt and Equity of Affiliates	50,871	116,732

Total: GAAP Basis	$1,868,940	$929,599
(1)On January 29, 2021, we and private funds under the management of Angelo Gordon entered into an amendment with respect to our Restructured Financing Arrangement in MATT. The amendment serves to convert the existing financing to a mark-to-market facility with respect to margin calls that is recourse to us and the private funds managed by Angelo Gordon that invest in MATT up to our and each funds' allocation of the $50.0 million commitment to MATH, which is further described in the "Contractual Obligations–MATT Financing Arrangement Restructuring" section below and Note 12 to the "Notes of the Consolidated Financial Statements (unaudited)."

See Note 6 to the "Notes to Consolidated Financial Statements (unaudited)" for a breakout of the "Financing arrangements" line item on our consolidated balance sheets. See Note 2 and Note 3 to the "Notes to Consolidated Financial Statements (unaudited)" for more detail on securitized debt and our consolidated variable interest entities.

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

September 30, 2021	Leverage	Stockholders’ Equity	Leverage Ratio
GAAP Leverage	$1,864,352	$489,749	3.8x
Financing arrangements through affiliated entities	50,871
Non-recourse financing arrangements (1)	(732,272)
Net TBA (receivable)/payable adjustment	(318,295)
Economic Leverage	$864,656	$489,749	1.8x
(1) Non-recourse financing arrangements include securitized debt and other non-recourse financing held within MATT.

December 31, 2020	Leverage	Stockholders’ Equity	Leverage Ratio
GAAP Leverage	$979,303	$409,705	2.4x
Financing arrangements through affiliated entities	116,688
Non-recourse financing arrangements (1)	(466,294)
Economic Leverage	$629,697	$409,705	1.5x
(1) Non-recourse financing arrangements include securitized debt and other non-recourse financing held within MATT.

Hedging activities

Subject to maintaining our qualification as a REIT and our Investment Company Act exemption, to the extent leverage is deployed, we may utilize derivative instruments in an effort to hedge the interest rate risk associated with the financing of our portfolio. Specifically, we may seek to hedge our exposure to potential interest rate mismatches between the interest we earn on our investments and our borrowing costs caused by fluctuations in short-term interest rates. We may utilize interest rate swaps, swaption agreements, TBAs, and other financial instruments such as short positions in U.S. Treasury securities. In addition, we may utilize Eurodollar Futures, U.S. Treasury Futures, British Pound Futures, and Euro Futures (collectively, "Futures"). In utilizing leverage and interest rate derivatives, our objectives are to improve risk-adjusted returns and, where possible, to lock in, on a long-term basis, a spread between the yield on our assets and the costs of our financing and hedging. Derivatives have not been designated as hedging instruments for GAAP. See Note 7 in the "Notes to Consolidated Financial Statements (unaudited)" for more information.

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

As described above, our distribution requirements are based on taxable income rather than GAAP net income. Differences between taxable income and GAAP net income include (i) unrealized gains and losses associated with investment and derivative portfolios which are marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized or settled, (ii) temporary differences related to amortization of premiums and discounts paid on investments, (iii) the timing and amount of deductions related to stock-based compensation, (iv) temporary differences related to the recognition of realized gains and losses on sold investments and certain terminated derivatives, (v) taxes, (vi) methods of depreciation and (vii) differences between GAAP income or losses in our TRS’s and taxable income resulting from dividend distributions to the REIT from our TRS’s. Undistributed taxable income is based on current estimates and is not finalized until we file our annual tax return for that tax year, typically in October of the following year. We did not have any undistributed taxable income as of September 30, 2021. Refer to the "Results of operations" section above for more detail.

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

On December 17, 2020, we paid our Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock dividends that were in arrears as well as the full dividends payable on the preferred stock for the fourth quarter of 2020 in the amount of $1.54689, $1.50 and $1.50 per share, respectively. On December 22, 2020, our Board of Directors declared a dividend of $0.09 per common share for the fourth quarter 2020 which was paid on January 29, 2021 to shareholders of record at the close of business on December 31, 2020. During the first through third quarters of 2021, we declared its preferred and common dividends in the ordinary course of business.

On July 12, 2021, we announced a one-for-three reverse stock split of our outstanding shares of common stock. The reverse stock split was effected following the close of business on July 22, 2021. All per share amounts and common shares outstanding for all periods presented have been adjusted on a retroactive basis to reflect the one-for-three reverse stock split.

The following table details our common stock dividends declared during the nine months ended September 30, 2021:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
3/22/2021	4/1/2021	4/30/2021	$0.18
6/15/2021	6/30/2021	7/30/2021	0.21
9/15/2021	9/30/2021	10/29/2021	0.21
Total			$0.60

We did not declare any common stock dividends during the nine months ended September 30, 2020.

The following tables detail our preferred stock dividends declared and paid during the nine months ended September 30, 2021 and 2020:

2021			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	8.25% Series A	8.00% Series B	8.000% Series C
2/16/2021	2/26/2021	3/17/2021	$0.51563	$0.50	$0.50
5/17/2021	5/28/2021	6/17/2021	0.51563	0.50	0.50
7/30/2021	8/31/2021	9/17/2021	0.51563	0.50	0.50
Total			$1.54689	$1.50	$1.50

2020			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	8.25% Series A	8.00% Series B	8.000% Series C
2/14/2020	2/28/2020	3/17/2020	$0.51563	$0.50	$0.50

Liquidity and capital resources

Our liquidity determines our ability to meet our cash obligations, including distributions to our stockholders, payment of our expenses, financing our investments and satisfying other general business needs.

Our principal sources of cash as of September 30, 2021 consisted of borrowings under financing arrangements, principal and interest payments we receive on our investment portfolio, cash generated from our operating results, and proceeds from capital market transactions. We typically use cash to repay principal and interest on our financing arrangements, to purchase real estate securities, loans and other real estate related assets, to make dividend payments on our capital stock, and to fund our operations. At September 30, 2021, we had $143.6 million of liquidity, which consisted of $101.7 million of cash and $41.9 million of unencumbered assets available to support our liquidity needs. Refer to the "Contractual obligations" section of this Item 2 for additional obligations that could impact our liquidity.

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

Cash Flows

The below details changes to our cash, cash equivalents, and restricted cash for the nine months ended September 30, 2021 and 2020 (in thousands).

	Nine Months Ended
	September 30, 2021	September 30, 2020	Change
Cash and cash equivalents and restricted cash, Beginning of Period	$62,318	$125,369	$(63,051)

Net cash provided by (used in) operating activities (1)	19,765	(2,284)	22,049
Net cash provided by (used in) investing activities (2)	(878,706)	2,491,879	(3,370,585)
Net cash provided by (used in) financing activities (3)	925,449	(2,565,086)	3,490,535

Net change in cash and cash equivalents and restricted cash	66,508	(75,491)	141,999
Effect of exchange rate changes on cash	10	(178)	188
Cash and cash equivalents and restricted cash, End of Period	$128,836	$49,700	$79,136
(1)Cash provided by or used in operating activities is primarily attributable to net interest income less operating expenses for the nine months ended September 30, 2021 and 2020, respectively.
(2)Cash used in investing activities for the nine months ended September 30, 2021 was primarily attributable to purchases of investments less sales of investments and principal repayments of investments. Cash provided by investing activities for the nine months ended September 30, 2020 was primarily attributable to sales of investments and principal repayments of investments, offset by purchases of investments. The difference period over period is primarily due to significant sales in 2020 as a result of the global COVID-19 pandemic.
(3)Cash provided by financing activities for the nine months ended September 30, 2021 was primarily attributable to borrowings under financing arrangements offset by repayments of financing arrangements and dividend payments. Cash used in financing activities for the nine months ended September 30, 2020 was primarily attributable to repayments of financing arrangements offset by borrowings under financing arrangements. The difference period over period is primarily due to a reduction in financing arrangements as a result of significant sales in 2020 due to the global COVID-19 pandemic.

Stock repurchase programs

On November 3, 2015, our Board of Directors authorized a stock repurchase program ("Repurchase Program") to repurchase up to $25.0 million of our outstanding common stock. Such authorization does not have an expiration date. As part of the Repurchase Program, shares may be purchased in open market transactions, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. Open market repurchases will be made in accordance with Exchange Act Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of open market stock repurchases. Subject to applicable securities laws, the timing, manner, price and amount of any repurchases of common stock under the Repurchase Program may be determined by our discretion, using available cash resources. Shares of common stock repurchased by us under the Repurchase Program, if any, will be cancelled and, until reissued, will be deemed to be authorized but unissued shares of common stock as required by Maryland law. The Repurchase Program may be suspended or discontinued by us at any time and without prior notice and the authorization does not obligate us to acquire any particular amount of common stock. The cost of the acquisition of shares of our own stock in excess of the aggregate par value of the shares first reduces additional paid-in capital, to the extent available, with any residual cost applied against retained earnings. We repurchased 0.3 million shares under the Repurchase Program during the three and nine months ended September 30, 2021. We did not repurchase shares under the Repurchase Program during the three and nine months ended September 30, 2020. Approximately $11.8 million of common stock remained authorized for future share repurchases under the Repurchase Program as of September 30, 2021.

Equity distribution agreements

On May 5, 2017, we entered into an equity distribution agreement with each of Credit Suisse Securities (USA) LLC and JMP Securities LLC (collectively, the "Sales Agents"), which we refer to as the "Equity Distribution Agreements," pursuant to which we may sell up to $100.0 million aggregate offering price of shares of our common stock from time to time through the Sales Agents, under the Securities Act of 1933. For the three months ended September 30, 2021, we did not issue any shares of common stock under the Equity Distribution Agreements. For the nine months ended September 30, 2021, we issued 1.0 million shares of common stock under the Equity Distribution Agreements for net proceeds of approximately $13.1 million.

For the three and nine months ended September 30, 2020, we sold 0.1 million and 0.5 million shares of common stock under the Equity Distribution Agreements for net proceeds of approximately $1.2 million and $4.7 million, respectively. Since inception of the program, we have issued approximately 2.2 million shares of common stock under the Equity Distribution Agreements for gross proceeds of $48.3 million.

Exchange Offers

The below details the privately negotiated exchange agreements with existing holders of our preferred shares exchanged for common shares during the nine months ended September 30, 2021. Subsequent to each transaction closed, the Preferred Stock exchanged pursuant to the exchange agreement was reclassified as authorized but unissued shares of preferred stock without designation as to class or series ($ in thousands).

	Preferred Shares Exchanged
Date	Shares of Series A Preferred Stock	Shares of Series B Preferred Stock	Shares of Series C Preferred Stock	Total Preferred Stock Par Value	Common Shares Exchanged
March 17, 2021	153,325	350,609	—	$12,598	937,462
June 14, 2021	—	86,478	154,383	6,022	429,802

As of September 30, 2021, we had outstanding 1,663,193 shares of Series A Preferred Stock, 3,727,641 shares of Series B Preferred Stock, and 3,728,795 shares of Series C Preferred Stock.

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

For purposes of calculating the management fee, "Stockholders’ Equity" means the sum of the net proceeds from any issuances of equity securities (including preferred securities) since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance, and excluding any future equity issuance to the Manager), plus our retained earnings at the end of such quarter (without taking into account any non-cash equity compensation expense or other non-cash items described below incurred in current or prior periods), less any amount that we pay for repurchases of our common stock, excluding any unrealized gains, losses or other non-cash items that have impacted stockholders’ equity as reported in our financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP, and certain other non-cash charges after discussions between the Manager and our independent directors and after approval by a majority of our independent directors. Stockholders’ Equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders’ equity shown on our financial statements. For the three and nine months ended September 30, 2021, we incurred management fees of approximately $1.7 million and $5.0 million, respectively. For the three and nine months ended September 30, 2020, we incurred management fees of approximately $1.7 million and $5.5 million, respectively. As of September 30, 2021 and December 31, 2020, we have recorded management fees payable of $1.7 million and $1.7 million, respectively.

Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and personnel, who, notwithstanding that certain of them also are our officers, receive no compensation directly from us. We are required to reimburse our Manager or its affiliates for operating expenses incurred by our Manager or its affiliates on our behalf, including certain salary expenses and other expenses relating to legal, accounting, due diligence and other services. Our reimbursement obligation is not subject to any dollar limitation; however, the reimbursement is subject to an annual budget process which combines guidelines from the Management Agreement with oversight by our Board of Directors and discussions with our Manager. Of the $5.0 million and $13.9 million of Other operating expenses for the three and nine months ended September 30, 2021, respectively, we have incurred $1.6 million and $4.2 million, respectively, representing a reimbursement of expenses. Of the $5.9 million and $11.4 million of Other operating expenses for the three and nine months ended September 30, 2020, respectively, we incurred $2.3 million and $6.2 million, respectively, representing a reimbursement of expenses.

As of September 30, 2021 and December 31, 2020, we recorded a reimbursement payable to the Manager of $1.6 million and $1.8 million, respectively. For the year ended December 31, 2021, the Manager agreed to waive its right to receive expense reimbursements of $0.8 million.

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

Share-based compensation

Effective on April 15, 2020 upon the approval of our stockholders at our 2020 annual meeting of stockholders, the 2020 Equity Incentive Plan provides for 666,666 shares of common stock to be issued. The maximum number of shares of common stock granted during a single fiscal year to any non-employee director, taken together with any cash fees paid to such non-employee director during any fiscal year, shall not exceed $300,000 in total value (calculating the value of any such awards based on the grant date fair value). As of September 30, 2021, 606,372 shares of common stock were available to be awarded under the Equity Incentive Plan.

Since our IPO, we have granted an aggregate of 35,264 and 60,294 shares of restricted common stock to our independent directors under our equity incentive plans, dated July 6, 2011 (the "2011 Equity Incentive Plans") and our 2020 Equity Incentive Plan, respectively. As of September 30, 2021, all shares of restricted common stock granted to our independent directors have vested.

Following approval of our stockholders at our 2021 annual meeting of stockholders, the AG Mortgage Investment Trust, Inc. 2021 Manager Equity Incentive Plan (the "2021 Manager Plan") became effective on April 7, 2021 and provides for a maximum of 573,425 shares of common stock to be issued to our Manager. As of September 30, 2021, there were no shares or awards issued under the 2021 Manager Plan.

Further, since our IPO, we have issued 13,416 shares of restricted common stock and 40,000 restricted stock units to our Manager under our 2011 Equity Incentive Plans. As of July 1, 2020, all shares of restricted common stock and restricted stock units granted to our Manager have fully vested.

Unfunded commitments

See Note 12 of the "Notes to Consolidated Financial Statements (unaudited)" for detail on our commitments as of September 30, 2021.

MATT Financing Arrangement Restructuring

See Note 10 and Note 12 of the "Notes to Consolidated Financial Statements (unaudited)" for detail on the MATT Restructured Financing Arrangement and our commitments as of September 30, 2021.

Off-balance sheet arrangements

Our investments in debt and equity of affiliates primarily consist of real estate securities, loans, and our interest in AG Arc. Investments in debt and equity of affiliates are accounted for using the equity method of accounting. Certain of our investments in debt and equity of affiliates securitize residential mortgage loans and retain interests in the subordinated tranches of the transferred assets. These retained interests are included in the MATT Non-QM Loans and Re/Non-Performing Loans line items of our investment portfolio. See Note 2 to the "Notes to Consolidated Financial Statements (unaudited)" for a discussion of investments in debt and equity of affiliates.

We have entered into TBA positions in connection with purchases of GSE Non-Owner Occupied Loans. We record TBA purchases and sales on the trade date and present the purchase or receipt net of the corresponding payable or receivable until the settlement date of the transaction. As of September 30, 2021, we had a net short TBA position with a net receivable amount of $318.3 million and fair market value of $316.9 million. We recorded $1.4 million in the "Other assets" line item on our consolidated balance sheets.

In addition to our investments in debt and equity of affiliates and TBA positions described above, we also have commitments outstanding on certain loans. For additional information on our commitments as of September 30, 2021, refer to Note 12 of the "Notes to Consolidated Financial Statements (unaudited)." Exclusive of our investments in debt and equity of affiliates described above, we do not expect these commitments, taken as a whole, to be significant to, or to have a material impact on, our overall liquidity or capital resources or our operations.

Critical accounting policies

We prepare our consolidated financial statements in conformity with GAAP, which requires the use of estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based, in part, on our judgment and assumptions regarding various economic conditions that we believe are reasonable based on facts and circumstances existing at the time of reporting. We believe that the estimates, judgments and assumptions utilized in the preparation of our consolidated financial statements are prudent and reasonable. Although our estimates contemplate conditions as of September 30, 2021 and how we expect them to change in the future, it is reasonably possible that actual conditions could be different than anticipated in arriving at those estimates, which could materially affect reported amounts of assets, liabilities and accumulated other comprehensive income at the date of the consolidated financial statements and the reported amounts of income, expenses and other comprehensive income during the periods presented.

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

See Note 2 to the "Notes to Consolidated Financial Statements (unaudited)" for more detail on these critical accounting policies. These policies involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our consolidated financial statements are based are reasonable at the time made and based upon information available to us at that time. We rely upon third-party pricing of our assets at each-quarter end to arrive at what we believe to be reasonable estimates of fair value, whenever available. For more information on our fair value measurements, see Note 5 to the "Notes to Consolidated Financial Statements (unaudited)." For a review of our significant accounting policies and the recent accounting pronouncements that may impact our results of operations, see Note 2 to the "Notes to Consolidated Financial Statements (unaudited)."

Inflation

Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance far more than inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates.

Compliance with Investment Company Act and REIT tests

We intend to conduct our business so as to maintain our exempt status under, and not to become regulated as an investment company for purposes, of the Investment Company Act. Under Section 3(a)(1)(A) of the Investment Company Act, a company is an investment company if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an investment company if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire "investment securities" having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis (the "40% Test"). "Investment securities" do not include, among other things, U.S. government securities, and securities issued by majority-owned subsidiaries that (i) are not investment companies and (ii) are not relying on the exceptions from the definition of investment company provided by Section 3(c)(1) or 3(c)(7) of the Investment Company Act (the so called "private investment company" exemptions). As of December 31, 2020 and for the three months ended September 30, 2021, we determined that we maintained compliance with the 40% test requirements.

If we failed to comply with the 40% Test or another exemption under the Investment Company Act and became regulated as an investment company, our ability to, among other things, use leverage would be substantially reduced and, as a result, we would be unable to conduct our business as described in this Report. Accordingly, in order to maintain our exempt status, we monitor our subsidiaries' compliance with Section 3(c)(5)(C) of the Investment Company Act, which exempts from the definition of "investment company" entities primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. The staff of the Securities and Exchange Commission, or the SEC, generally requires an entity relying on Section 3(c)(5)(C) to invest at least 55% of its portfolio in "qualifying assets" and at least another 25% in additional qualifying assets or in "real estate-related" assets (with no more than 20% comprised of miscellaneous assets). As of December 31, 2020 and for the three months ended September 30, 2021, we determined that our subsidiaries maintained compliance with both the 55% Test and the 80% Test requirements.

We calculate that at least 75% of our assets were real estate assets, cash and cash items and government securities for the year ended December 31, 2020. We also calculate that a sufficient portion of our revenue qualifies for the 75% gross income test and for the 95% gross income test rules for the year ended December 31, 2020. We believe we are currently in compliance with the REIT income and asset tests as well as all other REIT requirements including the ownership of our stock and the distribution of our taxable income. Therefore, for the year ended December 31, 2020, we believe that we qualified as a REIT under the Code.

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

The following chart details information about our duration gap as of September 30, 2021:

Duration (1)	Years
Agency RMBS	1.30
Residential Investments (2)	3.05
Hedges	(2.91)
Duration Gap	1.44
(1)Duration related to financing arrangements is netted within its respective line items.
(2)Residential Investments are presented pro-forma for forward purchase commitments to purchase GSE Non-Owner Occupied Loans as of September 30, 2021 as the hedges related to these purchase commitments have already been added to the portfolio. The duration gap exclusive of these commitments would have been 1.00.

The following tables quantify the estimated percent changes in GAAP equity, the fair value of our assets, and projected net interest income should interest rates go up or down instantaneously by 25, 50, and 75 basis points, assuming (i) the yield curves of the rate shocks will be parallel to each other and the current yield curve and (ii) all other market risk factors remain constant. These estimates were compiled using a combination of third-party services and models, market data and internal models. All changes in equity, assets and income are measured as percentage changes from the projected net interest income and GAAP equity from our base interest rate scenario. The base interest rate scenario assumes spot and forward interest rates existing as of September 30, 2021. Actual results could differ materially from these estimates.

Agency RMBS assumptions attempt to predict default and prepayment activity at projected interest rate levels. To the extent that these estimates or other assumptions do not hold true, actual results will likely differ materially from projections and could result in percentage changes larger or smaller than the estimates in the table below. Moreover, if different models were employed in the analysis, materially different projections could result. In addition, while the table below reflects the estimated impact of interest rate increases and decreases on a static portfolio as of September 30, 2021, our Manager may from time to time sell any of our investments as a part of the overall management of our investment portfolio.

Change in Interest Rates (basis points) (1)(2)	Change in Fair Value as a Percentage of GAAP Equity	Change in Fair Value as a Percentage of Assets	Percentage Change in Projected Net Interest Income (3)
75	(2.5)%	(0.5)%	(4.9)%
50	(1.6)%	(0.3)%	(3.2)%
25	(0.8)%	(0.2)%	(1.6)%
(25)	0.8%	0.2%	(0.8)%
(50)	1.7%	0.3%	(3.9)%
(75)	2.5%	0.5%	(7.1)%
(1) Includes investments held through affiliated entities that are reported as "Investments in debt and equity of affiliates" on our consolidated balance sheet, but excludes AG Arc.
(2)Does not include cash investments, which typically have overnight maturities and are not expected to change in value as interest rates change.
(3)Interest income includes trades settled as of September 30, 2021.

The below table quantifies the estimated percent changes in GAAP equity, the fair value of our assets, and projected net interest income should interest rates go up or down instantaneously, including the forward purchase commitments on GSE Non-Owner Occupied Loans as of September 30, 2021 mentioned in the footnote 2 of the duration gap chart above as of September 30, 2021.

Change in Interest Rates (basis points) (1)(2)	Change in Fair Value as a Percentage of GAAP Equity (3)	Change in Fair Value as a Percentage of Assets (3)	Percentage Change in Projected Net Interest Income (4)
75	(3.9)%	(0.8)%	(4.9)%
50	(2.6)%	(0.5)%	(3.2)%
25	(1.3)%	(0.3)%	(1.6)%
(25)	1.3%	0.3%	(0.8)%
(50)	2.7%	0.6%	(3.9)%
(75)	4.0%	0.8%	(7.1)%
(1)Includes investments held through affiliated entities that are reported as "Investments in debt and equity of affiliates" on our consolidated balance sheet, but excludes AG Arc.
(2)Does not include cash investments, which typically have overnight maturities and are not expected to change in value as interest rates change.
(3)Changes in fair value as a percentage of GAAP equity and assets are presented pro-forma for forward purchase commitments to purchase GSE Non-Owner Occupied Loans as of September 30, 2021, as the hedges related to these potential purchases have already been added to the portfolio.
(4)Interest income includes trades settled as of September 30, 2021.

The information set forth in the interest rate sensitivity tables above and all related disclosures constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Actual results could differ significantly from those estimated in the foregoing interest rate sensitivity tables. See below for additional risks which may impact the fair value of our assets, GAAP equity and net income.

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

Real estate value risk

Residential property values are subject to volatility and may be affected adversely by a number of factors outside of our control, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as an oversupply of housing or commercial real estate); construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. Decreases in property values could cause us to suffer losses and reduce the value of the collateral underlying our RMBS portfolio as well as the potential sale proceeds available to repay our loans in the event of a default. In addition, substantial decreases in property values can increase the rate of strategic defaults by residential mortgage borrowers which can impact and create significant uncertainty in the recovery of principal and interest on our investments. Given the combination of low interest rates, government stimulus and high unemployment, and other disruptions related to the COVID-19 pandemic, it has become more difficult to predict prepayment levels for the securities in our portfolio.

Credit risk

We are exposed to the risk of potential credit losses from an unanticipated increase in borrower defaults as well as general credit spread widening on any Non-Agency assets in our portfolio, including residential mortgage loans as well as Non-Agency RMBS and Interest Only investments related to Non-Agency. We seek to manage this risk through our Manager’s pre-acquisition due diligence process and, if available, through the use of non-recourse financing, which limits our exposure to credit losses to the specific pool of collateral which is the subject of the non-recourse financing. Our Manager’s pre-acquisition due diligence process includes the evaluation of, among other things, relative valuation, supply and demand trends, the shape of various yield curves, prepayment rates, delinquency and default rates, recovery of various sectors and vintage of collateral.

Concern surrounding the ongoing COVID-19 pandemic and certain of the actions taken to reduce its spread have caused and may continue to cause business shutdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and property vacancy and lease default rates, reduced profitability and ability for property owners to make loan, mortgage and other payments, and overall economic and financial market instability, all of which may cause an increase in credit risk of our credit sensitive assets. Any future period of payment deferrals, forbearance, delinquencies, defaults, foreclosures or losses will likely adversely affect our net interest income from residential loans and RMBS investments, the fair value of these assets, our ability to liquidate the collateral that may underlie these investments and obtain additional financing and the future profitability of our investments. Further, in the event of delinquencies, defaults and foreclosure, regulatory changes and policies designed to protect borrowers and renters may slow or prevent us from taking remediation actions.

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

As further discussed in Note 2 of the "Notes to Consolidated Financial Statements (unaudited)," differences between previously estimated cash flows and current actual and anticipated cash flows caused by changes to prepayment or other assumptions are adjusted retrospectively through a "catch up" adjustment for the impact of the cumulative change in the effective yield through the reporting date for securities accounted for under ASC 320-10 (generally, Agency RMBS) or adjusted prospectively through an adjustment of the yield over the remaining life of the investment for investments accounted for under ASC 325-40 (generally, Non-Agency RMBS and interest-only securities) and mortgage loans accounted for under ASC 310-30.

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2021. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

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

On July 1, 2021, in connection with our non-employee director compensation policy, the Company granted an aggregate of 6,304 shares of restricted common stock to its independent directors under the Company's 2020 Equity Incentive Plan in a private transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The shares of restricted common stock were fully vested upon grant.

On November 3, 2015, the Company’s Board of Directors authorized a stock repurchase program ("Repurchase Program") to repurchase up to $25.0 million of the Company's outstanding common stock. Such authorization does not have an expiration date. As part of the Repurchase Program, shares may be purchased in open market transactions, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. The following table presents information related to our purchases of our common stock during the three months ended September 30, 2021:

Period (1)	Total Number of Shares Purchased	Weighted Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program (3)	Maximum Approximate Dollar Value that May Yet Be Purchased Under the Program (4)
August 1, 2021 to August 31, 2021	150,870	$10.72	398,006	$12,980,553
September 1, 2021 to September 30, 2021	107,885	11.39	505,891	11,751,409
Total	258,755	$11.00	505,891	$11,751,409
(1)Based on trade date. The Program was announced on November 4, 2015. The Program does not have an expiration date.
(2)Includes brokerage commissions and clearing fees.
(3)Amounts have been adjusted to reflect the one-for-three reverse stock split effected July 22, 2021.
(4)The maximum dollar amount authorized was $25.0 million.

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

AG MORTGAGE INVESTMENT TRUST, INC.

November 5, 2021	By:	/s/ DAVID N. ROBERTS
David N. Roberts
Chief Executive Officer (principal executive officer)

November 5, 2021	By:	/s/ ANTHONY W. ROSSIELLO
Anthony W. Rossiello
Chief Financial Officer (principal financial officer and principal accounting officer)