Form 10-K
period 2021-12-31
AG Mortgage Investment Trust, Inc.
filed 2022-02-25
CIK 1514281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________
FORM 10-K
 _____________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

The aggregate market value of the registrant’s voting common stock held by non-affiliates as of June 30, 2021 was $196,777,677.

As of February 17, 2022, there were 23,915,293 shares of common stock outstanding.

_____________________________________________________________________

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2022 annual meeting of stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

These forward-looking statements are based upon information presently available to our management and are inherently subjective, uncertain and subject to change. There can be no assurance that actual results will not differ materially from our expectations. Some, but not all, of the factors that might cause such a difference include, without limitation:

•the uncertainty and economic impact of the COVID-19 pandemic (including the impact of any significant variants) and of responsive measures implemented by various governmental authorities, businesses and other third-parties, and the potential impact of COVID-19 on our personnel;
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
•our ability to enter into securitization transactions on the terms and pace anticipated or at all;
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
•our ability to maintain our qualification as a real estate investment trust ("REIT") for federal tax purposes;
•our ability to qualify for an exemption from registration under the Investment Company Act of 1940, as amended (the "Investment Company Act"); and
•the other factors described in this Annual Report, including those set forth under the captions "Risk Factors," "Business," and "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

We caution investors not to rely unduly on any forward-looking statements, which speak only as of the date made, and urge you to carefully consider the risks noted above in this Annual Report on Form 10-K for the year ended December 31, 2021 and any subsequent filings. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements that we make, or that are attributable to us, are expressly qualified by this cautionary notice.

PART I

ITEM 1. BUSINESS

Our company

AG Mortgage Investment Trust, Inc. (the "Company," "we," "us," and "our") is a residential mortgage REIT with a focus on investing in a diversified risk-adjusted portfolio of residential mortgage-related assets in the U.S. mortgage market. Our objective is to provide attractive risk-adjusted returns to our stockholders over the long-term, primarily through dividends and capital appreciation.

During 2021, we determined to focus our investment activities primarily on acquiring and securitizing newly-originated residential mortgage loans within the growing non-agency segment of the housing market. We obtain our assets through Arc Home, LLC ("Arc Home"), our residential mortgage loan originator in which we own an approximate 44.6% interest, and through other third-party origination partners. We finance our acquired loans through various financing lines on a short-term basis and utilize Angelo, Gordon & Co., L.P.'s proprietary securitization platform to secure long-term, non-recourse, non-mark-to-market financing as market conditions permit. Through our ownership in Arc Home, we also have exposure to mortgage banking activities. Arc Home is a multi-channel licensed mortgage originator and servicer primarily engaged in the business of originating and selling residential mortgage loans while retaining the mortgage servicing rights associated with the loans that it originates.

Our investment portfolio (which excludes our ownership in Arc Home) includes Residential Investments and Agency RMBS. Currently, our Residential Investments primarily consist of Non-QM Loans and GSE Non-Owner Occupied Loans. In addition to our Residential Investments, we may also invest in other types of residential mortgage loans and other mortgage related assets, which we collectively refer to as our target assets. As of December 31, 2021, the Company's investment portfolio consisted of the following:

Asset Class	Description
Non-QM Loans
•Residential mortgage loans that are not deemed "qualified mortgage," or "QM," loans under the rules of the Consumer Finance Protection Bureau.
◦Non-QM Loans are either held directly by us or held indirectly through our investment in Mortgage Acquisition Trust I LLC ("MATT").
◦Non-QM Loans held directly are included in the "Residential mortgage loans, at fair value" or the "Securitized residential mortgage loans, at fair value" line items on our consolidated balance sheets.
◦Non-QM Loans held indirectly through MATT are included in the "Investments in debt and equity of affiliates" line item on our consolidated balance sheets.
◦Certain retained tranches from unconsolidated Non-QM Loan securitizations are included in the "Real estate securities, at fair value" line item on our consolidated balance sheets.

GSE Non-Owner Occupied Loans
•Residential mortgage loans that are underwritten in accordance with U.S. government-sponsored entity ("GSE") guidelines and are secured by investment properties.
◦These investments are included in the "Residential mortgage loans, at fair value" line item on our consolidated balance sheets.

Re/Non-Performing Loans
•Residential mortgage loans collateralized by a first lien mortgaged property.
◦Re/Non-Performing Loans are primarily held through interests in certain consolidated trusts. These investments are included in the "Securitized residential mortgage loans, at fair value" line item on our consolidated balance sheets.
◦Certain retained tranches from unconsolidated Re/Non-Performing Loan securitizations which we hold alongside other private funds under the management of Angelo Gordon are included in the "Investments in debt and equity of affiliates" line item on our consolidated balance sheets.

Land Related Financing
•First mortgage loans originated to third-party land developers and home builders for purposes of the acquisition and horizontal development of land.
◦These loans are held through our unconsolidated affiliates and are included in the "Investments in debt and equity of affiliates" line item on our consolidated balance sheets.

Agency RMBS
•Agency RMBS represent interests in pools of residential mortgage loans guaranteed by a GSE such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government such as Ginnie Mae.
◦These investments are included in the "Real estate securities, at fair value" line item on our consolidated balance sheets.

Our primary sources of income are net interest income from our investment portfolio, changes in the fair value of our investments, and income from our investment in Arc Home. Net interest income consists of the interest income we earn on investments less the interest expense we incur on borrowed funds and any costs related to hedging. Income from our investment in Arc Home is generated through its mortgage banking activities which represents the origination and subsequent sale of residential mortgage loans and servicing income sourced from its portfolio of mortgage servicing rights.

We were incorporated in Maryland on March 1, 2011 and commenced operations in July 2011. We conduct our operations to qualify and be taxed as a REIT for U.S. federal income tax purposes. Accordingly, we generally will not be subject to U.S. federal income taxes on our taxable income that we distribute currently to our stockholders as long as we maintain our intended qualification as a REIT, with the exception of business conducted in our domestic taxable REIT subsidiaries ("TRS") which are subject to corporate income tax. We also operate our business in a manner that permits us to maintain our exemption from registration under the Investment Company Act.

Our Manager and Angelo Gordon

We are externally managed by AG REIT Management, LLC (our "Manager"), a subsidiary of Angelo, Gordon & Co., L.P. ("Angelo Gordon"), pursuant to a management agreement. Pursuant to the terms of our management agreement, our Manager provides us with our management team, including our officers, along with appropriate support personnel. All of our officers are employees of Angelo Gordon or its affiliates. We do not have any employees. Our Manager is at all times subject to the supervision and oversight of our Board of Directors and has only such functions and authority as our Board of Directors delegates to it. Our Manager has delegated to Angelo Gordon the overall responsibility with respect to our Manager’s day-to-day duties and obligations arising under our management agreement.

Through our relationship with our Manager, we benefit from the expertise and relationships that Angelo Gordon has established which provides us with resources to generate attractive risk-adjusted returns for our stockholders. Our management has significant experience in the mortgage industry and expertise in structured credit investments. We are able to leverage our Manager, along with our ownership interest in Arc Home, a vertically integrated origination platform, to access investment opportunities in the non-agency residential mortgage loan market. This strategic advantage has enabled us to grow our investment portfolio and remain active in the securitization markets, utilizing Angelo Gordon's proprietary securitization platform to deliver non-agency investments to a diverse mix of investors.

Our strategies

Our investment strategy

We rely on the experience of our Manager’s personnel to direct our investments. Our Manager’s investment philosophy is based on a rigorous and disciplined approach to credit analysis and is focused on fundamental in-depth research. Our Manager makes investment decisions based on a variety of factors, including expected risk-adjusted returns, yields, relative value, credit fundamentals, vintage of collateral, prepayment speeds, supply and demand trends, general economic and market sector trends, the shape of the yield curve, liquidity, availability of adequate financing, borrowing costs, macroeconomic conditions, and maintaining our REIT qualification and our exemption from registration under the Investment Company Act.

In accordance with investment guidelines adopted by our Board of Directors, our Manager evaluates specific investment opportunities as well as our overall portfolio composition. Our Manager makes day-to-day determinations as to the timing and allocations of our investment portfolio. These decisions depend upon prevailing market conditions and may change over time in response to opportunities available in different interest rate, economic and credit environments. As a result, we cannot predict the percentage of our assets that will be invested in any one of our approved asset classes at any given time. We may change our strategy and policies without a vote of our stockholders.

Our financing and hedging strategy

We use leverage to increase potential returns to our stockholders and to fund the acquisition of our investment portfolio. Our financing strategy is designed to increase the size of our investment portfolio by borrowing against the fair value of the assets in our portfolio. When acquiring residential mortgage loans and other assets, we finance our investments using repurchase agreements or revolving facilities (collectively, "financing arrangements"). Upon accumulating a targeted amount of residential mortgage loans, we finance these assets utilizing long-term, non-recourse, non-mark-to-market securitizations as market conditions permit.

Repurchase agreements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date and typically have a term 30 to 90 days. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a "haircut." The size of the haircut reflects the perceived risk associated with the pledged asset. Haircuts may change as our financing arrangements mature or roll and are sensitive to governmental regulations. Interest rates on borrowings are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the borrowing at which time we may enter into a new borrowing arrangement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty. We have also used revolving facilities, which are typically longer term in nature than repurchase agreements, to finance loans. Interest rates on these facilities are based on prevailing rates corresponding to the terms of the borrowings, and interest is paid on a monthly basis. Repurchase agreements and revolving facilities are generally mark-to-market with respect to margin calls and recourse to us.

Our financing arrangements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each financing arrangement, typical supplemental terms include requirements of minimum equity and liquidity, leverage ratios, and performance triggers. In addition, some of the financing arrangements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that we fail to comply with the covenants contained in these financing arrangements or are otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the associated agreement. As of December 31, 2021, we are in compliance with all of our financial covenants.

Subject to maintaining our qualification as a REIT and our Investment Company Act exemption, we may utilize derivative instruments in an effort to hedge the interest rate risk associated with the financing of our investment portfolio. Specifically, we may seek to hedge our exposure to potential interest rate mismatches between the interest we earn on our investments and our borrowing costs caused by fluctuations in short-term interest rates. We may utilize interest rate swaps, swaption agreements, and other financial instruments such as short positions in to-be-announced securities. In utilizing leverage and interest rate derivatives, our objectives are to improve risk-adjusted returns and, where possible, to lock in, on a long-term basis, a spread between the yield on our assets and the costs of our financing and hedging.

Risk management strategy

The primary components of our risk management strategy are:

•Disciplined adherence to risk-adjusted return. Our Manager deploys capital when it believes that risk-adjusted returns are attractive. In this analysis, our Manager considers the initial net interest spread of the investment, the cost of hedging and our ability to optimize returns over time through rebalancing activities. Our Manager’s investment team has extensive experience implementing this approach.
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
•Strategic approach to increased risk. Our Manager’s investment strategy is to preserve our ability to extend our risk-taking capacity during periods of changing market fundamentals.

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
•No investment shall be made that would cause us to be regulated as an investment company under the Investment Company Act; and
•Our investments will be in our target assets.

Our target assets include the types of assets described in this Annual Report, under the heading "Our company" above, and our subsequent periodic filings with the SEC. Our Investment Policies may be changed by our Board of Directors without the approval of our stockholders.

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

Investment opportunities in our target assets may be allocated among us and Angelo Gordon funds and accounts that are eligible to purchase such target assets. Angelo Gordon considers the following factors, among others, when assigning investment opportunities among us and its other clients:

•Capital available for new investments;
•Existing ownership and target position size;
•Investment objective or strategies;
•Risk or investment concentration parameters;
•Supply or demand for an investment at a given price level;
•Cash availability and liquidity requirements;
•Regulatory restrictions;
•Minimum investment size;
•Relative size or "buying power;"
•Regulatory and tax considerations, including the impact on our status under the Investment Company Act and REIT status; and
•Such other factors as may be relevant to a particular transaction.

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

Conducting our operations so as not to be considered an investment company under the Investment Company Act and the rules and regulations promulgated under the Investment Company Act and SEC staff interpretive guidance limits our ability to make certain investments. For example, these restrictions limit our and our subsidiaries’ ability to invest directly in Agency RMBS mortgage-related securities that represent less than the entire ownership in a pool of mortgage loans or debt and equity tranches of Non-Agency RMBS (in each case to the extent such interest are not retained interest in securitizations consisting of mortgage loans that were owned by us and such securitizations were not sponsored by us in order to obtain financing to acquire additional mortgage loans), certain real estate companies and assets not related to real estate.

Competition

Our net income depends, in large part, on our ability to acquire assets at favorable spreads over our borrowing and hedging costs. In acquiring our investments, we compete with other REITs, specialty finance companies, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental bodies, hedge funds, and other entities. In addition, numerous REITs and specialty finance companies have similar asset acquisition objectives to ours. These other REITs and specialty finance companies increase competition for the available supply of our target assets suitable for purchase. Many of our competitors are significantly larger than we are, have access to greater capital and other resources and may have other advantages over us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than we can. Market conditions may attract more competitors, which may increase the competition for sources of financing. An increase in the competition for sources of financing could adversely affect the availability and cost of financing.

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

Human Capital Resources

We have no employees. All of our officers, and our dedicated or partially dedicated personnel, are employees of Angelo Gordon or its affiliates. We are highly dependent upon Angelo Gordon’s employees and, in turn, Angelo Gordon’s ability to create a respectful and inclusive firm culture to attract and retain the necessary talent to provide services to our company and its assets.

As of December 31, 2021, Angelo Gordon had over 600 employees.

Recruiting and Employee Retention

In order to attract, retain, and support talented employees, Angelo Gordon strives to offer competitive compensation and benefits, partner with diverse recruitment organizations, participate in industry-oriented, Diversity and Inclusion focused initiatives (as described further below), and provide employees with ample opportunity to give back to the communities they work in and around. Angelo Gordon also offers its full-time employees access to robust health and wellness programs, including:

•Health insurance, paid time off and leave programs
•401(k) plan
•Physical activity subsidy and access to wellness platforms
•Employee assistance program

Diversity & Inclusion

Angelo Gordon promotes a diverse and inclusive culture where all voices are welcomed and heard, embracing the individual differences, life experiences, knowledge, inventiveness, innovation, self-expression, unique capabilities and talent of its employees. Angelo Gordon does not tolerate any conduct that denigrates or shows hostility toward an individual because of a characteristic protected by law, is personally offensive, impairs morale or adversely impacts the work environment. Angelo Gordon supports diverse recruitment, opportunity and retention through its active partnerships with diverse recruitment organizations and diversity and inclusion-focused initiatives, including:

•Girls Who Invest
•Seizing Every Opportunity (SEO)
•Toigo

In addition, Angelo Gordon’s diversity focuses include practices and policies on recruitment and selection, professional development and training, promotions, and the ongoing development of a work environment built on the premise of gender and diversity equity, formally outlined in Angelo Gordon’s anti-discrimination and anti-harassment policies. Angelo Gordon also fosters a more inclusive culture through a variety of other diversity and inclusion initiatives, including:

•corporate training
•special events
•community outreach
•corporate philanthropy

Further, our Board of Directors is committed to seeking highly qualified individuals from minority groups (including gender and ethnically/racially diverse groups) to include in the pool from which board nominees are selected. As of the date of this report, one-third of the members of our Board of Directors are female.

Community Involvement and Philanthropy

Angelo Gordon has a long history of supporting its employees’ dedication of time, resources and passion in having a positive impact on the communities in which they live and work. Angelo Gordon’s philanthropy and community engagement is driven by the diverse interests and perspectives of its employees. Recently, Angelo Gordon launched a philanthropic platform, AG Gives, creating a new path for employees to contribute to their communities through volunteerism, charitable giving, and education.

Operational Impact/Corporate Governance

We are committed to good corporate governance practices that strengthen alignment of interests with our stockholders.
For example:

•2/3 of our Board members are independent and our Board establishes a lead independent director.
•33% of our Board members are female.
•We are committed to Board refreshment (7 year average director tenure).

•Shares received as director compensation are subject to a lock-up for the duration of such director's tenure.
•Established common stock ownership minimums, with a policy prohibiting pledging or hedging.
•We do not have a classified board and we hold annual elections of directors.
•Adopted Corporate Governance Guidelines & Code of Business Conduct and Ethics.
•Our Board and each committee conduct self-assessments annually.
•Our Board committees are comprised solely of independent directors.
•Regular meetings of independent directors without management and with independent auditors.

In addition, Angelo Gordon's commitment to strong corporate governance includes embracing opportunities to reduce its environmental impact.

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
•Our ability to execute our new focused mission and grow our business are dependent upon our Manager's ability to source, acquire and finance a large volume of desirable non-agency loans and other target assets on attractive terms.
•The mortgage loans we acquire or that underlie our RMBS expose us to significant credit risk that could negatively affect the value of those investments.
•We may engage in securitization transactions relating to residential mortgage loans which exposes us to potentially material risks.
•Our Manager’s due diligence of potential investments may be insufficient, which could lead to investment losses.
•Our Manager’s investment models may be incorrect either due to inaccurate models or incorrect third-party data, which could lead to investment losses.
•We operate in a highly competitive market.
•We may experience periods of significant illiquidity for our assets, which could adversely impact our business.
•Valuations of our investments may at times be unavailable or unreliable.
•Disruptive, exogenous geopolitical or other macroeconomic events could lead to declines in the fair value of our investments which could materially and adversely affect our business.
•We may be adversely affected by risks affecting borrowers or the asset or property types in which our investments may be concentrated at any given time, as well as from climate change or other unfavorable changes in the related geographic regions.
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

•Arc Home is highly dependent upon programs administered by the GSEs, and changes in the GSEs’ servicing or origination guidelines or overall operations could have a material adverse effect on Arc Home’s business.
•An economic slowdown or a deterioration of the housing market could increase both interest expense on servicing advances and operating expenses and could cause a reduction in income from, and the value of, Arc Home’s servicing portfolio.
•Our business is subject to extensive regulation.
Risks Related to our Investments
•Our investments in non-agency residential mortgage loans, including Non-QM Loans in particular, subject us to legal, regulatory and other risks.
•We invest in GSE Non-Owner Occupied Loans, which exposes us to an increased risk of loss.
•Changes in prepayment rates may adversely affect the return on our investments.
•Prepayment rates are difficult to predict, and market conditions may disrupt the historical correlation between interest rate changes and prepayment trends.
•Our investment in lower rated Non-Agency RMBS resulting from the securitization of our assets or otherwise, exposes us to the first loss on the mortgage assets held by the securitization vehicle. Additionally, the principal and interest payments on Non-Agency RMBS are not guaranteed by any entity, including any government entity or GSE, and therefore are subject to increased risks, including credit risk.
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
•Our Manager's fee structure may not create proper incentives or may induce our Manager and its affiliates to make riskier or more speculative investments, which increase the risk of our portfolio.
•Our Manager will not be liable to us for any acts or omissions performed in accordance with the Management Agreement, including with respect to the performance of our investments.
•Termination of our management agreement would be costly and, in certain cases, not permitted.
•Our Manager may terminate our management agreement, which could materially adversely affect our business.
•We have engaged Red Creek Asset Management LLC, an affiliate of our Manager (the "Asset Manager"), to manage certain of our residential mortgage loans. The terms of the asset management agreement with the Asset Manager may not be as favorable to us as if the agreement was negotiated with unaffiliated third-parties.

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
•There may be tax consequences to any modifications to our borrowings, our hedging transactions and other contracts to replace references to LIBOR.
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
•Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain actions and proceedings that may be initiated by our stockholders.
Other Risks Related to Ownership of Our Common Stock
•Investing in our common stock may involve a high degree of risk. Investors in our common stock may experience losses, volatility, and poor liquidity, and we may reduce our dividends in a variety of circumstances.
•Future sales of our common stock by us or by our officers and directors may have adverse consequences for investors.
•We have not established a minimum distribution payment level and cannot assure you of our ability to pay distributions in the future.
•The market price of our common stock has been and may continue to be volatile and holders of our common stock could lose all or a significant portion of their investment due to drops in the market prices of our common stock.

Risks Related to our Company, Business, and Operations

The COVID-19 pandemic has had and may continue to have a material adverse effect on our business.

The COVID-19 pandemic continues to cause significant disruptions to the U.S. and global economies and has contributed to volatility and negative pressure in financial markets. The outbreak has led governments and other authorities around the world to impose measures intended to control its spread. The impact of the pandemic, including the emergence of new variants of the virus, and measures to prevent its spread have negatively impacted us and could further negatively impact our business.

In particular, the COVID-19 pandemic has impacted, and may continue to impact, our financing strategy and liquidity. We finance many of the mortgage loans and real estate related securities we acquire with borrowings under repurchase facilities and other financing arrangements and, as market conditions permit, refinance these assets through securitization transactions. During the first and second quarters of 2020 with the onset of the pandemic, we experienced significant declines in the value of our assets financed through repurchase facilities and other financing arrangements as well as adverse developments with respect to the cost and terms of such financing, and received margin calls, default notices and deficiency letters from certain of our financing counterparties well in excess of historical norms. We were able to resolve these deficiencies and related matters with lenders during 2020, but at significant expense and the size of our investment portfolio and market capitalization decreased substantially as a result of satisfying margin calls and defaults. If as a result of the COVID-19 pandemic or another pandemic in the future, the financing markets were to experience another period of extreme volatility and illiquidity, we may be forced to sell our mortgage loans, real estate related securities and other assets that secure our repurchase and other financing arrangements on less favorable terms to us than might otherwise be available in a regularly functioning market and such actions could result in deficiency judgments and other claims against us. These conditions would have a materially negative effect on our results of operations, and, in turn, cash available for distribution to our stockholders and on the value of our assets.

The COVID-19 pandemic also adversely impacted U.S. unemployment rates, and may do so again in the future. If the COVID-19 pandemic, or any future pandemic, leads to a prolonged economic downturn with sustained high unemployment rates, the financial condition of the mortgage loans and mortgage loan borrowers underlying the residential securities and loans that we own may deteriorate and, as a result, borrowers on our loans may experience difficulties meeting their obligations, seek forbearance arrangements, become delinquent or default on their loans, which would have an adverse impact on our income, the value of our assets and our financing arrangements. Moreover, the onset of the COVID-19 pandemic prompted a number of states to implement temporary moratoriums on the ability of lenders to initiate foreclosures, which, when effective, could further limit our ability to foreclose and recover against our collateral, or pursue recourse claims (should they exist) against a borrower in the event of a default or failure to meet its financial obligations to us. Furthermore, any such economic slowdown may materially decrease or limit the volume of mortgages we acquire or originate, which could have an adverse impact on our ability to grow.

In response to these conditions created by the COVID-19 pandemic, the U.S. government has implemented unprecedented financial support and relief measures to support the economy and the continued functioning of the financial markets. However, the success of such measures cannot be predicted, and we can offer no assurance that these programs, or any new programs that may be implemented in the future, will be effective, sufficient or otherwise have a positive impact on our business. Moreover, certain actions taken by U.S. or other governmental authorities, including the Federal Reserve, that are intended to ameliorate the macroeconomic effects of COVID-19 may harm our business, including foreclosure moratoriums.

The rapid development and fluidity of the circumstances resulting from the COVID-19 pandemic, or any future pandemic, makes it extremely difficult to predict its ultimate impact. Moreover, the risk factors discussed below in this section "Risk Factors" are likely to also be impacted directly or indirectly by the ongoing impact of the pandemic. Nevertheless, the pandemic and the current financial, economic and capital markets environment, and future developments in these and other areas present material uncertainty and risk with respect to our performance, financial condition, results of operations and cash flows.

Our ability to execute our new focused mission and grow our business are dependent upon our Manager's ability to source, acquire and finance a large volume of desirable non-agency loans and other target assets on attractive terms.

During 2021, we adopted a new mission to focus our investment strategy primarily on acquiring and securitizing newly-originated residential non-agency mortgage loans. Our ability to successfully execute this new strategy, grow our business, and achieve attractive risk-adjusted returns for our stockholders are dependent upon our Manager's ability to source, acquire and finance on our behalf a large volume of desirable non-agency loans and other target assets on attractive terms, and our Manager may be unable to do so for many reasons. We derive a portion of our non-agency loans through Arc Home. Arc Home is heavily dependent on its ability to fund its non-agency loans through warehouse facilities, which are generally short-term in nature. If Arc Home is unable to renew or obtain new facilities, it would adversely impact its ability to grow its non-agency loan production and its overall business. In addition, Arc Home has no obligation to sell non-agency loans and other target assets to us and our Manager may be unable to locate other originators that are able or willing to originate non-agency loans and other target assets that meet our standards on favorable terms or at all. General economic factors, such as recession, declining home values, unemployment and high interest rates, may limit the supply of available non-agency loans and other target assets. Moreover, competition for non-agency loans and other target assets or changes in GSE regulations may drive down supply or drive up prices, making it uneconomical to purchase such loans or other target assets. For instance, in acquiring non-agency loans and other target assets from unaffiliated parties, we will compete with a broad spectrum of institutional investors, many of which have greater financial resources than us. Increased competition for, or a reduction in the available supply of, qualifying investments could result in higher prices for (and thus lower yields on) such investments, which could narrow the yield spread over borrowing costs. Competition may also reduce the number of investment opportunities available to us and may adversely affect the terms upon which investments can be made. We may incur due diligence or other costs on investments which may not be successful or may not be completed at all. As a result, we may incur additional costs to acquire a sufficient volume of non-agency loans and other target assets or be unable to acquire such loans and other target assets at reasonable prices or at all. There can be no assurance that attractive investments will be available for us or that available investments will meet our strategies. If we cannot source, acquire and finance an adequate volume of desirable non-agency loans and other target assets on attractive terms or at all, we may be materially and adversely affected.

Further, the success of our investment strategy is highly dependent upon our ability to finance our target assets through non-recourse, non-mark-to-market securitization transactions. Market conditions for securitizations have, and may continue to be, challenging. Prior to executing a securitization transaction, we typically acquire assets with warehouse financing subject to margin calls which typically are associated with a higher level of risk than other non-recourse, non-mark-to-market financing. In executing securitization transactions, we rely on third-party service providers, including custodians, rating agencies, servicers, and due diligence firms, to support the completion of such transactions in a timely and efficient manner. These third-party service providers may not have sufficient resources to dedicate the appropriate time and attention needed for securitization transactions conducted by us and our competitors. Resources, including sufficient personnel resources, of third-party service providers may be negatively impacted by a variety of factors, including the COVID-19 pandemic. To the extent that third-party service providers on which we rely are not able to dedicate sufficient resources to provide the necessary services to us, we may be delayed in completing, or unable to complete, securitization transactions on the pace anticipated in our business plan and our operating results may be materially and adversely impacted.

The mortgage loans we acquire or that underlie our RMBS expose us to significant credit risk that could negatively affect the value of those investments.

As of December 31, 2021, our residential loan portfolio and Agency RMBS were our sole asset classes, and we expect to continue to seek investment opportunities primarily focused on residential whole loans. We are exposed to significant credit risk primarily through direct investments in residential real estate mortgage loans and the ownership of RMBS. Investors in residential mortgage assets assume the risk that the related borrowers may default on their obligations to make full and timely payments of principal and interest, as well as the risk discussed below.

No U.S. Government Guarantee or Structural Credit Enhancement. We acquire residential mortgage loans primarily within the non-agency segment of the housing market, and also own re/non-performing loans (the borrower is or at one time was severely delinquent), all of which are subject to significant risk of loss. Unlike Agency RMBS, residential mortgage loans generally are not guaranteed by the U.S. government or any government-sponsored enterprise such as Fannie Mae and Freddie Mac. Additionally, by directly acquiring residential mortgage loans, we do not receive the structural credit enhancements that benefit senior tranches of RMBS. A residential mortgage loan is directly exposed to losses resulting from a default by the borrower. Therefore, the value of the underlying property, the creditworthiness and financial position of the borrower, and the priority and enforceability of the lien will significantly impact the value of such mortgage loan. In the event of a foreclosure, we may assume direct ownership of the underlying real estate. The liquidation proceeds upon sale of such real estate may not be sufficient to recover our cost basis in the loan, and any cost or delay involved in the foreclosure or liquidation process may increase losses. The value of residential mortgage loans is also subject to property damage caused by hazards, such as earthquakes or environmental hazards, not covered by standard property insurance policies and to a reduction in a borrower's mortgage debt by a bankruptcy court. In addition, claims may be assessed against us because of our position as a mortgage holder or property owner, including assignee liability, environmental hazards, tax and other liabilities. In some cases, these claims may lead to losses exceeding the purchase price of the related mortgage or property.

Enhanced Non-QM Loan Risks. A significant portion of our residential loan portfolio is Non-QM Loans. Non-QM Loans are generally loans to finance (or refinance) one- to four-family residential properties that are not considered to meet the definition of a "Qualified Mortgage" in accordance with guidelines adopted by the Consumer Financial Protection Bureau, or CFPB, and may be considered to be lower credit quality. The ownership of Non-QM Loans will also subject us to legal, regulatory and other risks, including those arising under federal consumer protection laws and regulations designed to regulate residential mortgage loan underwriting and originators’ lending processes, standards, and disclosures to borrowers. Failure of residential mortgage loan originators or servicers to comply with the ability-to-repay laws and regulations could subject us, as an assignee or purchaser of these loans (or as an investor in securities backed by these loans), to monetary penalties assessed by the CFPB and by mortgagors, including by recoupment or setoff of finance charges and fees collected, and could result in rescission of the affected residential mortgage loans. See the Risk Factor captioned “— Risks Related to our Investments — Our investments in non-agency residential mortgage loans, including Non-QM Loans in particular, subject us to legal, regulatory and other risks” in this Annual Report for more details.

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

A significant part of our business and growth strategy is to engage in securitization transactions to finance newly-acquired residential mortgage loans. Engaging in securitization transactions and other similar transactions generally requires us to accumulate loans or other assets prior to securitization. If demand for investing in securitization transactions weakens, we may be unable to complete the securitization of loans accumulated for that purpose, and we may finance such assets on repurchase facilities or other similar financing arrangements for a prolonged period of time, which would reduce our target returns and continue to subject us to the risk associated with mark-to-market recourse financing for such investments.

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and related laws and regulations relating to credit risk retention for securitizations (the "Risk Retention Rules"), when we sponsor a residential mortgage loan securitization, we are required to retain at least 5% of the fair value of the mortgage-backed securities issued in the securitization. We can retain either an “eligible vertical interest” (which consists of at least 5% of each class of securities issued in the securitization), an “eligible horizontal residual interest” (which is the most subordinate class of securities with a fair market value of at least 5% of the aggregate credit risk) or a combination of both totaling 5% (the "Required Credit Risk"). We are required to hold the Required Credit Risk until the later of (i) the fifth anniversary of the securitization closing date and (ii) the date on which the aggregate unpaid principal balance of the mortgage loans in such securitization has been reduced to 25% of the aggregate unpaid principal balance of the mortgage loans as of the securitization closing date, but no longer than the seventh anniversary of the closing date (such date, the "Sunset Date"). In addition, before the Sunset Date, we may not engage in any hedging transactions if payments on the hedge instrument are materially related to the Required Credit Risk and the hedge position would limit our financial exposure to the Required Credit Risk. Also, we may not pledge our interest in any Required Credit Risk as collateral for any financing unless such financing is full recourse to us. If we pledge our interest in Required Credit Risk as collateral on financing that is full recourse to us and the lender takes possession of the underlying collateral, we may not be in compliance with the Risk Retention Rules and it is uncertain as to what the consequences may be. Our Required Credit Risk could subject us to the first losses on our securitizations and is illiquid, which may make it more difficult to meet our liquidity needs, which may materially and adversely affect our business and financing condition. Thus, the Risk Retention Rules materially limit our ability to sell and hedge a portion of our RMBS that we acquire through our securitizations and subjects us to the credit risk related to the retained RMBS that we otherwise may have sold.

Additional risks include:

Risks relating to repurchase agreements. Our inability to securitize these loans would require us to secure financing in the form of repurchase agreements. Repurchase agreements may be shorter term in nature as compared to the financing term achieved by way of securitization and will subject us to the risk of margin calls and the risk that we may not be able to refinance these repurchase agreements when they mature. These risks may have an adverse impact on our business and our liquidity. See the Risk Factor captioned “— Risks Related to Financing Activities — Pursuant to the terms of borrowings under our financing arrangements, we are subject to margin calls that could result in defaults or force us to sell assets under adverse market conditions or through foreclosure.” in this Annual Report for more details.

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

Our Manager values our target assets based on loss-adjusted yields, taking into account estimated future defaults on the mortgage loans and other investments, and the estimated impact of those defaults on expected future cash flows. These default estimates are based in part on our Manager’s assessment of the strengths and weaknesses of the originators, borrowers, and the underlying property values, as well as other factors. Our Manager’s default estimates may not prove accurate, which could lead to investment losses (particularly as related to investments with significant credit risk, as discussed above). This risk may be more pronounced during times of market volatility and negative economic conditions, such as those experienced in connection with the COVID-19 pandemic.

Our Manager’s investment models may be incorrect either due to inaccurate models or incorrect third-party data, which could lead to investment losses.

Given the complexity of certain of our investments and strategies, our Manager must rely heavily on analytical models (both proprietary models developed by our Manager and those supplied by third-parties) as well as models and data supplied by third-parties. When this information or analysis proves to be incorrect, any decisions made in reliance thereon expose us to potential risks. For example, by relying on this potentially faulty information or analysis, our Manager may be induced to buy certain investments at prices that are too high, to sell certain other investments at prices that are too low or to miss favorable opportunities altogether. Similarly, any hedging may prove to be unsuccessful.

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

Many of the models we use include LIBOR as an input. The expected transition away from LIBOR may require changes to models and may change the underlying economic relationships being modeled. We may incorrectly value LIBOR-based instruments because our models do not currently properly account for LIBOR cessation. See the Risk Factor captioned “ — Risks Related to Financing Activities — The elimination of LIBOR may affect our financial results.” in this Annual Report for more details.

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

We operate in a highly competitive market.

Our profitability depends, in large part, on our ability to acquire our target assets at favorable prices. Although we expect to acquire a portion of our loans from our mortgage originator, Arc Home, in which we own a 43% interest, Arc Home has no obligation to sell non-agency residential mortgage loans and other target assets to us. In addition, non-agency residential mortgage loans originated by Arc Home are generally allocated among us and other affiliated funds with substantially similar investment strategies to us. To the extent that Arc Home's volume production decreases or our allocation of such loans by our Manager decreases, we may experience difficulties in obtaining the volume of loans needed to grow our business and execute our investment strategy. We also acquire non-agency residential mortgage loans and other target assets from unaffiliated third parties, including through the secondary market when market conditions and asset prices are conducive to making attractive purchases. In acquiring non-agency residential mortgage loans and other target assets from unaffiliated third parties, we compete with other mortgage REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental bodies and other entities. Additionally, we may also compete with the U.S. Federal Reserve and the U.S. Treasury to the extent they purchase assets meeting our objectives pursuant to various purchase programs. Many of our competitors are significantly larger than us, have greater access to capital and other resources and may have other advantages over us. Our competitors may include other entities managed by affiliates of our Manager. See "— Risks Related to our Management and our Relationships with our Manager and its Affiliates — Our governance and operational structure could result in conflicts of interest." for further information.

In addition to existing companies, other companies may be organized in the future for similar purposes, including companies focused on purchasing mortgage assets. A proliferation of such companies may increase the competition for equity capital and thereby adversely affect the market price of our common stock. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of assets and establish more relationships than us.

We also may have different operating constraints from those of our competitors including, among others, (1) tax-driven constraints such as those arising from our qualifying and maintaining our qualification as a REIT, (2) restraints imposed on us as a result of maintaining our exclusion from the definition of an "investment company" or other exemptions under the Investment Company Act and (3) restraints and additional costs arising from our status as a public company. Furthermore, competition for our target assets may lead to the price of such assets increasing, which may further limit our ability to generate desired returns. We cannot assure you that the competitive pressures we face will not have a material adverse effect on us.

We may experience periods of significant illiquidity for our assets, which could adversely impact our business.

Future market developments or disruptions, including adverse developments in financial and capital markets, could reduce the liquidity in the markets of the assets that we own. For example, upon the onset of the volatility created by the COVID-19 pandemic, we were unable to liquidate efficiently certain assets to raise capital, and residential whole loans present more acute liquidity risks as they are generally more cumbersome to sell (unlike RMBS, which normally trade in an active market). Such decreased liquidity can cause us to sell our assets at a price lower than we would normally sell them or cause us to hold our assets longer than we would normally hold them. In addition, price volatility normally associated with periods of illiquidity could cause our lenders to require us to pledge additional assets as collateral. If we are unable to obtain sufficient short-term financing or our assets are insufficient to meet the collateral requirements, then we may be compelled to liquidate particular assets at an inopportune time and at distressed sale prices. These conditions could adversely impact our business.

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

Our Manager’s determination of the fair value of our investments often depends on inputs provided by third-party dealers and pricing services. Valuations of certain of our investments are often difficult to obtain or are unreliable. In general, dealers and pricing services heavily disclaim their valuations. Depending on the complexity and illiquidity of a security, valuations of the same security can vary substantially from one dealer or pricing service to another. Wide disparities in asset valuations may be more pronounced during periods when market participants are engaged in distressed sales, as was experienced in the early stage of the market volatility related to COVID-19. Therefore, our results of operations for a given period could be adversely affected if our determinations regarding the fair value of these investments are materially higher than the values that we ultimately realize upon their disposal.

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

We may be adversely affected by risks affecting borrowers or the asset or property types in which our investments may be concentrated at any given time, as well as from climate change or other unfavorable changes in the related geographic regions.

Our assets are not subject to any geographic, diversification or concentration limitations except that we concentrate in residential mortgage-related investments. Accordingly, our investment portfolio may be concentrated by geography, asset type (as is the case currently, as residential whole loans are by far our most concentrated asset type), property type and/or borrower, increasing the risk of loss to us if the particular concentration in our portfolio is subject to greater risks or suffers adverse developments. In addition, adverse economic conditions in the areas where the properties securing or otherwise underlying our investments are located (including business layoffs or downsizing, industry slowdowns, changing demographics and other factors) and local real estate conditions (such as oversupply or reduced demand) may have an adverse effect on the value of our investments. Moreover, a geographic concentration of our investments in an area which has been or may become adversely impacted by climate change (including flooding, drought, wildfire, tornados, and other severe weather) may negatively impact the performance of those investments. For example, as of December 31, 2021, 35% of the total fair value of our residential mortgage loan portfolio was secured by properties located in California, which are particularly susceptible to natural disasters such as fires, earthquakes and mudslides. In addition, as of December 31, 2021, 11% of the total fair value of our residential mortgage loan portfolio, was secured by properties located in Florida, which are particularly susceptible to natural disasters such as hurricanes and floods. A material decline in the demand for and value of real estate in these areas may materially and adversely affect us. Lack of diversification can further increase the correlation of non-performance and foreclosure risks among our investments.

Cybersecurity risks may cause a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our business.

Our business is highly dependent on the communications and information systems of our Manager, its affiliates and third-party service providers. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing proprietary and confidential information, corrupting data or causing operational disruption. System breaches in particular are evolving. Computer malware, viruses, computer hacking, phishing attacks, ransomware, and other electronic security breaches have become more frequent and more sophisticated. The result of these incidents may include disrupted operations, delays or other problems in our securities trading activities, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our investor relationships and reputation, any or all of which could have a material adverse effect on our results of operations and cash flows and negatively affect the market price of our common stock and our ability to make distributions to our stockholders.

As our reliance on technology has increased, so have the risks posed to our information systems, including those provided by the Manager and third-party service providers (including, without limitation, affiliates and third parties with which we and our Manager do business, such as Arc Home and other mortgage originators, due diligence firms, pricing vendors and servicers, or that facilitate our business activities, including clearing agents or other financial intermediaries we use to facilitate our securitization transactions). If such parties' respective systems experience failure, interruption, cyber-attacks, or security breaches, we may in turn face risks of operational failure, termination or capacity constraints. The acquisition of mortgage loans entails us, the Manager and third-party service providers coming into possession of borrower non-public personal information, and we may be liable for losses suffered by individuals whose personal information is stolen as a result of a breach of the security of the systems on which we, our Manager or third-party service providers of ours store this information, or as a result of other mismanagement of such information, and any such liability could be material. Even if we are not liable for such losses, any breach of these systems could expose us to material costs in notifying affected individuals or other parties and providing credit monitoring services, as well as to regulatory fines or penalties. Our Manager, its affiliates and third-party service providers have experienced and are and will continue to be from time to time the target of attempted cyber attacks, breaches and other security threats. We rely on our Manager to continuously monitor and develop our information technology networks and infrastructure to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses and other events that could have a security impact. There is no guarantee that these efforts, or similar efforts by affiliates of our Manager and third-party service providers, will be successful. Even with all reasonable security efforts, not every breach can be prevented or even detected. Further, in response to the outbreak of the COVID-19 pandemic, the majority of our Manager's personnel worked remotely at least a few days a week and may in the future return to working remotely, which may increase the risk of cyber-security incidents and cyber-attacks.

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

Servicer quality. Servicer quality is of prime importance in the performance of residential mortgage loans, RMBS and MSRs. Both default frequency and default severity of loans may depend upon the quality of the servicer. Servicers may not be vigilant in encouraging borrowers to make their monthly payments, may take longer to liquidate non-performing assets, or less competent in the foreclosure process and disposing REO properties. The foreclosure process can be lengthy and expensive, and the delays and costs involved in completing a foreclosure, and then subsequently liquidating the REO property through sale, may materially increase any related loss. In the case of pools of securitized loans, servicers may be required to advance interest on delinquent loans to the extent the servicer deems those advances recoverable. In the event the servicer does not advance interest on delinquent loans, interest may not be able to be paid even on more senior securities. Servicers may also advance more interest than is in fact recoverable once a defaulted loan is disposed, and the loss to the trust may be greater than the outstanding principal balance of that loan. Additionally, servicers can perform loan modifications, which could potentially impact the value of our securities. The laws and regulations governing mortgage servicing are continually evolving and regulators have identified mortgage loan servicing as a current enforcement priority. The failure of servicers to comply with these laws and regulations or to effectively service the mortgage loans underlying the RMBS in our portfolio, any mortgage loans we own or any MSRs Arc Home owns could negatively impact the value of our investments and our performance.

Servicer default. The servicer has a fiduciary obligation to act in the best interest of the securitization trust, but significant latitude exists with respect to its servicing activities. The servicer also has a contractual obligation to obey all laws and regulations (including federal, state, and local laws and regulations) and to act in accordance with applicable servicing standards; however, as we do not control these servicers, we cannot be sure that they are acting in accordance with their contractual and legal obligations or applicable law. The servicer's failure to comply with these obligations could expose us to regulatory scrutiny and litigation risk. If a third-party servicer fails to perform its duties under the securitization documents or its contractual duties to us, this may result in a material increase in delinquencies or losses on the RMBS or mortgage loans we own or the MSRs Arc Home owns or in a fine or adverse finding from a regulatory authority if the ownership of loans is tied to the servicing of those loans. Any such servicing failures and resulting delinquencies or losses may impact the value of the RMBS, mortgage loans or MSRs, and we may incur losses on our investment. If a third-party servicer fails to perform its contractual duties to us, this may result in fines or adverse action from a regulatory authority if the ownership of loans is tied to the servicing of those loans.

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

COVID-19 effect on servicing activities. The economic and market disruptions caused by COVID-19 have adversely impacted and may continue to adversely impact the financial condition of the borrowers of our residential mortgage loans and the loans that underlie our RMBS investments. If the current conditions of the COVID-19 pandemic worsen, the number of borrowers who request a payment deferral or forbearance arrangement or become delinquent or default on their financial obligations may increase significantly, and such increase may place greater stress on the servicers’ finances and human capital, which may make it more difficult for these servicers to successfully service these loans. In addition, many loan servicing activities are not permitted to be done through a remote work setting. To the extent that shelter-in-place orders and remote work arrangements for non-essential businesses continue in the future, loan servicers may be materially adversely impacted. As a result, we could be materially and adversely affected if a mortgage servicer is unable to adequately or successfully service our residential mortgage loans and the loans that underlie our RMBS or if any such servicer experiences financial distress.

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

Our investment portfolio is primarily comprised of residential mortgage loans and RMBS. An investment in such assets will generally decline in value if interest rates increase, particularly long-term interest rates. Declines in market value may ultimately reduce earnings or result in losses to us, which may negatively affect cash available for distribution to our stockholders.

The relationship between short-term and longer-term interest rates is often referred to as the "yield curve." Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. In a normal yield curve environment, short-term interest rates are lower than longer-term interest rates. If short-term interest rates rise disproportionately relative to longer-term interest rates (a flattening of the yield curve), our borrowing costs will generally increase more rapidly than the interest income earned on our assets.

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

Subject to maintaining our qualification as a REIT and our exclusion from regulation as an investment company under the Investment Company Act, we expect to utilize various derivative instruments and other hedging instruments to mitigate interest rate risk, but there can be no assurances that our hedges will be successful, or that we will be able to enter into or maintain such hedges. As a result, interest rate fluctuations can cause significant losses, reductions in income, and could materially and adversely affect us.

In addition, rising interest rates generally reduce the demand for mortgage loans due to the higher cost of borrowing. A reduction in the volume of mortgage loans originated may affect the volume of target assets available to us, which could adversely affect our ability to acquire assets that satisfy our investment objectives. If rising interest rates cause us to be unable to acquire a sufficient volume of our target assets with a yield that is above our borrowing cost, it could materially and adversely affect us.

Arc Home is highly dependent upon programs administered by the GSEs, and changes in the GSEs’ servicing or origination guidelines or overall operations could have a material adverse effect on Arc Home’s business.

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

Arc Home is subject to extensive licensing requirements and regulation, which could materially and adversely affect us.

Arc Home's lending and servicing business activities is subject to extensive regulation by federal, state and local governmental and regulatory authorities, including the CFPB, the Federal Trade Commission, the U.S. Department of Housing and Urban Development, the U.S. Department of Veterans Affairs, the SEC and various state agencies that license, audit, investigate and conduct examinations of its mortgage servicing, origination, and other activities. In the current regulatory environment, the policies, laws, rules and regulations applicable to Arc Home's mortgage origination and servicing businesses have been rapidly evolving. Federal, state or local governmental authorities may continue to enact laws, rules or regulations that will result in changes in Arc Homes’ business practices and may materially increase the costs of compliance. We are unable to predict whether any such changes will adversely affect Arc Home's business and, in turn, our financial results.

In addition, over the years, regulators have vigilantly enforced the regulation of mortgage lenders and have penalized or, in some cases, even suspended non-compliant mortgage lenders' ability to originate loans in their jurisdictions for their failure to comply with regulatory requirements. We expect to acquire a portion of our target newly originated non-agency loans from Arc Home. If Arc Home is unable to originate loans in one or more jurisdictions as a result of regulatory issues or otherwise, it may result in fewer investment opportunities for us or in opportunities that are less geographically diversified. Further, any such regulatory issues for Arc Home could result in damage to our or our Manager's reputation in the market and impact Arc Home's ability to continue to source a desired volume of non-agency loan originations. If Arc Home is unable to originate the volume of loans anticipated, we may also be unable to identify other sources of non-agency loans for acquisition to satisfy our strategy and we may need to alter such strategy to seek other investments. Further, if any of the foregoing events were to occur, the value of our investment in Arc Home may also be adversely impacted.

An economic slowdown or a deterioration of the housing market could increase both interest expense on servicing advances and operating expenses and could cause a reduction in income from, and the value of, Arc Home’s servicing portfolio.

During any period in which a borrower is not making payments, under most of its servicing agreements Arc Home is required to advance its own funds to meet contractual principal and interest remittance requirements for investors, pay property taxes and insurance premiums and process foreclosures. Arc Home also advances funds to maintain, repair and market real estate properties on behalf of investors. Most of its advances have the highest standing and are "top of the waterfall" so that Arc Home is entitled to repayment from respective loan or REO liquidations proceeds before most other claims on these proceeds, and in the majority of cases, advances in excess of respective loan or REO liquidation proceeds may be recovered from pool level proceeds. Arc Home generally finances a large portion of its servicing advance obligations and an increase in such obligations could increase its interest expense. In addition, if Arc Home's servicing advance obligations exceed its financing capacity for such obligations or such financing otherwise becomes unavailable, Arc Home may need to use cash on hand or take additional actions, including selling assets and reducing its originations to generate liquidity to support its servicer advance obligations.

Higher delinquencies also increase Arc Home’s cost to service loans as loans in default require more intensive effort to bring them current or manage the foreclosure process. An increase in delinquencies may delay the timing of revenue recognition because Arc Home recognizes servicing fees as earned, which is generally upon collection of payments from borrowers or proceeds from REO liquidations. An increase in delinquencies also generally leads to lower balances in custodial and escrow accounts (float balances) and lower net earnings on custodial and escrow accounts (float earnings). Additionally, an increase in delinquencies in its GSE servicing portfolio will result in lower revenue because Arc Home collects servicing fees from GSEs only on performing loans.

Foreclosures are involuntary prepayments resulting in a reduction in unpaid principal balance. This may result in higher amortization expense and declines in the value of Arc Home’s MSRs.

Adverse economic conditions could also negatively impact Arc Home's lending businesses. For example, during the economic crisis that began in 2007, total U.S. residential mortgage originations volume decreased substantially. Moreover, declining home prices and increasing loan-to-value ratios may preclude many potential borrowers from refinancing their existing loans. Further, an increase in prevailing interest rates could decrease originations volume.

The risks associated with an economic slowdown or a deterioration of the housing or lending markets are more pronounced due to the conditions created by the COVID-19 pandemic.

Any of the foregoing could adversely affect Arc Home’s business, which in turn would have a negative impact on our results.

Our business is subject to extensive regulation.

Our business is subject to extensive regulation by federal and state governmental authorities, self-regulatory organizations, and securities exchanges. We are required to comply with numerous federal and state laws. The laws, rules and regulations comprising this regulatory framework change frequently, as can the interpretation and enforcement of existing laws, rules, and regulations. We may receive requests from federal and state agencies for records, documents, and information regarding our policies, procedures, and practices regarding our business activities. We may incur significant ongoing costs to comply with these government regulations.

These requirements can and do change as statutes and regulations are enacted, promulgated, amended, and interpreted, and the recent trends among federal and state lawmakers and regulators have been toward increasing laws, regulations, and investigative proceedings concerning the mortgage industry generally. Although we believe that we have structured our operations and investments to comply with existing legal and regulatory requirements and interpretations, changes in regulatory and legal requirements, including changes in their interpretation and enforcement by lawmakers and regulators, could materially and adversely affect our business and our financial condition, liquidity, and results of operations.

Risks Related to our Investments

Our investments in non-agency residential mortgage loans, including Non-QM Loans in particular, subject us to legal, regulatory and other risks.

We believe our primary risks related to non-agency residential assets, including Non-QM Loans in particular, are credit-related risks (see “Risks Related to our Company, Business, and Operations” above). In addition, the ownership of non-agency residential mortgage loans (currently our primary targeted asset class) will subject us to legal, regulatory and other risks, including those arising under federal consumer protection laws and regulations designed to regulate residential mortgage loan underwriting and originators’ lending processes, standards, and disclosures to borrowers. The laws, rules and regulations comprising this regulatory framework change frequently, as can the interpretation and enforcement of existing laws, rules and regulations. Some of the laws, rules and regulations to which we are subject are intended primarily to safeguard and protect consumers, rather than stockholders or creditors. From time to time, we may receive requests from federal and state agencies for records, documents and information regarding our policies, procedures and practices regarding our business activities. We incur significant ongoing costs to comply with these government regulations. These rules generally focus on consumer protection and include, among others, rules promulgated under the Dodd-Frank Act, the Truth in Lending Act of 1968 (“Truth-in-Lending Act”), the Gramm-Leach-Bliley Financial Modernization Act of 1999 (“Gramm-Leach-Bliley”). The Dodd-Frank Act grants enforcement authority and broad discretionary regulatory authority to the CFPB to prohibit or condition terms, acts or practices relating to mortgage loans that the CFPB finds abusive, unfair, deceptive or predatory, as well as to take other actions that the CFPB finds are necessary or proper to ensure responsible affordable mortgage credit remains available to consumers.

These laws and regulations include the "ability-to-repay" rules ("ATR Rules") under the Truth-in-Lending Act and "qualified mortgage" regulations. The ATR Rules specify the characteristics of a "qualified mortgage" and two levels of presumption of compliance with the ATR Rules: a safe harbor and a rebuttable presumption for higher priced loans. The "safe harbor" under the ATR Rules applies to a covered transaction that meets the definition of "qualified mortgage" and is not a "higher-priced covered transaction." For any covered transaction that meets the definition of a "qualified mortgage" and is not a "higher-priced covered transaction," the creditor or assignee will be deemed to have complied with the ability-to-repay requirement and, accordingly, will be conclusively presumed to have made a good faith and reasonable determination of the consumer’s ability to repay. Creditors or assignees will have the benefit of a rebuttable presumption of compliance with the applicable ATR Rules if they have complied with the qualified mortgage characteristics of the ATR Rules other than the residential mortgage loan being higher-priced in excess of certain thresholds. On December 10, 2020, the CFPB issued a final rule that adopts a set of “bright-line” loan pricing thresholds to replace the previous General Qualified Mortgage 43% debt-to-income threshold calculated in accordance with "Appendix Q" and removes Appendix Q (the "General QM Final Rule"). The effective date of the General QM Final Rule is March 1, 2021, but the mandatory compliance date originally established as July 1, 2021 was delayed to October 1, 2022. On December 10, 2020, the CFPB also issued a final rule that creates a new category of a qualified mortgage, referred to as a "Seasoned QM" (the "Seasoned QM Final Rule"). A loan is eligible to become a Seasoned QM if it is a first-lien, fixed rate loan that meets certain performance requirements over a seasoning period of 36 months, is held in portfolio until the end of the seasoning period by the originating creditor or first purchaser, complies with general restrictions on product features and points and fees, and meets certain underwriting requirements. The effective date for the Seasoned QM Final Rule was March 1,

2021. At this time, however, it is unclear what impact these final rules will have on the mortgage market and the “ability-to-repay” rules.

Non-QM Loans are among the loan products we acquire. The safe harbor and presumptions outlined above with respect to compliance with the ATR Rules are not available to Non-QM loans. Because the final rules are largely untested in court, they remain subject to interpretive uncertainties. Failure of residential mortgage loan originators or servicers to comply with these laws and regulations could subject us, as an assignee or purchaser of these loans (or as an investor in securities backed by these loans), to monetary penalties assessed by the CFPB through its administrative enforcement authority and by mortgagors through a private right of action against lenders or as a defense to foreclosure, including by recoupment or setoff of finance charges and fees collected, and could result in rescission of the affected residential mortgage loans, which could adversely impact our business and financial results. Such risks may be higher in connection with the acquisition of Non-QM Loans. Borrowers under Non-QM Loans may be more likely than borrowers under qualified loans to challenge the analysis conducted under the ATR Rules by lenders. Even if a borrower does not succeed in the challenge, additional costs may be incurred in connection with challenging and defending such claims, which may be more costly in judicial foreclosure jurisdictions than in non-judicial foreclosure jurisdictions, and there may be more of a likelihood such claims are made since the borrower is already exposed to the judicial system to process the foreclosure.

The laws, rules and regulations to which we are subject can and do change as statutes and regulations are enacted, promulgated, amended, and interpreted. As a result, we are unable to fully predict at this time how these, or other laws or regulations that may be adopted in the future, will affect our business and the results of operations and financial condition. Recent trends among federal and state lawmakers and regulators have been toward increasing laws, regulations, and investigative procedures concerning the mortgage industry generally, which is likely to continue increasing the economic and compliance costs for participants in the mortgage origination and securitization industries, including us.

We invest in GSE Non-Owner Occupied Loans, which expose us to an increased risk of loss.

We invest in GSE Non-Owner Occupied Loans, which are residential mortgage loans that are underwritten in accordance with GSE guidelines and are secured by investment properties. The repayment of such a loan by the property owner (i.e., the borrower) often depends primarily on its tenant's continuing ability to pay rent to the property owner. If the property owner is unable to find or retain a tenant for the rental property, the property owner would cease to have a continuous rental income stream with respect to the property and, as a result, the property owner's ability to repay the loan on a timely basis or at all could be adversely affected. In addition, the physical condition of non-owner-occupied properties can be below that of owner-occupied properties due to lax property maintenance standards, which can have a negative impact on the value of the collateral properties. Moreover, loans on non-owner-occupied residential properties generally involve larger principal amounts and a greater degree of risk than owner-occupied residential mortgage loans, resulting in a higher likelihood that we will be subject to losses on such investment property loans.

Changes in prepayment rates may adversely affect the return on our investments.

When borrowers prepay mortgage loans that we own or are underlying the securities we own at rates faster or slower than anticipated, it exposes us to prepayment or extension risk, respectively. Prepayment rates are impacted by a variety of factors, including prevailing mortgage rates, loan age and size, loan-to-value ratios, housing price trends, general economic conditions and other factors not in our control.

To the extent that actual prepayment speeds differ from our expectations, our operating results could be adversely affected, and we could be forced to sell assets to maintain adequate liquidity, which could cause us to incur realized losses. In addition, should significant prepayments occur, there is no certainty that we will be able to identify acceptable new investments, which could reduce our invested capital or result in us investing in less favorable investments.

In periods of declining interest rates, prepayments on investments generally increase and the proceeds of prepayments received during these periods may generally be reinvested by us in comparable assets at reduced yields. In addition, the market value of investments subject to prepayment may, because of the risk of prepayment, benefit less than other fixed-income securities from declining interest rates. Conversely, in periods of rising interest rates, prepayments on investments, where contractually permitted, generally decrease, in which case we would not have the prepayment proceeds available to invest in comparable assets at higher yields and our cost to finance such assets would likely increase. Under certain interest rate and prepayment scenarios, we may fail to recoup fully our cost of certain investments.

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

Some of our investments, including the bonds that may be issued in our future securitization transactions for which we would be required to retain a portion of the credit risk, may be rated by rating agencies. Any credit ratings on our investments are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any such ratings would not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. If rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our investments in the future, the value and liquidity of our investments could significantly decline, which would adversely affect the value of our portfolio and could result in losses upon disposition or the failure of borrowers to satisfy their debt service obligations to us.

Our investment in lower rated Non-Agency RMBS resulting from the securitization of our assets or otherwise, exposes us to the first loss on the mortgage assets held by the securitization vehicle. Additionally, the principal and interest payments on Non-Agency RMBS are not guaranteed by any entity, including any government entity or GSE, and therefore are subject to increased risks, including credit risk.

Our investments include Non-Agency RMBS which are backed by non-QM and other residential mortgage loans that are not issued or guaranteed by a GSE or the U.S. government. Within a securitization of residential mortgage loans, various securities are created, each of which has varying degrees of credit risk. We anticipate that our investments in Non-Agency RMBS will be concentrated in lower-rated and unrated securities in which we are exposed to the first loss on the residential mortgage loans held by the securitization vehicle, which will subject to us to the most concentrated credit risk associated with the underlying residential mortgage loans.

Additionally, the principal and interest on Non-Agency RMBS, unlike those on Agency RMBS, are not guaranteed by GSEs such as Fannie Mae and Freddie Mac or, in the case of Ginnie Mae, the U.S. government. Non-Agency RMBS are subject to many of the risks of the underlying mortgage loans. A residential mortgage loan is typically secured by a single-family residential property and is subject to risks of delinquency and foreclosure and risk of loss. The ability of a borrower to repay a loan secured by a residential property is dependent upon the income or assets of the borrower. A number of factors, including, but not limited to, a general economic downturn, unemployment, acts of God, terrorism, social unrest and civil disturbances, may impair the borrower's ability to repay its mortgage loan. In periods following home price declines, "strategic defaults" (decisions by borrowers to default on their mortgage loans despite having the ability to pay) also may become more prevalent. In the event of defaults under residential mortgage loans backing any of our Non-Agency RMBS, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the residential mortgage loan.

Moreover, in the event of the bankruptcy of a residential mortgage loan borrower, the residential mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the residential mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a residential mortgage loan can be an expensive and lengthy process which could have a substantial negative effect on our anticipated return on the foreclosed residential mortgage loan. If borrowers default on the residential mortgage loans backing our Non-Agency RMBS and we are unable to recover any resulting loss through the foreclosure process, we could be materially and adversely affected.

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

It remains uncertain whether, and if so on what timeline, the Biden administration will address the conservatorships of the GSEs and any comprehensive housing reform. Moreover, personnel changes at the applicable regulatory agencies may alter the nature and scope of oversight affecting the mortgage finance industry generally (particularly with respect to the future role of Fannie Mae and Freddie Mac).

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

We use leverage as a strategy to increase the return on our assets. Pursuant to our leverage strategy, we borrow against a substantial portion of the market value of our mortgage investments and use the borrowed funds to finance our investment portfolio and the acquisition of additional investment assets. The risks associated with leverage are more acute during periods of economic slowdown or recession, which the U.S. economy experienced in connection with the COVID-19 pandemic. We may not be able to achieve our desired leverage ratio for a number of reasons, including if:

•our lenders require that we pledge additional collateral to cover our borrowings;
•our lenders do not make financing arrangements available to us at acceptable rates;
•certain of our lenders exit the repurchase market; or
•we determine that the leverage would expose us to excessive risk.

In addition, the use of leverage exposes us to other significant risks, including:

Change of collateral valuation. The amount of financing that we receive under our repurchase agreements will be directly related to our counterparties’ valuation of our assets that collateralize the outstanding financing. Typically, repurchase agreements grant the repurchase agreement counterparty the right to reevaluate the fair market value of the assets that cover the amount financed under the repurchase agreement at any time. If a repurchase agreement counterparty determines that the value of the assets subject to the repurchase agreement financing has decreased, it has the right to initiate a margin call. These valuations may be different than the values that we ascribe to these assets and may be influenced by recent asset sales at distressed levels by forced sellers. A margin call requires us to transfer additional assets to a repurchase agreement counterparty without any advance of funds from the counterparty for such transfer or to repay a portion of the outstanding repurchase agreement financing. We would also be required to post additional collateral if haircuts increase under a repurchase agreement. In these situations, we could be forced to sell assets at significantly depressed prices to meet such margin calls and to maintain adequate liquidity, which could cause significant losses.

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

Adverse change in financing counterparties. We depend upon a limited number of financing counterparties to fund our investments. The aggregate number of our financing counterparties was five as of December 31, 2021. The limited number of financing counterparties may reduce our ability to obtain financing on favorable terms and increases our counterparty credit risk. In addition, our ability to fund our operations, meet financial obligations and finance asset acquisitions may be impacted by an inability to secure and maintain our repurchase agreements with our counterparties. Because repurchase agreements are short-term commitments of capital, repurchase agreement counterparties may respond to market conditions in a manner that makes it more difficult for us to renew or replace on a continuous basis our maturing short-term financings. Such counterparties have and may continue to impose more onerous conditions when rolling such financings. If major lenders stop financing our target assets, the value of our target assets could be negatively impacted, thus reducing net stockholders’ equity, or book value. If we are faced with a larger haircut in order to roll a financing with a particular counterparty, or in order to move a financing from one counterparty to another, then we would need to make up the difference between the two haircuts in the form of cash, which could similarly require us to dispose of assets at significantly depressed prices and at inopportune times, which could cause significant losses.

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

As of December 31, 2021, we, either directly or through our equity method investments in affiliates, have outstanding master repurchase agreements or loan agreements with multiple counterparties. These agreements generally include customary representations, warranties and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each agreement, typical supplemental terms include requirements of minimum equity, leverage ratios, performance triggers or other financial ratios. The negative impacts on our business caused by COVID-19 have and may make it more difficult to meet or satisfy these covenants, and we cannot assure you that we will remain in compliance with these covenants in the future. Future lenders may impose similar or more onerous restrictions.

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

If a counterparty to a repurchase agreement defaults on its obligation to resell or return the underlying loan or security back to us at the end of the transaction term, we may lose money on such financing arrangement.

When we engage in financing arrangements, we generally sell loans or securities to lenders (i.e., repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell or return the same loans or securities back to us at the end of the term of the transaction. Because the cash we receive from lenders when we initially sell or deliver the assets to the lender is less than the value of those assets (this difference is the haircut), if the lender defaults on its obligation to resell or return the same assets back to us (whether due to insolvency of the lender or otherwise) we may incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). On December 31, 2021, we had greater than 5% stockholders' equity at risk on a GAAP basis and non-GAAP basis with three repurchase agreement counterparties: Credit Suisse AG, Cayman Islands Branch, BofA Securities, Inc., and Barclays Capital Inc.

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

The Federal Reserve’s actions and statements regarding monetary policy and the management of its balance sheet can affect the fixed income and mortgage finance markets in ways that could adversely affect our future business and financial results and the value of, and returns on, real estate-related investments and other assets we own or may acquire.

Actions taken by the Federal Reserve to set or adjust monetary policy or to manage the overall size and composition of its balance sheet, and statements it makes regarding the foregoing, may affect the expectations and outlooks of market participants in ways that disrupt our business and adversely affect the value of, and returns on, our portfolio of real-estate related investments and the pipeline of mortgage loans we own or may originate or acquire.

In response to the Covid-19 pandemic in 2020, the Federal Reserve lowered the target federal funds rate from a range of 2.25-2.5% to its current target level of 0-0.25%. In addition, the Federal Reserve initiated a $1.25 trillion program to purchase agency mortgage-backed securities (MBS) to provide support to mortgage and housing markets and to foster improved conditions in financial markets more generally in response to the impact of the pandemic. The statements and the actions of the Federal Reserve significantly impacted many market participants’ expectations and outlooks regarding the expected yields these market participants would require to invest in agency MBS as well as non-agency MBS such as the residential MBS that we acquire and own.

During the second half of 2021, the United States economy began to experience inflation in consumer prices at their highest levels in the last 40 years. The rapid acceleration of inflation led to an abrupt shift in the Federal Reserve’s monetary policy stance as they no longer consider these price pressures to be “transitory”. The market currently expects the Federal Reserve to raise the target federal funds rate several times over the coming 12-24 months. In addition, there is wide speculation about the method and timing of the Federal Reserve’s balance sheet curtailment with some believing that the Federal Reserve may engage in outright asset sales. These conditions have resulted in a significant rise in short term benchmark interest rates and a significant flattening of the yield curve.

To the extent benchmark interest rates rise or the yield curve flattens further as a result of the Federal Reserve’s policy actions or statements, one of the immediate potential impacts on our business would be a reduction in the overall value of the pool of mortgage loans that we own and the overall value of the pipeline of mortgage loans that we have identified for origination or purchase. Rising benchmark interest rates also generally have a negative impact on the overall cost of short- and long-term borrowings we use to finance our acquisitions and holdings of mortgage loans, including as a result of the requirement to post additional margin (or collateral) to lenders to offset any associated decline in value of the mortgage loans we finance with short-term borrowings subject to market value-based margin calls. Several of the short-term borrowing facilities we use to finance our acquisitions and holdings of mortgage loans are uncommitted and all such short-term facilities have a limited term, which could result in these types of borrowings not being available in the future to fund our acquisitions and holdings and could result in our being required to sell holdings of mortgage loans and incur losses. In addition, any inability to fund originations or acquisitions of mortgage loans could damage our reputation as a reliable counterparty in the mortgage finance markets.

To the extent benchmark interest rates rise or the yield curve flattens further as a result of the Federal Reserve’s policy actions or statements, it would also likely impact the volume of residential mortgage loans available for purchase in the marketplace and our ability to compete to acquire residential mortgage loans as part of our residential mortgage banking activities. These impacts could result from, among other things, a lower overall volume of mortgage refinance activity by mortgage borrowers and an increased level of competition from large commercial banks that may operate with a lower cost of capital than we do, including as a result of Federal Reserve monetary policies that impact banks more favorably than us and other non-bank institutions. These and other impacts of developments of the type described above may have a negative impact on our business and results of operations and we cannot accurately predict the full extent of these impacts or for how long they may persist.

Changes in the method pursuant to which LIBOR is determined, or a discontinuation of LIBOR, may adversely affect the value of the financial obligations to be held or issued by us that are linked to LIBOR.

The interest rates on our repurchase agreements, as well as adjustable-rate mortgage loans in our securitizations, are generally based on LIBOR, which is subject to recent national, international, and other regulatory guidance and proposals for reform or discontinuation. On December 31, 2021, GBP, CHF, EUR and JPY LIBOR, as well as 1-week and 2-month tenors of USD LIBOR were discontinued. The UK Financial Conduct Authority (FCA), which regulates LIBOR, has noted in a March 5, 2021 announcement that June 30, 2023 is the cessation date for the other five tenors (overnight, 1-month, 3-month, 6-month, and 12-

month). These reforms or discontinuation events may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted.

Currently, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be implemented in the U.K. or elsewhere. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the rates on our repurchase facilities, securitizations or residential loans held for longer-term investment. If LIBOR is discontinued or is no longer quoted, the applicable base rate used to calculate interest on our repurchase agreements will be determined using alternative methods. In the U.S., the Alternative Reference Rates Committee, the working group tasked with assisting in the industry wide transition away from LIBOR, has supported the FCA’s announcement of USD LIBOR cessation and has recommended the market adopt the Secured Overnight Financing Rate ("SOFR"). To accelerate the transition away from LIBOR, the Federal Reserve Board, Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency issued joint supervisory guidance to cease entering into new contracts referencing USD LIBOR after December 31, 2021 (note there are limited exceptions related to derivative product use). The Federal Reserve Bank of New York began publishing SOFR rates in April 2018. The market transition away from LIBOR and towards SOFR is expected to be gradual and complicated. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate and SOFR a secured lending rate, another is SOFR is an overnight rate and LIBOR reflects term rates at different maturities. While a term rate is now being published for SOFR, there are restrictions on its use and continued uncertainty on market adoption of this rate. These and other differences create the potential for basis risk between the two rates. The impact of any basis risk difference between LIBOR and SOFR may negatively affect our net interest margin. Any of these alternative methods may result in interest rates that are higher than if the LIBOR Rate was available in its current form, which would increase our borrowering costs, and could have a material adverse effect on our net interest margin. In addition, the manner and timing of the shift is currently unknown. Market participants are still considering how various types of financial instruments and securitization vehicles should react to a discontinuation of LIBOR. It is possible that not all of our assets and liabilities will transition away from LIBOR at the same time, and it is possible that not all of our assets and liabilities will transition to the same alternative reference rate, in each case increasing the difficulty of hedging. We and other market participants have less experience understanding and modeling SOFR-based assets and liabilities than LIBOR-based assets and liabilities, increasing the difficulty of investing, hedging, and risk management. The process of transition involves operational risks. It is also possible that no transition will occur for many financial instruments.

Although certain of our LIBOR based obligations provide for alternative methods of calculating the interest rate payable on certain of our obligations if LIBOR is not reported, which include requesting certain rates from major reference banks in London or New York, or alternatively using LIBOR for the immediately preceding interest period or using the initial interest rate, as applicable, uncertainty as to the extent and manner of future changes may result. In addition, there continues to be uncertainty regarding possible federal legislative solutions for tough legacy contracts in the U.S., which may impact alternative methods of calculating the interest rate payable on certain obligations if LIBOR is not reported.

Holders of our fixed-to-floating preferred shares should refer to the relevant prospectus to understand the USD-LIBOR cessation provisions applicable to that class. We do not currently intend to amend any of our fixed-to-floating preferred shares to change the existing USD-LIBOR cessation fallbacks. Our fixed-to-floating preferred shares become callable at the same time they begin to pay a USD-LIBOR-based rate. Should we choose to call our fixed-to-floating preferred shares in order to avoid a dispute over the results of the USD-LIBOR fallbacks, we may be forced to raise additional funds at an unfavorable time.

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

Our Manager may make, or may be required to make, investment decisions on our behalf where our trading counterparty is an entity affiliated with or an account managed by our Manager or its affiliates, including Arc Home. Although we have adopted an Affiliated Transactions Policy, which specifically addresses the requirements of these types of trades, there is no assurance that this policy will ensure the most favorable outcome for us or will be adequate to address all of the conflicts that may arise. There is no assurance that the terms of such transactions would be as favorable to us as transacting in the open market with unaffiliated third-parties. As the investment programs of the various entities and accounts managed by our Manager and its affiliates change over time, additional issues and considerations may affect our Affiliated Transactions Policy and our Manager’s expectations with respect to such transactions, which could adversely affect our operations.

Our Board of Directors has approved very broad investment policies for our Manager, may change such policies without stockholder consent, and does not review or approve each investment or financing decision made by our Manager.

Our Board of Directors determines our operational policies and may amend or revise such policies, including our policies with respect to our REIT qualification, acquisitions, dispositions, operations, indebtedness and distributions, or approve transactions that deviate from these policies, without a vote of, or notice to, our stockholders. Operational policy changes could adversely affect the market value of our common stock and our ability to make distributions to our stockholders, such as reduction in the size of our GAAP investment portfolio. For example, 2020 was marked by unprecedented conditions caused by the COVID-19 pandemic, and as a result of and in response to these conditions, the size and composition of our investment portfolio was significantly reduced during 2020.

We may also change our investment strategies and policies and target asset classes at any time without the consent of our stockholders, which could result in our making investments that are different in type from, and possibly riskier than, our current assets or the investments contemplated in this report. For example, in 2021, we repositioned our investment strategy to focus primarily on opportunities within the non-agency residential mortgage market. A change in our investment strategies and policies and target asset classes may increase our exposure to interest rate risk, default risk and real estate market fluctuations, which could adversely affect the market value of our common stock and our ability to make distributions to our stockholders.

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

Our Manager's fee structure may not create proper incentives or may induce our Manager and its affiliates to make riskier or more speculative investments, which increase the risk of our portfolio.

We pay our Manager base management fees on a quarterly basis regardless of the performance of our portfolio. Our Manager's entitlement to base management fees, which are based on our "Stockholders' Equity" (as defined under "— Contractual obligations — The Management Agreement" in Part II, Item 7), might reduce its incentive to devote its time and effort to seeking loans or other investments that provide attractive risk-adjusted returns for our stockholders and instead may incentivize our Manager to advance strategies that increase our Stockholders’ Equity, which could, in turn, adversely affect our ability to make distributions to our stockholders and the market price of our common stock. There may be circumstances where increasing our Stockholders’ Equity will not optimize the returns for our stockholders, and consequently, we will be required to pay our Manager base management fees in a particular period despite experiencing a net loss or a decline in the value of our portfolio during that period. The compensation payable to our Manager will increase as a result of any future issuances of our equity securities, even if the issuances are dilutive to existing stockholders.

In addition, beginning with the 2023 calendar year, our Manager has the ability to earn an incentive fee that is based, in large part, upon our achievement of targeted levels of adjusted net income, as calculated in accordance with the management agreement. In evaluating asset acquisition and other management strategies, the opportunity to earn an incentive fee based on adjusted net income may lead our Manager to place undue emphasis on the maximization of adjusted net income at the expense of other criteria, such as preservation of capital, maintaining liquidity, and/or management of credit risk or market risk, in order to achieve a higher incentive fee. Assets with higher yield potential are generally riskier or more speculative. This could result in increased risk to our portfolio.

In addition, the incentive fee is computed and paid annually generally on adjusted net income that includes unrealized gains driven by mark-to-market increases on investments. If the value of such investments decline prior to a realization event, it is possible that the unrealized gains previously included in the calculation of the incentive fee will not be realized. Our Manager is not under any obligation to reimburse us for any part of the incentive fee previously received as a result of unrealized gains that are ultimately not realized.

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

It is difficult and costly to terminate the management agreement we have entered into with our Manager without cause. Our independent directors review our Manager’s performance and the management fees annually. The management agreement renews automatically each year for an additional one-year period, subject to certain termination rights. As of December 31, 2021, our management agreement has not been terminated. The management agreement provides that it may be terminated annually by us without cause upon the affirmative vote of at least two-thirds of our independent directors or by a vote of the holders of at least two-thirds of our outstanding common stock, in each case based upon (i) our Manager’s unsatisfactory performance that is materially detrimental to us or (ii) our determination that the management fees payable to our Manager are not fair, subject to our Manager’s right to prevent termination based on unfair fees by accepting a reduction of management fees agreed to by at least two-thirds of our independent directors. Our Manager must be provided 180-days’ prior notice of any such termination. We may not terminate or elect not to renew the management agreement, even in the event of our Manager’s poor performance, without having to pay substantial termination fees. Upon any such termination without cause, the management agreement provides that we will pay our Manager a termination fee equal to three times the average annual base management fee earned by our Manager during the 24-month period prior to termination, calculated as of the end of the most recently completed fiscal quarter. While under certain circumstances the obligation to make such a payment might not be enforceable, this provision may increase the cost to us of terminating the management agreement and adversely affect our ability to terminate the management agreement without cause.

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

We have engaged Red Creek Asset Management LLC, an affiliate of our Manager (the "Asset Manager"), to manage certain of our residential mortgage loans. The terms of the asset management agreement with the Asset Manager may not be as favorable to us as if the agreement was negotiated with unaffiliated third-parties.

In connection with our investments in Non-QM Loans, GSE Non-Owner Occupied Loans, residential mortgage loans, and Re/Non-Performing Loans, we engage asset managers to provide advisory, consultation, asset management and other services to help our third-party servicers formulate and implement strategic plans to manage, collect and dispose of loans in a manner that is reasonably expected to maximize the amount of proceeds from each loan. We engaged the Asset Manager, an affiliate of the Manager and direct subsidiary of Angelo Gordon, as the asset manager for certain of our non-agency loans, agency loans, residential mortgage loans and Re/Non-Performing Loans. We pay separate arm’s-length asset management fees as assessed and confirmed by a third-party valuation firm for (i) Non-QM Loans, (ii) non-performing loans and (iii) re-performing loans, in each case, to the Asset Manager. The asset management agreement was negotiated between related parties, and we did not have the benefit of arm’s-length negotiations as we normally would with unaffiliated third-parties. As such, the terms may not be as favorable to us as they otherwise might have been.

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

The present U.S. federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the U.S. federal income tax treatment of an investment in our stock. The U.S. federal tax rules that affect REITs are under review constantly by persons involved in the legislative process, the IRS and the U.S. Treasury Department, which results in statutory changes as well as frequent revisions to Treasury regulations and interpretations. In addition, several proposals have been made that would make substantial changes to the federal income tax laws generally. We cannot predict whether any of these proposed changes will become law. Revisions in U.S. federal tax laws and interpretations thereof could cause us to change our investments, commitments and strategies, which could also affect the tax considerations of an investment in our stock.

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

There may be tax consequences to any modifications to our borrowings, our hedging transactions and other contracts to replace references to LIBOR.

The publication of LIBOR rates may be discontinued by 2023. We are parties to loan agreements with LIBOR-based interest rates and derivatives with LIBOR-based terms used for hedging. We may have to renegotiate such LIBOR-based instruments to replace references to LIBOR. Under current law, certain modifications of terms of LIBOR-based instruments may have tax consequences, including deemed taxable exchanges of the pre-modification instrument for the modified instrument. On January 4, 2022 the US Internal Revenue Service and Department of Treasury published the final regulations (“Final Regulations”) providing guidance on the tax consequences of the discontinuation of LIBOR and certain other interbank offered rates (“IBORs”). The Final Regulations allow for the treatment of certain modifications to be deemed non-taxable events. We intend to migrate to a post-LIBOR environment without recognizing taxable income from deemed taxable exchanges in excess of our economic income or suffering other adverse tax consequences, but there can be no assurance that we succeed in such efforts.

Risks Related to our Organization and Structure

Loss of our exemption from regulation under the Investment Company Act would impose significant limits on our operations, which would negatively affect the value of shares of our common stock and our ability to distribute cash to our stockholders.

We conduct our operations so neither we nor any of our subsidiaries are required to register as an investment company under the Investment Company Act. Under Section 3(a)(1)(A) of the Investment Company Act, a company is an investment company if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an investment company if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire "investment securities" having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis (the "40% test"). "Investment securities" do not include, among other things, U.S. government securities, and securities issued by majority-owned subsidiaries that (i) are not investment companies and (ii) are not relying on the exceptions from the definition of investment company provided by Section 3(c)(1) or 3(c)(7) of the Investment Company Act (the so called "private investment company" exemptions). We believe that we are not an investment company as defined in Section 3(a)(1)(A) or 3(a)(1)(C).

The operations of many of our wholly-owned or majority-owned subsidiaries are generally conducted so that they are exempted from investment company status in reliance upon Section 3(c)(5)(C) of the Investment Company Act. Our interests in those subsidiaries do not constitute "investment securities" for purposes of Section 3(a)(1)(C). Section 3(c)(5)(C) exempts from the definition of "investment company" entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” The staff of the SEC generally requires an entity relying on Section 3(c)(5)(C) to invest at least 55% of its portfolio in "qualifying assets" (the “55% test”) and at least another 25% in additional qualifying assets or in "real estate-related" assets (the “80% test”) (with no more than 20% comprised of miscellaneous assets). To the extent that our direct subsidiaries qualify only for either Section 3(c)(1) or 3(c)(7) exemptions from the Investment Company Act, we limit our holdings in those kinds of entities so that, together with other investment securities, we satisfy the 40% test. Although we continuously monitor our and our subsidiaries’ portfolios on an ongoing basis to determine compliance with that test, there can be no assurance that we will be able to maintain the exemptions from registration for us and each of our subsidiaries.

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

Other Risks Related to Ownership of Our Common Stock

Investing in our common stock may involve a high degree of risk. Investors in our common stock may experience losses, volatility, and poor liquidity, and we may reduce our dividends in a variety of circumstances.

An investment in our common stock may involve a high degree of risk, particularly when compared to other types of investments. Risks related to the economy, the financial markets, our industry, our investing activity, our other business activities, our financial results, the amount of dividends we pay, the manner in which we conduct our business, and the way we have structured our operations could result in a reduction in, or the elimination of, the value of our common stock. The level of risk associated with an investment in our common stock may not be suitable for the risk tolerance of many investors. Investors may experience volatile returns and material losses. In addition, the trading volume of our common stock (i.e., its liquidity) may be insufficient to allow investors to sell their common stock when they want to or at a price they consider reasonable. Further, limited liquidity in the trading market for our common stock could adversely impact our ability to raise capital through future equity offerings that we may pursue in order to continue to grow our business.

Our earnings, cash flows, book value, and dividends can be volatile and difficult to predict. Investors in our common stock should not rely on our estimates, projections, or predictions, or on management’s beliefs about future events. In particular, the sustainability of our earnings and our cash flows will depend on numerous factors, including our level of business and investment activity, our access to debt and equity financing, the returns we earn, the amount and timing of credit losses, prepayments, the expense of running our business, and other factors, including the risk factors described herein. As a consequence, although we seek to pay a regular common stock dividend that is sustainable, we may reduce our regular dividend rate, or stop paying dividends, in the future for a variety of reasons. We may not provide public warnings of dividend reductions prior to their occurrence. Changes to the amount of dividends we pay may result in a reduction in the value of our common stock.

Future sales of our common stock by us or by our officers and directors may have adverse consequences for investors.

We may issue additional shares of common stock, or securities convertible into, or exchangeable for, shares of common stock, in public offerings or private placements, and holders of our outstanding convertible notes or exchangeable securities may convert those securities into shares of common stock. In addition, we may issue additional shares of common stock to participants in any direct stock purchase and dividend reinvestment plan we may establish and to our directors, officers, and employees of our Manager under any employee stock purchase plan we may establish, our equity incentive plan, or other similar plans, including upon the exercise of, or in respect of, distributions on equity awards previously granted thereunder. We are not required to offer any such shares to existing shareholders on a preemptive basis. Therefore, it may not be possible for existing shareholders to participate in future share issuances, which may dilute existing shareholders’ interests in us. In addition, if market participants buy shares of common stock, or securities convertible into, or exchangeable for, shares of common stock, in issuances by us in the future, it may reduce or eliminate any purchases of our common stock they might otherwise make in the open market, which in turn could have the effect of reducing the volume of shares of our common stock traded in the marketplace, which could have the effect of reducing the market price and liquidity of our common stock.

As of February 22, 2022, our directors, executive officers and our Manager beneficially owned, in the aggregate, approximately 5.6% of our common stock (including approximately 4% held by our directors and executive officers). Sales of shares of our common stock by our directors and officers are generally required to be publicly reported and are tracked by many market participants as a factor in making their own investment decisions. As a result, future sales by these individuals or our Manager could negatively affect the market price of our common stock.

We have not established a minimum distribution payment level and we cannot assure you of our ability to pay distributions in the future.

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

In the year ended December 31, 2021, we declared $14.6 million of cash dividends on our common stock, representing aggregate dividends of $0.81 per share. However, as a result of the impact of the COVID-19 pandemic on our business, during 2020, we suspended dividends to stockholders beginning in the first quarter 2020 and resumed dividends to stockholders in the fourth quarter 2020. As a result, for 2020, cash dividends declared on our common stock were $1.2 million, representing aggregate dividends of $0.09 per share.

Our ability to continue to pay quarterly dividends in the future may be adversely affected by a number of factors, including the risk factors described in this report. Further, we may consider paying future dividends, if at all, in shares of common stock, cash, or a combination of shares of common stock and cash. Any decision regarding the composition of such dividends would be made following an analysis and review of our liquidity, including our cash balances and cash flows, at the time of payment of the dividend. For example, we may determine to distribute shares of common stock in lieu of cash, or in combination with cash, in respect of our dividend obligations, which, among other things, could result in dilution to existing stockholders.

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

The market price of our common stock has been and may continue to be volatile and holders of our common stock could lose all or a significant portion of their investment due to drops in the market price of our common stock.

The market price of our common stock has been and may continue to be volatile. Our stockholders may not be able to resell their common stock at or above the implied price at which they acquired such common stock or otherwise due to fluctuations in the market price of our common stock, including changes in market price caused by factors unrelated to our operating performance or prospects. Additionally, volatility and other factors may induce stockholder activism, which has been increasing in publicly traded companies in recent years, and could materially disrupt our business, operations and ability to make distributions to our stockholders. Specific factors that may have a significant effect on the market price of our common stock include, among others, the following:

•Our actual or anticipated financial condition, performance, and prospects and those of our competitors.

•The market for similar securities issued by other REITs and other competitors of ours.

•Changes in the manner that investors and securities analysts who provide research to the marketplace on us analyze the value of our common stock.

•Changes in recommendations or in estimated financial results published by securities analysts who provide research to the marketplace on us, our competitors, or our industry.

•General economic and financial market conditions, including, among other things, actual and projected interest rates, prepayments, and credit performance and the markets for the types of assets we hold or invest in.

•Changes in our dividend policy.

•Proposals to significantly change the manner in which financial markets, financial institutions, and related industries, or financial products are regulated under applicable law, or the enactment of such proposals into law or regulation.

•Reactions to public announcements by us.

•Sales of common stock by us, our Manager, members of our management team or significant stockholders.

•Other events or circumstances which undermine confidence in the financial markets or otherwise have a broad impact on financial markets, such as the sudden instability or collapse of large financial institutions or other significant corporations (whether due to fraud or other factors), terrorist attacks, natural or man-made disasters, the outbreak of pandemic or epidemic disease, or threatened or actual armed conflicts.

Furthermore, these fluctuations do not always relate directly to the financial performance of the companies for which stock prices may be affected. As a result of these and other factors, investors who own our common stock could experience a decrease in the value of their investment, including decreases unrelated to our financial results or prospects.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2021, we did not own any real estate or other physical property materially important to our operations. Our principal executive offices are located at 245 Park Avenue, 26th Floor, New York, New York 10167. Our telephone number is (212) 692-2000.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and dividend information

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol "MITT." As of February 17, 2022, there were 23,915,293 shares of common stock outstanding and approximately 37 registered holders of our common stock. The 37 holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of our common stock. Such information was obtained through our registrar and transfer agent, based on the results of a broker search.

The following tables set forth, for the periods indicated, the high and low sale price of our common stock as reported on the NYSE and the dividends declared per share of our common stock. All per share amounts below have been adjusted to reflect the one-for-three reverse stock split effected July 22, 2021.

	Sales Prices
2021	High	Low
First Quarter	$14.88	$8.31
Second Quarter	14.85	10.61
Third Quarter	13.05	9.81
Fourth Quarter	13.49	9.94

2020	High	Low
First Quarter	$50.10	$6.00
Second Quarter	23.67	4.38
Third Quarter	11.09	7.56
Fourth Quarter	10.98	7.54

2021
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/22/2021	4/1/2021	4/30/2021	$0.18
6/15/2021	6/30/2021	7/30/2021	0.21
9/15/2021	9/30/2021	10/29/2021	0.21
12/15/2021	12/31/2021	1/31/2022	0.21
Total			$0.81

2020
Declaration Date	Record Date	Payment Date	Dividend Per Share
12/22/2020	12/31/2020	1/29/2021	$0.09

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

Repurchase Program

On November 3, 2015, the Company’s Board of Directors authorized a stock repurchase program ("Repurchase Program") to repurchase up to $25.0 million of the Company's outstanding common stock. Such authorization does not have an expiration date. As part of the Repurchase Program, shares may be purchased in open market transactions, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. The following table presents information related to our purchases of our common stock during the year ended December 31, 2021:

Period (1)	Total Number of Shares Purchased	Weighted Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program (3)	Maximum Approximate Dollar Value that May Yet Be Purchased Under the Program (4)
August 1, 2021 to August 31, 2021	150,870	$10.72	398,006	$12,980,553
September 1, 2021 to September 30, 2021	107,885	11.39	505,891	11,751,409
October 1, 2021 to October 31, 2021	61,104	11.59	566,995	11,043,506
Total	319,859	$11.11	566,995	$11,043,506
(1)Based on trade date. The Repurchase Program was announced on November 4, 2015 and does not have an expiration date.
(2)Includes brokerage commissions and clearing fees.
(3)Amounts have been adjusted to reflect the one-for-three reverse stock split effected July 22, 2021.
(4)The maximum dollar amount authorized was $25.0 million.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements and should be read in conjunction with our consolidated financial statements and the accompanying notes to our consolidated financial statements, which are included in this report.

Our company

We are a residential mortgage REIT with a focus on investing in a diversified risk-adjusted portfolio of residential mortgage-related assets in the U.S. mortgage market. Our objective is to provide attractive risk-adjusted returns to our stockholders over the long-term, primarily through dividends and capital appreciation.

Our investment activities primarily include acquiring and securitizing newly-originated residential mortgage loans within the growing non-agency segment of the housing market. We obtain our assets through Arc Home, our residential mortgage loan originator in which we own an approximate 44.6% interest, and through other third-party origination partners. We finance our acquired loans through various financing lines on a short-term basis and utilize Angelo Gordon’s proprietary securitization platform to secure long-term, non-recourse, non-mark-to-market financing as market conditions permit. Through our ownership in Arc Home, we also have exposure to mortgage banking activities. Arc Home is a multi-channel licensed mortgage originator and servicer primarily engaged in the business of originating and selling residential mortgage loans while retaining the mortgage servicing rights associated with the loans that it originates.

Our investment portfolio (which excludes our ownership in Arc Home) includes Residential Investments and Agency RMBS. Currently, our Residential Investments primarily consist of Non-QM Loans and GSE Non-Owner Occupied Loans. We may also invest in other types of residential mortgage loans and other mortgage related assets.

We were incorporated in Maryland on March 1, 2011 and commenced operations in July 2011. We conduct our operations to qualify and be taxed as a REIT for U.S. federal income tax purposes. We also operate our business in a manner that permits us to maintain our exemption from registration under the Investment Company Act.

We are externally managed by our Manager, an affiliate of Angelo Gordon, pursuant to a management agreement. Our Manager has delegated to Angelo Gordon the overall responsibility of its day-to-day duties and obligations arising under the management agreement. Angelo Gordon is a leading privately-held alternative investment firm focusing on credit and real estate strategies.

Executive summary

During the year ended 2021, we focused on executing our mission to become a pure-play residential mortgage REIT by simplifying our portfolio through exiting all of our commercial investments, growing our portfolio of newly-originated non-agency loans, and increasing our pace of securitization activity in order to obtain long-term, non-recourse financing without mark-to-market margin calls. During 2021, we significantly increased the size of our investment portfolio and also completed five Non-QM securitizations through Angelo Gordon's proprietary securitization platform. Further, we focused on strengthening our capital base by entering into various financing facilities and raising capital in order to provide for continued growth and execution of our business strategy. Subsequent to year end, we continued to grow our portfolio of newly-originated non-agency loans and completed two additional securitizations. See below for detail on these activities during 2021 and subsequent to year end.

Investment Activity

•Purchased $2.5 billion of Non-QM Loans and GSE Non-Owner Occupied Loans, $833.4 million of which were purchased from Arc Home;
•Participated in two rated securitizations alongside other Angelo Gordon funds in which Non-QM Loans with a fair value of $397.3 million were securitized. Certain senior tranches in the securitization were sold to third parties with us and private funds under the management of Angelo Gordon retaining the subordinate tranches;
◦$171.4 million were securitized through our unconsolidated ownership interest in MATT, in which we have an approximate 44.6% interest;
◦$225.9 million were securitized alongside one private fund under the management of Angelo Gordon and we contributed approximately 41% of the underlying loans;
•Sold Non-Agency RMBS for gross proceeds of $44.6 million;
•Exited remaining commercial investments;
◦Received gross proceeds of $148.4 million from the full repayment or sales of our Commercial Loans, inclusive of receiving all accrued or deferred interest outstanding; and
◦Sold our remaining CMBS portfolio for gross proceeds of $67.7 million.

Financing Activity

•Executed three rated securitizations in which Non-QM Loans with a fair value of $880.9 million were securitized, converting financing from recourse financing with mark-to-market margin calls to non-recourse financing without mark-to-market margin calls;
•Entered into certain financing arrangements with a maximum uncommitted borrowing capacity of $2.3 billion to finance non-agency mortgage loans, of which approximately $1.0 billion of the maximum uncommitted borrowing capacity remains available as of December 31, 2021; and
•Repaid $10 million secured note and accrued interest to our Manager upon maturity on March 31, 2021.

Capital Activity
•Completed a public offering issuing 8.1 million shares of common stock for net proceeds of approximately $80.0 million after deducting estimated offering expenses;
•Utilized ATM program to issue 1.0 million shares of common stock, raising net proceeds of approximately $13.1 million;
•Repurchased 0.3 million shares of common stock for $3.6 million;
•Entered into two privately negotiated exchange offers with existing holders of our preferred stock, issuing 1.4 million shares of common stock in exchange for 0.7 million shares of preferred stock; and
•Implemented a reverse stock split primarily to decrease volatility in trading for our common stock. The reverse stock split was effective following the close of business on July 22, 2021 (the "Effective Time"). At the Effective Time, every three issued and outstanding shares of our common stock was converted into one share of common stock. No fractional shares were issued in connection with the reverse stock split. Instead, each stockholder holding fractional shares was entitled to receive, in lieu of such fractional shares, cash in an amount determined based on the closing price of our common stock on the date of the Effective Time.

Subsequent Event Activity

•Purchased $519.0 million of non-agency mortgage loans, inclusive Non-QM Loans, GSE Non-Owner Occupied Loans, and other qualifying mortgage loans. $233.0 million of these non-agency mortgage loans were purchased from Arc Home;
•Participated in our first rated securitization of GSE Non-Owner Occupied Loans, in which loans with a fair value of $474.9 million were securitized;
•Participated in a rated securitization in which Non-QM Loans with a fair value of $301.7 million were securitized; and
•Announced that on February 18, 2022 our Board of Directors declared first quarter 2022 preferred stock dividends on our Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock in the amount of $0.51563, $0.50 and $0.50 per share, respectively. The dividends will be paid on March 17, 2022 to holders of record on February 28, 2022.

Presentation of investment, financing and hedging activities

In the "Investment activities," "Financing activities," "Hedging activities" and "Liquidity and capital resources" sections of this Part II, Item 7, we present information on our investment portfolio and the related financing arrangements inclusive of unconsolidated ownership interests in affiliates that are accounted for under GAAP using the equity method. Our investment portfolio excludes our investment in Arc Home.

Our investment portfolio and the related financing arrangements are presented along with a reconciliation to GAAP. This presentation of our investment portfolio is consistent with how our management team evaluates the business, and we believe this presentation, when considered with the GAAP presentation, provides supplemental information useful for investors in evaluating our investment portfolio and financial condition. See Note 2 to the "Notes to Consolidated Financial Statements" for a discussion of investments in debt and equity of affiliates. See below for further terms used when describing our investment portfolio.

•Our "Investment portfolio" includes Agency RMBS and our credit portfolio.
•Our "Credit portfolio" or "credit investments" refer to our residential investments, inclusive of loans and credit securities.
◦"Loans" refer to our Non-QM Loans and Re/Non-Performing Loans, exclusive of retained tranches from unconsolidated securitizations, GSE Non-Owner Occupied Loans, and Land Related Financing.
◦"Credit securities" refer to the retained tranches from unconsolidated securitizations of Non-QM Loans and Re/Non-Performing Loans.
•"Real estate securities" refers to our Agency RMBS and our credit securities.
•Our "GAAP Investment portfolio" includes Agency RMBS and our GAAP Credit portfolio.
•Our "GAAP Credit portfolio" refers to our credit portfolio exclusive of all investments held within affiliated entities.

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

Although market conditions improved during 2021, the COVID-19 pandemic is ongoing with new variants emerging despite growing vaccination rates. As a result, the full impact of COVID-19 (including the impact of any significant variants) on the mortgage REIT industry, credit markets, and, consequently, on our financial condition and results of operations for future periods remains uncertain. Future developments with respect to the COVID-19 pandemic, including among others, the emergence of new variants, the effectiveness and durability of current vaccines and government stimulus measures, could materially and adversely affect our business, operations, operating results, financial condition, liquidity, or capital levels.

Market Conditions

During 2021, the financial markets generally continued their recovery from the unprecedented dislocation caused by the COVID-19 pandemic and the resulting economic shutdown across much of the U.S. economy. In addition, mortgage and housing fundamentals continued to be favorable throughout the year. Delinquency and forbearance rates continued to decline and home prices reached another record high, rising 19.1% year-over-year. Limited availability of homes against fundamentally strong housing demand has been a driving factor for persistent home price appreciation. Other fundamentals continued to be favorable due to strong labor conditions and residual support from federal stimulus and payment accommodations, whose positive effects should persist into 2022. Some near-term headwinds could be created by the term-driven expiration of mortgage payment forbearance, resumption of foreclosure activity and sunset of other relief programs. However, we believe these risks should be offset by strong demand for labor, rising collateral prices and persistently tight new mortgage underwriting, the latter of which remains near 2014 levels, according to the Mortgage Bankers Association.

Non-Agency Loans and Securitizations: Non-QM securitization issuance topped $10 billion in a record quarter for the sector driven by strong origination volume as well as older vintages exiting their respective non-call windows Annual issuance also hit a record at approximately $25 billion, which was in line with the market’s expectations for 2020 prior to the COVID-19 pandemic disruption. Despite the amount of supply in the market during the fourth quarter, execution was orderly with spreads slightly widening. The prospect of raising rates did bring about concerns on extension risk among buyers of the most senior bonds, causing issuers to transition from pro-rata capital structures to sequential capital structures. Non-QM loan volumes remained elevated, with some originators doubling their monthly production over the course of 2021. During the third quarter, an increased amount of agency-eligible mortgage loans backed by investment properties and second homes were being issued into the Private Label Securities ("PLS") market as originators looked for liquidity away from the GSE’s as a result of amendments made to the Preferred Stock Purchase Agreement between Treasury and the GSEs earlier in the year. However these volumes declined during the fourth quarter as originators returned to delivering most, if not all, of their production back to the GSEs due to the September 14, 2020 suspension of certain amendments made to the Preferred Stock Purchase Agreement.

Agency RMBS: Despite the Federal Reserve’s commencement of tapering its monthly bond purchases during the fourth quarter, spreads on Agency RMBS modestly tightened. Valuations continued to be supported by bank demand, moderating supply, and strong carry due to persistent specialness of TBA dollar roll income. Payups on specified pools have also held steady as holders of TBA rotate into specified pools in anticipation of a shrinking Federal Reserve presence and subsequent weakening of TBA dollar roll income. Post year-end however, spreads have begun to widen in response to the Federal Reserve communicating its desire to begin winding down their balance sheet earlier than the market had anticipated.

Non-Agency RMBS: Spreads for securitized residential debt sectors were mixed during the fourth quarter. Most Credit Risk Transfer tranches generally widened 10-20 basis points while other new-issue senior tranches widened 10-15 basis points. Legacy mortgages were mostly unchanged during the quarter. Many of the same themes that have supported the sector persisted during the quarter, including favorable collateral fundamentals, record high home prices, demand for yield, and continued employment gains. Issuance of new RMBS rose approximately 14% to $55 billion in the fourth quarter, and for the full year 2021, RMBS issuance totaled $200 billion, surpassing the post-Great Financial Crisis peak of $137 billion in 2019, though some of this year’s issuance was delayed from 2020. The rise was mostly due to issuance of Jumbo 2.0 and Agency-eligible securities, which collectively comprised over half of the annual growth. Non-QM, Single-Family Rental, and Non-Performing Loans also saw meaningful annual increases in 2021.

In light of various market uncertainties, in particular the pervasive uncertainties of the COVID-19 pandemic for the U.S. and global economy, there can be no assurance that the trends and conditions described above will not change in a manner materially adverse to the mortgage REIT industry and/or our Company.

Results of Operations for the Fiscal Year 2021 and 2020

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

Year Ended December 31, 2021 compared to the Year Ended December 31, 2020

The table below presents certain information from our consolidated statements of operations for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended		Increase/(Decrease)
	December 31, 2021	December 31, 2020
Statement of Operations Data:
Net Interest Income
Interest income	$70,662	$74,525	$(3,863)
Interest expense	27,250	36,945	(9,695)
Total Net Interest Income	43,412	37,580	5,832

Other Income/(Loss)
Net interest component of interest rate swaps	(4,862)	731	(5,593)
Net realized gain/(loss)	1,698	(256,522)	258,220
Net unrealized gain/(loss)	62,699	(169,813)	232,512
Other income/(loss), net	37	1,534	(1,497)
Total Other Income/(Loss)	59,572	(424,070)	483,642

Expenses
Management fee to affiliate	6,814	7,181	(367)
Other operating expenses	13,357	15,911	(2,554)
Transaction related expenses	7,328	(1,235)	8,563
Restructuring related expenses	—	10,200	(10,200)
Excise tax	—	(815)	815
Servicing fees	3,188	2,224	964
Total Expenses	30,687	33,466	(2,779)

Income/(loss) before equity in earnings/(loss) from affiliates	72,297	(419,956)	492,253

Equity in earnings/(loss) from affiliates	31,889	(1,629)	33,518
Net Income/(Loss) from Continuing Operations	104,186	(421,585)	525,771
Net Income/(Loss) from Discontinued Operations	—	666	(666)
Net Income/(Loss)	104,186	(420,919)	525,105

Gain on Exchange Offers, net	472	10,574	(10,102)

Dividends on preferred stock	(18,785)	(20,549)	1,764

Net Income/(Loss) Available to Common Stockholders	$85,873	$(430,894)	$516,767

Interest income

Interest income is calculated using the effective interest method for our GAAP investment portfolio and calculated based on the actual coupon rate.

Interest income decreased from December 31, 2020 to December 31, 2021 primarily due to the decrease in the weighted average yield of our GAAP investment portfolio which decreased by 1.00% from 4.61% for the year ended December 31, 2020 to 3.61% for the year ended December 31, 2021. This was offset by a $0.4 billion increase in the weighted average cost of our GAAP investment portfolio from $1.6 billion for the year ended December 31, 2020 to $2.0 billion for the year ended December 31, 2021.

Interest expense

Interest expense is calculated based on the actual financing rate and the outstanding financing balance of our GAAP investment portfolio.

Interest expense decreased from December 31, 2020 to December 31, 2021 primarily due to a decrease in the weighted average financing rate on our GAAP investment portfolio, inclusive of securitized debt, which decreased by 1.20% from 2.79% for the year ended December 31, 2020 to 1.59% for the year ended December 31, 2021. This was offset by an increase in the weighted average financing balance on our GAAP investment portfolio, inclusive of securitized debt, during the period which increased by $0.4 billion from $1.3 billion for the year ended December 31, 2020 to $1.7 billion for the year ended December 31, 2021.

Net interest component of interest rate swaps

Net interest component of interest rate swaps represents the net interest income received or expense paid on our interest rate swaps.

We recognized losses on the net interest component of interest rate swaps for the year ended December 31, 2021 compared with gains for the year ended December 31, 2020 primarily due to the difference in terms on the outstanding interest rate swaps during the periods. We also exited our entire interest rate swap portfolio in the first quarter of 2020 and began growing our interest rate swap portfolio in the fourth quarter of 2020 and throughout 2021 in connection with the growth of our GAAP investment portfolio. As of the December 31, 2021, we held an interest rate swap portfolio with a notional value of $888.5 million, a weighted average receive-variable rate of 0.15%, and a weighted average pay-fix rate of 0.85%.

Net realized gain/(loss)

The following table presents a summary of Net realized gain/(loss) for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended
	December 31, 2021	December 31, 2020
Sales of Residential mortgage loans and loans transferred to or sold from Other assets	$6,374	$(56,815)
Sales/Seizures of real estate securities (1)	(6,088)	(130,567)
Sales of Commercial loans	(2,518)	(6,470)
Settlement of derivatives and other instruments	3,930	(62,670)
Total Net realized gain/(loss)	$1,698	$(256,522)
(1)Certain realized losses on real estate securities during the year ended December 31, 2020 were a result of financing counterparty seizures. There were no financing counterparty seizures during the year ended December 31, 2021.

Net unrealized gain/(loss)

The following table presents a summary of Net unrealized gain/(loss) for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended
	December 31, 2021	December 31, 2020
Residential mortgage loans	$25,018	$(5,851)
Real estate securities	(2,648)	(136,773)
Commercial loans	16,148	(16,842)
Excess mortgage servicing rights	1,515	457
Derivatives	19,137	(9,864)
Securitized debt	3,529	(940)
Total Net unrealized gain/(loss)	$62,699	$(169,813)

Management fee to affiliate

Our management fee is based upon a percentage of our Stockholders’ Equity. See the "Contractual obligations" section of this Part II, Item 7 for further detail on the calculation of our management fee and for the definition of Stockholders’ Equity. Management fees decreased from December 31, 2020 to December 31, 2021 primarily due to a decrease in our Stockholders’ Equity as calculated pursuant to our Management Agreement.

Other operating expenses

Other operating expenses is primarily comprised of professional fees, directors’ and officers’ ("D&O") insurance, directors’ fees, and certain non-investment related and investment related expenses reimbursable to the Manager. We are required to reimburse our Manager or its affiliates for operating expenses incurred by our Manager or its affiliates on our behalf, including certain compensation expenses and other expenses relating to legal, accounting, due diligence, and other services. Refer to the "Contractual obligations" section below for more detail on certain expenses reimbursable to the Manager. The following table presents a summary of Other operating expenses broken out between non-investment related expenses and investment related expenses for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended
	December 31, 2021	December 31, 2020
Non-Investment Related Expenses
Affiliate reimbursement - Operating expenses (1)	$4,322	$6,320
Professional Fees	2,409	2,472
D&O insurance	1,465	1,063
Directors' compensation	672	680
Equity based compensation to affiliate	—	163
Other	877	711
Total Corporate Expenses	9,745	11,409

Investment Related Expenses
Affiliate expense reimbursement - Deal related expenses	1,157	1,116
Residential mortgage loan related expenses	2,218	3,064
Other	237	322
Total Investment Expenses	3,612	4,502
Total Other operating expenses	$13,357	$15,911
(1)For the year ended December 31, 2021, the Manager agreed to waive its right to receive expense reimbursements of $0.8 million.

Transaction related expenses

Transaction related expenses are expenses associated with securitizing residential mortgage loans as well as certain other transaction and performance related fees associated with assets we invest in. These fees increased from the year ended December 31, 2020 to December 31, 2021 primarily as a result of the various securitizations of Non-QM Loans transacted in 2021. Additionally, in the period ended March 31, 2020, the Company reversed previously accrued deal related performance fees due to a decline in the price of the related assets and the seizure of such assets by financing counterparties.

Restructuring related expenses

Restructuring related expenses relate to legal and consulting fees primarily incurred in connection with executing the Forbearance Agreement and subsequent Reinstatement Agreement during 2020. Refer to the "Financing activities" section below for more information regarding the Forbearance Agreement and the Reinstatement Agreement.

Excise tax

Excise tax represents a four percent tax on the required amount of any ordinary income and net capital gains not distributed during the year. The expense is calculated in accordance with applicable tax regulations.

During the year ended December 31, 2020, we reversed previously accrued excise taxes primarily as a result of losses associated with COVID-19. We did not record any excise taxes for the year ended December 31, 2021.

Servicing fees

We incur servicing fee expenses in connection with the servicing of our Residential mortgage loans. The weighted average cost of our GAAP Residential mortgage loan portfolio increased by $0.6 billion from $0.6 billion for the year ended December 31, 2020 to $1.2 billion for the year ended December 31, 2021. This increase was primarily the result of purchases of Non-QM

Loans and GSE Non-Owner Occupied Loans in 2021. As a result, servicing fees increased from the year ended December 31, 2020 to the year ended December 31, 2021.

Equity in earnings/(loss) from affiliates

Equity in earnings/(loss) from affiliates represents our share of earnings and profits of investments held within affiliated entities. Substantially all of these investments are comprised of real estate securities, loans, and our investment in AG Arc which holds our investment in Arc Home. The below table reconciles the net income/(loss) to the "Equity in earnings/(loss) from affiliates" line item on our consolidated statements of operations (in thousands):

	Year Ended
	December 31, 2021	December 31, 2020
Non-QM Loans (1)	$12,594	$(26,511)
AG Arc (2)	3,681	23,260
Land Related Financing	2,455	2,620
Other (3)	13,159	(998)
Equity in earnings/(loss) from affiliates	$31,889	$(1,629)
(1)The earnings within MATT for the year ended December 31, 2021 were primarily the result of mark-to-market gains on its Non-QM Loan portfolio and net interest income, offset by expenses. The losses generated within MATT for the year ended December 31, 2020 were primarily the result of mark-to-market losses on its Non-QM Loan portfolio and related financing, offset by net interest income.
(2)The earnings/(loss) at AG Arc during the year ended December 31, 2021 were primarily the result of $5.4 million of net income related to Arc Home's lending and servicing operations, offset by $(2.3) million related to changes in the fair value of the MSR portfolio held by Arc Home. Earnings/(loss) recognized by AG Arc do not include our portion of gains recorded by Arc Home in connection with the sale of residential mortgage loans to us. For the year ended December 31, 2021, we eliminated $5.3 million of intra-entity profits recognized by Arc Home and also decreased the cost basis of the underlying loans we purchased by the same amount.
(3)The earnings for the year ended December 31, 2021 were primarily the result of accelerated accretion as a result of paydowns on certain Re/Non-Performing Loans held at discounts.

Gain on Exchange Offers, net

We completed two privately negotiated exchange offers during the year ended December 31, 2021. As a result of the exchange offers, we exchanged 153,325 shares of our 8.25% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock"), 437,087 shares of our 8.00% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock"), and 154,383 shares of our 8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock ("Series C Preferred Stock") (collectively, "preferred stock") for a total of 1,367,264 shares of common stock. We recognized a gain of $0.5 million in connection with the offers.

We completed a public exchange offer and two privately negotiated exchange offers during the year ended December 31, 2020. As a result of the exchange offers, we exchanged a total of 253,482 shares of our Series A Preferred Stock, 435,272 shares of our Series B Preferred Stock, and 716,822 shares of our Series C Preferred Stock for a total of 1,698,645 shares of common stock and cash consideration of $8.0 million. We recognized a gain of $10.6 million in connection with the exchange offers.

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

Per share amounts for book value are calculated using all outstanding common shares in accordance with GAAP, including all vested shares issued to our Manager and our independent directors under our equity incentive plans as of quarter-end. As of December 31, 2021, the net proceeds on our preferred stock were $220.5 million. As of December 31, 2021, the liquidation preference for our issued and outstanding preferred stock was $228.0 million.

As of December 31, 2021 and 2020, our book value per common share calculated using stockholders’ equity less net proceeds on our preferred stock as the numerator was $14.64 and $12.40, respectively. As of December 31, 2021 and 2020, our adjusted book value per common share calculated using stockholders’ equity less the liquidation preference of our preferred stock as the numerator was $14.32 and $11.81, respectively.

Net interest margin and leverage ratio

Net interest margin and leverage ratio are metrics that management believes should be considered when evaluating the performance of our investment portfolio.

GAAP net interest margin and non-GAAP net interest margin, a non-GAAP financial measure, are calculated by subtracting the weighted average cost of funds from the weighted average yield for our GAAP investment portfolio and our investment portfolio, respectively, both of which exclude cash held by us. The weighted average yield on our investment portfolio represents an effective interest rate, which utilizes all estimates of future cash flows and adjusts for actual prepayment and cash flow activity as of quarter-end. The calculation of weighted average yield is weighted on fair value at quarter-end. The weighted average cost of funds is the sum of the weighted average funding costs on total financing arrangements outstanding at quarter-end, including all non-recourse financing arrangements, and our weighted average hedging cost, which is the weighted average of the net pay rate on our interest rate swaps. GAAP and non-GAAP cost of funds are weighted by the outstanding financing arrangements on our GAAP investment portfolio and our investment portfolio, respectively, and the fair value of securitized debt at quarter-end.

Our leverage ratio is determined by our portfolio mix as well as many additional factors, including the liquidity of our portfolio, the availability and price of our financing, the available capacity to finance our assets, and anticipated regulatory developments. See the "Financing activities" section below for more detail on our leverage ratio.

The table below sets forth the net interest margin and leverage ratio on our investment portfolio as of December 31, 2021 and 2020 and a reconciliation to the net interest margin and leverage ratio on our GAAP investment portfolio:

December 31, 2021
Weighted Average	GAAP Investment Portfolio	Investments in Debt and Equity of Affiliates	Investment Portfolio
Yield	3.72%	9.21%	3.84%
Cost of Funds (a)	2.06%	3.41%	2.08%
Net Interest Margin	1.66%	5.80%	1.76%
Leverage Ratio (b)	4.9x	(c)	2.4x

December 31, 2020
Weighted Average	GAAP Investment Portfolio	Investments in Debt and Equity of Affiliates	Investment Portfolio
Yield	3.73%	7.78%	4.36%
Cost of Funds (a)	1.82%	4.87%	2.09%
Net Interest Margin	1.91%	2.91%	2.27%
Leverage Ratio (b)	2.4x	(c)	1.5x
(a)Includes cost of non-recourse financing arrangements.
(b)The leverage ratio on our GAAP Investment Portfolio represents GAAP leverage. The leverage ratio on our investment portfolio represents Economic Leverage as defined below in the "Financing Activities" section.
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

A reconciliation of "Net Income/(loss) available to common stockholders" to Core Earnings for the years ended December 31, 2021 and 2020 is set forth below (in thousands, except per share data):

	Year Ended
	December 31, 2021	December 31, 2020
Net Income/(loss) available to common stockholders	$85,873	$(430,894)
Add (Deduct):
Net realized (gain)/loss	(1,698)	256,522
Net unrealized (gain)/loss	(62,699)	169,813
Transaction related expenses and deal related performance fees (1)	8,558	(613)
Equity in (earnings)/loss from affiliates	(31,889)	1,629
Net interest income and expenses from equity method investments (2)(3)	23,807	38,025
Net (income)/loss from discontinued operations	—	(666)
Other (income)/loss, net	(14)	(1,528)
(Gains) from Exchange Offers, net	(472)	(10,574)
Dollar roll income/(loss)	(3,377)	322
Core Earnings	$18,089	$22,036

Core Earnings, per Diluted Share (4)	$1.11	$1.88
(1)For the years ended December 31, 2021 and 2020, total transaction related expenses and deal related performance fees included $7.3 million and $(1.2 million), respectively, recorded within the "Transaction related expenses" line item and $1.2 million and $0.6 million, respectively, recorded within the "Interest expense" line item, which relates to the amortization of deferred financing costs.
(2)For the years ended December 31, 2021 and 2020, $2.5 million or $0.15 per share and $(3.9 million) or $(0.33) per share, respectively, of realized and unrealized changes in the fair value of Arc Home's net mortgage servicing rights and corresponding derivatives were excluded from Core Earnings per diluted share.
(3)Core income or loss recognized by AG Arc does not include our portion of gains recorded by Arc Home in connection with the sale of residential mortgage loans to us. For the year ended December 31, 2021, we eliminated $5.3 million of intra-entity profits recognized by Arc Home and also decreased the cost basis of the underlying loans we purchased by the same amount. We did not eliminate any intra-entity profits for the year ended December 31, 2020. Refer to Note 2 to the "Notes to Consolidated Financial Statements" for more information on this accounting policy.
(4)All per share amounts for all periods presented have been adjusted to reflect the one-for-three reverse stock split.

Investment activities

We aim to allocate capital to investment opportunities with attractive risk/return profiles in our target asset classes. Our investment activities primarily include acquiring and securitizing newly-originated residential mortgage loans. We finance our acquired loans through various financing lines on a short-term basis and securitize the loans to obtain long-term, non-recourse, non-mark-to-market financing as market conditions permit. We are also currently investing in 30 Year Fixed Rate Agency RMBS to utilize excess liquidity. Our investment and capital allocation decisions depend on prevailing market conditions and compliance with Investment Company Act and REIT tests, among other factors, and may change over time in response to opportunities available in different economic and capital market environments. As a result, in reacting to market conditions and taking into account a variety of other factors, including liquidity, duration, and interest rate expectations, the mix of our assets changes over time as we opportunistically deploy capital. We actively evaluate our investments based on factors including, among others, the characteristics of the underlying collateral, geography, expected return, expected future prepayment trends, supply of and demand for our investments, costs of financing, costs of hedging, expected future interest rate volatility, and the overall shape of the U.S. Treasury and interest rate swap yield curves.

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

The following table presents a summary of the allocated equity of our investment portfolio as of December 31, 2021 and 2020 ($ in thousands):

	Allocated Equity		Percent of Equity
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Residential Investments	$459,058	$229,183	80.5%	56.0%
Commercial Investments	—	99,668	—%	24.3%
Agency RMBS	111,322	80,854	19.5%	19.7%
Total	$570,380	$409,705	100.0%	100.0%

The following table presents a summary of our investment portfolio as of December 31, 2021 and 2020 and a reconciliation to our GAAP Investment Portfolio ($ in thousands):

	Fair Value		Percent of Investment Portfolio Fair Value		Leverage Ratio (a)
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Residential Investments	$2,725,889	$691,478	84.6%	49.5%	2.1x	0.2x
Commercial Investments	—	182,296	—%	13.1%	—	0.9x
Agency RMBS	495,713	521,843	15.4%	37.4%	3.7x	6.1x
Total: Investment Portfolio	$3,221,602	$1,395,617	100.0%	100.0%	2.4x	1.5x
Investments in Debt and Equity of Affiliates (b)	$72,026	$217,964	N/A	N/A	(c)	(c)
Total: GAAP Investment Portfolio	$3,149,576	$1,177,653	N/A	N/A	4.9x	2.4x
(a)The leverage ratio on our investment portfolio represents Economic Leverage as defined below in the "Financing Activities" section and is calculated by dividing each investment type's total recourse financing arrangements by its allocated equity (described in the chart below). Cash posted as collateral has been allocated pro-rata by each respective asset class's Economic Leverage amount. The Economic Leverage Ratio excludes any fully non-recourse financing arrangements and includes any net receivables or payables on TBAs. The leverage ratio on our GAAP Investment Portfolio represents GAAP leverage.
(b)Certain Re/Non-Performing Loans held in securitized form are presented net of non-recourse securitized debt.
(c)Refer to the "Financing activities" section below for an aggregate breakout of leverage.

The following table presents a reconciliation of our Investment Portfolio to our GAAP Investment Portfolio as of December 31, 2021 and 2020 ($ in thousands):

	December 31, 2021							December 31, 2020
Instrument	Current Face	Amortized Cost	Unrealized Mark-to-Market	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Yield	Weighted Average Life (Years) (3)	Fair Value (1)
Credit Investments:
Residential Investments
Non-QM Loans (4)	$1,780,012	$1,846,162	$12,636	$1,858,798	4.91%	3.85%	4.78	$—
GSE Non-Owner Occupied Loans	429,424	439,463	1,374	440,837	3.64%	3.19%	6.84	—
MATT Non-QM Loans (5)	488,364	46,795	(958)	45,837	0.91%	4.04%	0.77	153,200
Re/Non-Performing Loans	428,472	345,650	14,481	360,131	3.55%	6.82%	6.57	478,565
Land Related Financing	16,891	16,891	—	16,891	14.50%	14.50%	0.46	22,824
Interest Only (6)	160,154	3,507	(112)	3,395	0.38%	10.12%	1.81	320
Non-Agency RMBS	—	—	—	—	—%	—%	—	36,569
Total Residential Investments	3,303,317	2,698,468	27,421	2,725,889	4.12%	4.21%	4.52	691,478
Total Commercial Investments	—	—	—	—	—%	—%	—	182,296
Total Credit Investments	3,303,317	2,698,468	27,421	2,725,889	4.12%	4.21%	4.52	873,774

Agency RMBS:
30 Year Fixed Rate	490,435	502,362	(6,649)	495,713	2.18%	1.78%	7.46	518,352
Excess MSR	—	—	—	—	—	—%	—	3,491
Total Agency RMBS	490,435	502,362	(6,649)	495,713	2.18%	1.78%	7.46	521,843

Total: Investment Portfolio	$3,793,752	$3,200,830	$20,772	$3,221,602	3.85%	3.84%	4.90	$1,395,617
Investments in Debt and Equity of Affiliates	$548,580	$72,720	$(694)	$72,026	1.72%	9.21%	0.86	$217,964
Total: GAAP Investment Portfolio	$3,245,172	$3,128,110	$21,466	$3,149,576	4.04%	3.72%	5.59	$1,177,653
(1)Refer to Note 10 to the "Notes of the Consolidated Financial Statements" for more detail on what is included in our "Investments in debt and equity of affiliates" line item on our consolidated balance sheets. Our assets held through Investments in debt and equity of affiliates are included in the "MATT Non-QM Loans," "Re/Non-Performing Loans," "Land Related Financing," and "Excess MSR" line items above.
(2)Equity residuals with a zero coupon rate are excluded from this calculation.
(3)Weighted average life is based on projected life. Typically, actual maturities are shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.
(4)Prior to 2021, we acquired Non-QM Loans through our equity method investment in MATT. This line item represents direct purchases of Non-QM Loans, which began in Q1 2021, and retained tranches of certain Non-QM securitizations.
(5)As of December 31, 2021, this line item primarily includes retained tranches from past securitizations.
(6)As of December 31, 2021, this line item includes Non-QM interest-only bonds.

Credit Investments

The following table presents the fair value of the securities and loans in our credit portfolio and a reconciliation to our GAAP credit portfolio (in thousands):

	Fair Value
	December 31, 2021	December 31, 2020
Residential loans (1)	$2,663,992	$563,263
Commercial real estate loans	—	125,508
Total loans	2,663,992	688,771

Non-Agency RMBS (2)	61,897	128,215
CMBS (3)	—	56,788
Total Credit securities	61,897	185,003

Total Credit Investments	$2,725,889	$873,774
Less: Investments in Debt and Equity of Affiliates	$72,026	$217,547
Total GAAP Credit Portfolio	$2,653,863	$656,227
(1)Includes Non-QM Loans, GSE Non-Owner Occupied Loans, Re/Non-Performing Loans, and Land Related Financing not held in securitized form.
(2)Includes Non-QM Loans and Re/Non-Performing Loans held in securitized form, as well as Prime, Alt-A/Subprime, Credit Risk Transfer, Non-U.S RMBS, and Interest-Only Securities.
(3)Includes Conduit, Single-Asset/Single-Borrower, Freddie Mac K-Series, and Interest-Only investments.

Residential loans

The following table presents information regarding credit quality for certain categories within our Residential loan portfolio ($ in thousands):

	December 31, 2021								December 31, 2020
	Unpaid Principal Balance		Weighted Average (1)(2)		Aging by Unpaid Principal Balance (1)(2)
		Fair Value	Original LTV Ratio	Current FICO (3)	Current	30-59 Days	60-89 Days	90+ Days	Fair Value
Non-QM Loans	$1,765,118	$1,844,198	68.19%	742	$1,735,644	$15,596	$2,666	$11,212	$—
GSE Non-Owner Occupied Loans	429,424	440,837	65.44%	754	425,594	3,830	—	—	—
MATT Non-QM Loans	11,250	11,839	58.13%	677	6,558	575	—	4,117	100,264
Re/Non-Performing Loans	384,659	350,227	79.20%	639	256,096	35,974	12,324	73,736	440,175
Land Related Financing	16,891	16,891	N/A	N/A	N/A	N/A	N/A	N/A	22,824
Total Residential loans	$2,607,342	$2,663,992	69.71%	723	$2,423,892	$55,975	$14,990	$89,065	$563,263
Less: Investments in Debt and Equity of Affiliates	28,349	28,886	58.42%	677	6,560	575	—	4,322	127,822
Total GAAP Residential Loans	$2,578,993	$2,635,106	69.76%	723	$2,417,332	$55,400	$14,990	$84,743	$435,441
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

See Note 3 to the "Notes to Consolidated Financial Statements" for a breakout of geographic concentration of credit risk within loans we include in the "Residential mortgage loans, at fair value" and "Securitized residential mortgage loans, at fair value" line items on our consolidated balance sheets.

Credit securities

The following table presents the fair value of our credit securities portfolio by credit rating as of December 31, 2021 and 2020 (in thousands):

Credit Rating - Credit Securities (1)(2)	December 31, 2021	December 31, 2020
AAA	$—	$630
BB	—	9,037
B	10,528	25,318
Below B	—	17,046
Not Rated	51,369	132,972
Total: Credit Securities	$61,897	$185,003
Less: Investments in Debt and Equity of Affiliates	$43,140	$89,725
Total: GAAP Basis	$18,757	$95,278
(1)Represents the minimum rating for rated assets of S&P, Moody and Fitch credit ratings, stated in terms of the S&P equivalent.
(2)Certain Re/Non-Performing Loans held in securitized form are presented net of non-recourse securitized debt.

The following table presents the geographic concentration of the underlying collateral for our Non-Agency RMBS portfolio ($ in thousands):

December 31, 2021			December 31, 2020
Non-Agency RMBS			Non-Agency RMBS
State	Fair Value	Percentage	State	Fair Value (1)	Percentage (1)
California	$31,480	50.9%	California	$40,593	32.5%
New York	11,092	17.9%	New York	17,742	14.2%
Florida	3,661	5.9%	Florida	10,982	8.8%
New Jersey	1,684	2.7%	Texas	4,216	3.4%
Texas	1,511	2.4%	New Jersey	4,028	3.2%
Other	12,469	20.2%	Other	50,654	37.9%
Total	$61,897	100.0%	Total	$128,215	100.0%
(1)As of December 31, 2020 Non-Agency RMBS fair value includes $3.2 million of investments where there was no data regarding the underlying collateral. These positions were excluded from the percent calculation.

Agency RMBS

The following table presents the fair value ($ in thousands) and the Constant Prepayment Rate ("CPR") experienced on our GAAP Agency RMBS portfolio for the periods presented:

	Fair Value		CPR (1)(2)
Agency RMBS	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
30 Year Fixed Rate	$495,713	$518,352	6.1%	2.7%
(1)Represents the weighted average monthly CPRs published during the period for our in-place portfolio.

Investments in debt and equity of affiliates

The below table details our investments in debt and equity of affiliates as of December 31, 2021 and December 31, 2020 (in thousands):

	December 31, 2021				December 31, 2020
	Assets	Liabilities	Equity	Net Income/(Loss)	Assets	Liabilities	Equity	Net Income/(Loss)
MATT Non-QM Loans (1)	$45,837	$(30,471)	$15,366	$12,594	$153,200	$(111,135)	$42,065	$(26,511)
Re/Non-Performing Loans (2)	9,298	(5,538)	3,760	13,191	41,523	(5,588)	35,935	2,483
Land Related Financing (3)	16,891	—	16,891	2,455	22,824	—	22,824	2,620
Residential Investments - Fair Value / Net income/(loss)	72,026	(36,009)	36,017	28,240	217,547	(116,723)	100,824	(21,408)

Other	—	—	—	(32)	417	—	417	(3,481)
Total Investments excluding AG Arc - Fair value / Net income/(Loss)	72,026	(36,009)	36,017	28,208	217,964	(116,723)	101,241	(24,889)

AG Arc - Fair value / Net income/(loss)	53,435	—	53,435	3,681	45,341	—	45,341	23,260

Cash and Other assets/(liabilities)	3,698	(1,127)	2,571	—	5,279	(1,194)	4,085	—

Investments in debt and equity of affiliates / Equity in earnings/(loss) from affiliates	$129,159	$(37,136)	$92,023	$31,889	$268,584	$(117,917)	$150,667	$(1,629)
(1)As of December 31, 2021, MATT primarily holds retained tranches from past securitizations which continue to reduce in size due to ongoing principal repayments and we do not expect to acquire additional investments within this equity method investment.
(2)Certain Re/Non-Performing Loans held in securitized form are presented net of non-recourse securitized debt.
(3)Land Related Financing continues to reduce in size due to ongoing principal repayments and we do not expect to originate new loans within this equity method investment.

Financing activities

We use leverage to finance the purchase of our investment portfolio. Our leverage has primarily been in the form of repurchase agreements, revolving facilities, and securitized debt. Repurchase agreements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date and typically have a term 30 to 90 days. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a "haircut." The size of the haircut reflects the perceived risk associated with the pledged asset. Haircuts may change as our financing arrangements mature or roll and are sensitive to governmental regulations. Interest rates on borrowings are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the borrowing at which time we may enter into a new borrowing arrangement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty. We have also used revolving facilities, which are typically longer term in nature than repurchase agreements, to finance loans. Interest rates on these facilities are based on prevailing rates corresponding to the terms of the borrowings, and interest is paid on a monthly basis. Repurchase agreements and revolving facilities, which we refer to as our financing arrangements, are generally mark-to-market with respect to margin calls and recourse to us. We had outstanding financing arrangements with five counterparties as of December 31, 2021 and December 31, 2020.

Our financing arrangements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each financing arrangement, typical supplemental terms include requirements of minimum equity and liquidity, leverage ratios, and performance triggers. In addition, some of the financing arrangements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that we fail to comply with the covenants contained in these financing arrangements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the associated agreement. As of December 31, 2021, we are in compliance with all of our financial covenants.

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

Refer to Note 12 in the "Notes to Consolidated Financial Statements" for more information on deficiencies that are now settled.

Recourse and non-recourse financing

The below table provides detail on the breakout between recourse and non-recourse financing as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Recourse financing - Financing arrangements	$1,791,596	$569,644
Recourse financing - Secured debt (1)	—	10,393
Non-recourse financing - Securitized debt, at fair value	999,215	355,159
Non-recourse financing - Financing arrangements included in Investments in Debt and Equity of Affiliates (2)	22,156	111,135
Total Financing	2,812,967	1,046,331

Less:
Recourse financing - Financing arrangements included in Investments in Debt and Equity of Affiliates	13,853	5,597
Non-recourse financing - Financing arrangements included in Investments in Debt and Equity of Affiliates (2)	22,156	111,135
Total Financing in Investments in Debt and Equity of Affiliates	36,009	116,732

Total GAAP Financing	$2,776,958	$929,599
(1)See the "Contractual obligations–Secured debt" section below for more detail on Secured debt from our Manager.
(2)On January 29, 2021, we and private funds under the management of Angelo Gordon entered into an amendment with respect to our Restructured Financing Arrangement in MATT. The amendment converted the existing financing to a mark-to-market facility with respect to margin calls that is recourse to us and the private funds managed by Angelo Gordon that invest in MATT up to our and each funds' allocation of the $50.0 million commitment to MATH, which is further described in the "Contractual Obligations–MATT Financing Arrangement Restructuring" section below and Note 12 to the "Notes of the Consolidated Financial Statements."

See Note 6 to the "Notes to Consolidated Financial Statements" for a breakout of the "Financing arrangements" line item on our consolidated balance sheets. See Note 2 and Note 3 to the "Notes to Consolidated Financial Statements" for more detail on securitized debt and our consolidated variable interest entities.

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

The calculations in the tables below divide GAAP leverage and Economic Leverage by our GAAP stockholders’ equity to derive our leverage ratios. The following tables present a reconciliation of our Economic Leverage ratio to GAAP Leverage ($ in thousands):

December 31, 2021	Leverage	Stockholders' Equity	Leverage Ratio
GAAP Leverage	$2,772,094	$570,380	4.9x
Financing arrangements through affiliated entities	35,744
Non-recourse financing arrangements (1)	(1,021,371)
Net TBA receivable/(payable) adjustment	(394,212)
Economic Leverage	$1,392,255	$570,380	2.4x
(1) Non-recourse financing arrangements include securitized debt and other non-recourse financing held within MATT.

December 31, 2020	Leverage	Stockholders' Equity	Leverage Ratio
GAAP Leverage	$979,303	$409,705	2.4x
Financing arrangements through affiliated entities	116,688
Non-recourse financing arrangements (1)	(466,294)
Economic Leverage	$629,697	$409,705	1.5x
(1) Non-recourse financing arrangements include securitized debt and other non-recourse financing held within MATT.

Hedging activities

Subject to maintaining our qualification as a REIT and our Investment Company Act exemption, to the extent leverage is deployed, we may utilize derivative instruments in an effort to hedge the interest rate risk associated with the financing of our portfolio. Specifically, we may seek to hedge our exposure to potential interest rate mismatches between the interest we earn on our investments and our borrowing costs caused by fluctuations in short-term interest rates. We may utilize interest rate swaps, swaption agreements, and other financial instruments such as short positions in to-be-announced securities. In utilizing leverage and interest rate derivatives, our objectives are to improve risk-adjusted returns and, where possible, to lock in, on a long-term basis, a spread between the yield on our assets and the costs of our financing and hedging. Derivatives have not been designated as hedging instruments for GAAP. See Note 7 in the "Notes to Consolidated Financial Statements" for more information.

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

As described above, our distribution requirements are based on taxable income rather than GAAP net income. Differences between taxable income and GAAP net income include (i) unrealized gains and losses associated with investment and derivative portfolios which are marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized or settled, (ii) temporary differences related to amortization of premiums and discounts paid on investments, (iii) the timing and amount of deductions related to stock-based compensation, (iv) temporary differences related to the recognition of realized gains and losses on sold investments and certain terminated derivatives, (v) taxes, (vi) methods of depreciation and (vii) differences between GAAP income or losses in our TRSs’ and taxable income resulting from dividend distributions to the REIT from our TRSs. Undistributed taxable income is based on current estimates and is not finalized until we file our annual tax return for that tax year, typically in October of the following year. We did not have any undistributed taxable income as of December 31, 2021.

On March 27, 2020, we announced that our Board of Directors approved a suspension of our quarterly dividends on our Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock, beginning with the preferred dividend that would have been declared in May 2020, as well as a suspension of the quarterly dividend on the common stock, beginning with the dividend that normally would have been declared in March 2020, in order to conserve capital and improve our liquidity position during the market volatility due to the COVID-19 pandemic. Under the terms of the Articles Supplementary governing our series of preferred stock, we cannot pay cash dividends with respect to our common stock if dividends on our preferred stock are in arrears.

On December 17, 2020, we paid our Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock dividends that were in arrears as well as the full dividends payable on the preferred stock for the fourth quarter of 2020 in the amount of $1.54689, $1.50 and $1.50 per share, respectively. On December 22, 2020, our Board of Directors declared a dividend of $0.09 per common share for the fourth quarter 2020 which was paid on January 29, 2021 to shareholders of record at the close of business on December 31, 2020. During 2021, we declared our preferred and common dividends in the ordinary course of business.

On July 12, 2021, we announced a one-for-three reverse stock split of our outstanding shares of common stock. The reverse stock split was effected following the close of business on July 22, 2021. All per share amounts and common shares outstanding for all periods presented have been adjusted on a retroactive basis to reflect the one-for-three reverse stock split.

The following tables detail our common stock dividends declared during the years ended December 31, 2021 and 2020:

2021
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/22/2021	4/1/2021	4/30/2021	$0.18
6/15/2021	6/30/2021	7/30/2021	0.21
9/15/2021	9/30/2021	10/29/2021	0.21
12/15/2021	12/31/2021	1/31/2022	0.21
Total			$0.81

2020
Declaration Date	Record Date	Payment Date	Dividend Per Share
12/22/2020	12/31/2020	1/29/2021	$0.09

The following tables detail our preferred stock dividends declared during the years ended December 31, 2021 and 2020:

2021			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	8.25% Series A	8.00% Series B	8.000% Series C
2/16/2021	2/26/2021	3/17/2021	$0.51563	$0.50	$0.50
5/17/2021	5/28/2021	6/17/2021	0.51563	0.50	0.50
7/30/2021	8/31/2021	9/17/2021	0.51563	0.50	0.50
11/5/2021	11/30/2021	12/17/2021	0.51563	0.50	0.50
Total			$2.06252	$2.00	$2.00

2020			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	8.25% Series A	8.00% Series B	8.000% Series C
2/14/2020	2/28/2020	3/17/2020	$0.51563	$0.50	$0.50
11/6/2020	11/30/2020	12/17/2020	1.54689	1.50	1.50
Total			$2.06252	$2.00	$2.00

Liquidity and capital resources

Our liquidity determines our ability to meet our cash obligations, including distributions to our stockholders, payment of our expenses, financing our investments and satisfying other general business needs.

Our principal sources of cash as of December 31, 2021 consisted of borrowings under financing arrangements, principal and interest payments we receive on our investment portfolio, cash generated from our operating results, and proceeds from capital market transactions. We typically use cash to repay principal and interest on our financing arrangements, to purchase loans, real estate securities, and other real estate related assets, to make dividend payments on our capital stock, and to fund our operations. At December 31, 2021, we had $137.3 million of liquidity, which consisted of $68.1 million of cash and $69.2 million of unencumbered assets available to support our liquidity needs. At January 31, 2022, we had $134.3 million of liquidity, which consisted of $67.8 million of cash and $66.5 million of unencumbered assets available to support our liquidity needs. Refer to the "Contractual obligations" section of this Part II, Item 7 for additional obligations that could impact our liquidity.

Margin requirements

The fair value of our loans and real estate securities fluctuate according to market conditions. When the fair value of the assets pledged as collateral to secure a financing arrangement decreases to the point where the difference between the collateral fair value and the financing arrangement amount is less than the haircut, our lenders may issue a "margin call," which requires us to post additional collateral to the lender in the form of additional assets or cash. Under our repurchase facilities, our lenders have full discretion to determine the fair value of the securities we pledge to them. Our lenders typically value assets based on recent transactions in the market. Lenders also issue margin calls as the published current principal balance factors change on the pool of mortgages underlying the securities pledged as collateral when scheduled and unscheduled paydowns are announced monthly. We experience margin calls in the ordinary course of our business. In seeking to manage effectively the margin requirements established by our lenders, we maintain a position of cash and, when owned, unpledged Agency RMBS. We refer to this position as our "liquidity." The level of liquidity we have available to meet margin calls is directly affected by our leverage levels, our haircuts and the price changes on our assets. Typically, if interest rates increase or if credit spreads widen, then the prices of our collateral (and our unpledged assets that constitute our liquidity) will decline, we will experience margin calls, and we will need to use our liquidity to meet the margin calls. There can be no assurance that we will maintain sufficient levels of liquidity to meet any margin calls. If our haircuts increase, our liquidity will proportionately decrease. In addition, if we increase our borrowings, our liquidity will decrease by the amount of additional haircut on the increased level of indebtedness. We intend to maintain a level of liquidity in relation to our assets that enables us to meet reasonably anticipated margin calls but that also allows us to be substantially invested in the residential mortgage market. We may misjudge the appropriate amount of our liquidity by maintaining excessive liquidity, which would lower our investment returns, or by maintaining insufficient liquidity, which may force us to liquidate assets into potentially unfavorable market conditions and harm our results of operations and financial condition. Further, an unexpected rise in interest rates and a corresponding fall in the fair value of our securities may also force us to liquidate assets under difficult market conditions, thereby harming our results of operations and financial condition, in an effort to maintain sufficient liquidity to meet increased margin calls.

Similar to the margin calls that we receive on our borrowing agreements, we may also receive margin calls on our derivative instruments when their fair value declines. This typically occurs when prevailing market rates change adversely, with the severity of the change also dependent on the terms of the derivatives involved. We may also receive margin calls on our derivatives based on the implied volatility of interest rates. Our posting of collateral with our counterparties can be done in cash or securities, and is generally bilateral, which means that if the fair value of our interest rate hedges increases, our counterparty will be required to post collateral with us. Refer to the "Liquidity risk – derivatives" section of Item 7A below for a further discussion on margin.

Refer to the "Financing activities–Forbearance and Reinstatement Agreements" section above for information on the impact of COVID-19 on margin calls in 2020.

Cash Flows

The below details changes to our cash, cash equivalents, and restricted cash for the years ended December 31, 2021 and 2020 (in thousands):

	Years Ended
	December 31, 2021	December 31, 2020	Change
Cash, cash equivalents, and restricted cash, Beginning of Period	$62,318	$125,369	$(63,051)

Net cash provided by (used in) operating activities (1)	26,298	4,156	22,142
Net cash provided by (used in) investing activities (2)	(1,899,691)	2,193,455	(4,093,146)
Net cash provided by (used in) financing activities (3)	1,911,294	(2,260,500)	4,171,794

Net change in cash, cash equivalents and restricted cash	37,901	(62,889)	100,790
Effect of exchange rate changes on cash	10	(162)	172
Cash, cash equivalents, and restricted cash, End of Period	$100,229	$62,318	$37,911
(1)Cash provided by operating activities is primarily attributable to net interest income less operating expenses for the years ended December 31, 2021 and 2020, respectively. Our investment portfolio grew in 2021 following a significant reduction in our investment portfolio size in 2020 as a result of the COVID-19 pandemic. In addition, distributions received from our equity method investments increased period over period.
(2)Cash used in investing activities for the year ended December 31, 2021 was primarily attributable to purchases of investments less sales of investments and principal repayments of investments. Cash used by investing activities for the year ended December 31, 2020 was primarily attributable to sales of investments and principal repayments of investments less purchases of investments. The difference period over period is primarily due to the increased level of investment activity during 2021 as we focused on growing our investment portfolio as compared to significant sales in 2020 as a result of the COVID-19 pandemic.
(3)Cash provided by financing activities for the year ended December 31, 2021 was primarily attributable to borrowing of financing arrangements, proceeds from the issuance of securitized debt, and net proceeds from the issuance of common stock offset by offset by repayment of borrowings under financing arrangements, principal repayments of securitized debt, and dividend payments. Cash used in financing activities for the year ended December 31, 2020 was primarily attributable to repayments of financing arrangements and dividend payments offset by borrowings under financing arrangements. The difference period over period is primarily due to financing added to support the increased level of investment and securitization activity during 2021 as compared to a reduction in financing arrangements as a result of significant sales in 2020 due to the COVID-19 pandemic.

Stock repurchase programs

On November 3, 2015, our Board of Directors authorized a stock repurchase program ("Repurchase Program") to repurchase up to $25.0 million of our outstanding common stock. Such authorization does not have an expiration date. As part of the Repurchase Program, shares may be purchased in open market transactions, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. Open market repurchases will be made in accordance with Exchange Act Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of open market stock repurchases. Subject to applicable securities laws, the timing, manner, price and amount of any repurchases of common stock under the Repurchase Program may be determined by our discretion, using available cash resources. Shares of common stock repurchased by us under the Repurchase Program, if any, will be cancelled and, until reissued, will be deemed to be authorized but unissued shares of common stock as required by Maryland law. The Repurchase Program may be suspended or discontinued by us at any time and without prior notice and the authorization does not obligate us to acquire any particular amount of common stock. The cost of the acquisition of shares of our own stock in excess of the aggregate par value of the shares first reduces additional paid-in capital, to the extent available, with any residual cost applied against retained earnings. We repurchased 0.3 million shares under the Repurchase Program during the year ended December 31, 2021. We did not repurchase shares under the Repurchase Program during the year ended December 31, 2020. Approximately $11.0 million of common stock remained authorized for future share repurchases under the Repurchase Program as of December 31, 2021.

Equity distribution agreements

On May 5, 2017, we entered into an equity distribution agreement with each of Credit Suisse Securities (USA) LLC and JMP Securities LLC (collectively, the "Sales Agents"), which we refer to as the "Equity Distribution Agreements," pursuant to which we may sell up to $100.0 million aggregate offering price of shares of our common stock from time to time through the Sales

Agents, under the Securities Act of 1933. For the year ended December 31, 2021, we sold 1.0 million shares of common stock under the Equity Distribution Agreements for net proceeds of approximately $13.1 million. For the year ended December 31, 2020, we sold 0.7 million shares of common stock under the Equity Distribution Agreements for net proceeds of approximately $7.1 million. Since inception of the program, the Company has sold approximately 2.2 million shares of common stock under the Equity Distribution Agreements for gross proceeds of $48.3 million.

Common stock offering

On November 22, 2021, we completed a public offering of 7.0 million shares of our common stock and subsequently issued an additional 1.1 million shares pursuant to the underwriters' exercise of their over-allotment option at a price of $9.98 per share. Net proceeds to us from the offering were approximately $80.0 million, after deducting estimated offering expenses.

Exchange Offers

The below details the privately negotiated exchange agreements with existing holders of our preferred shares exchanged for common shares during the year ended December 31, 2021. Subsequent to each transaction closed, the Preferred Stock exchanged pursuant to the exchange agreement was reclassified as authorized but unissued shares of preferred stock without designation as to class or series ($ in thousands).

	Preferred Shares Exchanged
Date	Shares of Series A Preferred Stock	Shares of Series B Preferred Stock	Shares of Series C Preferred Stock	Total Preferred Stock Par Value	Common Shares Exchanged
March 17, 2021	153,325	350,609	—	$12,598	937,462
June 14, 2021	—	86,478	154,383	6,022	429,802

As of December 31, 2021, we had outstanding 1.7 million shares of Series A Preferred Stock, 3.7 million shares of Series B Preferred Stock, and 3.7 million shares of Series C Preferred Stock.

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

For purposes of calculating the management fee, "Stockholders’ Equity" means the sum of the net proceeds from any issuances of equity securities (including preferred securities) since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance, and excluding any future equity issuance to the Manager), plus our retained earnings at the end of such quarter (without taking into account any non-cash equity compensation expense or other non-cash items described below incurred in current or prior periods), less any amount that we pay for repurchases of our common stock, excluding any unrealized gains, losses or other non-cash items that have impacted stockholders’ equity as reported in our financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP, and certain other non-cash charges after discussions between the Manager and our independent directors and after approval by a majority of our independent directors. Stockholders’ Equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders’ equity shown on our financial statements. For the years ended December 31, 2021 and 2020, we have incurred management fees of $6.8 million and $7.2 million, respectively. As of December 31, 2021 and 2020, we have recorded management fees payable of $1.8 million and $1.7 million, respectively.

Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and personnel, who, notwithstanding that certain of them also are our officers, receive no compensation directly from us. We are required to reimburse our Manager or its affiliates for operating expenses incurred by our Manager or its affiliates on our behalf, including certain salary expenses and other expenses relating to legal, accounting, due diligence and other services. Our reimbursement obligation is not subject to any dollar limitation; however, the reimbursement is subject to an annual budget process which combines guidelines from the Management Agreement with oversight by our Board of Directors and discussions with our Manager. For the years ended December 31, 2021 and 2020, we have accrued $6.3 million and $7.4 million, respectively, representing a reimbursement of expenses which are recorded within the "Other operating expenses" and "Transaction related expenses" line items on the consolidated statements of operations.

As of December 31, 2021 and 2020, we recorded a reimbursement payable to the Manager of $2.1 million and $1.8 million, respectively. For the year ended December 31, 2021, the Manager agreed to waive its right to receive expense reimbursements of $0.8 million.

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

Incentive fee

In connection with our common stock offering in November 2021, including the Manager's purchase of 700,000 shares in the offering, on November 22, 2021, we and the Manager executed an amendment (the "Third Amendment") to the management agreement, pursuant to which we will pay the Manager an annual incentive fee in addition to the base management fee. Pursuant to the Third Amendment, the Manager waived the annual incentive fee with respect to the fiscal years ending December 31, 2021 and December 31, 2022, and the annual incentive fee will first be payable with respect to the fiscal year ending December 31, 2023.

The annual incentive fee with respect to each applicable fiscal year will be equal to 15% of the amount by which our cumulative adjusted net income from the date of the Third Amendment exceeds the cumulative hurdle amount, which represents an 8% return (cumulative, but not compounding) on an equity hurdle base consisting of the sum of (i) our adjusted book value (calculated in the manner described in our public filings) as of October 31, 2021, (ii) $80.0 million, and (iii) the gross proceeds of any subsequent public or private common stock offerings by us. The annual incentive fee will be payable in cash, or, at the option of our Board of Directors, shares of our common stock or a combination of cash and shares.

In addition, pursuant to the Third Amendment, the term of the management agreement was extended until June 30, 2023, unless earlier terminated in accordance with its terms. Thereafter, the management agreement will continue to renew automatically each year for an additional one-year period, unless the Company or the Manager exercise its respective termination rights. All other terms and conditions of the management agreement continued without change.

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

Share-based compensation

Effective on April 15, 2020 upon the approval of our stockholders at our Annual Meeting, the 2020 Equity Incentive Plan provides for 666,666 shares of common stock to be issued. The maximum number of shares of common stock granted during a single fiscal year to any non-employee director, taken together with any cash fees paid to such non-employee director during any fiscal year, shall not exceed $300,000 in total value (calculating the value of any such awards based on the grant date fair value). As of December 31, 2021, 599,312 shares of common stock were available to be awarded under the Equity Incentive Plan.

Since our IPO, we have granted an aggregate of 35,264 and 67,354 shares of restricted common stock to our independent directors under our equity incentive plans, dated July 6, 2011 (the "2011 Equity Incentive Plans") and our 2020 Equity Incentive Plan, respectively. As of December 31, 2021, all the shares of restricted common stock granted to our independent directors have vested.

Following approval of our stockholders at our 2021 annual meeting of stockholders, the AG Mortgage Investment Trust, Inc. 2021 Manager Equity Incentive Plan (the "2021 Manager Plan") became effective on April 7, 2021 and provides for a maximum of 573,425 shares of common stock that may be subject to awards thereunder to our Manager. As of December 31, 2021, there were no shares or awards issued under the 2021 Manager Plan.

Further, since our IPO, we have issued 13,416 shares of restricted common stock and 40,000 restricted stock units to our Manager under our 2011 Equity Incentive Plans. As of July 1, 2020, all shares of restricted common stock and restricted stock units granted to our Manager have fully vested.

Unfunded commitments

See Note 12 of the "Notes to Consolidated Financial Statements" for details on our commitments as of December 31, 2021.

MATT Financing Arrangement Restructuring

See Note 10 and Note 12 of the "Notes to Consolidated Financial Statements" for detail on the MATT Restructured Financing Arrangement and our commitments as of December 31, 2021.

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

We have entered into TBA positions in connection with purchases of GSE Non-Owner Occupied Loans. We record TBA purchases and sales on the trade date and present the purchase or receipt net of the corresponding payable or receivable until the settlement date of the transaction. As of December 31, 2021, we had a net short TBA position with a net receivable amount and fair market value of $394.2 million and recorded $13 thousand in the "Other liabilities" line item on our consolidated balance sheets.

In addition to our investments in debt and equity of affiliates and TBA positions described above, we also have commitments outstanding on certain loans. For additional information on our commitments as of December 31, 2021, refer to Note 12 of the "Notes to Consolidated Financial Statements." Exclusive of our investments in debt and equity of affiliates described above, we do not expect these commitments, taken as a whole, to be significant to, or to have a material impact on, our overall liquidity or capital resources or our operations.

Critical accounting policies

We prepare our consolidated financial statements in conformity with GAAP, which requires the use of estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based, in part, on our judgment and assumptions regarding various economic conditions that we believe are reasonable based on facts and circumstances existing at the time of reporting. We believe that the estimates, judgments and assumptions utilized in the preparation of our consolidated financial statements are prudent and reasonable. Although our estimates contemplate conditions as of December 31, 2021 and how we expect them to change in the future, it is reasonably possible that actual conditions could be different than anticipated in arriving at those estimates, which could materially affect reported amounts of assets, liabilities and accumulated other comprehensive income at the date of the consolidated financial statements and the reported amounts of income, expenses and other comprehensive income during the periods presented. Moreover, the uncertainty over the ultimate impact that that the COVID-19 pandemic will have on the global economy generally, and on our business in particular, makes any estimate and assumption inherently less certain than would be the case absent the current and potential impacts of the COVID-19 pandemic.

Our most critical accounting policies are believed to include (i) Valuation of financial instruments, (ii) Accounting for loans, (iii) Accounting for real estate securities, (iv) Interest income recognition, (v) Financing arrangements, and (vi) Investment consolidation.

These policies involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our consolidated financial statements are based are reasonable at the time made and based upon information available to us at that time. We rely upon third-party pricing of our assets at each-quarter end to arrive at what we believe to be reasonable estimates of fair value, whenever available. For more information on our fair value measurements, see Note 5 to the "Notes to Consolidated Financial Statements." For a review of our significant accounting policies and the recent accounting pronouncements that may impact our results of operations, see Note 2 to the "Notes to Consolidated Financial Statements."

REIT Qualification

We have elected to be taxed as a REIT for U.S. federal income tax purposes. Provided that we maintain our qualification as a REIT, we generally will not be subject to U.S. federal income tax on our REIT taxable income that we distribute currently to our stockholders. Our qualification as a REIT depends upon our ability to meet, on a continuing basis, various complex requirements under the Code, relating to, among other things, the sources of our gross income and the composition and values of our assets (which, based on the types of assets we own, can fluctuate rapidly, significantly and unpredictably), our distribution levels and the diversity of ownership of our shares. We cannot assure you that we will be able to comply with such requirements. Failure to qualify as a REIT in any taxable year would cause us to be subject to U.S. federal income tax on our taxable income at regular corporate rates (and any applicable state and local taxes). Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state, local, and non-U.S. taxes on our income. For example, any income generated by our domestic TRSs will be subject to U.S. federal, state, and local income tax. Any taxes paid by a TRS will reduce the cash available for distribution to our stockholders.

Exclusion From Regulation Under the Investment Company Act

We conduct our business so as to maintain our exempt status under, and not to become regulated as an investment company for purposes, of the Investment Company Act. Under Section 3(a)(1)(A) of the Investment Company Act, a company is an investment company if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an investment company if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire "investment securities" having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis (the "40% Test"). "Investment securities" do not include, among other things, U.S. government securities, and securities issued by majority-owned subsidiaries that (i) are not investment companies and (ii) are not relying on the exceptions from the definition of investment company provided by Section 3(c)(1) or 3(c)(7) of the Investment Company Act (the so called "private investment company" exemptions).

We conduct our operations such that we will not be considered an investment company under Section 3(a)(1) of the Investment Company Act by complying with the 40% Test and not engaging primarily (or holding ourselves out as being engaged primarily) in the business of investing, reinvesting, or trading in securities. Rather, through wholly-owned or majority-owned subsidiaries, we are primarily engaged in the non-investment company businesses of these subsidiaries, namely the real estate finance business of purchasing or otherwise acquiring mortgage loans and other interests in real estate.

We currently have several subsidiaries that rely on the exclusion provided by Section 3(c)(7) of the Investment Company Act, each a "3(c)(7) subsidiary." In addition, we currently have several subsidiaries that rely on the exclusion provided by Section 3(c)(5)(C) of the Investment Company Act, each a "3(c)(5)(C) subsidiary."

While investments in 3(c)(7) subsidiaries are considered investment securities for the purposes of the 40% Test, investments in 3(c)(5)(C) subsidiaries are not considered investment securities for the purposes of the 40% Test, nor are investments in subsidiaries that rely on the exclusion provided by Section 3(a)(1)(C). Therefore, our investments in 3(c)(7) subsidiaries and other investment securities cannot exceed 40% of the value of our total assets (excluding U.S. government securities and cash) on an unconsolidated basis.

Section 3(c)(5)(C) of the Investment Company Act exempts from the definition of "investment company" entities primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. The SEC staff generally requires an entity relying on Section 3(c)(5)(C) to invest at least 55% of its portfolio in "qualifying assets" and at least another 25% in additional qualifying assets or in "real estate-related" assets (with no more than 20% comprised of miscellaneous assets). Both the 40% Test and the requirements of the Section 3(c)(5)(C) exclusion limit the types of businesses in which we may engage and the types of assets we may hold, as well as the timing of sales and purchases of assets.

The determination that we qualify for this exemption from being regulated as an investment company depends on various factual matters and circumstances. We closely monitor our holdings to ensure continuing and ongoing compliance with these tests. If we failed to comply with the 40% Test or another exemption under the Investment Company Act and became regulated as an investment company, our ability to, among other things, use leverage would be substantially reduced and, as a result, we would be unable to conduct our business as described in this report.

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

Interest rate effects on net interest income

Our operating results depend in large part upon differences between the yields earned on our investments and our cost of borrowing and upon the effectiveness of our interest rate hedging activities. The majority of our financing arrangements are short term in nature, exclusive of our residential mortgage loans financed through securitized debt. Repurchase agreements financing our securities portfolio typically have an initial term between 30 and 90 days while repurchase agreements financing our residential mortgage loans prior to securitization have an initial term of one year. The financing rate on these agreements will generally be determined at the outset of each transaction by reference to prevailing rates plus a spread. As a result, our borrowing costs will tend to increase during periods of rising interest rates as we renew, or "roll", maturing transactions at the higher prevailing rates. When combined with the fact that the income we earn on our fixed interest rate investments will remain substantially unchanged, this will result in a narrowing of the net interest spread between the related assets and borrowings and may even result in losses.

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

The fair value of our investment portfolio could change at a different rate than the fair value of our liabilities when interest rates change. We measure the sensitivity of our portfolio to changes in interest rates by estimating the duration of our assets and liabilities. Duration is the approximate percentage change in fair value for an instantaneous 100 basis point parallel shift in the yield curve while assuming all other market risk factors remain constant. In general, our assets have higher duration than our liabilities. In order to reduce this exposure, we use hedging instruments to reduce the gap in duration between our assets and liabilities.

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

The following chart details information about our duration gap as of December 31, 2021:

Duration (1)	Years
Agency RMBS	0.99
Residential Loans (2)	2.99
Hedges	(2.66)
Duration Gap	1.32
(1)Duration related to financing arrangements is netted within its respective line items.
(2)Residential Investments are presented pro-forma for forward purchase commitments to purchase GSE Non-Owner Occupied Loans as of December 31, 2021 as the hedges related to these purchase commitments have already been added to the portfolio.

The following table quantifies the estimated percent change in GAAP equity, the fair value of our assets, and projected net interest income should interest rates go up or down instantaneously by 25, 50, and 75 basis points, assuming (i) the yield curves of the rate shocks will be parallel to each other and the current yield curve and (ii) all other market risk factors remain constant. These estimates were compiled using a combination of third-party services and models, market data and internal models. All changes in equity, assets and income are measured as percentage changes from the projected net interest income and GAAP equity from our base interest rate scenario. The base interest rate scenario assumes spot and forward interest rates existing as of December 31, 2021. Actual results could differ materially from these estimates.

Agency RMBS and GSE Non-Owner Occupied Loan assumptions attempt to predict default and prepayment activity at projected interest rate levels. To the extent that these estimates or other assumptions do not hold true, actual results will likely differ materially from projections and could result in percentage changes larger or smaller than the estimates in the table below. Moreover, if different models were employed in the analysis, materially different projections could result. In addition, while the table below reflects the estimated impact of interest rate increases and decreases on a static portfolio as of December 31, 2021, our Manager may from time to time sell any of our investments as a part of the overall management of our investment portfolio.

Change in Interest Rates (basis points) (1)(2)	Change in Fair Value as a Percentage of GAAP Equity (3)	Change in Fair Value as a Percentage of Assets (3)	Percentage Change in Projected Net Interest Income (4)
+75	(4.3)%	(0.7)%	(6.7)%
+50	(2.8)%	(0.5)%	(4.5)%
+25	(1.4)%	(0.2)%	(2.2)%
-25	1.3%	0.2%	1.5%
-50	2.6%	0.4%	1.5%
-75	3.7%	0.6%	0.1%
(1)Includes investments held through affiliated entities that are reported as "Investments in debt and equity of affiliates" on our consolidated balance sheet, but excludes AG Arc.
(2)Does not include cash investments, which typically have overnight maturities and are not expected to change in value as interest rates change.
(3)Changes in fair value as a percentage of GAAP equity and assets are presented pro-forma for forward purchase commitments to purchase GSE Non-Owner Occupied Loans as of December 31, 2021, as the hedges related to these potential purchases have already been added to the portfolio.
(4)Interest income includes trades settled as of December 31, 2021.

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

Liquidity risk

Our primary liquidity risk arises from financing long-maturity assets with shorter-term financings primarily in the form of financing arrangements. Our Manager seeks to mitigate our liquidity risks by maintaining a prudent level of leverage, monitoring our liquidity position on a daily basis and maintaining a substantial cushion of cash and unpledged real estate securities and loans in our portfolio in order to meet future margin calls. In addition, our Manager seeks to further mitigate our liquidity risk by (i) maintaining relationships with a carefully selected group of financing counterparties and (ii) monitoring the ongoing financial stability and future business plans of our financing counterparties.

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

Liquidity risk – financing arrangements

We pledge real estate securities or mortgage loans and cash as collateral to secure our financing arrangements. Should the fair value of our real estate securities or mortgage loans pledged as collateral decrease (as a result of rising interest rates, changes in prepayment speeds, widening of credit spreads or otherwise), we will likely be subject to margin calls for additional collateral from our financing counterparties. Should the fair value of our real estate securities or mortgage loans decrease materially and suddenly, margin calls will likely increase causing an adverse change to our liquidity position which could result in substantial losses. In addition, we cannot be assured that we will always be able to roll our financing arrangements at their scheduled maturities, which could cause material additional harm to our liquidity position and result in substantial losses. Further, should funding conditions tighten as they did in 2007-2008, 2009 and more recently in March 2020, our financing arrangement counterparties may increase our margin requirements on new financings, including repurchase transactions that we roll at maturity with the same counterparty. This would require us to post additional collateral and would reduce our ability to use leverage and could potentially cause us to incur substantial losses.

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

Initial margin works differently. Collateral posted to meet initial margin requirements is intended to create a safety buffer to benefit our counterparties if we were to default on our payment obligations under the terms of the swaps and our counterparties were forced to unwind the swap. Initial margin on our centrally cleared trades varies from day to day depending upon various factors, including the absolute level of interest rates and the implied volatility of interest rates. There is a distinctly positive correlation between initial margin, on the one hand, and the absolute level of interest rates and implied volatility of interest rates, on the other hand. As a result, in times of rising interest rates or increasing rate volatility, we anticipate that the initial margin required on our centrally-cleared trades will likewise increase, potentially by a substantial amount. These margin increases will have a negative impact on our liquidity position and will likely impair the intended liquidity risk mitigation effect of our swaps discussed above.

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

Credit risk

We are exposed to the risk of potential credit losses from an unanticipated increase in borrower defaults as well as general credit spread widening on any non-agency assets in our portfolio. We seek to manage this risk through our Manager’s pre-acquisition due diligence process and, if available, through the use of non-recourse financing, which limits our exposure to credit losses to the specific pool of collateral which is the subject of the non-recourse financing. Our Manager’s pre-acquisition due diligence process includes the evaluation of, among other things, relative valuation, supply and demand trends, the shape of various yield curves, prepayment rates, delinquency and default rates, recovery of various sectors and vintage of collateral.

Concern surrounding the ongoing COVID-19 pandemic and certain of the actions taken to reduce its spread have caused and may continue to cause business shutdowns, limitations on financial transactions, labor shortages, supply chain interruptions, increased unemployment and property vacancy and lease default rates, reduced profitability and ability for property owners to make loan, mortgage and other payments, and overall economic and financial market instability, all of which may cause an increase in credit risk of our credit sensitive assets. Any future period of payment deferrals, forbearance, delinquencies, defaults, foreclosures or losses will likely adversely affect our net interest income from residential loans and RMBS investments, the fair value of these assets, our ability to liquidate the collateral that may underlie these investments and obtain additional financing and the future profitability of our investments. Further, in the event of delinquencies, defaults and foreclosure, regulatory changes and policies designed to protect borrowers and renters may slow or prevent us from taking remediation actions.

Prepayment risk

Premiums arise when we acquire real estate assets at a price in excess of the principal balance of the mortgages securing such assets (i.e., par value). Conversely, discounts arise when we acquire assets at a price below the principal balance of the mortgages securing such assets. Premiums paid on our assets are amortized against interest income and accretable purchase discounts on our assets are accreted to interest income. Purchase premiums or discounts on our assets are amortized or accreted over the life of each respective asset using the effective yield method, adjusted for actual prepayment activity. An increase in the prepayment rate, as measured by the CPR, will typically accelerate the amortization of purchase premiums, thereby reducing the yield or interest income earned on such assets. An increase in the prepayment rate will similarly accelerate the accretion of purchase discounts, conversely increasing the yield or interest income earned on such assets. A decrease in the prepayment rate will have a directionally opposite impact on the yield or interest income.

As further discussed in Note 2 of the "Notes to Consolidated Financial Statements," differences between previously estimated cash flows and current actual and anticipated cash flows caused by changes to prepayment or other assumptions are adjusted retrospectively through a "catch up" adjustment for the impact of the cumulative change in the effective yield through the reporting date for securities accounted for under ASC 320-10 (generally, Agency RMBS) or adjusted prospectively through an adjustment of the yield over the remaining life of the investment for investments accounted for under ASC 325-40 (generally, Non-Agency RMBS and interest-only securities) and mortgage loans accounted for under ASC 310-30.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of AG Mortgage Investment Trust, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of AG Mortgage Investment Trust, Inc. and its subsidiaries (the "Company") as of December 31, 2021 and 2020, and the related consolidated statements of operations, of stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Fair Value of Investments in Certain Residential Mortgage Loans

As described in Notes 2 and 5 to the consolidated financial statements, the Company’s investments in residential mortgage loans are measured at fair value. The Company’s residential mortgage loans and securitized residential mortgage loans included in its consolidated balances and held through its investments in debt and equity of affiliates (referred to as Non-QM Loans and Re/Non-Performing Loans) were $1,477 million, $1,158 million and $55.1 million, respectively, as of December 31, 2021. The valuation of the Company’s residential mortgage loans is determined by Management using third-party pricing services where available, valuation analyses from third-party pricing service providers, or model-based pricing. Third party pricing service providers conduct independent valuation analyses based on a review of source documents, available market data, and comparable investments. Management uses loan level data and macro-economic inputs to generate loss adjusted cash flows and other information in determining the fair value. The variables considered most significant to the determination of the fair value of the Company's residential mortgage loans include market-implied discount rates, projections of default rates, delinquency rates, prepayment rates, loss severity, recovery rates, reperformance rates, and timeline to liquidation.

The principal considerations for our determination that performing procedures relating to the fair value of investments in certain residential mortgage loans is a critical audit matter are (i) the significant judgment by management to develop the fair value measurements of residential mortgage loans, which in turn led to (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating the significant assumptions related to market-implied discount rates, projections of default rates, delinquency rates, prepayment rates, and loss severity, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of the residential mortgage loans, including controls over the prices received from an independent third-party pricing service, data inputs, and significant assumptions. These procedures also included, among others (i) developing an independent estimate of the value for certain investments by obtaining independent pricing from third party vendors and comparing those prices to prices used by management and (ii) the involvement of professionals with specialized skill and knowledge to assist in developing an independent range of prices for a sample of residential mortgage loans and comparing the independent estimate to management’s estimate to evaluate the reasonableness of management’s estimate. Developing the independent estimate involved (i) testing the data provided by management and (ii) independently developing the assumptions related to market-implied discount rates, projections of default rates, delinquency rates, prepayment rates, and loss severity, by utilizing data obtained from market sources and observable transactions under a variety of macroeconomic scenarios.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 25, 2022
We have served as the Company’s auditor since 2011.

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except per share data)

	December 31, 2021	December 31, 2020
Assets
Residential mortgage loans, at fair value - $1,469,358 and $0 pledged as collateral, respectively	$1,476,972	$8,837
Securitized residential mortgage loans, at fair value - $119,947 and $46,571 pledged as collateral, respectively (1)	1,158,134	426,604
Real estate securities, at fair value - $444,481 and $532,271 pledged as collateral, respectively	514,470	613,546
Commercial loans, at fair value	—	111,549
Commercial loans held for sale, at fair value	—	13,959
Investments in debt and equity of affiliates	92,023	150,667
Cash and cash equivalents	68,079	47,926
Restricted cash	32,150	14,392
Other assets	20,900	12,565
Total Assets	$3,362,728	$1,400,045

Liabilities
Financing arrangements	$1,777,743	$564,047
Securitized debt, at fair value (1)	999,215	355,159
Payable on unsettled trades	—	51,136
Dividend payable	5,021	1,243
Other liabilities	10,369	18,755
Total Liabilities	2,792,348	990,340
Commitments and Contingencies (Note 12)
Stockholders' Equity
Preferred stock - $227,991 and $246,610 aggregate liquidation preference as of December 31, 2021 and December 31, 2020, respectively	220,472	238,478
Common stock, par value $0.01 per share; 450,000 shares of common stock authorized and 23,908 and 13,811 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively (2)	239	138
Additional paid-in capital (2)	796,469	689,147
Retained earnings/(deficit)	(446,800)	(518,058)
Total Stockholders' Equity	570,380	409,705

Total Liabilities & Stockholders' Equity	$3,362,728	$1,400,045
(1)These balances relate to certain residential mortgage loans which were securitized resulting in the Company consolidating the variable interest entities that were created to facilitate these transactions as the Company was determined to be the primary beneficiary. See Note 3 for additional details.
(2)Amounts have been adjusted to reflect the one-for-three reverse stock split effected July 22, 2021. See Note 2 and Note 11 for additional details.

 The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended
	December 31, 2021	December 31, 2020
Net Interest Income
Interest income	$70,662	$74,525
Interest expense	27,250	36,945
Total Net Interest Income	43,412	37,580

Other Income/(Loss)
Net interest component of interest rate swaps	(4,862)	731
Net realized gain/(loss)	1,698	(256,522)
Net unrealized gain/(loss)	62,699	(169,813)
Other income/(loss), net	37	1,534
Total Other Income/(Loss)	59,572	(424,070)

Expenses
Management fee to affiliate	6,814	7,181
Other operating expenses	13,357	15,911
Transaction related expenses	7,328	(1,235)
Restructuring related expenses	—	10,200
Excise tax	—	(815)
Servicing fees	3,188	2,224
Total Expenses	30,687	33,466

Income/(loss) before equity in earnings/(loss) from affiliates	72,297	(419,956)

Equity in earnings/(loss) from affiliates	31,889	(1,629)
Net Income/(Loss) from Continuing Operations	104,186	(421,585)
Net Income/(Loss) from Discontinued Operations	—	666
Net Income/(Loss)	104,186	(420,919)

Gain on Exchange Offers, net (Note 11)	472	10,574

Dividends on preferred stock	(18,785)	(20,549)

Net Income/(Loss) Available to Common Stockholders	$85,873	$(430,894)

Earnings/(Loss) Per Share - Basic (1)
Continuing Operations	$5.29	$(36.79)
Discontinued Operations	—	0.06
Total Earnings/(Loss) Per Share of Common Stock (1)	$5.29	$(36.73)

Earnings/(Loss) Per Share - Diluted (1)
Continuing Operations	$5.29	$(36.79)
Discontinued Operations	—	0.06
Total Earnings/(Loss) Per Share of Common Stock (1)	$5.29	$(36.73)

Weighted Average Number of Shares of Common Stock Outstanding (1)
Basic	16,234	11,730
Diluted	16,234	11,730

(1)Amounts have been adjusted to reflect the one-for-three reverse stock split effected July 22, 2021. See Note 2 and Note 11 for additional details.

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(in thousands)

	Common Stock (1)		Preferred Stock	Additional Paid-in Capital (1)	Retained Earnings/(Deficit)
	Shares	Amount				Total
Balance at January 1, 2020	10,913	$109	$272,457	$662,401	$(85,921)	$849,046
Net proceeds from issuance of common stock	1,150	12	—	11,321	—	11,333
Grant of restricted stock and amortization of equity based compensation	49	—	—	582	—	582
Common dividends declared	—	—	—	—	(1,243)	(1,243)
Preferred dividends declared	—	—	—	—	(20,549)	(20,549)
Exchange Offers (Note 11)	1,699	17	(33,979)	14,843	10,574	(8,545)
Net Income/(Loss)	—	—	—	—	(420,919)	(420,919)
Balance at December 31, 2020	13,811	$138	$238,478	$689,147	$(518,058)	$409,705

Balance at January 1, 2021	13,811	$138	$238,478	$689,147	$(518,058)	$409,705
Net proceeds from issuance of common stock	9,022	90	—	93,044	—	93,134
Repurchase of common stock	(320)	(3)	—	(3,552)	—	(3,555)
Grant of restricted stock	27	—	—	320	—	320
Common dividends declared	—	—	—	—	(14,560)	(14,560)
Preferred dividends declared	—	—	—	—	(18,840)	(18,840)
Exchange Offers (Note 11)	1,368	14	(18,006)	17,510	472	(10)
Net Income/(Loss)	—	—	—	—	104,186	104,186
Balance at December 31, 2021	23,908	$239	$220,472	$796,469	$(446,800)	$570,380
(1)Amounts have been adjusted to reflect the one-for-three reverse stock split effected July 22, 2021. See Note 2 and Note 11 for additional details.

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended
	December 31, 2021	December 31, 2020
Cash Flows from Operating Activities
Net income/(loss)	$104,186	$(420,919)
Net (income)/loss from discontinued operations	—	(666)
Net income/(loss) from continuing operations	$104,186	$(421,585)
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Net amortization of premium	6,082	(5,212)
Net realized (gain)/loss	(1,698)	256,522
Net unrealized gain/(loss)	(62,699)	169,813
Foreign currency (loss) gain, net	(14)	(1,528)
Equity based compensation to affiliate	—	163
Equity based compensation expense	320	419
(Income) loss from equity method investments, net of distributions received	(14,283)	11,057
Change in operating assets/liabilities:
Other assets	(7,631)	8,872
Other liabilities	2,035	(13,639)
Net cash provided by (used in) continuing operating activities	26,298	4,882
Net cash provided by (used in) discontinued operating activities	—	(726)
Net cash provided by (used in) operating activities	26,298	4,156

Cash Flows from Investing Activities
Purchase of residential mortgage loans	(2,472,393)	(541,823)
Purchase of real estate securities	(924,663)	(502,801)
Purchase of commercial loans	(1,881)	(10,560)
Origination of commercial loans	(3,219)	(22,694)
Investments in debt and equity of affiliates	(6,914)	(46,363)
Proceeds from sale of residential mortgage loans	139,908	393,950
Proceeds from sale of real estate securities	893,505	2,731,163
Proceeds from sale of commercial loans	74,579	36,935
Proceeds from sale of excess mortgage servicing rights	2,246	8,038
Distributions received in excess of income from investments in debt and equity of affiliates	85,145	30,614
Principal repayments on residential mortgage loans	147,710	63,882
Principal repayments on real estate securities	67,848	111,703
Principal repayments on commercial loans	70,232	6,369
Principal repayments on excess mortgage servicing rights	503	2,818
Net settlement of interest rate swaps and other instruments	22,323	(72,484)
Net settlement of TBAs	1,384	4,610
Cash flows provided by (used in) other investing activities	3,996	98
Net cash provided by (used in) investing activities	(1,899,691)	2,193,455

Cash Flows from Financing Activities
Net proceeds from issuance of common stock	93,134	7,018
Repurchase of common stock	(3,555)	—
Cash paid on Exchange Offers (Note 11)	—	(8,007)
Borrowings under financing arrangements	19,693,957	14,689,972
Repayments of financing arrangements	(18,480,261)	(17,014,635)
Deferred financing costs paid	(977)	—
Borrowings under secured debt	—	20,000
Repayments of secured debt	(10,000)	(10,000)
Proceeds from issuance of securitized debt	812,540	166,487

	Year Ended
	December 31, 2021	December 31, 2020
Principal repayments on securitized debt	(163,922)	(29,312)
Net collateral received from (paid to) repurchase counterparty	—	(46,740)
Dividends paid on common stock	(10,782)	(14,734)
Dividends paid on preferred stock	(18,840)	(20,549)
Net cash provided by (used in) financing activities	1,911,294	(2,260,500)

Net change in cash and cash equivalents, and restricted cash	37,901	(62,889)
Cash and cash equivalents, and restricted cash, Beginning of Year	62,318	125,369
Effect of exchange rate changes on cash	10	(162)
Cash and cash equivalents, and restricted cash, End of Year	$100,229	$62,318

Supplemental disclosure of cash flow information:
Cash paid for interest on financing arrangements	$24,219	$46,322
Cash paid for income tax	$16	$1,051
Supplemental disclosure of non-cash financing and investing activities:
Payable on unsettled trades	$—	$51,136
Common stock dividends declared but not paid	$5,021	$1,243
Exchange Offers (Note 11)	$18,006	$33,979
Holdback receivable on sale of excess MSRs	$75	$422
Management fees paid using Common Stock in lieu of cash	$—	$4,315
Decrease of securitized debt	$—	$7,091
Transfer of real estate securities in satisfaction of repurchase agreements	$—	$345,066
Change in repurchase agreements from transfer of real estate securities	$—	$344,685
Transfer from residential mortgage loans to other assets	$2,753	$3,856
Transfer from investments in debt and equity of affiliates to CMBS	$—	$11,769

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	Year Ended
	December 31, 2021	December 31, 2020
Cash and cash equivalents	$68,079	$47,926
Restricted cash	32,150	14,392
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$100,229	$62,318

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Organization

AG Mortgage Investment Trust, Inc. (the "Company") is a residential mortgage REIT with a focus on investing in a diversified risk-adjusted portfolio of residential mortgage-related assets in the U.S. mortgage market. The Company’s investment activities primarily include acquiring and securitizing newly-originated residential mortgage loans within the growing non-agency segment of the housing market. The Company obtains its assets through Arc Home, LLC ("Arc Home"), a residential mortgage loan originator in which it owns an approximate 44.6% interest, and through other third-party origination partners.

The Company’s assets, excluding its ownership in Arc Home, include Residential Investments and Agency RMBS. Currently, its Residential Investments primarily consist of Non-QM Loans and GSE Non-Owner Occupied Loans. The Company may invest in other types of residential mortgage loans and other mortgage related assets. The Company also invests in Residential Investments through its unconsolidated ownership interest in affiliates which are included in the "Investments in debt and equity of affiliates" line item on its consolidated balance sheets.

The Company's asset classes are primarily comprised of the following:

Asset Class	Description
Residential Investments
Non-QM Loans
•Non-QM Loans are residential mortgage loans that are not deemed "qualified mortgage," or "QM," loans under the rules of the Consumer Finance Protection Bureau.
◦These investments are included in the "Residential mortgage loans, at fair value" and "Securitized residential mortgage loans, at fair value" line items on its consolidated balance sheets.

GSE Non-Owner Occupied Loans
•GSE Non-Owner Occupied Loans are loans that are underwritten in accordance with U.S. government-sponsored entity ("GSE") guidelines and are secured by investment properties.
◦These investments are included in the "Residential mortgage loans, at fair value" line item on its consolidated balance sheets.

Re- and Non-Performing Loans
•Performing, re-performing, and non-performing loans are residential mortgage loans collateralized by a first lien mortgaged property.
◦These investments are included in the "Residential mortgage loans, at fair value" and "Securitized residential mortgage loans, at fair value" line items on its consolidated balance sheets.

Non-Agency Residential Mortgage-Backed Securities ("RMBS")
•Non-Agency RMBS represent fixed- and floating-rate RMBS issued by entities other than U.S. GSEs or agencies of the U.S. government. The mortgage loan collateral consists of residential mortgage loans that do not generally conform to underwriting guidelines issued by a GSE or agency of the U.S. government.
◦These investments are included in the "Real estate securities, at fair value" line item on its consolidated balance sheets.

Agency RMBS
•Agency RMBS represent interests in pools of residential mortgage loans guaranteed by a GSE such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government such as Ginnie Mae.
◦These investments are included in the "Real estate securities, at fair value" line item on its consolidated balance sheets.

The Company conducts its business through one reportable segment, Securities and Loans, which reflects how the Company manages its business and analyzes and reports its results of operations.

The Company was incorporated in the state of Maryland on March 1, 2011 and commenced operations in July 2011. The Company conducts its operations to qualify and be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). The Company is externally managed by AG REIT Management, LLC, a Delaware limited liability company (the "Manager"), a wholly-owned subsidiary of Angelo, Gordon & Co., L.P. ("Angelo Gordon"), a privately-held, SEC-registered investment adviser, pursuant to a management agreement. The Manager has delegated to Angelo Gordon the overall responsibility of its day-to-day duties and obligations arising under the management agreement.

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

2. Summary of significant accounting policies

The accompanying consolidated financial statements and related notes have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP"). For all periods presented, all per share amounts and common shares outstanding have been adjusted on a retroactive basis to reflect the Company's one-for-three reverse stock split which was effected following the close of business on July 22, 2021. Certain prior period amounts have been reclassified to conform to the current period’s presentation. As of December 31, 2021 and 2020, the Company reclassified Residential mortgage loans with an aggregate fair value of $1.2 billion and $426.6 million, respectively, into the "Securitized residential mortgage loans, at fair value" line item on the consolidated balance sheets. As of December 31, 2021 and 2020, the Company reclassified Agency RMBS, Non-Agency RMBS, and CMBS with an aggregate fair value of $514.5 million and $613.5 million, respectively, into the "Real estate securities, at fair value" line item on the consolidated balance sheets. See Note 4 for details related to Agency RMBS, Non-Agency RMBS, and CMBS. Excess MSRs with a fair value of $3.2 million as of December 31, 2020 were reclassified into the "Other Assets" line item on the consolidated balance sheets. In the opinion of management, all adjustments considered necessary for a fair presentation for the annual period of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature.

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates.

Valuation of financial instruments

The fair value of the financial instruments that the Company records at fair value is determined by the Manager, subject to oversight of the Company’s Board of Directors, and in accordance with the provisions of Accounting Standards Codification ("ASC") 820, "Fair Value Measurements and Disclosures." When possible, the Company determines fair value using third-party data sources. ASC 820 establishes a hierarchy that prioritizes the inputs to valuation techniques giving the highest priority to readily available unadjusted quoted prices in active markets for identical assets (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements) when market prices are not readily available or reliable.

The three levels of the hierarchy under ASC 820 are described below:

•Level 1 – Quoted prices in active markets for identical assets or liabilities.
•Level 2 – Prices determined using other significant observable inputs. These may include quoted prices for similar assets and liabilities in active markets.
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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Accounting for loans

Investments in loans are recorded in accordance with ASC 310-10, "Receivables" and are classified as held-for-investment when the Company has the intent and ability to hold such loans for the foreseeable future or to maturity/payoff. Loans are classified as held for sale upon the Company determining that it intends to sell or liquidate the loan in the short-term and certain criteria have been met. Mortgage loans held-for-sale are accounted for under ASC 948-310, "Financial services—mortgage banking." Loans meeting all criteria for reclassification are presented separately on the consolidated balance sheets. Transfers between held-for-investment and held-for-sale occur once the Company's intent to sell the loans changes.

The Company has chosen to make a fair value election pursuant to ASC 825 for its loan portfolio. Electing the fair value option allows the Company to record changes in fair value in the consolidated statement of operations, which, in management's view, more appropriately reflects the results of operations for a particular reporting period as all loan activities will be recorded in a similar manner. As such, loans are recorded at fair value on the consolidated balance sheets and any periodic change in fair value is recorded in current period earnings on the consolidated statement of operations as a component of "Net unrealized gain/(loss)." The Company recognizes certain upfront costs and fees relating to loans for which the fair value option has been elected in current period earnings as incurred and does not defer those costs, which is in accordance with ASC 825-10-25.

Purchases and sales of loans are recorded on the settlement date, concurrent with the completion of due diligence and the removal of any contingencies.

At purchase, the Company may aggregate its residential mortgage loans into pools based on common risk characteristics. Once a pool of loans is assembled, its composition is maintained. When the Company purchases mortgage loans with evidence of credit deterioration since origination and it determines that it is probable it will not collect all contractual cash flows on those loans, it will apply the guidance found in ASC 310-30. Mortgage loans that are delinquent 60 or more days are considered non-performing for purposes of this determination.

The Company updates its estimate of the cash flows expected to be collected on at least a quarterly basis for loans accounted for under ASC 310-30. In estimating these cash flows, there are a number of assumptions that will be subject to uncertainties and contingencies including both the rate and timing of principal and interest receipts, and assumptions of prepayments, repurchases, defaults, and liquidations. If based on the most current information and events it is probable that there is a significant increase in cash flows previously expected to be collected or if actual cash flows are significantly greater than cash flows previously expected, the Company will recognize these changes prospectively through an adjustment of the loan’s yield over its remaining life. The Company will adjust the amount of accretable yield by reclassification from the nonaccretable difference.

On at least a quarterly basis, the Company evaluates the collectability of both principal and interest on its loans to determine whether they are impaired. A loan or pool of loans is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a loan's cost basis is impaired, the Company does not record an allowance for loan loss as it elected the fair value option on all of its loan investments.

The Company accrues interest income on its loan portfolio. Loans are typically moved to non-accrual status and income recognition is suspended if the loan becomes 90 days or more delinquent. A loan is written off when it is no longer realizable and/or legally discharged.

Accounting for real estate securities

Investments in real estate securities are recorded in accordance with ASC 320-10, "Investments – Debt and Equity Securities" or ASC 325-40, "Beneficial Interests in Securitized Financial Assets." The Company has chosen to make a fair value election pursuant to ASC 825, "Financial Instruments" for its real estate securities portfolio. Electing the fair value option allows the Company to record changes in fair value in the consolidated statement of operations, which, in management’s view, more appropriately reflects the results of operations for a particular reporting period as all securities activities will be recorded in a similar manner. Real estate securities are recorded at fair value on the consolidated balance sheets and the periodic change in fair value is recorded in current period earnings on the consolidated statement of operations as a component of "Net unrealized gain/(loss)." Purchases and sales of real estate securities are recorded on the trade date.

On January 1, 2020, the Company adopted ASU 2016-13, "Financial Instruments – Credit Losses" ("ASU 2016-13"). The impact of the guidance on accounting for the Company's Non-Agency RMBS and loans is limited to recognition of effective

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
yield. The Company measures its Non-Agency RMBS and loans at fair value with any changes recognized through net income and it updates its estimate of the cash flows expected to be collected on these asset classes on at least a quarterly basis recognizing changes in cash flows in interest income prospectively through an adjustment of an asset’s yield over its remaining life.

Investments in debt and equity of affiliates

The Company’s unconsolidated ownership interests in affiliates are accounted for using the equity method in accordance with ASC 323, "Investments – Equity Method and Joint Ventures." Substantially all of the Company’s investments held through affiliated entities are comprised of real estate securities, loans and its interest in AG Arc LLC. Certain entities have chosen to make a fair value election on their financial instruments and certain financing arrangements pursuant to ASC 825; as such, the Company will treat these financial instruments and financing arrangements consistently with this election.

Arc Home

On December 9, 2015, the Company, alongside private funds managed by Angelo Gordon, through AG Arc LLC, one of the Company’s indirect affiliates ("AG Arc"), formed Arc Home LLC ("Arc Home"). The Company has an approximate 44.6% interest in AG Arc. Arc Home originates residential mortgage loans and retains the mortgage servicing rights associated with the loans it originates. Arc Home is led by an external management team. The Company has chosen to make a fair value election with respect to its investment in AG Arc pursuant to ASC 825. The Company elected to treat its investment in AG Arc as a taxable REIT subsidiary. As a result, income or losses recognized by the Company from its investment in AG Arc are recorded in "Equity in earnings/(loss) from affiliates" line item on the Company's consolidated statement of operations net of income taxes.

From time to time, the Company acquires newly originated non-agency loans from Arc Home. In connection with the sale of loans from Arc Home to the Company, gains or losses recorded by Arc Home are consolidated into AG Arc. In accordance with ASC 323-10, for loans acquired from Arc Home that remain on the Company's consolidated balance sheet at period end, the Company eliminates any profits or losses typically recognized through the "Equity in earnings/(loss) from affiliates" line item on the Company's consolidated statement of operations and adjusts the cost basis of the underlying loans resulting in unrealized gains. For the year ended December 31, 2021, the Company eliminated $5.3 million of intra-entity profits recognized by Arc Home and also decreased the cost basis of the underlying loans by the same amount in connection with loan sales to the Company. The Company did not purchase any loans from Arc Home during the year ended December 31, 2020 and, as a result, it did not eliminate any intra-entity profits during the year ended December 31, 2020.

MATH

On August 29, 2017, the Company, alongside private funds managed by Angelo Gordon, formed Mortgage Acquisition Holding I LLC ("MATH") to conduct a residential mortgage investment strategy. The Company has an approximate 44.6% interest in MATH. MATH in turn sponsored the formation of an entity called Mortgage Acquisition Trust I LLC ("MATT") to purchase predominantly Non-QM Loans. MATT made an election to be treated as a real estate investment trust beginning with the 2018 tax year. As of December 31, 2021, MATT primarily holds retained tranches from past securitizations which continue to reduce in size due to ongoing principal repayments and the Company does not expect to acquire additional investments within this equity method investment.

LOTS

On May 15, 2019 and November 14, 2019, the Company, alongside private funds managed by Angelo Gordon, formed LOT SP I LLC and LOT SP II LLC, respectively, (collectively, "LOTS"). The Company has an approximate 47.5% and 50% interest in LOT SP I LLC and LOT SP II LLC, respectively. LOTS were formed to originate first mortgage loans to third-party land developers and home builders for the acquisition and horizontal development of land ("Land Related Financing"). The LOTS investments continue to reduce in size due to ongoing principal repayments and the Company does not expect to originate new loans within this equity method investment.

Investment consolidation

In variable interest entities ("VIEs"), an entity is subject to consolidation under ASC 810-10, "Consolidation" if the equity investors (i) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, (ii) are unable to direct the entity’s activities or (iii) are not exposed to the entity’s losses or entitled to its residual

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
returns. VIEs within the scope of ASC 810-10 are required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE is determined to be the party that has both the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. This determination can sometimes involve complex and subjective analyses. Further, ASC 810-10 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE. In accordance with ASC 810-10, all transferees, including variable interest entities, must be evaluated for consolidation. If the Company determines that consolidation is not required, it will then assess whether the transfer of the underlying assets would qualify as a sale, should be accounted for as secured financings under GAAP, or should be accounted for as an equity method investment, depending on the circumstances.

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

The Company enters into securitization transactions of certain of its residential mortgage loans, which may result in the Company consolidating the respective VIEs that are created to facilitate these transactions and to which the underlying assets in connection with these securitizations are transferred ("Residential Mortgage Loan VIEs"). The Company has entered into securitization transactions on certain of its Non-QM Loans ("Non-QM VIEs"), as well as certain of its re- and non-performing loans ("RPL/NPL VIEs"). Based on the evaluations of each VIE, the Company may conclude that the VIEs should be consolidated and, as a result, transferred assets of these VIEs would be determined to be secured borrowings. Upon consolidation, the Company elected the fair value option pursuant to ASC 825 for the assets and liabilities of the Residential Mortgage Loan VIEs. Electing the fair value option allows the Company to record changes in fair value in the consolidated statement of operations, which, in management's view, more appropriately reflects the results of operations for a particular reporting period as all activities will be recorded in a similar manner. The Company applied the guidance under ASU 2014-13, "Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity," whereby the Company determines whether the fair value of the assets or liabilities of the Residential Mortgage Loan VIEs are more observable as a basis for measuring the less observable financial instruments. The Company has determined that the fair value of the liabilities of the Residential Mortgage Loan VIEs are more observable since the prices for these liabilities are more easily determined as similar instruments trade more frequently on a relative basis than the individual assets of the VIEs. See Note 3 for more detail regarding Residential Mortgage Loan VIEs and Note 5 for more detail related to the Company's determination of fair value for the assets and liabilities included within these VIEs.

Transfers of financial assets

The Company may periodically enter into transactions in which it transfers assets to a third-party. Upon a transfer of financial assets, the Company will sometimes retain or acquire senior or subordinated interests in the related assets. Pursuant to ASC 860-10, "Transfers and Servicing" a determination must be made as to whether a transferor has surrendered control over transferred financial assets. That determination must consider the transferor’s continuing involvement in the transferred financial asset, including all arrangements or agreements made contemporaneously with, or in contemplation of, the transfer, even if they were not entered into at the time of the transfer. The financial components approach under ASC 860-10 limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. It defines the term "participating interest" to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale.

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

The Company pledges certain loans or securities as collateral under financing arrangements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. The amounts available to be borrowed under repurchase agreements and revolving facilities are dependent upon the fair value of the securities or loans pledged as collateral, which can fluctuate with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. If the fair value of pledged assets declines due to changes in market conditions, lenders typically would require the Company to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls. The fair value of financial instruments pledged as collateral on the Company’s financing arrangements represents the Company’s fair value of such instruments which may differ from the fair value assigned to the collateral by its counterparties. The Company maintains a level of liquidity in order to meet these obligations. If the fair value of pledged assets increases due to changes in market conditions, counterparties may be required to return collateral to us in the form of securities or cash or post additional collateral to us. Financings pursuant to repurchase agreements and revolving facilities are generally recourse to the Company. As of December 31, 2021 and 2020, the Company had met all margin call requirements.

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

Accounting for derivative financial instruments

Derivative contracts

The Company enters into derivative contracts as a means of mitigating interest rate risk rather than to enhance returns. The Company accounts for derivative financial instruments in accordance with ASC 815-10, "Derivatives and Hedging." ASC 815-10 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. Additionally, if or when hedge accounting is elected, the fair value adjustments will affect either other comprehensive income in stockholders’ equity until the hedged item is recognized in earnings or net income depending on whether the derivative instrument is designated and qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. As of December 31, 2021 and 2020, the Company did not have any interest rate derivatives designated as hedges. All derivatives have been recorded at fair value with corresponding changes in fair value recognized in the consolidated statement of operations. The Company records derivative asset and liability positions on a gross basis with respect to its counterparties. During the period in which the Company unwinds a derivative, it records a realized gain/(loss) in the "Net realized gain/(loss)" line item in the consolidated statement of operations.

To-be-announced securities

A to-be-announced security ("TBA") is a forward contract for the purchase or sale of Agency RMBS at a predetermined price, face amount, issuer, coupon and stated maturity on an agreed-upon future date. The specific Agency RMBS delivered into or received from the contract upon the settlement date, published each month by the Securities Industry and Financial Markets Association, are not known at the time of the transaction. The Company may also choose, prior to settlement, to move the settlement of these securities out to a later date by entering into an offsetting short or long position (referred to as a pair off), net settling the paired off positions for cash, simultaneously purchasing or selling a similar TBA contract for a later settlement date. This transaction is commonly referred to as a dollar roll. The Agency RMBS purchased or sold for a forward settlement date are typically priced at a discount to Agency RMBS for settlement in the current month. This difference, or discount, is referred to as the price drop. The price drop is the economic equivalent of net interest carry income on the underlying Agency RMBS over the roll period (interest income less implied financing cost) and is commonly referred to as dollar roll income/(loss). Consequently, forward purchases of Agency RMBS and dollar roll transactions represent a form of off-balance sheet financing. Dollar roll income is recognized in the consolidated statement of operations in the line item "Net unrealized gain/(loss)."

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

Earnings/(Loss) per share

In accordance with ASC 260, "Earnings per Share," the Company calculates basic income/(loss) per share by dividing net income/(loss) available to common stockholders for the period by weighted-average shares of the Company’s common stock outstanding for that period. Diluted income per share takes into account the effect of dilutive instruments, such as stock options, warrants, unvested restricted stock and unvested restricted stock units using the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding. Potential dilutive shares are excluded from the calculation, if they have an anti-dilutive effect in the period.

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

Similarly, the Company also reassesses the cash flows on at least a quarterly basis for securities and loans, including Non-QM Loans, GSE Non-Owner Occupied Loans, Non-Agency RMBS, and interest-only securities. In estimating these cash flows, there are a number of assumptions made that are uncertain and subject to judgments and assumptions based on subjective and objective factors and contingencies. These include the rate and timing of principal and interest receipts (including assumptions of prepayments, repurchases, defaults and liquidations), the pass-through or coupon rate and interest rate fluctuations. In addition, interest payment shortfalls due to delinquencies on the underlying mortgage loans have to be estimated. Differences between previously estimated cash flows and current actual and anticipated cash flows are recognized prospectively through an adjustment of the yield over the remaining life of the security based on the current amortized cost of the investment.

For loan and security investments purchased with evidence of deterioration of credit quality for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments receivable, the Company will apply the provisions of ASC 310-30. For purposes of income recognition, the Company aggregates loans that have common risk characteristics into pools and uses a composite interest rate and expectation of cash flows expected to be collected for the pool.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
ASC 310-30 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. ASC 310-30 limits the yield that may be accreted (the "accretable yield") to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. ASC 310-30 requires that the excess of contractual cash flows over cash flows expected to be collected (the "nonaccretable difference") not be recognized as an adjustment of yield. Subsequent changes in cash flows expected to be collected generally should be recognized prospectively through an adjustment of the loan’s yield over its remaining life.

Realized gains and losses

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

Reverse stock split

On July 12, 2021, the Company announced that its board of directors approved a one-for-three reverse stock split of the Company's outstanding shares of common stock. The reverse stock split was effected following the close of business on July 22, 2021 (the "Effective Time"). At the Effective Time, every three issued and outstanding shares of the Company’s common stock were combined into one share of the Company’s common stock. No fractional shares were issued in connection with the reverse stock split. Instead, each stockholder holding fractional shares was entitled to receive, in lieu of such fractional shares, cash in an amount determined based on the closing price of the Company's common stock on the date of the Effective Time. The reverse stock split applied to all of the Company's outstanding shares of common stock and did not affect any stockholder’s ownership percentage of shares of the Company's common stock, except for immaterial changes resulting from the payment of cash for fractional shares. There was no change in the Company's authorized capital stock or par value of each share of common stock as a result of the reverse stock split. All per share amounts and common shares outstanding for all periods presented in the consolidated financial statements have been adjusted on a retroactive basis to reflect the Company's reverse stock split.

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

Recent accounting pronouncements

In March 2020, FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." This ASU provides temporary optional guidance intended to ease the burden of reference rate reform on financial reporting. This ASU is effective as of March 12, 2020 through December 31, 2022 and may be elected over time as reference rate reform activities occur. The ASU applies to all entities that have contracts, hedging relationships and other transactions that reference LIBOR and certain other reference rates that are expected to be discontinued. However, it cannot be applied to contract modifications that occur after December 31, 2022. With certain exceptions, this ASU also cannot be applied to hedging relationships entered into or evaluated after that date. The guidance provides optional expedients and exceptions for applying existing guidance to contract modifications, hedging relationships and other transactions that are expected to be affected by reference rate reform and meet certain scope guidance. While the Company is currently assessing the

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
impact of this ASU, the Company does not expect the adoption to have a material impact on the Company's consolidated financial statements.

3. Loans

Residential mortgage loans

The table below details information regarding the Company’s residential mortgage loan portfolio as of December 31, 2021 and December 31, 2020 ($ in thousands). The gross unrealized gains/(losses) in the table below represent inception to date gains/(losses).

	Unpaid Principal Balance			Gross Unrealized			Weighted Average
December 31, 2021		Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years) (1)
Residential mortgage loans, at fair value
Non-QM Loans	$987,290	$35,647	$1,022,937	$9,336	$(1,458)	$1,030,815	4.75%	3.76%	5.01
GSE Non-Owner Occupied Loans	429,424	10,039	439,463	1,723	(349)	440,837	3.64%	3.19%	6.84
Re- and Non-Performing Loans	6,528	(3,536)	2,992	2,328	—	5,320	N/A	31.18%	2.24
Total Residential mortgage loans, at fair value	$1,423,242	$42,150	$1,465,392	$13,387	$(1,807)	$1,476,972	4.41%	3.69%	5.55

Securitized residential mortgage loans, at fair value (2)
Non-QM Loans	$777,828	$30,739	$808,567	$5,821	$(1,005)	$813,383	5.13%	3.96%	4.50
Re- and Non-Performing Loans	377,923	(44,971)	332,952	14,914	(3,115)	344,751	3.55%	5.90%	7.17
Total Securitized residential mortgage loans, at fair value	$1,155,751	$(14,232)	$1,141,519	$20,735	$(4,120)	$1,158,134	4.61%	4.53%	5.37

Total as of December 31, 2021	$2,578,993	$27,918	$2,606,911	$34,122	$(5,927)	$2,635,106	4.50%	4.06%	5.47

	Unpaid Principal Balance			Gross Unrealized			Weighted Average
December 31, 2020		Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years) (1)
Residential mortgage loans, at fair value
Re- and Non-Performing Loans	$19,634	$(12,702)	$6,932	$1,905	$—	$8,837	1.15%	9.72%	3.98

Securitized residential mortgage loans, at fair value (2)
Re- and Non-Performing Loans	$481,346	$(56,305)	$425,041	$11,735	$(10,172)	$426,604	3.58%	5.61%	6.78

Total as of December 31, 2020	$500,980	$(69,007)	$431,973	$13,640	$(10,172)	$435,441	3.58%	5.69%	6.67
(1)This is based on projected life. Typically, actual maturities are shorter than stated contractual maturities. Maturities are affected by the lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.
(2)Refer to the "Variable interest entities" section below for additional details.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following tables present information regarding credit quality of the Company's Residential mortgage loans ($ in thousands).

	December 31, 2021
	Unpaid Principal Balance		Weighted Average (1)		Aging by Unpaid Principal Balance (1)(2)
		Loan Count (1)	Original LTV Ratio	Current FICO (3)	Current	30-59 Days	60-89 Days	90+ Days
Residential mortgage loans
Non-QM Loans	$987,290	1,886	69.39%	737	$967,910	$9,101	$1,630	$8,649
GSE Non-Owner Occupied Loans	429,424	1,339	65.44%	754	425,594	3,830	—	—
Re- and Non-Performing Loans	6,528	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Securitized residential mortgage loans
Non-QM Loans	777,828	1,562	68.03%	733	767,734	6,495	1,036	2,563
Re- and Non-Performing Loans	377,923	2,540	79.20%	639	256,094	35,974	12,324	73,531
Total	$2,578,993	7,327	69.76%	723	$2,417,332	$55,400	$14,990	$84,743
(1)Loan count, weighted average, and aging data excludes the Re- and Non-Performing Loans subcategory of Residential mortgage loans above as there may be limited data available regarding the underlying collateral of these residual positions.
(2)As of December 31, 2021, the Company had residential mortgage loans that were 90+ days delinquent and loans in the process of foreclosure with a fair value of $47.4 million and $29.0 million, respectively.
(3)Weighted average current FICO excludes borrowers where FICO scores were not available.

	December 31, 2020
	Unpaid Principal Balance		Weighted Average (1)		Aging by Unpaid Principal Balance (1)(2)
		Loan Count (1)	Original LTV Ratio	Current FICO (3)	Current	30-59 Days	60-89 Days	90+ Days
Re- and Non-Performing Loans	$19,634	1	62.24%	583	$142	$—	$—	$—
Securitized Re- and Non-Performing Loans	481,346	3,272	78.90%	627	285,878	44,288	25,255	125,925
Total Residential loans	$500,980	3,273	78.90%	627	286,020	44,288	25,255	125,925
(1)Loan count, weighted average, and aging data excludes certain positions within the Re- and Non-Performing Loans subcategory of Residential mortgage loans above as there may be limited data available regarding the underlying collateral of these residual positions.
(2)As of December 31, 2020, the Company had residential mortgage loans that were 90+ days delinquent and loans in the process of foreclosure with a fair value of $70.2 million and $37.1 million, respectively.
(3)Weighted average current FICO excludes borrowers where FICO scores were not available.

During the year ended December 31, 2021, the Company purchased Non-QM Loans and GSE Non-Owner Occupied Loans, as detailed below ($ in thousands). A portion of these loans were purchased from Arc Home. See Note 10 for more detail.

	Unpaid Principal Balance	Fair Value
Non-QM Loans	$1,935,657	$2,018,491
GSE Non-Owner Occupied Loans	436,678	448,335

During the years ended December 31, 2021 and December 31, 2020, the Company sold Non-QM Loans and Re- and Non-Performing Loans, as detailed below ($ in thousands).

	Number of Loans	Proceeds	Realized Gains	Realized Losses
Year Ended December 31, 2021
Non-QM Loans (1)	150	$91,952	$—	$(1,304)
Re- and Non-Performing Loans	1	1,604	626	—
Securitized Re- and Non-Performing Loans	380	46,352	7,601	(769)

Year Ended December 31, 2020
Re- and Non-Performing Loans	2,412	397,902	1,928	(59,273)
(1)These Non-QM Loans were sold into an unconsolidated securitization trust. Certain senior tranches in the securitization were sold to third-parties with the Company retaining the subordinate tranches, which are included within the "Real estate securities, at fair value" line item on its consolidated balance sheets. The Company participated in this securitization alongside a private fund under the management of Angelo Gordon. See Note 10 for more detail.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The Company’s residential mortgage loan portfolio consisted of mortgage loans on residential real estate located throughout the United States. The following is a summary of the geographic concentration of credit risk as of December 31, 2021 and 2020 and includes states where the exposure is greater than 5% of the fair value the Company's residential mortgage loan portfolio:

Geographic Concentration of Credit Risk (1)	December 31, 2021	December 31, 2020
California	35%	17%
New York	15%	10%
Florida	11%	11%
New Jersey	6%	6%
(1)Excludes residual positions where the Company consolidates a securitization and the positions are recorded in the Company's consolidated balance sheets as residential mortgage loans. There may be limited data available regarding the underlying collateral of such securitizations.

The following is a summary of the changes in the accretable portion of the discount for the Company’s securitized re-performing and non-performing loan portfolios for the years ended December 31, 2021 and 2020, which is determined by the Company’s estimate of undiscounted principal expected to be collected in excess of the amortized cost of the mortgage loan (in thousands).

	Year Ended
	December 31, 2021	December 31, 2020
Beginning Balance	$56,907	$41,472
Additions	—	28,110
Accretion	(5,106)	(5,546)
Reclassifications from/(to) non-accretable difference	1,044	7,659
Disposals	(6,324)	(14,788)
Ending Balance	$46,521	$56,907

Variable interest entities

The following table details certain information related to the assets and liabilities of the Residential Mortgage Loan VIEs as of December 31, 2021 and 2020 ($ in thousands):

	December 31, 2021			December 31, 2020
	Carrying Value	Weighted Average		Carrying Value	Weighted Average
		Yield	Life (Years) (1)		Yield	Life (Years) (1)
Assets
Non-QM Loan VIEs	$813,383	3.96%	4.50	$—	—%	—
RPL/NPL VIEs	344,751	5.90%	7.17	426,604	5.61%	6.78
Securitized residential mortgage loans, at fair value	$1,158,134			$426,604
Restricted cash	1,467			2,110
Other assets	6,457			3,705
Total Assets	$1,166,058			$432,419

Liabilities
Non-QM Loan VIEs - Securitized debt	$746,970	1.63%	2.36	$—	—%	—
RPL/NPL VIEs - Securitized debt	252,245	3.06%	3.75	355,159	3.00%	3.85
Securitized debt, at fair value (2)	$999,215			$355,159
Financing arrangements (3)	71,308			25,590
Other liabilities	1,543			519
Total Liabilities	$1,072,066			$381,268

Total Equity	$93,992			$51,151
(1)This is based on projected life. Typically, actual maturities are shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.
(2)The holders of the securitized debt have no recourse to the general credit of the Company. The Company has no obligation to provide any other explicit or implicit support to the Residential Mortgage Loan VIEs.
(3)Includes financing arrangements on certain of the Company's retained interests in securitizations.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Commercial loans

During the year ended December 31, 2021, Loan K and Loan L were repaid in full for total proceeds of $74.1 million, recording realized gains of $0.4 million. In connection with the repayment of Loan L, the Company received $3.0 million of deferred interest for the 12-month period following a loan modification entered into with the borrower during the fourth quarter of 2020. In addition, the proceeds received from the repayment of Loan L were used to pay down the $26.0 million commercial loan revolving facility. The Company also sold Loan G and Loan I for total proceeds of $74.3 million, recording realized losses of $2.9 million during the year ended December 31, 2021. As of December 31, 2021, the Company did not hold any commercial loans.

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

4. Real Estate Securities

The following tables detail the Company’s real estate securities portfolio as of December 31, 2021 and 2020 ($ in thousands). The gross unrealized gains/(losses) in the tables below represent inception to date unrealized gains/(losses).

December 31, 2021				Gross Unrealized			Weighted Average
	Current Face	Premium / (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon (1)	Yield
Agency RMBS:
30 Year Fixed Rate	$490,435	$11,927	$502,362	$—	$(6,649)	$495,713	2.18%	1.78%

Credit - Residential Investments:
Non-QM Securities	14,894	(236)	14,658	—	(58)	14,600	4.36%	4.74%
Non-Agency RMBS Interest Only (2)	160,154	(156,647)	3,507	—	(112)	3,395	0.38%	10.12%
Re/Non-Performing Securities	696	(24)	672	90	—	762	5.25%	29.69%
Total Credit - Residential Investments:	175,744	(156,907)	18,837	90	(170)	18,757	1.02%	6.73%

Total	$666,179	$(144,980)	$521,199	$90	$(6,819)	$514,470	1.99%	1.96%
(1)Equity residual investments with a zero coupon rate are excluded from this calculation.
(2)Comprised of Non-QM interest-only bonds.

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
(3)Comprised of Freddie Mac K-Series interest-only bonds.

The following tables summarize the Company's real estate securities according to their projected weighted average life classifications as of December 31, 2021 and 2020 ($ in thousands):

December 31, 2021	Agency RMBS			Credit - Residential Investments
Weighted Average Life (1)	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon (2)
Less than or equal to one year	$—	$—	—%	$543	$511	5.25%
Greater than one year and less than or equal to five years	—	—	—%	18,214	18,326	1.00%
Greater than five years and less than or equal to ten years	474,104	480,204	2.19%	—	—	—%
Greater than ten years	21,609	22,158	2.00%	—	—	—%
Total	$495,713	$502,362	2.18%	$18,757	$18,837	1.02%

December 31, 2020	Agency RMBS			Credit Investments
Weighted Average Life (1)	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon (2)
Less than or equal to one year	$—	$—	—%	$31,166	$39,588	1.81%
Greater than one year and less than or equal to five years	181,947	181,209	2.29%	20,131	21,634	0.33%
Greater than five years and less than or equal to ten years	336,405	335,466	2.00%	20,310	20,808	0.36%
Greater than ten years	—	—	—%	23,587	18,955	4.18%
Total	$518,352	$516,675	2.10%	$95,194	$100,985	0.65%
(1)This is based on projected life. Typically, actual maturities are shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.
(2)Equity residual investments and principal only securities with a zero coupon rate are excluded from this calculation.

For the year ended December 31, 2021, the Company sold 77 securities for total proceeds of $0.9 billion, recording realized gains of $16.5 million and realized losses of $22.8 million. For the year ended December 31, 2020, the Company sold 343 securities for total proceeds of $2.7 billion, recording realized gains of $54.5 million and realized losses of $180.4 million.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
5. Fair value measurements

The following tables present the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2021 and 2020 (in thousands):

	Fair Value at December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Residential mortgage loans	$—	$915	$1,476,057	$1,476,972
Securitized residential mortgage loans	—	—	1,158,134	1,158,134
30 Year Fixed Rate Agency RMBS	—	495,713	—	495,713
Non-Agency RMBS (1)	—	—	15,362	15,362
Non-Agency RMBS Interest Only	—	—	3,395	3,395
Derivative assets (2)	—	19,781	—	19,781
AG Arc (3)	—	—	53,435	53,435
Total Assets Measured at Fair Value	$—	$516,409	$2,706,383	$3,222,792

Liabilities:
Securitized debt	$—	$—	$(999,215)	$(999,215)
Derivative liabilities (2)	—	(897)	(79)	(976)
Total Liabilities Measured at Fair Value	$—	$(897)	$(999,294)	$(1,000,191)
(1)Non-Agency RMBS is comprised of Non-QM and Re/Non-Performing Securities.
(2)As of December 31, 2021, the Company applied a reduction in fair value of $19.6 million and $0.9 million to its interest rate swap assets and liabilities, respectively, related to variation margin with a corresponding increase or decrease in restricted cash, respectively. Derivative assets and liabilities are included in the "Other assets" and "Other liabilities" line items on the consolidated balance sheets, respectively. Refer to Note 2 and Note 7 for more information on the Company's accounting policies with regard to derivatives.
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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	Fair Value at December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Residential mortgage loans	$—	$2,134	$6,703	$8,837
Securitized residential mortgage loans	—	—	426,604	426,604
30 Year Fixed Rate Agency RMBS	—	518,352	—	518,352
Non-Agency RMBS (1)	—	35,070	3,100	38,170
Non-Agency RMBS Interest Only	—	236	—	236
CMBS (2)	—	52,485	—	52,485
CMBS Interest Only	—	4,303	—	4,303
Commercial loans	—	—	125,508	125,508
Excess mortgage servicing rights (3)	—	—	3,158	3,158
Derivative assets (4)	—	1,356	—	1,356
AG Arc (5)	—	—	45,341	45,341
Total Assets Measured at Fair Value	$—	$613,936	$610,414	$1,224,350

Liabilities:
Securitized debt	$—	$—	$(355,159)	$(355,159)
Derivative liabilities (4)	—	(294)	—	(294)
Total Liabilities Measured at Fair Value	$—	$(294)	$(355,159)	$(355,453)
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

The valuation of the Company’s residential mortgage loans and securitized debt relating to the Residential Mortgage Loan VIEs is determined by the Manager using third-party pricing services where available, valuation analyses from third-party pricing service providers, or model-based pricing. Third-party pricing service providers conduct independent valuation analyses based on a review of source documents, available market data, and comparable investments. The analyses provided by valuation service providers are reviewed and considered by the Manager. The evaluation considers the underlying characteristics of each loan, which are observable inputs, including: coupon, maturity date, loan age, reset date, collateral type, periodic and life cap, geography, and prepayment speeds. The Company also considers loan servicing data, as available, forward interest rates, general economic conditions, home price index forecasts, and valuations of the underlying properties. The variables considered most significant to the determination of the fair value of the Company's residential mortgage loans and securitized debt include market-implied discount rates, projections of default rates, delinquency rates, prepayment rates, loss severity, recovery rates, reperformance rates, and timeline to liquidation. The Company and third-party pricing service providers use loan level data and macro-economic inputs to generate loss adjusted cash flows and other information in determining the fair value. Because of the inherent uncertainty of such valuation, the fair value established for mortgage loans and securitized debt held by the Company may differ from the fair value that would have been established if a ready market existed for these mortgage loans.

Fair values for the Company’s securities and derivatives are based upon prices obtained from third-party pricing services, which are indicative of market activity, and broker quotations may also be used. The evaluation methodology of the Company’s third-party pricing services incorporates commonly used market pricing methods, including a spread measurement to various indices such as the one-year constant maturity treasury and LIBOR, which are observable inputs. The evaluation also considers the underlying characteristics of each investment, which are also observable inputs, including: coupon, maturity date, loan age, reset date, collateral type, periodic and life cap, geography, and prepayment speeds. The Company collects and considers current market intelligence on all major markets, including benchmark security evaluations and bid-lists from various sources,

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
when available. As part of the Company’s risk management process, the Company reviews and analyzes all prices obtained by comparing prices to recently completed transactions involving the same or similar investments on or near the reporting date. If, in the opinion of the Manager, one or more prices reported to the Company are not reliable or unavailable, the Manager reviews the fair value based on characteristics of the investment it receives from the issuer and available market information.

The Company's investment in Arc Home is evaluated on a periodic basis using a market approach. In applying the market approach, fair value is determined by multiplying Arc Home's book value by a relevant valuation multiple observed based on a range of comparable public entities or transactions, adjusted by management as appropriate for differences between the investment and the referenced comparables. The evaluation also considers the underlying financial performance of Arc Home, general economic conditions, and relevant trends within the mortgage banking industry.

Changes in the market environment and other events that may occur over the life of these investments may cause the gains or losses ultimately realized to be different than the valuations currently estimated. If applicable, analyses provided by valuation service providers are reviewed and considered by the Manager. The significant unobservable inputs used in the fair value measurement of the Company’s loans and securities are yields, prepayment rates, probability of default, and loss severity in the event of default. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for prepayment rates. The significant unobservable input used in the fair value measurement of the Company’s investment in Arc Home is the book value multiple. Significant increases (decreases) in the multiple applied would result in a significantly higher (lower) fair value measurement.

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the years ended December 31, 2021 and 2020.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following tables present additional information about the Company’s assets and liabilities which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

Year Ended December 31, 2021 (in thousands)
	Residential Mortgage Loans	Non-Agency RMBS	Non-Agency RMBS IO	Commercial Loans	Excess Mortgage Servicing Rights	AG Arc	Securitized debt	Derivative Liabilities
Beginning balance	$433,307	$3,100	$—	$125,508	$3,158	$45,341	$(355,159)	$—
Transfers (1):
Transfers out of level 3	—	(1,499)	—	—	—	—	—	—
Purchases/Reclassifications	2,463,685	14,657	3,778	5,100	—	—	—	—
Issuances of Securitized Debt	—	—	—	—	—	—	(811,455)	—
Capital distributions	—	—	—	—	—	(893)	—	—
Proceeds from sales/redemptions	(138,304)	—	—	(74,342)	(2,364)	—	—	—
Proceeds from settlement	(147,710)	(899)	—	(70,232)	—	—	163,922	—
Total net gains/(losses) (2)
Included in net income	23,213	3	(383)	13,966	(794)	8,987	3,477	(79)
Ending Balance	$2,634,191	$15,362	$3,395	$—	$—	$53,435	$(999,215)	$(79)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of December 31, 2021 (3)	$18,437	$3	$(383)	$—	$—	$8,987	$3,477	$(79)
(1)Transfers are assumed to occur at the beginning of the period. For the year ended December 31, 2021, the Company transferred one Non-Agency RMBS into the Level 2 category from the Level 3 category under the fair value hierarchy of ASC 820.
(2)Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Net unrealized gain/(loss)	$38,606
Net realized gain/(loss)	797
Equity in earnings/(loss) from affiliates	8,987
Total	$48,390
(3)Unrealized gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Net unrealized gain/(loss)	$21,455
Equity in earnings/(loss) from affiliates	8,987
Total	$30,442

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Year Ended December 31, 2020 (in thousands)
	Residential Mortgage Loans	Non-Agency RMBS	Non-Agency RMBS Interest Only	CMBS	CMBS Interest Only	Commercial Loans	Excess Mortgage Servicing Rights	AG Arc	Securitized debt
Beginning balance	$417,785	$630,115	$1,074	$366,566	$47,992	$158,686	$17,775	$28,546	$(72,415)
Transfers (1):
Transfers into level 3	—	—	—	—	—	—	—	—	(151,933)
Transfers out of level 3	—	(210,709)	(1,074)	(170,816)	(22,055)	—	—	—	7,230
Purchases/Reclassifications	536,710	1,559	—	3,540	—	33,254	20	—	—
Issuances of Securitized Debt	—	—	—	—	—	—	—	—	(166,487)
Capital distributions	—	—	—	—	—	—	—	(6,466)	—
Proceeds from sales/redemptions	(393,876)	(362,199)	—	(148,111)	(21,995)	(36,924)	(8,460)	—	—
Proceeds from settlement	(63,882)	(12,636)	—	(9,367)	—	(6,369)	—	—	29,312
Total net gains/(losses) (2)
Included in net income	(63,430)	(43,030)	—	(41,812)	(3,942)	(23,139)	(6,177)	23,261	(866)
Ending Balance	$433,307	$3,100	$—	$—	$—	$125,508	$3,158	$45,341	$(355,159)

Change in unrealized appreciation/(depreciation) for level 3 assets still held as of December 31, 2020 (3)	$(6,593)	$(106)	$—	$—	$—	$(16,669)	$(2,564)	$23,261	$(866)
(1)Transfers are assumed to occur at the beginning of the period. For the year ended December 31, 2020, the Company transferred 50 Non-Agency RMBS securities, two Non-Agency Interest Only securities, 32 CMBS securities, 15 CMBS Interest Only securities and one Securitized Debt security into the Level 2 category from the Level 3 category under the fair value hierarchy of ASC 820. For the year ended December 31, 2020, the Company transferred one securitized debt security into the Level 3 category from the Level 2 category under the fair value hierarchy of ASC 820.
(2)Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Net unrealized gain/(loss)	$(63,066)
Net realized gain/(loss)	(119,330)
Equity in earnings/(loss) from affiliates	23,261
Total	$(159,135)
(3)Unrealized gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Net unrealized gain/(loss)	$(26,798)
Equity in earnings/(loss) from affiliates	23,261
Total	$(3,537)

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following tables present a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of investments for which the Company has utilized Level 3 inputs to determine fair value.

Asset Class	Fair Value at December 31, 2021 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
			Yield	2.77% - 7.50% (3.37%)
Residential Mortgage Loans	$1,465,523	Discounted Cash Flow	Projected Collateral Prepayments	—% - 25.89% (15.28%)
			Projected Collateral Losses	—% - 15.37% (0.30%)
			Projected Collateral Severities	-14.86% - 10.00% (9.97%)
	$4,405	Consensus Pricing	Broker Quotes	88.57 - 112.89 (102.59)
	$6,129	Recent Transaction	Cost	N/A
			Yield	2.26% - 13.00% (3.12%)
Securitized Residential Mortgage Loans	$1,158,134	Discounted Cash Flows	Projected Collateral Prepayments	4.75% - 11.05% (9.51%)
			Projected Collateral Losses	0.38% - 4.40% (0.83%)
			Projected Collateral Severities	-18.08% - 29.11% (10.10%)
			Yield	3.42% - 15.00% (5.32%)
Non-Agency RMBS	$15,362	Discounted Cash Flow	Projected Collateral Prepayments	5.70% - 12.99% (12.63%)
			Projected Collateral Losses	0.23% - 2.66% (0.35%)
			Projected Collateral Severities	-43.98% - 10.00% (7.32%)
			Yield	10.00% - 12.50% (12.10%)
Non-Agency RMBS Interest Only	$3,395	Discounted Cash Flow	Projected Collateral Prepayments	12.99% - 12.99% (12.99%)
			Projected Collateral Losses	0.23% - 0.23% (0.23%)
			Projected Collateral Severities	10.00% - 10.00% (10.00%)
AG Arc	$53,435	Comparable Multiple	Book Value Multiple	1.06x - 1.06x (1.06x)

Liability Class	Fair Value at December 31, 2021 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
			Yield	1.56% - 4.49% (2.15%)
Securitized debt	$(999,215)	Discounted Cash Flow	Projected Collateral Prepayments	5.86% - 11.05% (9.66%)
			Projected Collateral Losses	0.38% - 2.93% (0.83%)
			Projected Collateral Severities	6.36% - 12.89% (10.15%)
			Yield	3.02% - 3.11% (3.03%)
Derivative Liabilities	$(79)	Discounted Cash Flow	Projected Collateral Prepayments	14.08% - 15.14% (14.23%)
			Projected Collateral Losses	0.15% - 0.20% (0.15%)
			Projected Collateral Severities	10.00% - 10.00% (10.00%)
			Pull Through Percentages	90.00% - 95.00% (90.69%)
(1)Amounts are weighted based on fair value.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Asset Class	Fair Value at December 31, 2020 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
			Yield	10.00% - 10.00% (10.00%)
Residential Mortgage Loans	$105	Discounted Cash Flow	Projected Collateral Prepayments	4.30% - 4.30% (4.30%)
			Projected Collateral Losses	2.98% - 2.98% (2.98%)
			Projected Collateral Severities	3.74% - 3.74% (3.74%)
	$6,598	Consensus Pricing	Broker Quotes	82.03 - 106.29 (99.96)
Securitized Residential Mortgage Loans			Yield	4.50% - 10.00% (5.01%)
	$426,604	Discounted Cash Flow	Projected Collateral Prepayments	4.30% - 9.31% (7.29%)
			Projected Collateral Losses	1.66% - 5.75% (2.58%)
			Projected Collateral Severities	-9.29% - 49.43% (15.68%)
			Yield	8.05% - 8.05% (8.05%)
Non-Agency RMBS	$1,601	Discounted Cash Flow	Projected Collateral Prepayments	5.46% - 5.46% (5.46%)
			Projected Collateral Losses	5.37% - 5.37% (5.37%)
			Projected Collateral Severities	-20.89% - -20.89% (-20.89%)
	$1,499	Consensus Pricing	Broker Quotes	91.59 - 91.59 (91.59)
			Yield	10.95% - 39.54% (14.09%)
Commercial Loans	$125,508	Discounted Cash Flow	Credit Spread	1,001 bps - 3,304 bps (1,279 bps)
			Recovery Percentage (2)	100.00% - 100.00% (100.00%)
			Loan-to-Value	43.60% - 97.50% (62.04%)
Excess Mortgage Servicing Rights			Yield	9.00% - 9.70% (9.08%)
	$3,073	Discounted Cash Flow	Projected Collateral Prepayments	11.11% - 15.51% (12.49%)
	$85	Consensus Pricing	Broker Quotes	0.25 - 0.25 (0.25)
AG Arc	$45,341	Comparable Multiple	Book Value Multiple	1.05x - 1.05x (1.05x)

Liability Class	Fair Value at December 31, 2020 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
			Yield	2.45% - 5.50% (2.98%)
Securitized debt	$(355,159)	Discounted Cash Flow	Projected Collateral Prepayments	5.90% - 8.20% (7.17%)
			Projected Collateral Losses	1.94% - 3.46% (2.62%)
			Projected Collateral Severities	12.70% - 20.03% (16.75%)
(1)Amounts are weighted based on fair value.
(2)Represents the proportion of the principal expected to be collected relative to the loan balances as of December 31, 2020.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
6. Financing arrangements

The following table presents a summary of the Company's financing arrangements as of December 31, 2021 and 2020 ($ in thousands).

	December 31, 2021						December 31, 2020
			Weighted Average		Collateral (1)(2)
	Carrying Value	Stated Maturity	Funding Cost	Life (Years)	Amortized Cost Basis	Fair Value	Carrying Value
Repurchase Agreements
Residential Mortgage Loans (3)(4)(5)	$1,286,287	Jan 2022 - Dec 2022	2.25%	0.40	$1,459,876	$1,469,358	$—
Securitized Residential Mortgage Loans (6)	71,308	Jan 2022 - Mar 2022	1.90%	0.14	102,292	119,947	25,590
Agency RMBS	409,935	Jan 2022 - Feb 2022	0.15%	0.13	432,652	426,486	435,893
Non-Agency RMBS	10,213	Feb 2022	1.85%	0.12	18,165	17,995	14,550
CMBS	—	N/A	—%	—	—	—	24,881
Total Repurchase Agreements	$1,777,743		1.75%	0.33	$2,012,985	$2,033,786	$500,914

Revolving Facilities
Commercial Loans	$—	N/A	—%	—	$—	$—	$63,133
Total Financing Arrangements	$1,777,743		1.75%	0.33	$2,012,985	$2,033,786	$564,047
(1)The Company also had $5.0 million of cash pledged under repurchase agreements as of December 31, 2021.
(2)Under the terms of the Company’s financing agreements, the Company's financing counterparties may, in certain cases, sell or re-hypothecate the pledged collateral.
(3)The Company's Residential Mortgage Loan financing arrangements include a maximum uncommitted borrowing capacity of $1.3 billion on facilities used to finance Non-QM Loans and $1.0 billion on facilities used to finance GSE Non-Owner Occupied Loans or other qualified mortgage loans.
(4)Subsequent to year end, the Residential Mortgage Loan repurchase agreement maturing in January 2022 was extended through January 2023.
(5)The funding cost includes deferred financing costs. The weighted average stated rate on the Residential Mortgage Loans repurchase agreements was 2.18% as of December 31, 2021.
(6)Amounts pledged as collateral under Securitized Residential Mortgage Loans include certain of the Company's retained interests in securitizations. Refer to Note 3 for more information on the Residential Mortgage Loan VIEs.

The following table presents contractual maturity information about the Company's borrowings under repurchase agreements as of December 31, 2021 (in thousands).

	Within 30 Days	Over 30 Days to 3 Months	Over 3 Months to 12 Months	Total
Repurchase Agreements
Residential Mortgage Loans (1)	$345,012	$—	$941,275	$1,286,287
Securitized Residential Mortgage Loans	17,957	53,351	—	71,308
Agency RMBS	51,238	358,697	—	409,935
Non-Agency RMBS	—	10,213	—	10,213
Total Repurchase Agreements	$414,207	$422,261	$941,275	$1,777,743
(1)Subsequent to year end, the Residential Mortgage Loan repurchase agreement maturing within 30 days of December 31, 2021 was extended through January 2023.

Counterparties

The Company had exposure to five counterparties as of December 31, 2021 and December 31, 2020.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following tables present information as of December 31, 2021 and 2020 with respect to each counterparty that provides the Company with financing for which the Company had greater than 5% of its stockholders’ equity at risk, excluding stockholders’ equity at risk under financing through affiliated entities ($ in thousands).

	December 31, 2021			December 31, 2020
Counterparty	Stockholders' Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity	Stockholders' Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity
Credit Suisse AG, Cayman Islands Branch	$129,526	101	22.7%	$26,305	35	6.4%
Barclays Capital Inc.	89,230	23	15.6%	24,890	15	6.1%
BofA Securities, Inc.	33,153	317	5.8%	28,091	19	6.9%

Financial Covenants

The Company’s financing arrangements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each financing arrangement, typical supplemental terms include requirements of minimum equity and liquidity, leverage ratios, and performance triggers. In addition, some of the financing arrangements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that the Company fails to comply with the covenants contained in these financing arrangements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the associated agreement. Financings pursuant to repurchase agreements and revolving facilities are generally recourse to the Company. As of December 31, 2021, the Company is in compliance with all of its financial covenants.

7. Other assets and liabilities

The following table details certain information related to the Company's "Other assets" and "Other liabilities" line items on its consolidated balance sheet as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Other assets
Interest receivable	$14,263	$2,962
Derivative assets, at fair value	231	—
Due from broker	1,887	907
Excess mortgage servicing rights, at fair value	—	3,158
Other assets	4,519	5,538
Total Other assets	$20,900	$12,565

Other liabilities
Due to affiliates (1)	$4,106	$14,041
Interest payable	2,925	853
Derivative liabilities, at fair value	92	68
Purchase Price Payable on GSE Non-Owner Occupied Loans (2)	87	—
Due to broker	990	1,272
Accrued expenses	2,169	2,521
Total Other liabilities	$10,369	$18,755
(1)Refer to Note 10 for more information.
(2)Represents the portion of the purchase price on GSE Non-Owner Occupied Loans that has not yet settled as of December 31, 2021.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Derivatives

The following table presents the fair value of the Company's derivatives and other instruments and their balance sheet location at December 31, 2021 and 2020 (in thousands).

Derivatives and Other Instruments (1)	Balance Sheet Location	December 31, 2021	December 31, 2020
Pay Fix/Receive Float Interest Rate Swap Agreements (2)	Other assets	$231	$—
Pay Fix/Receive Float Interest Rate Swap Agreements (2)	Other liabilities	—	(68)
Short TBAs	Other liabilities	(13)	—
Forward Purchase Commitments	Other liabilities	(79)	—
(1)As of December 31, 2021 and 2020, all derivatives held by the Company are not designated as hedges.
(2)As of December 31, 2021, the Company applied a reduction in fair value of $19.6 million and $0.9 million to its interest rate swap assets and liabilities, respectively, related to variation margin with a corresponding increase or decrease in restricted cash, respectively. As of December 31, 2020, the Company applied a reduction in fair value of $1.4 million and $0.2 million to its interest rate swap assets and liabilities, respectively, related to variation margin with a corresponding increase or decrease in restricted cash, respectively.

The following table summarizes information related to derivatives and other instruments (in thousands):

Notional amount of non-hedge derivatives and other instruments:	Notional Currency	December 31, 2021	December 31, 2020
Pay Fix/Receive Float Interest Rate Swap Agreements (1)	USD	$888,500	$417,000
Short TBAs	USD	385,963	—
Forward Purchase Commitments	USD	25,292	—
Short positions on British Pound Futures (2)	GBP	—	3,313
(1)As of December 31, 2021, the Company's pay fix/receive float interest rate swaps had a weighted average pay-fixed rate of 0.85%, a weighted average receive-variable rate of 0.15%, and a weighted average years to maturity of 5.51 years. As of December 31, 2020, the Company's pay fix/receive float interest rate swaps had a weighted average pay-fixed rate of 0.49%, a weighted average receive-variable rate of 0.23%, and a weighted average years to maturity of 5.99 years.
(2)Each British Pound Future contract embodies £62,500 of notional value.

Derivative and other instruments eligible for offset are presented gross on the consolidated balance sheets as of December 31, 2021 and 2020, if applicable. The Company has not offset or netted any derivatives or other instruments with any financial instruments or cash collateral posted or received.

The Company must post cash or securities as collateral on its derivative instruments when their fair value declines. This typically occurs when prevailing market rates change adversely, with the severity of the change also dependent on the term of the derivatives involved. The posting of collateral is generally bilateral, meaning that if the fair value of the Company’s derivatives increases, its counterparty will post collateral to it. As of December 31, 2021, the Company's restricted cash balance included $25.7 million of collateral related to certain derivatives, of which $7.0 million represents cash collateral posted by the Company and $18.7 million represents amounts related to variation margin. As of December 31, 2020, the Company's restricted cash balance included $10.8 million of collateral related to certain derivatives, of which $9.7 million represents cash collateral posted by the Company and $1.1 million represents amounts related to variation margin.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following table summarizes gains/(losses) related to derivatives and other instruments (in thousands):

	Year Ended
	December 31, 2021	December 31, 2020
Included within Net unrealized gain/(loss)
Interest Rate Swaps	$19,165	$(10,276)
TBAs	(13)	—
Forward Purchase Commitments	(79)	—
Swaptions	—	354
British Pound Futures	64	38
Euro Futures	—	20
	19,137	(9,864)
Included within Net realized gain/(loss)
Interest Rate Swaps	4,888	(65,368)
TBAs	1,383	4,610
Swaptions	—	(2,437)
British Pound Futures	(165)	259
Euro Futures	—	68
U.S. Treasuries	—	31
	6,106	(62,837)
Total income/(loss)	$25,243	$(72,701)

TBAs

The following tables present information about the Company’s TBAs for the years ended December 31, 2021 and 2020 (in thousands):

For the Year Ended December 31, 2021
	Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Net Notional Amount	Net Fair Value as of Period End	Net Receivable/(Payable) from/to Broker	Derivative Liability
Short TBAs	$—	$1,390,550	$(1,776,513)	$(385,963)	$(394,225)	$394,212	$(13)

For the Year Ended December 31, 2020
	Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Net Notional Amount	Net Fair Value as of Year End	Net Receivable/(Payable) from/to Broker	Derivative Liability
Long TBAs	$—	$728,000	$(728,000)	$—	$—	$—	$—

8. Earnings per share

Following the close of business on July 22, 2021, the Company effected a one-for-three reverse stock split of its outstanding shares of common stock. All per share amounts and common shares outstanding for all periods presented in the consolidated financial statements have been adjusted on a retroactive basis to reflect the Company’s one-for-three reverse stock split. Refer to Note 2 and Note 11 for additional information.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share for the years ended December 31, 2021 and 2020 (in thousands, except per share data):

	Year Ended
	December 31, 2021	December 31, 2020
Numerator:
Net Income/(Loss) from Continuing Operations	$104,186	$(421,585)
Gain on Exchange Offers, net (Note 11)	472	10,574
Dividends on preferred stock	(18,785)	(20,549)
Net income/(loss) from continuing operations available to common stockholders	85,873	(431,560)
Net Income/(Loss) from Discontinued Operations	—	666
Net Income/(Loss) available to common stockholders	$85,873	$(430,894)

Denominator:
Basic weighted average common shares outstanding	16,234	11,730
Diluted weighted average common shares outstanding	16,234	11,730

Earnings/(Loss) Per Share - Basic
Continuing Operations	$5.29	$(36.79)
Discontinued Operations	—	0.06
Basic Earnings/(Loss) Per Share of Common Stock:	$5.29	$(36.73)

Earnings/(Loss) Per Share - Diluted
Continuing Operations	$5.29	$(36.79)
Discontinued Operations	—	0.06
Diluted Earnings/(Loss) Per Share of Common Stock:	$5.29	$(36.73)

Restricted stock units issued to the Manager do not entitle the participant the rights of a shareholder of the Company’s common stock, such as dividend and voting rights, until shares are issued in settlement of the vested units. The restricted stock units are not considered to be participating shares. The dilutive effects of the restricted stock units are only included in diluted weighted average common shares outstanding.  The Company had no unvested restricted stock units as of December 31, 2021 and 2020.

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

On December 17, 2020, the Company paid its Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock dividends that were in arrears as well as the full dividends payable on the preferred stock for the fourth quarter of 2020 in the amount of $1.54689, $1.50, and $1.50 per share, respectively. On December 22, 2020, the Company's Board of Directors declared a dividend of $0.09 per common share for the fourth quarter 2020 which was paid on January 29, 2021 to shareholders of record at the close of business on December 31, 2020. During 2021, the Company declared its preferred and common dividends in ordinary course.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following tables detail the Company's common stock dividends declared during the years ended December 31, 2021 and 2020:

2021
Declaration Date	Record Date	Payment Date	Dividend Per Share
3/22/2021	4/1/2021	4/30/2021	$0.18
6/15/2021	6/30/2021	7/30/2021	0.21
9/15/2021	9/30/2021	10/29/2021	0.21
12/15/2021	12/31/2021	1/31/2022	0.21
Total			$0.81

2020
Declaration Date	Record Date	Payment Date	Dividend Per Share
12/22/2020	12/31/2020	1/29/2021	$0.09

The following tables detail the Company's preferred stock dividends during the years ended December 31, 2021 and 2020:

2021			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	8.25% Series A	8.00% Series B	8.000% Series C
2/16/2021	2/26/2021	3/17/2021	$0.51563	$0.50	$0.50
5/17/2021	5/28/2021	6/17/2021	0.51563	0.50	0.50
7/30/2021	8/31/2021	9/17/2021	0.51563	0.50	0.50
11/5/2021	11/30/2021	12/17/2021	0.51563	0.50	0.50
Total			$2.06252	$2.00	$2.00

2020			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	8.25% Series A	8.00% Series B	8.000% Series C
2/14/2020	2/28/2020	3/17/2020	$0.51563	$0.50	$0.50
11/6/2020	11/30/2020	12/17/2020	1.54689	1.50	1.50
Total			$2.06252	$2.00	$2.00

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

Excise tax represents a four percent tax on the required amount of the Company’s ordinary income and net capital gains not distributed during the year. The expense is calculated in accordance with applicable tax regulations. For the year ended December 31, 2021, the Company did not record any excise tax. For the year ended December 31, 2020, the Company recorded excise tax expense of $(0.8) million. The reversal of the previously accrued excise tax expense during 2020 was a result of losses resulting from market conditions associated with the COVID-19 pandemic.

The Company files tax returns in several U.S. jurisdictions. There are no ongoing U.S. federal, state or local tax examinations related to the Company.

Based on its analysis of any potential uncertain income tax positions, the Company concluded it did not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of December 31, 2021. The Company’s federal income tax returns for the last three tax years are open to examination by the Internal Revenue Service. In the event that the Company incurs income tax related interest and penalties, its policy is to classify them as a component of provision for income taxes.

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

For the years ended December 31, 2021 and 2020, the Company incurred management fees of approximately $6.8 million and $7.2 million, respectively. As of December 31, 2021 and 2020, the Company recorded management fees payable of $1.8 million and $1.7 million, respectively.

On April 6, 2020, the Company and the Manager executed an amendment to the management agreement pursuant to which the Manager agreed to defer the Company's payment of the management fee effective the first quarter of 2020 through September 30, 2020.

On September 24, 2020, the Company and the Manager executed another amendment (the "Second Management Agreement Amendment") to the management agreement, pursuant to which the Manager agreed to receive a portion of the deferred base management fee owed in shares of common stock. Pursuant to the Second Management Agreement Amendment, the Manager agreed to purchase (i) 405,123 shares of common stock in full satisfaction of the deferred base management fee of $3.8 million payable by the Company in respect to the first and second quarters of 2020 and (ii) 51,500 shares of common stock in satisfaction of $0.5 million of the base management fee payable by the Company in respect to the third quarter of 2020. The shares of common stock issued to the Manager were valued at $9.45 per share based on the midpoint of the estimated range of the Company’s book value per share as of August 31, 2020. The remaining third quarter 2020 management fee was paid in the normal course of business.

Incentive fee

In connection with the common stock offering in November 2021, including the Manager's purchase of 700,000 shares in the offering, on November 22, 2021, the Company and the Manager executed an amendment (the "Third Management Agreement Amendment") to the management agreement, pursuant to which the Company will pay the Manager an annual incentive fee in addition to the base management fee. Pursuant to the Third Amendment, the Manager waived the annual incentive fee with respect to the fiscal years ending December 31, 2021 and December 31, 2022, and the annual incentive fee will first be payable with respect to the fiscal year ending December 31, 2023.

The annual incentive fee with respect to each applicable fiscal year will be equal to 15% of the amount by which the Company's cumulative adjusted net income from the date of the Third Amendment exceeds the cumulative hurdle amount, which represents an 8% return (cumulative, but not compounding) on an equity hurdle base consisting of the sum of (i) the Company's

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
adjusted book value (calculated in the manner described in the Company's public filings) as of October 31, 2021, (ii) $80.0 million, and (iii) the gross proceeds of any subsequent public or private common stock offerings by the Company. The annual incentive fee will be payable in cash, or, at the option of the Company's Board of Directors, shares of common stock or a combination of cash and shares.

In addition, pursuant to the Third Amendment, the term of the management agreement was extended until June 30, 2023, unless earlier terminated in accordance with its terms. Thereafter, the management agreement will continue to renew automatically each year for an additional one-year period, unless the Company or the Manager exercise its respective termination rights. All other terms and conditions of the management agreement continued without change.

Termination fee

Upon the occurrence of (i) the Company’s termination of the management agreement without cause or (ii) the Manager’s termination of the management agreement upon a breach by the Company of any material term of the management agreement, the Manager will be entitled to a termination fee equal to three times the average annual management fee during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter. As of December 31, 2021 and 2020, no event of termination of the management agreement had occurred.

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

For years ended December 31, 2021 and 2020, the Company has incurred $6.3 million and $7.4 million, respectively, representing a reimbursement of expenses which are recorded within the "Other operating expenses" and "Transaction related expenses" line items on the consolidated statements of operations. As of December 31, 2021 and 2020, the Company recorded a reimbursement payable to the Manager of $2.1 million and $1.8 million, respectively. For the year ended December 31, 2021, the Manager agreed to waive its right to receive expense reimbursements of $0.8 million.

On April 6, 2020, the Company executed an amendment to the management agreement pursuant to which the Manager agreed to defer the reimbursement of expenses, effective the first quarter of 2020 through September 30, 2020. All deferred expense reimbursements were paid as of December 31, 2020.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Restricted stock grants

Equity Incentive Plans

Effective on April 15, 2020 upon the approval of the Company's stockholders at its 2020 annual meeting of stockholders, the 2020 Equity Incentive Plan provides for a maximum of 666,666 shares of common stock to be issued. The maximum number of shares of common stock granted during a single fiscal year to any non-employee director, taken together with any cash fees paid to such non-employee director during any fiscal year, shall not exceed $300,000 in total value (calculating the value of any such awards based on the grant date fair value). As of December 31, 2021, 599,312 shares of common stock were available to be awarded under the 2020 Equity Incentive Plan.

Since its IPO, the Company has granted an aggregate of 35,264 and 67,354 shares of restricted common stock to its independent directors under its equity incentive plan, dated July 6, 2011 and its 2020 Equity Incentive Plan, respectively. As of December 31, 2021, all shares of restricted common stock granted to its independent directors have vested.

Manager Equity Incentive Plans

Following approval of the Company's stockholders at its 2021 annual meeting of stockholders, the AG Mortgage Investment Trust, Inc. 2021 Manager Equity Incentive Plan (the "2021 Manager Plan") became effective on April 7, 2021 and provides for a maximum of 573,425 shares of common stock that may be subject to awards thereunder to the Manager. As of December 31, 2021, there were no shares or awards issued under the 2021 Manager Plan.

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

Restricted Stock Awards and Restricted Stock Units

The following table presents information with respect to the Company’s restricted stock and restricted stock units for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021		Year Ended December 31, 2020
	Shares of Restricted Stock and Restricted Stock Units	Weighted Average Grant Date Fair Value	Shares of Restricted Stock and Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	73,477	$30.35	37,885	$56.73
Granted (1)	27,247	11.26	42,261	10.68
Canceled/forfeited	—	—	—	—
Unrestricted	—	—	(6,669)	55.59
Outstanding at end of year	100,724	$25.19	73,477	$30.35
Unvested at end of year	—	$—	—	$—
(1)The grant date fair value of restricted stock awards was established as the average of the high and low prices of the Company's common stock at the grant date. The grant date fair value of restricted stock units is based on the closing market price of the Company's common stock at the grant date.

During the years ended December 31, 2021 and 2020, 27,247 and 48,930 shares of total restricted stock and restricted stock units vested, respectively.

On December 31, 2021, the Company had no unrecognized compensation expense related to restricted stock units. The total fair value of restricted shares and units vested was approximately $0.3 million and $0.8 million for the years ended December 31, 2021 and December 31, 2020, respectively, based on the closing price of the stock on the vesting date and grant date, respectively.

Equity based compensation of $0.3 million and $0.6 million was expensed during the years ended December 31, 2021 and 2020, respectively, associated with the amortization of restricted stock and restricted stock units.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Director compensation

Beginning January 1, 2021, the annual base director's fee for each independent director decreased from $160,000 to $150,000, $70,000 of which is payable on a quarterly basis in cash and $80,000 of which is payable on a quarterly basis in shares of restricted common stock. The number of shares of restricted common stock to be issued each quarter to each independent director is determined based on the average of the high and low prices of the Company’s common stock on the New York Stock Exchange on the last trading day of each fiscal quarter. To the extent that any fractional shares would otherwise be issuable and payable to each independent director, a cash payment is made to each independent director in lieu of any fractional shares. All directors’ fees are paid pro rata (and restricted stock grants determined) on a quarterly basis in arrears, and shares issued are fully vested and non-forfeitable. These shares may not be sold or transferred by such director during the time of their service as an independent member of the Company’s board. As of December 31, 2021, the Company's Board of Directors consisted of four independent directors.

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

The below table reconciles the fair value of investments to the "Investments in debt and equity of affiliates" line item on the Company's consolidated balance sheets as of December 31, 2021 and December 31, 2020 and the net income/(loss) to the "Equity in earnings/(loss) from affiliates" line item on the Company's consolidated statements of operations for the years ended December 31, 2021 and December 31, 2020 (in thousands).

	December 31, 2021				December 31, 2020
	Assets	Liabilities	Equity	Net Income/(Loss)	Assets	Liabilities	Equity	Net Income/(Loss)
Non-QM Loans	$45,837	$(30,471)	$15,366	$12,594	$153,200	$(111,135)	$42,065	$(26,511)
Land Related Financing	16,891	—	16,891	2,455	22,824	—	22,824	2,620
Re/Non-Performing Loans (1)	9,298	(5,538)	3,760	13,191	41,523	(5,588)	35,935	2,483
Other	—	—	—	(32)	417	—	417	(3,481)
Residential investments - Fair value / Net income /(loss)	$72,026	$(36,009)	$36,017	$28,208	$217,964	$(116,723)	$101,241	$(24,889)

AG Arc - Fair value / Net income/(loss) (2)	53,435	—	53,435	3,681	45,341	—	45,341	23,260

Cash and Other assets/(liabilities)	3,698	(1,127)	2,571	—	5,279	(1,194)	4,085	—

Investments in debt and equity of affiliates / Equity in earnings/(loss) from affiliates	$129,159	$(37,136)	$92,023	$31,889	$268,584	$(117,917)	$150,667	$(1,629)
(1)Certain loans held in securitized form are presented net of non-recourse securitized debt.
(2)The earnings/(loss) at AG Arc during the year ended December 31, 2021 were primarily the result of $5.4 million of net income related to Arc Home's lending and servicing operations, offset by $(2.3) million related to changes in the fair value of the MSR portfolio held by Arc Home. Earnings/(loss) recognized by AG Arc do not include the Company's portion of gains recorded by Arc Home in connection with the sale of residential mortgage loans to the Company. For the year ended December 31, 2021, the Company eliminated $5.3 million of intra-entity profits recognized by Arc Home and also decreased the cost basis of the underlying loans the Company purchased by the same amount.

MATT Restructured Financing Arrangement

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
On January 29, 2021, the Company alongside private funds under the management of Angelo Gordon, entered into an amendment to the MATH LLC Agreement, which requires MATH to fund a capital commitment of $50.0 million to MATT. The Company, through its investment in MATH, is responsible for its pro-rata share of the capital commitment. Subsequent to year end, this agreement was amended and the capital commitment to MATT was reduced to $35.0 million. Refer to Note 12 for additional information.

Transactions with affiliates

Transactions with Red Creek Asset Management LLC

In connection with the Company’s investments in residential mortgage loans, the Company engages asset managers to provide advisory, consultation, asset management and other services. The Company engaged Red Creek Asset Management LLC ("Asset Manager"), a related party of the Manager and direct subsidiary of Angelo Gordon, as the asset manager for certain of its residential mortgage loans. The Company pays the Asset Manager separate arm’s-length asset management fees as assessed and confirmed periodically by a third-party valuation firm. The fees paid by the Company to the Asset Manager totaled $2.2 million and $2.7 million for the years ended December 31, 2021 and 2020, respectively.

Transactions with Arc Home

Arc Home may sell loans to the Company, to third-parties, or to affiliates of the Manager. Arc Home may also enter into agreements with third-parties or affiliates of the Manager to sell rights to receive the excess servicing spread related to MSRs that it either purchases from third-parties or originates. The Company, directly or through its subsidiaries, previously entered into agreements with Arc Home to purchase rights to receive the excess servicing spread related to certain of Arc Home's MSRs. As of December 31, 2021, the Company did not hold any of these Excess MSRs. These Excess MSRs had a fair value of approximately $3.5 million as of December 31, 2020.

During 2021, Arc Home began selling loans to the Company. Arc Home sold Non-QM Loans and GSE Non-Owner Occupied Loans with an unpaid principal balance of $613.7 million and $198.9 million to the Company, respectively, during the year ended December 31, 2021.

During 2020, Arc Home began selling Non-QM Loans to a private fund under the management of Angelo Gordon. Arc Home sold Non-QM Loans with an unpaid principal balance of $613.3 million and $57.4 million to this affiliate of the Manager during the years ended December 31, 2021 and 2020, respectively.

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

In July 2021, the Company, alongside private funds under the management of Angelo Gordon, sold its remaining Agency Excess MSRs to Arc Home for total proceeds of $9.9 million. The portfolio had a total unpaid principal balance of $2.0 billion. The Company's share of the total proceeds was $2.7 million, representing its approximate 45% ownership interest. Arc Home subsequently sold its MSR portfolio to a third party.

Securitization Transactions

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

In November 2021, the Company, alongside a private fund under the management of Angelo Gordon, participated in a rated Non-QM Loan securitization, in which Non-QM Loans with a fair value of $225.9 million were securitized. Upon evaluating its investment in the VIE, the Company determined it was not the primary beneficiary and, as a result, did not consolidate the securitization trust. In addition, the Company determined the sale of the residential mortgage loans into the securitization qualified for sale accounting and derecognized the loans from its consolidated balance sheets. Certain senior tranches in the securitization were sold to third-parties with the Company and the private fund under the management of Angelo Gordon retaining the subordinate tranches, which had a fair value of $44.0 million as of December 31, 2021. The Company has a 40.9% interest in the retained subordinate tranches which represents its continuing involvement in the securitization trust. These retained subordinate tranches are included within the "Real estate securities, at fair value" line item on its consolidated balance sheets.

Transactions under the Company's Affiliated Transaction Policy

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
In October 2021, in accordance with the Company's Affiliated Transactions Policy, the Company purchased through one of its unconsolidated affiliated entities certain real estate securities from affiliates of the Manager. As of the date of the transaction, these real estate securities had a total fair value of $3.5 million. Pricing was based on valuations prepared by third-party pricing vendors in accordance with the Company's policy. The third-party pricing vendors allowed the Company to confirm third-party market pricing and best execution.

In November 2021, MATT exercised its call rights on two securitization trusts in which it held interests in the subordinate tranches. Upon exercising its call rights and acquiring the remaining residential mortgage loans within the trusts, MATT sold the loans to the Company and a private fund under the management of Angelo Gordon in accordance with the Company’s Affiliated Transactions Policy. As of the date of the transaction, the residential mortgage loans sold to the Company and the private fund had a total fair value of $181.8 million and $183.6 million, respectively. Pricing was based on valuations prepared by third-party pricing vendors in accordance with the Company's policy. The third-party pricing vendors allowed the Company to confirm third-party market pricing and best execution.

11. Equity

Reverse stock split

On July 12, 2021, the Company announced that its board of directors approved a one-for-three reverse stock split of its outstanding shares of common stock. The reverse stock split was effected following the close of business on July 22, 2021. At the Effective Time, every three issued and outstanding shares of the Company’s common stock were converted into one share of the Company’s common stock. No fractional shares were issued in connection with the reverse stock split. Instead, each stockholder holding fractional shares was entitled to receive, in lieu of such fractional shares, cash in an amount determined based on the closing price of the Company's common stock on the date of the Effective Time. As a result, the number of common shares outstanding was reduced from 48,510,978 immediately prior to the Effective Time to 16,170,312. The reverse stock split applied to all of the Company's outstanding shares of common stock and did not affect any stockholder’s ownership percentage of shares of the Company's common stock, except for immaterial changes resulting from the payment of cash for fractional shares. There was no change in the Company's authorized capital stock or par value of each share of common stock as a result of the reverse stock split. All per share amounts and common shares outstanding for all periods presented in the consolidated financial statements have been adjusted on a retroactive basis to reflect the Company's one-for-three reverse stock split.

Stock repurchase programs

On November 3, 2015, the Company’s Board of Directors authorized a stock repurchase program ("Repurchase Program") to repurchase up to $25.0 million of the Company's outstanding common stock. Such authorization does not have an expiration date. As part of the Repurchase Program, shares may be purchased in open market transactions, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. Open market repurchases will be made in accordance with Exchange Act Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of open market stock repurchases. Subject to applicable securities laws, the timing, manner, price and amount of any repurchases of common stock under the Repurchase Program may be determined by the Company in its discretion, using available cash resources. Shares of common stock repurchased by the Company under the Repurchase Program, if any, will be cancelled and, until reissued by the Company, will be deemed to be authorized but unissued shares of its common stock as required by Maryland law. The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice and the authorization does not obligate the Company to acquire any particular amount of common stock. The cost of the acquisition by the Company of shares of its own stock in excess of the aggregate par value of the shares first reduces additional paid-in capital, to the extent available, with any residual cost applied against retained earnings. No shares were repurchased under the Repurchase Program during the year ended

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020. The following table presents information related to the Company's purchases of its common stock during the year ended December 31, 2021:

Period (1)	Total Number of Shares Purchased	Weighted Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program (3)	Maximum Approximate Dollar Value that May Yet Be Purchased Under the Program (4)
August 1, 2021 to August 31, 2021	150,870	$10.72	398,006	$12,980,553
September 1, 2021 to September 30, 2021	107,885	11.39	505,891	11,751,409
October 1, 2021 to October 31, 2021	61,104	11.59	566,995	11,043,506
Total	319,859	$11.11	566,995	$11,043,506
(1)Based on trade date. The Repurchase Program was announced on November 4, 2015 and does not have an expiration date.
(2)Includes brokerage commissions and clearing fees.
(3)Amounts have been adjusted to reflect the one-for-three reverse stock split effected July 22, 2021.
(4)The maximum dollar amount authorized was $25.0 million.

On February 22, 2021, the Company's Board of Directors authorized a stock repurchase program (the "Preferred Repurchase Program") pursuant to which the Company's Board of Directors granted a repurchase authorization to acquire shares of its Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock having an aggregate value of up to $20.0 million. No shares were repurchased under the Preferred Repurchase Program during the year ended December 31, 2021.

Equity distribution agreements

On May 5, 2017, the Company entered into an equity distribution agreement with each of Credit Suisse Securities (USA) LLC and JMP Securities LLC (collectively, the "Sales Agents"), which the Company refers to as the "Equity Distribution Agreements," pursuant to which the Company may sell up to $100.0 million aggregate offering price of shares of its common stock from time to time through the Sales Agents under the Securities Act of 1933. For the year ended December 31, 2021, the Company sold 1.0 million shares of common stock under the Equity Distribution Agreements for net proceeds of approximately $13.1 million. For the year ended December 31, 2020, the Company sold 0.7 million shares of common stock under the Equity Distribution Agreements for net proceeds of approximately $7.1 million. Since inception of the program, the Company has issued approximately 2.2 million shares of common stock under the Equity Distribution Agreements for gross proceeds of $48.3 million.

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

Common stock offering

On November 22, 2021, the Company completed a public offering of 7.0 million shares of its common stock and subsequently issued an additional 1.1 million shares pursuant to the underwriters' exercise of their over-allotment option at a price of $9.98 per share. Net proceeds to the Company from the offering were approximately $80.0 million, after deducting estimated offering expenses.

Preferred stock

The Company is authorized to designate and issue up to 50.0 million shares of preferred stock, par value $0.01 per share, in one or more classes or series. As of December 31, 2021, there were 1.7 million, 3.7 million, and 3.7 million of Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock, respectively, issued and outstanding. As of December 31, 2020, there were 1.8 million, 4.2 million, and 3.9 million of Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock, respectively, issued and outstanding.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following table includes a summary of preferred stock issued and outstanding as of December 31, 2021 ($ and shares in thousands):

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

12. Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2021, other than as set forth below, the Company was not involved in any material legal proceedings.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The below table details the Company's outstanding commitments as of December 31, 2021 (in thousands):

Commitment type	Date of Commitment	Total Commitment	Funded Commitment	Remaining Commitment
GSE Non-Owner Occupied Loans (a)	Various	$63,947	$38,087	$25,860
LOTS (b)	Various	21,390	16,891	4,499
MATH (b)(c)	January 29, 2021	22,295	—	22,295
Total		$107,632	$54,978	$52,654
(a)The Company entered into commitments to purchase certain pools of GSE Non-Owner Occupied Loans which have not yet settled as of December 31, 2021.
(b)Refer to Note 10 "Investments in debt and equity of affiliates" for more information regarding LOTS and MATH.
(c)Subsequent to year end, the Company's total commitment to MATH decreased to $15.6 million and remained fully unfunded.

13. Investments in unconsolidated equity method affiliates

The following table details the summarized balance sheets for the Company’s unconsolidated ownership interests in affiliates accounted for using the equity method as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021					December 31, 2020
	Arc Home (1)	Non-QM Loans (2)	Land Related Financing (3)	Other	Total
Assets
Loans and real estate securities, at fair value	$382,378	$102,798	$34,356	$39,865	$559,397	$931,643
Mortgage servicing rights, at fair value	67,859	—	—	—	67,859	57,414
Cash and cash equivalents	26,095	5,056	64	3,579	34,794	53,713
Restricted cash	800	—	—	1,170	1,970	260
Other assets (4)	66,116	1,729	426	8,405	76,676	93,637
Total Assets	$543,248	$109,583	$34,846	$53,019	$740,696	$1,136,667

Liabilities
Financing arrangements	$355,565	$68,337	$—	$24,440	$448,342	$575,020
Securitized debt, at fair value	—	—	—	—	—	96,579
Other liabilities (4)	71,190	1,450	74	5,531	78,245	90,060
Total Liabilities	426,755	69,787	74	29,971	526,587	761,659

Total Members' Equity
Members' equity	116,493	39,796	34,772	23,048	214,109	372,946
Noncontrolling preferred interests	—	—	—	—	—	2,062
Total Member's equity	116,493	39,796	34,772	23,048	214,109	375,008

Total Liabilities & Members' Equity	$543,248	$109,583	$34,846	$53,019	$740,696	$1,136,667

The Company's Investments in debt and equity of affiliates	$53,435	$17,708	$16,448	$4,432	$92,023	$150,667
(1)The Company has an approximate 44.6% interest in Arc Home.
(2)The Company has an approximate 44.6% interest in MATH.
(3)The Company has an approximate 47.5% and 50% interest in LOT SP I LLC and LOT SP II LLC, respectively.
(4)Arc Home, as an issuer, has the unilateral right to repurchase Ginnie Mae pool loans it has previously sold or loans in pools it acquired in an MSR purchase (generally loans that are more than 90 days past due). When Arc Home determines there is more than a trivial benefit to repurchase the loans, it records the loans on its consolidated balance sheets as an asset and a corresponding liability. As of December 31, 2021 and December 31, 2020, Other assets and Other liabilities included loans eligible to be repurchased in the amount of $49.8 million and $58.7 million, respectively

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following table details the summarized statements of operations for the Company’s unconsolidated ownership interests in affiliates accounted for using the equity method as of December 31, 2021 and 2020 (in thousands):

	Year Ended
	December 31, 2021					December 31, 2020
	Arc Home (1)	Non-QM Loans (2)	Land Related Financing (3)	Other	Total
Net Interest Income
Interest income	$9,715	$14,562	$5,826	$46,406	$76,509	$73,167
Interest expense	10,671	4,437	—	2,904	18,012	49,190
Total Net Interest Income	(956)	10,125	5,826	43,502	58,497	23,977

Other Income/(Loss)
Net realized gain/(loss)	67,849	(34,054)	—	10,255	44,050	95,268
Net unrealized gain/(loss)	1,808	54,474	—	(15,144)	41,138	(151,514)
Other income/(loss), net	26,598	—	98	1,487	28,183	52,166
Total Other Income	96,255	20,420	98	(3,402)	113,371	(4,080)

Expenses	73,115	2,320	815	9,353	85,603	79,416

Net Income/(Loss)	22,184	28,225	5,109	30,747	86,265	(59,519)

Net Income/(Loss) Attributable to Noncontrolling Preferred Interests	610	—	—	—	610	248

Net Income/(Loss) Attributable to Controlling Interest of Unconsolidated Equity Method Investments	$22,794	$28,225	$5,109	$30,747	$86,875	$(59,271)

The Company's Equity in earnings/(loss) from affiliates	$3,681	$12,594	$2,455	$13,159	$31,889	$(1,629)
(1)The Company has an approximate 44.6% interest in Arc Home.
(2)The Company has an approximate 44.6% interest in MATH.
(3)The Company has an approximate 47.5% and 50% interest in LOT SP I LLC and LOT SP II LLC, respectively.

Refer to Note 2 and Note 10 for more detail on the Company’s investments in unconsolidated equity method affiliates.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
14. Quarterly financial information (Unaudited)

Summarized quarterly results of operations were as follows (in thousands, except for per share data):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2021	2021	2021	2021
Statement of Operations Data:
Net Interest Income
Interest income	$12,119	$14,228	$19,629	$24,686
Interest expense	4,061	5,294	7,197	10,698
Total Net Interest Income	8,058	8,934	12,432	13,988

Other Income/(Loss)
Net interest component of interest rate swaps	(741)	(1,573)	(1,184)	(1,364)
Net realized gain/(loss)	(4,038)	4,374	(5,460)	6,822
Net unrealized gain/(loss)	19,849	9,685	29,461	3,704
Other income/(loss), net	37	—	—	—
Total Other Income/(Loss)	15,107	12,486	22,817	9,162

Expenses
Management fee to affiliate	1,654	1,667	1,693	1,800
Other operating expenses	4,150	2,981	2,997	3,229
Transaction related expenses	(167)	1,885	2,013	3,597
Servicing fees	615	672	849	1,052
Total Expenses	6,252	7,205	7,552	9,678

Income/(loss) before equity in earnings/(loss) from affiliates	16,913	14,215	27,697	13,472
Equity in earnings/(loss) from affiliates	26,336	1,278	6,882	(2,607)
Net Income/(Loss)	43,249	15,493	34,579	10,865

Gain on Exchange Offers, net (Note 11)	358	114	—	—
Dividends on preferred stock	(4,924)	(4,689)	(4,586)	(4,586)

Net Income/(Loss) Available to Common Stockholders	$38,683	$10,918	$29,993	$6,279

Earnings/(Loss) Per Share - Basic (1)
Total Earnings/(Loss) Per Share of Common Stock	$2.74	$0.70	$1.87	$0.33

Earnings/(Loss) Per Share - Diluted (1)
Total Earnings/(Loss) Per Share of Common Stock	$2.74	$0.70	$1.87	$0.33
(1)Amounts have been adjusted to reflect the one-for-three reverse stock split effected July 22, 2021. See Note 2 and Note 11 for additional details.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2020	2020	2020	2020
Statement of Operations Data:
Net Interest Income
Interest income	$40,268	$13,369	$9,717	$11,171
Interest expense	19,971	8,613	4,357	4,004
Total Net Interest Income	20,297	4,756	5,360	7,167

Other Income/(Loss)
Net interest component of interest rate swaps	923	—	(13)	(179)
Net realized gain/(loss)	(151,143)	(91,609)	(14,431)	661
Net unrealized gain/(loss)	(308,211)	100,179	21,465	16,754
Other income/(loss), net	1,652	(155)	(10)	47
Total Other Income/(Loss)	(456,779)	8,415	7,011	17,283

Expenses
Management fee to affiliate	2,149	1,678	1,698	1,656
Other operating expenses	4,149	4,184	4,340	3,238
Transaction related expenses	(3,219)	373	1,589	22
Restructuring related expenses	1,500	7,104	1,345	251
Excise tax	(815)	—	—	—
Servicing fees	579	566	540	539
Total Expenses	4,343	13,905	9,512	5,706

Income/(loss) before equity in earnings/(loss) from affiliates	(440,825)	(734)	2,859	18,744
Equity in earnings/(loss) from affiliates	(44,192)	3,434	17,187	21,942
Net Income/(Loss) from Continuing Operations	(485,017)	2,700	20,046	40,686
Net Income/(Loss) from Discontinued Operations	—	361	—	305
Net Income/(loss)	(485,017)	3,061	20,046	40,991

Gain on Exchange Offers, net (Note 11)	—	—	539	10,035
Dividends on preferred stock (1)	(5,667)	(5,667)	(5,563)	(3,652)

Net Income/(Loss) Available to Common Stockholders	$(490,684)	$(2,606)	$15,022	$47,374

Earnings/(Loss) Per Share - Basic (2)
Continuing Operations	$(44.98)	$(0.27)	$1.31	$3.47
Discontinued Operations	—	0.03	—	0.02
Total Earnings/(Loss) Per Share - Basic	$(44.98)	$(0.24)	$1.31	$3.49

Earnings/(Loss) Per Share - Diluted (2)
Continuing Operations	$(44.98)	$(0.27)	$1.31	$3.47
Discontinued Operations	—	0.03	—	0.02
Total Earnings/(Loss) Per Share - Diluted	$(44.98)	$(0.24)	$1.31	$3.49
(1)The three months ended September 30, 2020 and June 30, 2020 include cumulative and undeclared dividends of $5.6 million and $5.7 million on the Company's preferred stock as of September 30, 2020 and June 30, 2020, respectively.
(2)Amounts have been adjusted to reflect the one-for-three reverse stock split effected July 22, 2021. See Note 2 and Note 11 for additional details.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
15. Subsequent Events

The Company purchased $519.0 million of non-agency mortgage loans, inclusive Non-QM Loans, GSE Non-Owner Occupied Loans, and other qualifying mortgage loans. $233.0 million of these non-agency mortgage loans were purchased from Arc Home.

The Company participated in its first rated securitization of GSE Non-Owner Occupied Loans, in which loans with a fair value of $474.9 million were securitized. Additionally, the Company participated in a rated securitization in which Non-QM Loans with a fair value of $301.7 million were securitized. Both securitizations converted financing from recourse financing with mark-to-market margin calls to non-recourse financing without mark-to-market margin calls.

The Company announced that on February 18, 2022 its Board of Directors declared first quarter 2022 preferred stock dividends on its Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock in the amount of $0.51563, $0.50 and $0.50 per share, respectively. The dividends will be paid on March 17, 2022 to holders of record on February 28, 2022.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2021, an evaluation was performed, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer, with the participation of management, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021 in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2021 based on Internal Control—Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that the Company's internal control over financial reporting is effective as of December 31, 2021.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Amended and Restated Bylaws

On February 22, 2022, our Board of Directors amended and restated the Company’s bylaws (the “Amended and Restated Bylaws”) to, among other things (i) reflect amendments to the Maryland General Corporation Law (the “MGCL”), (ii) address recent developments in public company governance, (iii) clarify certain corporate procedures and (iv) conform language and style to the language and style of the MGCL. Included among the amendments are procedures for stockholders to request a special meeting and enhanced procedures for the organization and conduct of stockholder meetings. The foregoing description of the Amended and Restated Bylaws does not purport to be complete and is qualified in its entirety by reference to a copy of the Amended and Restated Bylaws filed as Exhibit 3.3 to this Annual Report on Form 10-K, which is incorporated by reference herein.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2022 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2022 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2022 with the SEC pursuant to Regulation 14A under the Exchange Act.

Equity compensation plan information

We have adopted equity incentive plans to provide incentive compensation to attract and retain qualified directors, officers, consultants and advisors, including our Manager and personnel of our Manager and its affiliates detailed below.

Equity Incentive Plan

Effective on April 15, 2020 upon the approval of the Company's stockholders at its 2020 annual meeting of stockholders, the 2020 Equity Incentive Plan provides for a maximum of 666,666 shares of common stock to be issued. As of December 31, 2021, 599,312 shares of common stock were available to be awarded under the 2020 Equity Incentive Plan.

Manager Equity Incentive Plan

Following approval of the Company's stockholders at its 2021 annual meeting of stockholders, the AG Mortgage Investment Trust, Inc. 2021 Manager Equity Incentive Plan (the "2021 Manager Plan") became effective on April 7, 2021 and provides for a maximum of 573,425 shares of common stock to be issued to the Manager. However, following the execution of the Third Amendment to our management agreement in November 2021, we no longer expect to continue our historical practice of making periodic equity grants to our Manager pursuant to the 2021 Manager Plan.

The following table presents certain information about our equity incentive plans as of December 31, 2021:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column of this Table)
Equity compensation plans approved by stockholders
2020 Equity Incentive Plan	—	$—	599,312
2021 Manager Plan	—	—	573,425
Equity compensation plans not approved by stockholders	—	—	—
Total	—	$—	1,172,737

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2022 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2022 with the SEC pursuant to Regulation 14A under the Exchange Act.

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

3.3*	Amended and Restated Bylaws of AG Mortgage Investment Trust, Inc.

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

4.1
Specimen Common Stock Certificate of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 4.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed with the Securities and Exchange Commission on May 7, 2021

4.2
Specimen 8.25% Series A Cumulative Redeemable Preferred Stock Certificate, incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 2, 2012.

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

Exhibit No.	Description
4.5*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1*	Management Agreement, dated June 29, 2011 by and between the Company and AG REIT Management, LLC

10.2	Form of Indemnification Agreement, dated July 6, 2011, by and between the Company and the Company’s directors and officers, incorporated by reference to Exhibit 10.10 of Pre-Effective Amendment No. 7.

10.3
Equity Distribution Agreement, dated May 5, 2017, by and among the Company and JMP Securities LLC, incorporated by reference to Exhibit 1.1 of the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 8, 2017.

10.4
Equity Distribution Agreement, dated May 5, 2017, by and among the Company and Credit Suisse Securities (USA) LLC, incorporated by reference to Exhibit 1.2 of the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 8, 2017.

10.5
Amendment No. 1 to the Equity Distribution Agreement, dated May 22, 2018, by and among the Company and JMP Securities LLC, incorporated by reference to Exhibit 1.1 of the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 22, 2018.

10.6
Amendment No. 1 to the Equity Distribution Agreement, dated May 22, 2018, by and among the Company and Credit Suisse Securities (USA) LLC, incorporated by reference to Exhibit 1.2 of the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 22, 2018.

10.7
First Amendment to Management Agreement, dated April 6, 2020, by and between the Company and AG REIT Management, LLC, incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 8, 2020.

10.8
Second Amendment to the Management Agreement, dated September 24, 2020, by and between AG Mortgage Investment Trust, Inc. and AG REIT Management, LLC, incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 24, 2020.

10.9
Third Amendment to Management Agreement, dated as of November 22, 2021, by and between AG Mortgage Investment Trust, Inc. and AG REIT Management, LLC, incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 22, 2021.

10.10†
AG Mortgage Investment Trust, Inc. 2020 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed with the Securities and Exchange Commission on August 3, 2021.

10.11†
AG Mortgage Investment Trust, Inc. 2021 Manager Equity Incentive Plan, incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed with the Securities and Exchange Commission on August 3, 2021.

10.12†
Form of Award Agreement Under the AG Mortgage Investment Trust, Inc. 2020 Equity Incentive Plan, dated as of April 15, 2020, incorporated by reference to Exhibit 10.60 on the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed with the Securities and Exchange Commission on August 8, 2020.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included on the signature page).

31.1*	Certification of David N. Roberts pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Anthony W. Rossiello pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
32.1*	Certification of David N. Roberts pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Anthony W. Rossiello pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

*     Filed herewith.

†     Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AG MORTGAGE INVESTMENT TRUST, INC.

February 25, 2022	By:	/s/ DAVID N. ROBERTS
David N. Roberts
Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Anthony W. Rossiello and Jenny B. Neslin and each of them severally, her or his true and lawful attorney-in-fact with power of substitution and re-substitution to sign in her or his name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as she or he might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and her or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

February 25, 2022	By:	/s/ DAVID N. ROBERTS
David Roberts Director, Chairman and Chief Executive Officer (Principal Executive Officer)

February 25, 2022	By:	/s/ ANTHONY W. ROSSIELLO
Anthony W. Rossiello Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)

February 25, 2022	By:	/s/ THOMAS DURKIN
Thomas Durkin Director, President

February 25, 2022	By:	/s/ DEBRA HESS
Debra Hess Director

February 25, 2022	By:	/s/ JOSEPH LAMANNA
Joseph LaManna Director

February 25, 2022	By:	/s/ PETER LINNEMAN
Peter Linneman Director

February 25, 2022	By:	/s/ DIANNE HURLEY
Dianne Hurley Director