Form 10-Q
period 2022-03-31
AG Mortgage Investment Trust, Inc.
filed 2022-05-06
CIK 1514281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________

FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Yes   ☐     No   ☒

As of May 2, 2022, there were 23,924,005 outstanding shares of common stock of AG Mortgage Investment Trust, Inc.

AG MORTGAGE INVESTMENT TRUST, INC.

PART I

ITEM 1. FINANCIAL STATEMENTS

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands, except per share data)

	March 31, 2022	December 31, 2021
Assets
Securitized residential mortgage loans, at fair value - $208,312 and $119,947 pledged as collateral, respectively (1)	$2,105,572	$1,158,134
Residential mortgage loans, at fair value - $1,160,870 and $1,469,358 pledged as collateral, respectively	1,167,061	1,476,972
Real estate securities, at fair value - $196,911 and $444,481 pledged as collateral, respectively	246,004	514,470
Investments in debt and equity of affiliates	87,086	92,023
Cash and cash equivalents	50,541	68,079
Restricted cash	45,630	32,150
Receivable on unsettled trades - $68,747 and $0 pledged as collateral, respectively	107,788	—
Other assets	29,274	20,900
Total Assets	$3,838,956	$3,362,728

Liabilities
Securitized debt, at fair value (1)	$1,859,917	$999,215
Financing arrangements	1,411,493	1,777,743
Dividend payable	5,022	5,021
Other liabilities	14,874	10,369
Total Liabilities	3,291,306	2,792,348
Commitments and Contingencies (Note 12)
Stockholders’ Equity
Preferred stock - $227,991 aggregate liquidation preference	220,472	220,472
Common stock, par value $0.01 per share; 450,000 shares of common stock authorized and 23,915 and 23,908 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	239	239
Additional paid-in capital	796,549	796,469
Retained earnings/(deficit)	(469,610)	(446,800)
Total Stockholders’ Equity	547,650	570,380

Total Liabilities & Stockholders’ Equity	$3,838,956	$3,362,728
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

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31, 2022	March 31, 2021
Net Interest Income
Interest income	$33,417	$12,119
Interest expense	16,122	4,061
Total Net Interest Income	17,295	8,058

Other Income/(Loss)
Net interest component of interest rate swaps	(2,270)	(741)
Net realized gain/(loss)	8,783	(4,038)
Net unrealized gain/(loss)	(22,420)	19,849
Other income/(loss), net	—	37
Total Other Income/(Loss)	(15,907)	15,107

Expenses
Management fee to affiliate	1,962	1,654
Other operating expenses	3,688	4,150
Transaction related expenses	5,879	(167)
Servicing fees	1,007	615
Total Expenses	12,536	6,252

Income/(loss) before equity in earnings/(loss) from affiliates	(11,148)	16,913

Equity in earnings/(loss) from affiliates	(2,054)	26,336
Net Income/(Loss)	(13,202)	43,249

Gain on Exchange Offers, net (Note 11)	—	358
Dividends on preferred stock	(4,586)	(4,924)

Net Income/(Loss) Available to Common Stockholders	$(17,788)	$38,683

Earnings/(Loss) Per Share of Common Stock (1)
Basic	$(0.74)	$2.74
Diluted	$(0.74)	$2.74

Weighted Average Number of Shares of Common Stock Outstanding (1)
Basic	23,915	14,116
Diluted	23,915	14,116
(1)Amounts have been adjusted to reflect the one-for-three reverse stock split effected July 22, 2021. See Note 2 and Note 11 for additional details.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands)

For the Three Months Ended March 31, 2022
	Common Stock		Preferred Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)
	Shares	Amount				Total
Balance at January 1, 2022	23,908	$239	$220,472	$796,469	$(446,800)	$570,380
Grant of restricted stock	7	—	—	80	—	80
Common dividends declared	—	—	—	—	(5,022)	(5,022)
Preferred dividends declared	—	—	—	—	(4,586)	(4,586)
Net Income/(Loss)	—	—	—	—	(13,202)	(13,202)
Balance at March 31, 2022	23,915	$239	$220,472	$796,549	$(469,610)	$547,650

For the Three Months Ended March 31, 2021
	Common Stock (1)		Preferred Stock	Additional Paid-in Capital (1)	Retained Earnings/(Deficit)
	Shares	Amount				Total
Balance at January 1, 2021	13,811	$138	$238,478	$689,147	$(518,058)	$409,705
Net proceeds from issuance of common stock	745	8	—	10,025	—	10,033
Grant of restricted stock	7	—	—	80	—	80
Common dividends declared	—	—	—	—	(2,791)	(2,791)
Preferred dividends declared	—	—	—	—	(4,961)	(4,961)
Exchange Offers (Note 11)	937	10	(12,181)	11,803	358	(10)
Net Income/(Loss)	—	—	—	—	43,249	43,249
Balance at March 31, 2021	15,500	$156	$226,297	$711,055	$(482,203)	$455,305
(1)Amounts have been adjusted to reflect the one-for-three reverse stock split effected July 22, 2021. See Note 2 and Note 11 for additional details.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended
	March 31, 2022	March 31, 2021
Cash Flows from Operating Activities
Net income/(loss)	$(13,202)	$43,249
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Net amortization of premium/(discount)	1,818	(802)
Net realized (gain)/loss	(8,783)	4,038
Net unrealized (gain)/loss	22,420	(19,849)
Equity based compensation expense	80	80
(Income)/Loss from investments in debt and equity of affiliates in excess of distributions received	2,393	(20,403)
Change in operating assets/liabilities:
Other assets	(1,924)	321
Other liabilities	1,726	(157)
Net cash provided by (used in) operating activities	4,528	6,477

Cash Flows from Investing Activities
Purchase of residential mortgage loans	(948,966)	(208,927)
Purchase of real estate securities	(79,564)	(566,731)
Origination of commercial loans	—	(1,881)
Purchase of commercial loans	—	(1,788)
Investments in debt and equity of affiliates	(417)	(1,122)
Proceeds from sales of real estate securities	197,232	111,954
Proceeds from sales of commercial loans	—	74,579
Principal repayments on residential mortgage loans	146,388	12,294
Principal repayments on real estate securities	14,596	14,337
Principal repayments on commercial loans	—	195
Distributions received in excess of income from investments in debt and equity of affiliates	5,318	12,325
Net settlement of interest rate swaps and other instruments	30,473	27,469
Net settlement of TBAs	9,946	—
Cash flows provided by (used in) other investing activities	797	842
Net cash provided by (used in) investing activities	(624,197)	(526,454)

Cash Flows from Financing Activities
Net proceeds from issuance of common stock	—	10,033
Net borrowings under (repayments of) financing arrangements	(366,250)	568,153
Deferred financing costs paid	(17)	—
Repayments of secured debt	—	(10,000)
Proceeds from issuance of securitized debt	1,078,189	—
Principal repayments on securitized debt	(116,866)	(12,777)
Net collateral received from (paid to) derivative counterparty	30,162	—
Dividends paid on common stock	(5,021)	(1,243)
Dividends paid on preferred stock	(4,586)	(4,961)
Net cash provided by (used in) financing activities	615,611	549,205

	Three Months Ended
	March 31, 2022	March 31, 2021
Net change in cash and cash equivalents and restricted cash	(4,058)	29,228
Cash and cash equivalents and restricted cash, Beginning of Period	100,229	62,318
Effect of exchange rate changes on cash	—	9
Cash and cash equivalents and restricted cash, End of Period	$96,171	$91,555

Supplemental disclosure of cash flow information:
Cash paid for interest on financing arrangements	$13,532	$3,979
Cash paid for excise and income taxes	$3	$—

Supplemental disclosure of non-cash financing and investing activities:
Receivable on unsettled trades	$107,788	$—
Common stock dividends declared but not paid	$5,022	$2,791
Exchange Offers (Note 11)	$—	$12,181
Transfer from residential mortgage loans to other assets	$707	$571

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	March 31, 2022	March 31, 2021
Cash and cash equivalents	$50,541	$51,637
Restricted cash	45,630	39,918
Total cash and cash equivalents and restricted cash shown in the consolidated statements of cash flows	$96,171	$91,555

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2022

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

The Company’s assets, excluding its ownership in Arc Home, include Residential Investments and Agency RMBS. Currently, its Residential Investments primarily consist of Non-Agency Loans and Agency-Eligible Loans. The Company may invest in other types of residential mortgage loans and other mortgage related assets. The Company also invests in Residential Investments through its unconsolidated ownership interest in affiliates which are included in the "Investments in debt and equity of affiliates" line item on its consolidated balance sheets.

The Company's asset classes are primarily comprised of the following:

Asset Class	Description
Residential Investments
Non-Agency Loans
•Non-Agency Loans are loans that do not conform to the underwriting guidelines of a government-sponsored enterprise ("GSE"). Non-Agency Loans consist of Qualified mortgage loans ("QM Loans") and Non-Qualified mortgage loans ("Non-QM Loans"). QM Loans are residential mortgage loans that comply with the Ability-To-Repay rules and related guidelines of the Consumer Finance Protection Bureau ("CFPB"). Non-QM Loans are residential mortgage loans that do not satisfy the requirements for QM Loans and are therefore not deemed to be a "qualified mortgage" under the rules of the CFPB.
◦These investments are included in the "Residential mortgage loans, at fair value" and "Securitized residential mortgage loans, at fair value" line items on the consolidated balance sheets.

Agency-Eligible Loans
•Agency-Eligible Loans are loans that are underwritten in accordance with GSE guidelines and are primarily secured by investment properties.
◦These investments are included in the "Residential mortgage loans, at fair value" and "Securitized residential mortgage loans, at fair value" line items on the consolidated balance sheets.

Re- and Non-Performing Loans
•Performing, re-performing, and non-performing loans are residential mortgage loans collateralized by a first lien mortgaged property.
◦These investments are included in the "Residential mortgage loans, at fair value" and "Securitized residential mortgage loans, at fair value" line items on the consolidated balance sheets.

Non-Agency Residential Mortgage-Backed Securities ("RMBS")
•Non-Agency RMBS represent fixed- and floating-rate RMBS issued by entities other than U.S. GSEs or agencies of the U.S. government. The mortgage loan collateral consists of residential mortgage loans that do not generally conform to underwriting guidelines issued by a GSE or agency of the U.S. government.
◦These investments are included in the "Real estate securities, at fair value" line item on the consolidated balance sheets.

Agency RMBS
•Agency RMBS represent interests in pools of residential mortgage loans guaranteed by a GSE such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government such as Ginnie Mae.
◦These investments are included in the "Real estate securities, at fair value" line item on the consolidated balance sheets.

The Company conducts its business through one reportable segment, Loans and Securities, which reflects how the Company manages its business and analyzes and reports its results of operations.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2022
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

COVID-19 Impact

In March 2020, the global novel coronavirus ("COVID-19") pandemic and the related economic conditions caused financial and mortgage-related asset markets to come under extreme duress, resulting in credit spread widening, a sharp decrease in interest rates and unprecedented illiquidity in repurchase agreement financing and mortgage-backed securities ("MBS") markets. The illiquidity was exacerbated by inadequate demand for MBS among primary dealers due to balance sheet constraints. Although market conditions have improved since 2020, the COVID-19 pandemic is ongoing with new variants emerging despite growing vaccination rates. As a result, the full impact of COVID-19 on the mortgage REIT industry, credit markets, and, consequently, on the Company’s financial condition and results of operations for future periods remains uncertain.

2. Summary of significant accounting policies

The accompanying unaudited consolidated financial statements and related notes have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. For all periods presented, all per share amounts and common shares outstanding have been adjusted on a retroactive basis to reflect the Company's one-for-three reverse stock split which was effected following the close of business on July 22, 2021. In the opinion of management, all adjustments considered necessary for a fair statement of the Company’s financial position, results of operations, and cash flows have been included for the interim period and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.

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
March 31, 2022

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
March 31, 2022
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

Arc Home

On December 9, 2015, the Company, alongside private funds managed by Angelo Gordon, through AG Arc LLC, one of the Company’s indirect affiliates ("AG Arc"), formed Arc Home. The Company has an approximate 44.6% interest in AG Arc. Arc Home originates residential mortgage loans and retains the mortgage servicing rights associated with the loans it originates. Arc Home is led by an external management team. The Company has chosen to make a fair value election with respect to its investment in AG Arc pursuant to ASC 825. The Company elected to treat its investment in AG Arc as a taxable REIT subsidiary. As a result, income or losses recognized by the Company from its investment in AG Arc are recorded in "Equity in earnings/(loss) from affiliates" line item on the Company's consolidated statement of operations net of income taxes.

From time to time, the Company acquires newly originated non-agency loans from Arc Home. In connection with the sale of loans from Arc Home to the Company, gains or losses recorded by Arc Home are consolidated into AG Arc. In accordance with ASC 323-10, for loans acquired from Arc Home that remain on the Company's consolidated balance sheet at period end, the Company eliminates any profits or losses typically recognized through the "Equity in earnings/(loss) from affiliates" line item on the Company's consolidated statement of operations and adjusts the cost basis of the underlying loans resulting in unrealized gains. For the three months ended March 31, 2022 and 2021, the Company eliminated $2.4 million and $0.5 million of intra-entity profits recognized by Arc Home, respectively, and also decreased the cost basis of the underlying loans by the same amount in connection with loan sales to the Company.

MATH

On August 29, 2017, the Company, alongside private funds managed by Angelo Gordon, formed Mortgage Acquisition Holding I LLC ("MATH") to conduct a residential mortgage investment strategy. The Company has an approximate 44.6% interest in MATH. MATH in turn sponsored the formation of an entity called Mortgage Acquisition Trust I LLC ("MATT") to purchase predominantly Non-QM Loans. MATT made an election to be treated as a real estate investment trust beginning with the 2018 tax year. As of March 31, 2022, MATT primarily holds retained tranches from past securitizations which continue to reduce in size due to ongoing principal repayments and the Company does not expect to acquire additional investments within this equity method investment.

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
March 31, 2022
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

The Company enters into securitization transactions collateralized by its Non-Agency Loans ("Non-Agency VIEs"), Agency-Eligible Loans ("Agency-Eligible VIEs"), and re- and non-performing loans ("RPL/NPL VIEs") (collectively, "Residential Mortgage Loan VIEs"), which may result in the Company consolidating the respective VIEs that are created to facilitate these transactions and to which the underlying assets in connection with these securitizations are transferred. Based on the evaluations of each VIE, the Company may conclude that the VIEs should be consolidated and, as a result, transferred assets of these VIEs would be determined to be secured borrowings. Upon consolidation, the Company elected the fair value option pursuant to ASC 825 for the assets and liabilities of the Residential Mortgage Loan VIEs. Electing the fair value option allows the Company to record changes in fair value in the consolidated statement of operations, which, in management's view, more appropriately reflects the results of operations for a particular reporting period as all activities will be recorded in a similar manner. The Company applied the guidance under ASC 810-10 (Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity) whereby the Company determines whether the fair value of the assets or liabilities of the Residential Mortgage Loan VIEs are more observable as a basis for measuring the less observable financial instruments. The Company has determined that the fair value of the liabilities of the Residential Mortgage Loan VIEs are more observable since the prices for these liabilities are more easily determined as similar instruments trade more frequently on a relative basis than the individual assets of the VIEs. See Note 3 for more detail regarding the Residential Mortgage Loan VIEs and Note 5 for more detail related to the Company's determination of fair value for the assets and liabilities included within these VIEs.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2022
From time to time, the Company may securitize mortgage loans it holds if such financing is available. These transactions will be recorded in accordance with ASC 860-10 and will be accounted for as either a "sale" and the loans will be removed from the consolidated balance sheets or as a "financing" and will be classified as "Securitized residential mortgage loans" on the consolidated balance sheets, depending upon the structure of the securitization transaction. ASC 860-10 is a standard that may require the Company to exercise significant judgment in determining whether a transaction should be recorded as a "sale" or a "financing."

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

Restricted cash

Restricted cash includes cash pledged as collateral for clearing and executing trades, derivatives, and financing arrangements, as well as restricted cash deposited into accounts held at certain consolidated trusts. Restricted cash is not available to the Company for general corporate purposes. Restricted cash may be returned to the Company when the related collateral requirements are exceeded or at the maturity of the derivative or financing arrangement. Restricted cash is carried at cost, which approximates fair value. Restricted cash also includes variation margin pledged on centrally cleared derivatives. Refer to the "Accounting for derivative financial instruments" policy below for additional detail.

Financing arrangements

The Company finances the acquisition of certain assets within its portfolio through the use of financing arrangements. Financing arrangements primarily include repurchase agreements, but may also include revolving facilities. Repurchase agreements are treated as collateralized financing transactions and carried at their contractual amounts, including accrued interest, as specified in the respective agreements. The carrying amount of the Company’s repurchase agreements and revolving facilities approximates fair value.

The Company pledges certain loans or securities as collateral under financing arrangements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. The amounts available to be borrowed under repurchase agreements and revolving facilities are dependent upon the fair value of the loans or securities pledged as collateral, which can fluctuate with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance, and real estate industries. If the fair value of pledged assets declines due to changes in market conditions, lenders typically would require the Company to post additional securities as collateral, pay down borrowings, or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls. The fair value of financial instruments pledged as collateral on the Company’s financing arrangements represents the Company’s fair value of such instruments which may differ from the fair value assigned to the collateral by its counterparties. The Company maintains a level of liquidity in order to meet these obligations. If the fair value of pledged assets increases due to changes in market conditions, counterparties may be required to return collateral to us in the form of securities or cash or post additional collateral to us. Financings pursuant to repurchase agreements and revolving facilities are generally recourse to the Company. As of March 31, 2022 and December 31, 2021, the Company had met all margin call requirements.

Accounting for derivative financial instruments

Derivative contracts

The Company enters into derivative contracts as a means of mitigating interest rate risk rather than to enhance returns. The Company accounts for derivative financial instruments in accordance with ASC 815-10, "Derivatives and Hedging." ASC 815-10 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2022
instruments at fair value. Additionally, if or when hedge accounting is elected, the fair value adjustments will affect either other comprehensive income in stockholders’ equity until the hedged item is recognized in earnings or net income depending on whether the derivative instrument is designated and qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. As of March 31, 2022 and December 31, 2021, the Company did not have any interest rate derivatives designated as hedges. All derivatives have been recorded at fair value with corresponding changes in fair value recognized in the consolidated statement of operations. The Company records derivative asset and liability positions on a gross basis with respect to its counterparties. During the period in which the Company unwinds a derivative, it records a realized gain/(loss) in the "Net realized gain/(loss)" line item in the consolidated statement of operations.

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

Variation margin

The Company may exchange cash "variation margin" with the counterparties to its derivative instruments on a daily basis based upon changes in the fair value of such derivative instruments as measured by the Chicago Mercantile Exchange ("CME") and the London Clearing House, the central clearinghouses ("CCPs") through which those derivatives are cleared. In addition, the CCPs require market participants to deposit and maintain an "initial margin" amount which is determined by the CCPs and is generally intended to be set at a level sufficient to protect the CCPs from the maximum estimated single-day price movement in that market participant’s contracts.

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
March 31, 2022
determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding. Potential dilutive shares are excluded from the calculation, if they have an anti-dilutive effect in the period.

Interest income recognition

Interest income on the Company’s loan portfolio and real estate securities portfolio is accrued based on the actual coupon rate and the outstanding principal balance of such loans or securities. The Company has elected to record interest in accordance with ASC 835-30-35-2, "Imputation of Interest," using the effective interest method for all loans and securities accounted for under the fair value option in accordance with ASC 825, "Financial Instruments." As such, premiums and discounts are amortized or accreted into interest income over the lives of the loans or securities in accordance with ASC 310-20, "Nonrefundable Fees and Other Costs," ASC 320-10 or ASC 325-40, as applicable. Total interest income is recorded in the "Interest income" line item on the consolidated statement of operations.

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

Similarly, the Company also reassesses the cash flows on at least a quarterly basis for loans and securities, including Non-Agency Loans, Agency-Eligible Loans, Non-Agency RMBS, and interest-only securities. In estimating these cash flows, there are a number of assumptions made that are uncertain and subject to judgments and assumptions based on subjective and objective factors and contingencies. These include the rate and timing of principal and interest receipts (including assumptions of prepayments, repurchases, defaults and liquidations), the pass-through or coupon rate and interest rate fluctuations. In addition, interest payment shortfalls due to delinquencies on the underlying mortgage loans have to be estimated. Differences between previously estimated cash flows and current actual and anticipated cash flows are recognized prospectively through an adjustment of the yield over the remaining life of the security based on the current amortized cost of the investment.

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

Realized gains and losses

Realized gains or losses on sales of loans, securities, and derivatives are included in the "Net realized gain/(loss)" line item on the consolidated statement of operations. The cost of positions sold is calculated using a first in, first out ("FIFO") basis. Realized gains and losses are recorded in earnings at the time of disposition.

Manager compensation

The management agreement provides for payment to the Manager of a management fee as well as a reimbursement of certain expenses incurred by the Manager or its affiliates on behalf of the Company. The management fee and reimbursement are accrued and expensed during the period for which they are earned or for which the expenses are incurred, respectively. The management fee and reimbursement are included in the "Management fee to affiliate" line item and in the "Other operating expenses" and "Transaction related expenses" line items, respectively, on the consolidated statement of operations. For a more detailed discussion on the fees payable under the management agreement, see Note 10.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2022
Transaction related expenses

The Company incurs transaction related expenses associated with purchasing and securitizing residential mortgage loans. In accordance with ASC 825 "Financial Instruments," nonrefundable fees and costs associated with originating or acquiring loans that are carried at fair value shall be recognized in earnings as incurred. Transaction related expenses are accrued and expensed during the period in which they are incurred and are included in the "Transaction related expenses" line item on the consolidated statement of operations.

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

Reverse stock split

On July 12, 2021, the Company announced that its board of directors approved a one-for-three reverse stock split of the Company's outstanding shares of common stock. The reverse stock split was effected following the close of business on July

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2022
22, 2021 (the "Effective Time"). At the Effective Time, every three issued and outstanding shares of the Company’s common stock were combined into one share of the Company’s common stock. No fractional shares were issued in connection with the reverse stock split. Instead, each stockholder holding fractional shares was entitled to receive, in lieu of such fractional shares, cash in an amount determined based on the closing price of the Company's common stock on the date of the Effective Time. The reverse stock split applied to all of the Company's outstanding shares of common stock and did not affect any stockholder’s ownership percentage of shares of the Company's common stock, except for immaterial changes resulting from the payment of cash for fractional shares. All per share amounts and common shares outstanding for all periods presented in the unaudited consolidated financial statements have been adjusted on a retroactive basis to reflect the Company's reverse stock split. See Note 11 for further details.

Dividends on Preferred Stock

Holders of the Company’s 8.25% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock"), 8.00% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock"), and 8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock ("Series C Preferred Stock") are entitled to receive cumulative cash dividends at a rate of 8.25%, 8.00% and 8.000% per annum, respectively, of the $25.00 per share liquidation preference for each series. On and after September 17, 2024, dividends on the Series C Preferred Stock will accumulate at a percentage of the $25.00 liquidation preference equal to an annual floating rate of the then three-month LIBOR (or as replaced by the existing LIBOR cessation fallback language) plus a spread of 6.476% per annum. If the Company’s Board of Directors does not declare a dividend in a given period, an accrual is not recorded on the balance sheet. However, undeclared preferred stock dividends are reflected in earnings per share as discussed in ASC 260-10-45-11. Preferred stock dividends that are not declared accumulate and are added to the liquidation preference as of the scheduled payment date for the respective series of the preferred stock. The undeclared and unpaid dividends on the Company’s preferred stock accrue without interest, and if dividends on the Company's preferred stock are in arrears, the Company cannot pay cash dividends with respect to its common stock. See Note 11 for further detail on the Company’s Preferred Stock.

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

The Manager has an established cross-functional team that focuses on evaluating exposure to LIBOR and monitoring regulatory updates to assess the potential impact to the portfolios under management from the cessation set to occur in 2023 and has established a LIBOR transition plan to facilitate an orderly transition to alternative reference rates. As of March 31, 2022, the Company is continuing to assess the impact of the LIBOR transition and does not expect the transition or the adoption of ASU 2020-04 to have a material impact on the consolidated financial statements. The Company's primary exposure to LIBOR includes certain financing arrangements, interest rate swaps, and the Series C Preferred Stock. The Company's financing arrangements either have provisions in place that provide for an alternative to LIBOR upon its phase-out or contain maturities of one year or less and therefore would mature prior to the phase out of LIBOR in June 2023. In addition, the Company has begun amending terms of certain financing arrangements, where necessary, to transition or direct the transition to an alternative benchmark. Interest rate swaps will experience an orderly market transition upon the cessation of LIBOR, although the

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2022
Company has begun transitioning its interest rate swap portfolio away from LIBOR benchmarks. The Company does not currently intend to amend the Series C Preferred Stock to change the existing LIBOR cessation fallback language.

3. Loans

Residential mortgage loans

The table below details information regarding the Company’s residential mortgage loan portfolio as of March 31, 2022 and December 31, 2021 ($ in thousands). The gross unrealized gains/(losses) in the table below represent inception to date gains/(losses).

	Unpaid Principal Balance			Gross Unrealized			Weighted Average
March 31, 2022		Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years) (1)
Securitized residential mortgage loans, at fair value (2)
Non-Agency Loans	$1,368,470	$53,404	$1,421,874	$—	$(67,538)	$1,354,336	4.85%	4.07%	6.36
Agency-Eligible Loans	452,213	10,134	462,347	—	(31,330)	431,017	3.59%	3.24%	8.43
Re- and Non-Performing Loans	364,103	(43,164)	320,939	7,776	(8,496)	320,219	3.31%	5.92%	7.76
Total Securitized residential mortgage loans, at fair value	$2,184,786	$20,374	$2,205,160	$7,776	$(107,364)	$2,105,572	4.33%	4.18%	7.02

Residential mortgage loans, at fair value
Non-Agency Loans	$878,438	$17,153	$895,591	$1,387	$(18,725)	$878,253	4.67%	4.18%	5.87
Agency-Eligible Loans	293,765	6,158	299,923	2	(15,862)	284,063	3.65%	3.32%	8.69
Re- and Non-Performing Loans	5,977	(3,408)	2,569	2,176	—	4,745	N/A	44.49%	2.11
Total Residential mortgage loans, at fair value	$1,178,180	$19,903	$1,198,083	$3,565	$(34,587)	$1,167,061	4.42%	4.14%	6.56

Total as of March 31, 2022	$3,362,966	$40,277	$3,403,243	$11,341	$(141,951)	$3,272,633	4.36%	4.17%	6.86

	Unpaid Principal Balance			Gross Unrealized			Weighted Average
December 31, 2021		Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years) (1)
Securitized residential mortgage loans, at fair value (2)
Non-Agency Loans	$777,828	$30,739	$808,567	$5,821	$(1,005)	$813,383	5.13%	3.96%	4.50
Re- and Non-Performing Loans	377,923	(44,971)	332,952	14,914	(3,115)	344,751	3.55%	5.90%	7.17
Total Securitized residential mortgage loans, at fair value	$1,155,751	$(14,232)	$1,141,519	$20,735	$(4,120)	$1,158,134	4.61%	4.53%	5.37

Residential mortgage loans, at fair value
Non-Agency Loans	$987,290	$35,647	$1,022,937	$9,336	$(1,458)	$1,030,815	4.75%	3.76%	5.01
Agency-Eligible Loans	429,424	10,039	439,463	1,723	(349)	440,837	3.64%	3.19%	6.84
Re- and Non-Performing Loans	6,528	(3,536)	2,992	2,328	—	5,320	N/A	31.18%	2.24
Total Residential mortgage loans, at fair value	$1,423,242	$42,150	$1,465,392	$13,387	$(1,807)	$1,476,972	4.41%	3.69%	5.55

Total as of December 31, 2021	$2,578,993	$27,918	$2,606,911	$34,122	$(5,927)	$2,635,106	4.50%	4.06%	5.47
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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2022
The following tables present information regarding credit quality of the Company's residential mortgage loans ($ in thousands).

	March 31, 2022
	Unpaid Principal Balance		Weighted Average (1)		Aging by Unpaid Principal Balance (1)(2)
		Loan Count (1)	Original LTV Ratio	Current FICO (3)	Current	30-59 Days	60-89 Days	90+ Days
Securitized residential mortgage loans
Non-Agency Loans	$1,368,470	2,741	68.67%	732	$1,338,123	$22,057	$2,458	$5,832
Agency-Eligible Loans	452,213	1,570	65.25%	757	449,506	1,972	539	196
Re- and Non-Performing Loans	364,103	2,459	79.31%	639	243,340	30,564	15,681	74,518
Total Securitized residential mortgage loans	2,184,786	6,770	69.73%	720	2,030,969	54,593	18,678	80,546
Residential mortgage loans
Non-Agency Loans	878,438	1,658	70.34%	734	861,420	7,396	1,276	8,346
Agency-Eligible Loans	293,765	705	63.93%	757	288,710	3,868	—	1,187
Re- and Non-Performing Loans (1)	5,977	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Total Residential mortgage loans	1,178,180	2,363	68.74%	740	1,150,130	11,264	1,276	9,533
Total as of March 31, 2022	$3,362,966	9,133	69.39%	728	$3,181,099	$65,857	$19,954	$90,079

	December 31, 2021
	Unpaid Principal Balance		Weighted Average (1)		Aging by Unpaid Principal Balance (1)(2)
		Loan Count (1)	Original LTV Ratio	Current FICO (3)	Current	30-59 Days	60-89 Days	90+ Days
Securitized residential mortgage loans
Non-Agency Loans	$777,828	1,562	68.03%	733	$767,734	$6,495	$1,036	$2,563
Re- and Non-Performing Loans	377,923	2,540	79.20%	639	256,094	35,974	12,324	73,531
Total Securitized residential mortgage loans	1,155,751	4,102	71.68%	697	1,023,828	42,469	13,360	76,094
Residential mortgage loans
Non-Agency Loans	987,290	1,886	69.39%	737	967,910	9,101	1,630	8,649
Agency-Eligible Loans	429,424	1,339	65.44%	754	425,594	3,830	—	—
Re- and Non-Performing Loans (1)	6,528	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Total Residential mortgage loans	1,423,242	3,225	68.19%	742	1,393,504	12,931	1,630	8,649
Total as of December 31, 2021	$2,578,993	7,327	69.76%	723	$2,417,332	$55,400	$14,990	$84,743
(1)Loan count, weighted average, and aging data excludes the Re- and Non-Performing Loans subcategory of Residential mortgage loans above as there may be limited data available regarding the underlying collateral of these residual positions.
(2)As of March 31, 2022, the Company had residential mortgage loans that were 90+ days delinquent and loans in the process of foreclosure with a fair value of $51.4 million and $28.3 million, respectively. As of December 31, 2021, the Company had residential mortgage loans that were 90+ days delinquent and loans in the process of foreclosure with a fair value of $47.4 million and $29.0 million, respectively.
(3)Weighted average current FICO excludes borrowers where FICO scores were not available.

During the three months ended March 31, 2022, the Company purchased Non-Agency Loans and Agency-Eligible Loans, as detailed below ($ in thousands). A portion of these loans were purchased from Arc Home. See Note 10 for more detail.

	Unpaid Principal Balance	Fair Value
Non-Agency Loans	$595,288	$604,562
Agency-Eligible Loans	336,277	343,342

The Company did not sell any residential mortgage loans during the three months ended March 31, 2022 and 2021.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2022

The Company’s residential mortgage loan portfolio consisted of mortgage loans on residential real estate located throughout the United States. The following is a summary of the geographic concentration of credit risk as of March 31, 2022 and December 31, 2021 and includes states where the exposure is greater than 5% of the fair value the Company's residential mortgage loan portfolio.

Geographic Concentration of Credit Risk (1)	March 31, 2022	December 31, 2021
California	34%	35%
New York	17%	15%
Florida	10%	11%
New Jersey	6%	6%
(1)Excludes the Re- and Non-Performing Loans subcategory of Residential mortgage loans above as there may be limited data available regarding the underlying collateral of these residual positions.

The following is a summary of the changes in the accretable portion of the discount for the Company’s securitized re-performing and non-performing loan portfolios for the three months ended March 31, 2022 and 2021, which is determined by the Company’s estimate of undiscounted principal expected to be collected in excess of the amortized cost of the mortgage loan (in thousands).

	Three Months Ended
	March 31, 2022	March 31, 2021
Beginning Balance	$46,521	$56,907
Accretion	(1,650)	(1,562)
Reclassifications from/(to) non-accretable difference	1,386	(278)
Disposals	—	(64)
Ending Balance	$46,257	$55,003

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2022
Variable interest entities

The following table details certain information related to the assets and liabilities of the Residential Mortgage Loan VIEs as of March 31, 2022 and December 31, 2021 ($ in thousands).

	March 31, 2022			December 31, 2021
	Carrying Value	Weighted Average		Carrying Value	Weighted Average
		Yield	Life (Years) (1)		Yield	Life (Years) (1)
Assets
Non-Agency VIEs	$1,354,336	4.07%	6.36	$813,383	3.96%	4.50
Agency-Eligible VIEs	431,017	3.24%	8.43	—	—%	—
RPL/NPL VIEs	320,219	5.92%	7.76	344,751	5.90%	7.17
Securitized residential mortgage loans, at fair value	$2,105,572			$1,158,134
Restricted cash	1,450			1,467
Other assets	9,896			6,457
Total Assets	$2,116,918			$1,166,058

Liabilities
Non-Agency VIEs	$1,228,382	2.49%	3.69	$746,970	1.63%	2.36
Agency-Eligible VIEs	399,128	2.81%	8.10	—	—%	—
RPL/NPL VIEs	232,407	3.09%	2.65	252,245	3.06%	3.75
Securitized debt, at fair value (2)	$1,859,917			$999,215
Financing arrangements (3)	125,533			71,308
Other liabilities	4,283			1,543
Total Liabilities	$1,989,733			$1,072,066

Total Equity	$127,185			$93,992
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

Commercial loans

As of March 31, 2022 and December 31, 2021, the Company did not hold any commercial loans.

During the first quarter of 2021, the Company sold two commercial loans for total proceeds of $74.3 million, recording realized losses of $2.9 million. During the third quarter of 2021, the Company's two remaining commercial loans were repaid in full for total proceeds of $74.1 million, recording realized gains of $0.4 million. In connection with the repayment of one of these loans, the Company received $3.0 million of deferred interest for the 12-month period following a loan modification entered into with the borrower during the fourth quarter of 2020.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2022
4. Real Estate Securities

The following tables detail the Company’s real estate securities portfolio as of March 31, 2022 and December 31, 2021 ($ in thousands). The gross unrealized gains/(losses) in the tables below represent inception to date unrealized gains/(losses).

March 31, 2022	Current Face	Premium / (Discount)	Amortized Cost	Gross Unrealized			Weighted Average
				Gains	Losses	Fair Value	Coupon (1)	Yield
Agency RMBS
30 Year Fixed Rate	$223,604	$6,304	$229,908	$—	$(18,059)	$211,849	2.50%	2.08%
Interest Only	103,290	(87,635)	15,655	—	(281)	15,374	3.00%	6.46%
Total Agency RMBS	326,894	(81,331)	245,563	—	(18,340)	227,223	2.66%	2.38%

Residential Securities
Non-Agency Securities (2)	14,892	(226)	14,666	—	(1,335)	13,331	4.35%	4.64%
Non-Agency RMBS Interest Only (2)	139,080	(135,779)	3,301	1,564	—	4,865	0.38%	31.33%
Re/Non-Performing Securities	616	15	631	42	(88)	585	5.25%	23.85%
Total Residential Securities	154,588	(135,990)	18,598	1,606	(1,423)	18,781	1.10%	12.15%

Total	$481,482	$(217,321)	$264,161	$1,606	$(19,763)	$246,004	2.34%	3.12%

December 31, 2021	Current Face	Premium / (Discount)	Amortized Cost	Gross Unrealized			Weighted Average
				Gains	Losses	Fair Value	Coupon (1)	Yield
Agency RMBS
30 Year Fixed Rate	$490,435	$11,927	$502,362	$—	$(6,649)	$495,713	2.18%	1.78%

Residential Securities
Non-Agency Securities (2)	14,894	(236)	14,658	—	(58)	14,600	4.36%	4.74%
Non-Agency RMBS Interest Only (2)	160,154	(156,647)	3,507	—	(112)	3,395	0.38%	10.12%
Re/Non-Performing Securities	696	(24)	672	90	—	762	5.25%	29.69%
Total Residential Securities	175,744	(156,907)	18,837	90	(170)	18,757	1.02%	6.73%

Total	$666,179	$(144,980)	$521,199	$90	$(6,819)	$514,470	1.99%	1.96%
(1)Equity residual investments with a zero coupon rate are excluded from this calculation.
(2)Comprised of Non-QM securities and Non-QM interest-only bonds.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2022
The following tables summarize the Company's real estate securities according to their projected weighted average life classifications as of March 31, 2022 and December 31, 2021 ($ in thousands).

March 31, 2022	Agency RMBS			Residential Securities
Weighted Average Life (1)	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon (2)
Less than or equal to 1 year	$—	$—	—%	$585	$631	5.25%
Greater than one year and less than or equal to five years	—	—	—%	4,865	3,301	0.38%
Greater than five years and less than or equal to ten years	227,223	245,563	2.66%	13,331	14,666	4.35%
Total	$227,223	$245,563	2.66%	$18,781	$18,598	1.10%

December 31, 2021	Agency RMBS			Residential Securities
Weighted Average Life (1)	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon (2)
Less than or equal to 1 year	$—	$—	—%	$543	$511	5.25%
Greater than one year and less than or equal to five years	—	—	—%	18,214	18,326	1.00%
Greater than five years and less than or equal to ten years	474,104	480,204	2.19%	—	—	—%
Greater than ten years	21,609	22,158	2.00%	—	—	—%
Total	$495,713	$502,362	2.18%	$18,757	$18,837	1.02%
(1)This is based on projected life. Typically, actual maturities are shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.
(2)Equity residual investments and principal only securities with a zero coupon rate are excluded from this calculation.

During the three months ended March 31, 2022 and 2021, the Company sold real estate securities, as summarized below ($ in thousands).

Three months ended	Number of Securities	Proceeds	Realized Gains	Realized Losses
March 31, 2022 (1)	13	$304,665	$568	$(17,408)
March 31, 2021	27	111,824	2,458	(2,958)
(1)Includes $107.7 million of proceeds on six security sales which were unsettled as of March 31, 2022.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2022
5. Fair value measurements

The following tables present the Company’s financial instruments measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 (in thousands).

	Fair Value at March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Securitized residential mortgage loans	$—	$—	$2,105,572	$2,105,572
Residential mortgage loans	—	847	1,166,214	1,167,061
30 Year Fixed Rate Agency RMBS	—	211,849	—	211,849
Agency Interest Only	—	15,374	—	15,374
Non-Agency RMBS (1)	—	—	13,916	13,916
Non-Agency RMBS Interest Only	—	—	4,865	4,865
Derivative assets (2)	—	71,767	—	71,767
AG Arc (3)	—	—	54,121	54,121
Total Assets Measured at Fair Value	$—	$299,837	$3,344,688	$3,644,525

Liabilities:
Securitized debt	$—	$—	$(1,859,917)	$(1,859,917)
Derivative liabilities	—	(3,313)	—	(3,313)
Total Liabilities Measured at Fair Value	$—	$(3,313)	$(1,859,917)	$(1,863,230)

	Fair value at December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Securitized residential mortgage loans	$—	$—	$1,158,134	$1,158,134
Residential mortgage loans	—	915	1,476,057	1,476,972
30 Year Fixed Rate Agency RMBS	—	495,713	—	495,713
Non-Agency RMBS (1)	—	—	15,362	15,362
Non-Agency RMBS Interest Only	—	—	3,395	3,395
Derivative assets (2)	—	19,781	—	19,781
AG Arc (3)	—	—	53,435	53,435
Total Assets Measured at Fair Value	$—	$516,409	$2,706,383	$3,222,792

Liabilities:
Securitized debt	$—	$—	$(999,215)	$(999,215)
Derivative liabilities (2)	—	(897)	(79)	(976)
Total Liabilities Measured at Fair Value	$—	$(897)	$(999,294)	$(1,000,191)
(1)Non-Agency RMBS is comprised of Non-Agency and Re/Non-Performing Securities.
(2)As of March 31, 2022, the Company applied a reduction in fair value of $63.6 million to its interest rate swap assets related to variation margin with a corresponding increase in restricted cash, net of collateral posted by the Company's derivative counterparties. As of December 31, 2021, the Company applied a reduction in fair value of $19.6 million and $0.9 million to its interest rate swap assets and liabilities, respectively, related to variation margin with a corresponding increase or decrease in restricted cash, respectively. Derivative assets and liabilities are included in the "Other assets" and "Other liabilities" line items on the consolidated balance sheets, respectively. Refer to Note 2 and Note 7 for more information on the Company's accounting policies with regard to derivatives.
(3)Refer to Note 2 for more information on the Company's accounting policies with regard to AG Arc. The table above includes the Company's investment in AG Arc, which is included in its "Investments in debt and equity of affiliates" line item on the consolidated balance sheets, as the Company has chosen to elect the fair value option with respect to its investment pursuant to ASC 825.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2022
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

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the three months ended March 31, 2022 and 2021.

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
March 31, 2022
The following tables present additional information about the Company’s assets and liabilities which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value.

Three Months Ended March 31, 2022 (in thousands)
	Residential Mortgage Loans (1)	Non-Agency RMBS	Non-Agency RMBS Interest Only	AG Arc	Securitized debt	Derivative liabilities
Beginning balance	$2,634,191	$15,362	$3,395	$53,435	$(999,215)	$(79)
Purchases	944,630	—	—	—	—	—
Issuances of Securitized Debt	—	—	—	—	(1,074,852)	—
Proceeds from settlement	(146,388)	(78)	—	—	116,866	—
Total net gains/(losses) (2)
Included in net income	(160,647)	(1,368)	1,470	686	97,284	79
Ending Balance	$3,271,786	$13,916	$4,865	$54,121	$(1,859,917)	$—

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of March 31, 2022 (3)	$(161,896)	$(1,368)	$1,470	$686	$97,284	$—
(1) Includes Securitized residential mortgage loans.
(2) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Net unrealized gain/(loss)	$(63,095)
Net realized gain/(loss)	(87)
Equity in earnings/(loss) from affiliates	686
Total	$(62,496)
(3) Unrealized gains/(losses) are recorded in the following line items in the consolidated statement of operations:
Net unrealized gain/(loss)	$(64,510)
Equity in earnings/(loss) from affiliates	686
Total	$(63,824)

Three Months Ended March 31, 2021 (in thousands)
	Residential Mortgage Loans (1)	Non-Agency RMBS	Commercial Loans	Excess Mortgage Servicing Rights	AG Arc	Securitized debt
Beginning balance	$433,307	$3,100	$125,508	$3,158	$45,341	$(355,159)
Transfers (2):
Transfers out of level 3	—	(1,499)	—	—	—	—
Purchases	208,060	—	3,669	—	—	—
Proceeds from sales of assets	—	—	(74,342)	—	—	—
Proceeds from settlement	(12,294)	(32)	(195)	—	—	12,777
Total net gains/(losses) (3)
Included in net income	11,666	72	3,569	(158)	6,797	(2,047)
Ending Balance	$640,739	$1,641	$58,209	$3,000	$52,138	$(344,429)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of March 31, 2021 (4)	$11,761	$72	$738	$(158)	$6,797	$(2,047)
(1) Includes Securitized residential mortgage loans.
(2) Transfers are assumed to occur at the beginning of the period. During the three months ended March 31, 2021, the Company transferred one Non-Agency RMBS into the Level 2 category from the Level 3 category under the fair value hierarchy of ASC 820.
(3) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Net unrealized gain/(loss)	$16,101
Net realized gain/(loss)	(2,999)
Equity in earnings/(loss) from affiliates	6,797
Total	$19,899
(4) Unrealized gains/(losses) are recorded in the following line items in the consolidated statement of operations:
Net unrealized gain/(loss)	$10,366
Equity in earnings/(loss) from affiliates	6,797
Total	$17,163

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2022
The following tables present a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of investments for which the Company has utilized Level 3 inputs to determine fair value.

Asset Class	Fair Value at March 31, 2022 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
			Yield	4.17% - 13.00% (4.75%)
Securitized residential mortgage loans	$2,105,572	Discounted Cash Flow	Projected Collateral Prepayments	4.02% - 8.64% (7.87%)
			Projected Collateral Losses	0.07% - 4.35% (0.43%)
			Projected Collateral Severities	-19.96% - 26.35% (12.28%)
			Yield	3.93% - 7.50% (4.51%)
Residential mortgage loans	$1,162,316	Discounted Cash Flow	Projected Collateral Prepayments	0.00% - 21.97% (12.81%)
			Projected Collateral Losses	0.00% - 18.14% (0.26%)
			Projected Collateral Severities	-15.18% - 10.00% (9.87%)
	$3,898	Consensus Pricing	Offered Quotes	91.82 - 112.22 (102.04)
			Yield	4.83% - 8.68% (6.44%)
Non-Agency RMBS	$13,916	Discounted Cash Flow	Projected Collateral Prepayments	10.59% - 10.59% (10.59%)
			Projected Collateral Losses	0.24% - 0.24% (0.24%)
			Projected Collateral Severities	10.00% - 10.00% (10.00%)
			Yield	10.00% - 12.50% (12.11%)
Non-Agency RMBS Interest Only	$4,865	Discounted Cash Flow	Projected Collateral Prepayments	10.59% - 10.59% (10.59%)
			Projected Collateral Losses	0.24% - 0.24% (0.24%)
			Projected Collateral Severities	10.00% - 10.00% (10.00%)
AG Arc	$54,121	Comparable Multiple	Book Value Multiple	1.01x - 1.01x (1.01x)

Liability Class	Fair Value at March 31, 2022 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
			Yield	3.75% - 6.42% (4.16%)
Securitized debt	$(1,859,917)	Discounted Cash Flow	Projected Collateral Prepayments	5.80% - 14.26% (8.51%)
			Projected Collateral Losses	0.07% - 2.41% (0.40%)
			Projected Collateral Severities	3.73% - 15.00% (12.44%)
(1)Amounts are weighted based on fair value.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2022

Asset Class	Fair Value at December 31, 2021 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
			Yield	2.26% - 13.00% (3.12%)
Securitized residential mortgage loans	$1,158,134	Discounted Cash Flow	Projected Collateral Prepayments	4.75% - 11.05% (9.51%)
			Projected Collateral Losses	0.38% - 4.40% (0.83%)
			Projected Collateral Severities	-18.08% - 29.11% (10.10%)
			Yield	2.77% - 7.50% (3.37%)
Residential mortgage loans	$1,465,523	Discounted Cash Flow	Projected Collateral Prepayments	0.00% - 25.89% (15.28%)
			Projected Collateral Losses	0.00% - 15.37% (0.30%)
			Projected Collateral Severities	-14.86% - 10.00% (9.97%)
	$4,405	Consensus Pricing	Broker Quotes	88.57 - 112.89 (102.59)
	$6,129	Recent Transaction	Cost	N/A
			Yield	3.42% - 15.00% (5.32%)
Non-Agency RMBS	$15,362	Discounted Cash Flow	Projected Collateral Prepayments	5.70% - 12.99% (12.63%)
			Projected Collateral Losses	0.23% - 2.66% (0.35%)
			Projected Collateral Severities	-43.98% - 10.00% (7.32%)
			Yield	10.00% - 12.50% (12.10%)
Non-Agency RMBS Interest Only	$3,395	Discounted Cash Flow	Projected Collateral Prepayments	12.99% - 12.99% (12.99%)
			Projected Collateral Losses	0.23% - 0.23% (0.23%)
			Projected Collateral Severities	10.00% - 10.00% (10.00%)
AG Arc	$53,435	Comparable Multiple	Book Value Multiple	1.06x - 1.06x (1.06x)

Liability Class	Fair Value at December 31, 2021 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
			Yield	1.56% - 4.49% (2.15%)
Securitized debt	$(999,215)	Discounted Cash Flow	Projected Collateral Prepayments	5.86% - 11.05% (9.66%)
			Projected Collateral Losses	0.38% - 2.93% (0.83%)
			Projected Collateral Severities	6.36% - 12.89% (10.15%)
			Yield	3.02% - 3.11% (3.03%)
Derivative liabilities	$(79)	Discounted Cash Flow	Projected Collateral Prepayments	14.08% - 15.14% (14.23%)
			Projected Collateral Losses	0.15% - 0.20% (0.15%)
			Projected Collateral Severities	10.00% - 10.00% (10.00%)
			Pull Through Percentages	90.00% - 95.00% (90.69%)
(1)Amounts are weighted based on fair value.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2022
6. Financing arrangements

The following table presents a summary of the Company's financing arrangements as of March 31, 2022 and December 31, 2021 ($ in thousands).

	March 31, 2022						December 31, 2021
			Weighted Average		Collateral (1)(2)
Repurchase Agreements	Carrying Value	Stated Maturity	Funding Cost	Life (Years)	Amortized Cost Basis	Fair Value	Carrying Value
Securitized residential mortgage loans (3)	$125,533	Apr 2022 to June 2022	1.94%	0.10	$207,014	$208,312	$71,308
Residential mortgage loans (4)(5)	1,035,248	July 2022 to Mar 2023	2.21%	0.83	1,193,987	1,160,870	1,286,287
Agency RMBS (6)	240,653	Apr 2022	0.39%	0.03	268,540	247,462	409,935
Non-Agency RMBS	10,059	Apr 2022	1.87%	0.04	17,967	18,196	10,213
Total Financing Arrangements	$1,411,493		1.87%	0.62	$1,687,508	$1,634,840	$1,777,743
(1)The Company also had $5.4 million and $5.0 million of cash pledged under repurchase agreements as of March 31, 2022 and December 31, 2021, respectively.
(2)Under the terms of the Company’s financing agreements, the Company's financing counterparties may, in certain cases, sell or re-hypothecate the pledged collateral.
(3)Amounts pledged as collateral under Securitized residential mortgage loans include certain of the Company's retained interests in securitizations. Refer to Note 3 for more information on the Residential Mortgage Loan VIEs.
(4)The Company's Residential mortgage loan financing arrangements include a maximum uncommitted borrowing capacity of $2.3 billion on facilities used to finance Non-Agency and Agency-Eligible Loans.
(5)The funding cost includes deferred financing costs. The weighted average stated rate on the Residential mortgage loans repurchase agreements was 2.14% as of March 31, 2022.
(6)As of March 31, 2022, financing arrangements on Agency RMBS included $66.4 million of repurchase agreements on unsettled sales that subsequently settled in April 2022.

The following table presents contractual maturity information about the Company's borrowings under financing arrangements as of March 31, 2022 ($ in thousands).

Repurchase Agreements	Within 30 Days	Over 30 Days to 3 Months	Over 3 Months to 12 Months	Total
Securitized residential mortgage loans	$79,123	$46,410	$—	$125,533
Residential mortgage loans	—	—	1,035,248	1,035,248
Agency RMBS	240,653	—	—	240,653
Non-Agency RMBS	10,059	—	—	10,059
Total Financing Arrangements	$329,835	$46,410	$1,035,248	$1,411,493

Counterparties

The Company had exposure to five counterparties as of March 31, 2022 and December 31, 2021.

The following tables present information as of March 31, 2022 and December 31, 2021 with respect to each counterparty that provides the Company with financing for which the Company had greater than 5% of its stockholders’ equity at risk, excluding stockholders’ equity at risk under financing through affiliated entities ($ in thousands).

	March 31, 2022			December 31, 2021
Counterparty	Stockholders' Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity	Stockholders' Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity
Credit Suisse AG, Cayman Islands Branch	$116,031	307	21.2%	$129,526	101	22.7%
Barclays Capital Inc.	70,032	253	12.8%	89,230	23	15.6%
BofA Securities, Inc.	34,279	170	6.3%	33,153	317	5.8%

Financial Covenants

The Company’s financing arrangements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each financing arrangement, typical supplemental terms include requirements of minimum equity and liquidity, leverage ratios, and performance triggers. In addition, some of the financing arrangements contain cross default features, whereby default under an agreement with one

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2022
lender simultaneously causes default under agreements with other lenders. To the extent that the Company fails to comply with the covenants contained in these financing arrangements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the associated agreement. Financings pursuant to repurchase agreements and revolving facilities are generally recourse to the Company. As of March 31, 2022, the Company is in compliance with all of its financial covenants.

7. Other assets and liabilities

The following table details certain information related to the Company's "Other assets" and "Other liabilities" line items on its consolidated balance sheet as of March 31, 2022 and December 31, 2021 (in thousands).

	March 31, 2022	December 31, 2021
Other assets
Interest receivable	$15,523	$14,263
Derivative assets, at fair value	8,171	231
Other assets	3,825	4,519
Due from broker	1,755	1,887
Total Other assets	$29,274	$20,900

Other liabilities
Due to affiliates (1)	$4,051	$4,106
Interest payable	5,292	2,925
Derivative liabilities, at fair value	3,313	92
Purchase price payable on Agency-Eligible Loans (2)	—	87
Accrued expenses	2,216	2,169
Due to broker	2	990
Total Other liabilities	$14,874	$10,369
(1)Refer to Note 10 for more information.
(2)Represents the portion of the purchase price on Agency-Eligible Loans that had not yet settled as of December 31, 2021.

Derivatives

The following table presents the fair value of the Company's derivatives and other instruments and their balance sheet location as of March 31, 2022 and December 31, 2021 (in thousands).

Derivatives and Other Instruments (1)	Balance Sheet Location	March 31, 2022	December 31, 2021
Pay Fix/Receive Float Interest Rate Swap Agreements (2)	Other assets	$1,438	$231
Long TBAs	Other liabilities	(211)	—
Short TBAs	Other assets	6,733	—
Short TBAs	Other liabilities	(3,102)	(13)
Forward Purchase Commitments	Other liabilities	—	(79)
(1)As of March 31, 2022 and December 31, 2021, all derivatives held by the Company are not designated as hedges.
(2)As of March 31, 2022, the Company applied a reduction in fair value of $63.6 million to its interest rate swap assets related to variation margin with a corresponding increase in restricted cash, net of collateral posted by the Company's derivative counterparties. As of December 31, 2021, the Company applied a reduction in fair value of $19.6 million and $0.9 million to its interest rate swap assets and liabilities, respectively, related to variation margin with a corresponding increase or decrease in restricted cash, respectively.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2022
The following table summarizes information related to derivatives and other instruments (in thousands).

Notional amount of non-hedge derivatives and other instruments:	Notional Currency	March 31, 2022	December 31, 2021
Pay Fix/Receive Float Interest Rate Swap Agreements (1)	USD	$1,419,000	$888,500
Long TBAs	USD	150,000	—
Short TBAs	USD	—	385,963
Forward Purchase Commitments	USD	—	25,292
(1)As of March 31, 2022, the Company's pay fix/receive float interest rate swaps had a weighted average pay-fixed rate of 1.27%, a weighted average receive-variable rate of 0.30%, and a weighted average years to maturity of 5.33 years. As of December 31, 2021, the Company's pay fix/receive float interest rate swaps had a weighted average pay-fixed rate of 0.85%, a weighted average receive-variable rate of 0.15%, and a weighted average years to maturity of 5.51 years.

Derivative and other instruments eligible for offset are presented gross on the consolidated balance sheets as of March 31, 2022 and December 31, 2021, if applicable. The Company has not offset or netted any derivatives or other instruments with any financial instruments or cash collateral posted or received.

The Company must post cash or securities as collateral on its derivative instruments when their fair value declines. This typically occurs when prevailing market rates change adversely, with the severity of the change also dependent on the term of the derivatives involved. The posting of collateral is generally bilateral, meaning that if the fair value of the Company’s derivatives increases, its counterparty will post collateral to it. As of March 31, 2022, the Company's restricted cash balance included $38.8 million of collateral related to certain derivatives, of which $5.4 million represents cash collateral posted by the Company and $33.4 million represents amounts related to variation margin. As of December 31, 2021, the Company's restricted cash balance included $25.7 million of collateral related to certain derivatives, of which $7.0 million represents cash collateral posted by the Company and $18.7 million represents amounts related to variation margin.

The following table summarizes gains/(losses) related to derivatives and other instruments (in thousands).

	Three Months Ended
	March 31, 2022	March 31, 2021
Included within Net unrealized gain/(loss)
Interest Rate Swaps	$46,404	$28,420
Long TBAs	(211)	—
Short TBAs	3,645	—
Forward Purchase Commitments	79	—
British Pound Futures	—	64
	49,917	28,484

Included within Net realized gain/(loss)
Interest Rate Swaps	15,707	—
Short TBAs	9,946	—
British Pound Futures	—	(165)
	25,653	(165)
Total income/(loss)	$75,570	$28,319

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2022
TBAs

The following table presents information about the Company’s TBAs for the three months ended March 31, 2022 (in thousands). The Company did not hold any TBA positions during the three months ended March 31, 2021.

	Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Net Notional Amount	Net Fair Value as of Period End	Net Receivable/(Payable) from/to Broker	Derivative Asset	Derivative Liability
Long TBAs	$—	$150,000	$—	$150,000	$150,270	$(150,481)	$—	$(211)
Short TBAs	(385,963)	1,320,852	(934,889)	—	—	3,631	6,733	(3,102)

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

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share for the three months ended March 31, 2022 and 2021 (in thousands, except per share data).

	Three Months Ended
	March 31, 2022	March 31, 2021
Numerator:
Net Income/(Loss)	$(13,202)	$43,249
Gain on Exchange Offers, net (Note 11)	—	358
Dividends on preferred stock	(4,586)	(4,924)
Net income/(loss) available to common stockholders	$(17,788)	$38,683

Denominator:
Basic weighted average common shares outstanding	23,915	14,116
Diluted weighted average common shares outstanding	23,915	14,116

Earnings/(Loss) Per Share of Common Stock
Basic	$(0.74)	$2.74
Diluted	$(0.74)	$2.74

Dividends

The following tables detail the Company's common stock dividends declared during the three months ended March 31, 2022 and 2021.

2022
Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
3/18/2022	3/31/2022	4/29/2022	$0.21

2021
Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
3/22/2021	4/1/2021	4/30/2021	$0.18

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2022
The following tables detail the Company's preferred stock dividends declared and paid during the three months ended March 31, 2022 and 2021.

2022			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	8.25% Series A	8.00% Series B	8.000% Series C
2/18/2022	2/28/2022	3/17/2022	$0.51563	$0.50	$0.50

2021			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	8.25% Series A	8.00% Series B	8.000% Series C
2/16/2021	2/26/2021	3/17/2021	$0.51563	$0.50	$0.50

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

Excise tax represents a four percent tax on the required amount of the Company’s ordinary income and net capital gains not distributed during the year. The expense is calculated in accordance with applicable tax regulations. For the three months ended March 31, 2022 and 2021, the Company did not record any excise tax expense.

The Company files tax returns in several U.S. jurisdictions. There are no ongoing U.S. federal, state or local tax examinations related to the Company.

Based on its analysis of any potential uncertain income tax positions, the Company concluded it did not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of March 31, 2022. The Company’s federal income tax returns for the last three tax years are open to examination by the Internal Revenue Service. In the event that the Company incurs income tax related interest and penalties, its policy is to classify them as a component of provision for income taxes.

10. Related party transactions

Manager

The Company has entered into a management agreement with the Manager, which provided for an initial term and will be deemed renewed automatically each year for an additional one-year period, subject to certain termination rights. The Company is externally managed and advised by the Manager. Pursuant to the terms of the management agreement, which became effective July 6, 2011 (upon the consummation of the Company’s initial public offering (the "IPO")), the Manager provides the Company with its management team, including its officers, along with appropriate support personnel. Each of the Company’s officers is an employee of Angelo Gordon. The Company does not have any employees. The Manager has delegated to Angelo Gordon the overall responsibility of its day-to-day duties and obligations arising under the Company’s management agreement. Below is a description of the fees and reimbursements provided in the management agreement.

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
March 31, 2022
Company’s independent directors and after approval by a majority of the Company’s independent directors. Stockholders’ Equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders’ equity shown on the Company’s financial statements.

For the three months ended March 31, 2022 and 2021, the Company incurred management fees of approximately $2.0 million and $1.7 million, respectively. As of March 31, 2022 and December 31, 2021, the Company recorded management fees payable of $2.0 million and $1.8 million, respectively.

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

The annual incentive fee with respect to each applicable fiscal year will be equal to 15% of the amount by which the Company's cumulative adjusted net income from the date of the Third Amendment exceeds the cumulative hurdle amount, which represents an 8% return (cumulative, but not compounding) on an equity hurdle base consisting of the sum of (i) the Company's adjusted book value (calculated in the manner described in the Company's public filings) as of October 31, 2021, (ii) $80.0 million, and (iii) the gross proceeds of any subsequent public or private common stock offerings by the Company. The annual incentive fee will be payable in cash, or, at the option of the Company's Board of Directors, shares of common stock or a combination of cash and shares.

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

Termination fee

Upon the occurrence of (i) the Company’s termination of the management agreement without cause or (ii) the Manager’s termination of the management agreement upon a breach by the Company of any material term of the management agreement, the Manager will be entitled to a termination fee equal to three times the average annual management fee during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter. As of March 31, 2022 and December 31, 2021, no event of termination of the management agreement had occurred.

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

For the three months ended March 31, 2022 and 2021, the Company has incurred $2.5 million and $1.5 million, respectively, representing a reimbursement of expenses which are recorded within the "Other operating expenses" and "Transaction related

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2022
expenses" line items on the consolidated statements of operations. As of March 31, 2022 and December 31, 2021, the Company recorded a reimbursement payable to the Manager of $1.9 million and $2.1 million, respectively.

For the year ended December 31, 2021, the Manager agreed to waive its right to receive expense reimbursements of $0.8 million. For the three months ended March 31, 2021, the Company reduced its expense reimbursement amount by $0.2 million.

Restricted stock grants

Equity Incentive Plans

Effective on April 15, 2020 upon the approval of the Company's stockholders at its 2020 annual meeting of stockholders, the 2020 Equity Incentive Plan provides for a maximum of 666,666 shares of common stock to be issued. The maximum number of shares of common stock granted during a single fiscal year to any non-employee director, taken together with any cash fees paid to such non-employee director during any fiscal year, shall not exceed $300,000 in total value (calculating the value of any such awards based on the grant date fair value). As of March 31, 2022, 591,532 shares of common stock were available to be awarded under the 2020 Equity Incentive Plan.

As of March 31, 2022, the Company has granted an aggregate of 75,134 shares of restricted common stock to its independent directors under its 2020 Equity Incentive Plan, all of which have vested.

Manager Equity Incentive Plans

Following approval of the Company's stockholders at its 2021 annual meeting of stockholders, the AG Mortgage Investment Trust, Inc. 2021 Manager Equity Incentive Plan (the "2021 Manager Plan") became effective on April 7, 2021 and provides for a maximum of 573,425 shares of common stock that may be subject to awards thereunder to the Manager. As of March 31, 2022, there were no shares or awards issued under the 2021 Manager Plan.

Director compensation

The annual base director's fee for each independent director is $150,000, $70,000 of which is payable on a quarterly basis in cash and $80,000 of which is payable on a quarterly basis in shares of restricted common stock. The number of shares of restricted common stock to be issued each quarter to each independent director is determined based on the average of the high and low prices of the Company’s common stock on the New York Stock Exchange on the last trading day of each fiscal quarter. To the extent that any fractional shares would otherwise be issuable and payable to each independent director, a cash payment is made to each independent director in lieu of any fractional shares. All directors’ fees are paid pro rata (and restricted stock grants determined) on a quarterly basis in arrears, and shares issued are fully vested and non-forfeitable. These shares may not be sold or transferred by such director during the time of their service as an independent member of the Company’s board. As of March 31, 2022, the Company's Board of Directors consisted of four independent directors.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2022

The below table reconciles the fair value of investments to the "Investments in debt and equity of affiliates" line item on the Company's consolidated balance sheets as of March 31, 2022 and December 31, 2021 (in thousands).

	March 31, 2022			December 31, 2021
	Assets	Liabilities	Equity	Assets	Liabilities	Equity
MATT Non-QM Loans	$41,270	$(28,086)	$13,184	$45,837	$(30,471)	$15,366
Land Related Financing	13,569	—	13,569	16,891	—	16,891
Re/Non-Performing Loans	8,045	(5,408)	2,637	9,298	(5,538)	3,760
Total Residential Investments	62,884	(33,494)	29,390	72,026	(36,009)	36,017

AG Arc, at fair value	54,121	—	54,121	53,435	—	53,435

Cash and Other assets/(liabilities)	4,340	(765)	3,575	3,698	(1,127)	2,571

Investments in debt and equity of affiliates	$121,345	$(34,259)	$87,086	$129,159	$(37,136)	$92,023

The below table reconciles the net income/(loss) to the "Equity in earnings/(loss) from affiliates" line item on the Company's consolidated statements of operations for the three months ended March 31, 2022 and 2021 (in thousands).

	Three Months Ended
	March 31, 2022	March 31, 2021
MATT Non-QM Loans	$(889)	$14,646
Land Related Financing	502	710
Re/Non-Performing Loans	3	4,623
AG Arc (1)	(1,670)	6,340
Other	—	17
Equity in earnings/(loss) from affiliates	$(2,054)	$26,336
(1)The earnings/(loss) at AG Arc during the three months ended March 31, 2022 were primarily the result of $3.1 million related to changes in the fair value of the MSR portfolio held by Arc Home, offset by $(2.4) million of losses related to Arc Home's lending and servicing operations. Earnings/(loss) recognized by AG Arc do not include the Company's portion of gains recorded by Arc Home in connection with the sale of residential mortgage loans to the Company. For the three months ended March 31, 2022 and 2021, we eliminated $2.4 million and $0.5 million of intra-entity profits recognized by Arc Home, respectively, and also decreased the cost basis of the underlying loans the Company purchased by the same amount, respectively. Refer to Note 2 for more information on this accounting policy.

Transactions with affiliates

Transactions with Red Creek Asset Management LLC

In connection with the Company’s investments in residential mortgage loans, the Company engages asset managers to provide advisory, consultation, asset management and other services. The Company engaged Red Creek Asset Management LLC ("Asset Manager"), a related party of the Manager and direct subsidiary of Angelo Gordon, as the asset manager for certain of its residential mortgage loans. The Company pays the Asset Manager separate arm’s-length asset management fees as assessed periodically by a third-party valuation firm. The fees paid by the Company to the Asset Manager totaled $0.6 million for the three months ended March 31, 2022 and 2021. As of March 31, 2022 and December 31, 2021, the Company recorded asset management fees payable of $0.2 million and $0.2 million, respectively.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2022
Transactions with Arc Home

Arc Home may sell loans to the Company, third-parties, or affiliates of the Manager. The below table details the unpaid principal balance of Non-Agency Loans and Agency-Eligible Loans sold to the Company and a private fund under the management of Angelo Gordon during the three months ended March 31, 2022 and 2021 (in thousands).

	Three Months Ended
	March 31, 2022	March 31, 2021
Residential mortgage loans sold to the Company	$377,832	$57,665
Residential mortgage loans sold to private funds under the management of Angelo Gordon	125,702	76,829

Arc Home may also enter into agreements with third-parties or affiliates of the Manager to sell rights to receive the excess servicing spread related to MSRs that it either purchases from third-parties or originates. The Company, directly or through its subsidiaries, previously entered into agreements with Arc Home to purchase rights to receive the excess servicing spread related to certain of Arc Home's MSRs, all of which were sold during 2021 as detailed below.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2022
Transactions under the Company's Affiliated Transaction Policy

The below table details transactions where the Company purchased or sold assets from or to an affiliate of the Manager, respectively ($ in millions). The transactions were executed in accordance with the Company's Affiliated Transaction Policy.

Date	Transaction	Fair value (1)	Pricing methodology
March 2021	Sale of real estate securities	$6.9	Competitive bidding process (2)
April 2021	Sale of real estate securities	16.8	Third party pricing vendors (3)
July 2021	Sale of real estate securities	17.6	Competitive bidding process (2)
October 2021	Purchase of real estate securities (4)	3.5	Third party pricing vendors (3)
November 2021	Purchase of residential mortgage loans (5)	181.8	Third party pricing vendors (3)
(1)As of the transaction date.
(2)The affiliate submitted an offer to purchase the securities from the Company in a competitive bidding process, which allowed the Company to confirm third-party market pricing and best execution.
(3)Pricing was based on valuations prepared by third-party pricing vendors in accordance with the Company's policy.
(4)The Company purchased the real estate securities through one of its unconsolidated affiliated entities.
(5)MATT exercised its call rights on two securitization trusts in which it held interests in the subordinate tranches. Upon exercising its call rights and acquiring the remaining residential mortgage loans within the trusts, MATT sold the loans to the Company and a private fund under the management of Angelo Gordon in accordance with the Company’s Affiliated Transactions Policy. As of the date of the transaction, the residential mortgage loans sold to the private fund had a total fair value of $183.6 million.

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

Stock repurchase programs

On November 3, 2015, the Company’s Board of Directors authorized a stock repurchase program ("Repurchase Program") to repurchase up to $25.0 million of the Company's outstanding common stock. Such authorization does not have an expiration date. As part of the Repurchase Program, shares may be purchased in open market transactions, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. Open market repurchases will be made in accordance with Exchange Act Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of open market stock repurchases. Subject to applicable securities laws, the timing, manner, price and amount of any repurchases of common stock under the Repurchase Program may be determined by the Company in its discretion, using available cash resources. Shares of common stock repurchased by the Company under the Repurchase Program, if any, will be cancelled and, until reissued by the Company, will be deemed to be authorized but unissued shares of its common stock as required by Maryland law. The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice and the authorization does not obligate the Company to acquire any particular amount of common stock. The cost of the acquisition by the Company of shares of its own stock in excess of the aggregate par value of the shares first reduces additional paid-in capital, to the extent available, with any residual cost applied against retained earnings. No shares were repurchased under the Repurchase Program during the three months ended March 31, 2022 and 2021. Approximately $11.0 million of common stock remained authorized for future share repurchases under the Repurchase Program as of March 31, 2022.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2022
On February 22, 2021, the Company's Board of Directors authorized a stock repurchase program (the "Preferred Repurchase Program") pursuant to which the Company's Board of Directors granted a repurchase authorization to acquire shares of its Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock having an aggregate value of up to $20.0 million. No share repurchases under the Preferred Repurchase Program have been made since its authorization.

Equity distribution agreements

On May 5, 2017, the Company entered into an equity distribution agreement with each of Credit Suisse Securities (USA) LLC and JMP Securities LLC (collectively, the "Sales Agents"), which the Company refers to as the "Equity Distribution Agreements," pursuant to which the Company may sell up to $100.0 million aggregate offering price of shares of its common stock from time to time through the Sales Agents under the Securities Act of 1933. For the three months ended March 31, 2022, the Company did not issue any shares of common stock under the Equity Distribution Agreements. For the three months ended March 31, 2021, the Company sold 0.7 million shares of common stock under the Equity Distribution Agreements for net proceeds of approximately $10.0 million. Since inception of the program, the Company has issued approximately 2.2 million shares of common stock under the Equity Distribution Agreements for gross proceeds of $48.3 million.

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

Common stock offering

On November 22, 2021, the Company completed a public offering of 7.0 million shares of its common stock and subsequently issued an additional 1.1 million shares pursuant to the underwriters' exercise of their over-allotment option at a price of $9.98 per share. Net proceeds to the Company from the offering were approximately $80.0 million, after deducting offering expenses.

Preferred stock

The Company is authorized to designate and issue up to 50.0 million shares of preferred stock, par value $0.01 per share, in one or more classes or series. As of March 31, 2022 and December 31, 2021, there were 1.7 million, 3.7 million, and 3.7 million of Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock, respectively, issued and outstanding.

The following table includes a summary of preferred stock issued and outstanding as of March 31, 2022 ($ and shares in thousands).

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
(3)The initial dividend rate for the Series C Preferred Stock, from and including the date of original issue to, but not including, September 17, 2024, is 8.000% per annum of the $25.00 per share liquidation preference. On and after September 17, 2024, dividends on the Series C Preferred Stock will accumulate at a percentage of the $25.00 liquidation preference equal to an annual floating rate of the then three-month LIBOR (or as replaced by the existing LIBOR cessation fallback language) plus a spread of 6.476% per annum.
(4)Dividends are payable quarterly in arrears on the 17th day of each March, June, September and December and holders are entitled to receive cumulative cash dividends at the respective state rate per annum before holders of common stock are entitled to receive any cash dividends.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2022

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

Exchange offers

The below details privately negotiated exchange agreements with existing holders of the Company's preferred shares exchanged for common shares during 2021. The Company did not complete any exchange offers during the three months ended March 31, 2022. Subsequent to each transaction, the Preferred Stock exchanged pursuant to the exchange agreement was reclassified as authorized but unissued shares of preferred stock without designation as to class or series ($ in thousands).

	Preferred Shares Exchanged
Date	Shares of Series A Preferred Stock	Shares of Series B Preferred Stock	Shares of Series C Preferred Stock	Total Preferred Stock Par Value	Common Shares Exchanged
March 17, 2021	153,325	350,609	—	$12,598	937,462
June 14, 2021	—	86,478	154,383	6,022	429,802

12. Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2022, the Company was not involved in any material legal proceedings.

The below table details the Company's outstanding commitments as of March 31, 2022 (in thousands).

Commitment type	Date of Commitment	Total Commitment	Funded Commitment	Remaining Commitment
Land Related Financing (1)	Various	$17,640	$13,569	$4,071
MATT Non-QM Loans (1)	January 28, 2022	15,607	—	15,607
Total		$33,247	$13,569	$19,678
(1)Refer to Note 2 and Note 10 "Investments in debt and equity of affiliates" for more information regarding LOTS and MATH.

13. Subsequent Events

The Company executed a rated Agency-Eligible securitization, in which loans with a fair value of $398.7 million were securitized. The securitization converted financing from recourse financing with mark-to-market margin calls to non-recourse financing without mark-to-market margin calls.

The Company announced that on May 2, 2022 its Board of Directors declared second quarter 2022 preferred stock dividends on its Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock in the amount of $0.51563, $0.50 and $0.50 per share, respectively. The dividends will be paid on June 17, 2022 to holders of record on May 31, 2022.

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

The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes to our consolidated financial statements, which are included in Item 1 of this report, as well as the information contained in our Annual Report on Form 10-K for the year ended December 31, 2021, and any subsequent filings.

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
•our ability to maintain our qualification as a REIT for federal tax purposes; and
•our ability to qualify for an exemption from registration under the Investment Company Act of 1940, as amended (the "Investment Company Act").

We caution investors not to rely unduly on any forward-looking statements, which speak only as of the date made, and urge you to carefully consider the risks noted above and identified under the captions "Risk Factors," and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2021 and any subsequent filings. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements that we make, or that are attributable to us, are expressly qualified by this cautionary notice.

Executive Summary

During the first quarter of 2022, we continued to grow our portfolio of newly-originated residential mortgage loans and increase our pace of securitization activity in order to obtain long-term, non-recourse financing without mark-to-market margin calls. We also reduced our exposure to Agency RMBS and ended the quarter with $137.9 million of liquidity to provide for continued growth and execution of our business strategy. Total liquidity consisted of $50.5 million of cash, $48.5 million of unencumbered Agency RMBS that we held as of quarter end, and $38.9 million of unencumbered Agency RMBS which we sold during March 2022, but which settled in April 2022. See below for detail on these activities during the first quarter 2022.

Investment Activity

•Purchased Non-Agency Loans with a fair value of $604.6 million, $329.2 million of which were purchased from Arc Home, our residential mortgage loan originator in which we own an approximate 44.6% interest; and
•Purchased Agency-Eligible Loans with a fair value of $343.3 million, $57.3 million of which were purchased from Arc Home.

Financing Activity

•Executed three rated securitizations converting financing from recourse financing with mark-to-market margin calls to non-recourse financing without mark-to-market margin calls;
◦Securitized Non-Agency Loans with a total unpaid principal balance of $681.8 million;
◦Securitized Agency-Eligible Loans with a total unpaid principal balance of $464.3 million; and
•Subsequent to quarter end, executed our second rated securitization of Agency-Eligible Loans, in which loans with an unpaid principal balance of $425.5 million were securitized.

Our company

We are a residential mortgage REIT with a focus on investing in a diversified risk-adjusted portfolio of residential mortgage-related assets in the U.S. mortgage market. Our objective is to provide attractive risk-adjusted returns to our stockholders over the long-term, primarily through dividends and capital appreciation.

We focus our investment activities primarily on acquiring and securitizing newly-originated residential mortgage loans within the growing non-agency segment of the housing market. We obtain our assets through Arc Home, LLC ("Arc Home"), our residential mortgage loan originator in which we own an approximate 44.6% interest, and through other third-party origination partners. We finance our acquired loans through various financing lines on a short-term basis and utilize Angelo, Gordon & Co., L.P.'s ("Angelo Gordon") proprietary securitization platform to secure long-term, non-recourse, non-mark-to-market financing as market conditions permit. Through our ownership in Arc Home, we also have exposure to mortgage banking activities. Arc Home is a multi-channel licensed mortgage originator and servicer primarily engaged in the business of originating and selling residential mortgage loans while retaining the mortgage servicing rights associated with certain loans that it originates.

Our investment portfolio (which excludes our ownership in Arc Home) includes Residential Investments and Agency RMBS. Currently, our Residential Investments primarily consist of newly originated Non-Agency Loans and Agency-Eligible Loans, which we refer to as our target assets. In addition, we may also invest in other types of residential mortgage loans and other mortgage related assets. As of March 31, 2022, the Company's investment portfolio consisted of the following:

Asset Class	Description
Target Assets
Non-Agency Loans
•Non-Agency Loans are loans that do not conform to the underwriting guidelines of a government-sponsored enterprise ("GSE"). Non-Agency Loans consist of Qualified mortgage loans ("QM Loans") and Non-Qualified mortgage loans ("Non-QM Loans"). QM Loans are residential mortgage loans that comply with the Ability-To-Repay rules and related guidelines of the Consumer Finance Protection Bureau ("CFPB"). Non-QM Loans are residential mortgage loans that do not satisfy the requirements for QM Loans and are therefore not deemed to be a "qualified mortgage," under the rules of the CFPB.
◦Non-Agency Loans are either held directly by us or held indirectly through our investment in Mortgage Acquisition Trust I LLC ("MATT").
◦Non-Agency Loans held directly are included in the "Residential mortgage loans, at fair value" or the "Securitized residential mortgage loans, at fair value" line items on our consolidated balance sheets.
◦Non-Agency Loans held indirectly through MATT are included in the "Investments in debt and equity of affiliates" line item on our consolidated balance sheets.
◦Certain retained tranches from unconsolidated Non-Agency Loan securitizations are included in the "Real estate securities, at fair value" line item on our consolidated balance sheets.

Agency-Eligible Loans
•Agency-Eligible Loans are loans that are underwritten in accordance with GSE guidelines and are primarily secured by investment properties.
◦Agency-Eligible Loans held directly are included in the "Residential mortgage loans, at fair value" or the "Securitized residential mortgage loans, at fair value" line items on our consolidated balance sheets.

Other Residential Mortgage Related Assets
Re/Non-Performing Loans
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

Market conditions

During the first quarter 2022, the financial markets were generally weaker and volatile amid the Federal Reserve rate-hike cycle, high inflation readings, the Ukraine-Russia war and the uncertainty as to whether the Federal Reserve can formulate and implement monetary policy that will avoid recession and generate a so called soft landing for the economy. Notwithstanding the macro environment, mortgage fundamentals continued to be favorable, and some signs of normalization to pre-pandemic levels continued to emerge. Prepayment speeds have declined and were 10% to 20% higher than pre-pandemic levels after having been as much as 150% higher. The overall forbearance rate in the mortgage market continued to fall, and servicers began offering more modifications to cure delinquent statuses. The latest reading from the S&P/CoreLogic Case-Shiller index showed home prices increased by 19.2% year over year in January 2022, while the CoreLogic Home Price Index rose 20% in February 2022. Limited availability of homes against fundamentally strong housing demand has been a driving factor for persistent home price appreciation.

Non-Agency Loans and Securitizations: Expectations for the Federal Reserve to begin a cycle of tightening drove benchmark rates as well as credit spreads considerably higher throughout the quarter. Generic new issue AAA Non-QM yields ended the quarter slightly above 4% compared to being just under 2% to at the end of 2021. Credit spreads began the quarter approximately 100 basis points over benchmark rates and widened out steadily before finding some stability in the final weeks of the quarter, settling in at approximately 175 basis points over benchmark rates. Originators and whole loan pricing were similarly negatively affected as mortgage rates rose materially where the Freddie Mac Primary Mortgage Market Survey ended 2021 at 3.11% and rose to 4.67% by March 31, 2022. Some newly originated loan packages transacted in the quarter were priced at a discount as consumers were able to lock in lower interest rates prior to the recent increase experienced in the market. Non-QM loans were hit particularly hard as securitization remains the primary means for monetization, whereas alternative sources of liquidity exists for other sectors through outlets such as the GSEs or banks.

Agency RMBS: Nominal spreads on Agency MBS finally capitulated to the Federal Reserve’s recent focus on the rate-hike cycle with the spreads between current coupon and a blend of 5-year and 10-year US Treasury yields widening by roughly 40bps to levels not seen since 2014 outside of March of 2020. While origination has fallen materially with the move in rates, significant rate volatility and uncertainty over the path of the Federal Reserve’s balance sheet reduction, with talk of outright sales of MBS, has reduced demand sharply from investors. Spreads now incorporate an elevated risk premium, but continued uncertainty and rate volatility pose headwinds to a recovery near-term.

Non-Agency RMBS: Spreads for securitized residential debt sectors were wider, sometimes sharply, during the first quarter amid broad-based risk-off sentiment and risk-free rate increase that occupied much of the tone to start the year. Credit risk transfer ("CRT") tranches were as much 200 to 300 basis points wider to end the quarter. As the quarter turned, CRT spreads started to reverse course as risk appetite increased with new issuances several times oversubscribed owing to relative value against corporate credit and additional demand generated by new investors to the CRT market. Other mortgage credit sectors also widened during the quarter. Seasoned RMBS widened by 80 basis points to around 200 to 230 basis points, and AAA rated tranches of Non-QM transactions also widened by 80 basis points to 170 basis points. Quarterly new issuance of RMBS rose 24% year-over-year to $51 billion in the first quarter on higher Non-QM, CRT and agency-eligible issuance, and compared to the fourth quarter, RMBS new issuance was a little lower, falling from $64 billion at the end of 2021. Non-QM and Jumbo loans were the most active sectors during the first quarter, at $12.6 billion and $11.3 billion, respectively, followed by CRT at $9.1 billion.

In light of various market uncertainties, such as uncertainties of the COVID-19 pandemic for the U.S. and global economy, geopolitical risks and interest rate volatility, there can be no assurance that the trends and conditions described above will not change in a manner materially adverse to the mortgage REIT industry and/or our Company.

Presentation of investment, financing and hedging activities

In the "Investment activities," "Financing activities," "Hedging activities," and "Liquidity and capital resources" sections of this Item 2, we present information on our investment portfolio and the related financing arrangements inclusive of unconsolidated ownership interests in affiliates that are accounted for under GAAP using the equity method. Our investment portfolio excludes our investment in Arc Home.

Our investment portfolio and the related financing arrangements are presented along with a reconciliation to GAAP. This presentation of our investment portfolio is consistent with how our management team evaluates the business, and we believe this presentation, when considered with the GAAP presentation, provides supplemental information useful for investors in evaluating our investment portfolio and financial condition. See Notes 2 and 10 to the "Notes to Consolidated Financial Statements (unaudited)" for a discussion of investments in debt and equity of affiliates. See below for further terms used when describing our investment portfolio.

•Our "Investment portfolio" includes our Residential Investments and Agency RMBS, inclusive of TBAs.
•Our "Residential Investments" refer to our residential mortgage loans and Non-Agency RMBS.
◦"Residential mortgage loans" or "Loans" refer to our Non-Agency Loans, Agency-Eligible Loans, and Re/Non-Performing Loans (exclusive of retained tranches from unconsolidated securitizations) and Land Related Financing.
◦"Non-Agency RMBS" refer to the retained tranches from unconsolidated securitizations of Non-Agency Loans and Re/Non-Performing Loans.
•"Real estate securities" refers to our Non-Agency RMBS and Agency RMBS, inclusive of TBAs.
•Our "GAAP Investment portfolio" includes our GAAP Residential Investments and Agency RMBS.
•Our "GAAP Residential Investments" refer to our Residential Investments exclusive of all investments held within affiliated entities.

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

Although market conditions have improved, the COVID-19 pandemic is ongoing with new variants emerging despite growing vaccination rates. As a result, the full impact of COVID-19 (including the impact of any significant variants) on the mortgage REIT industry, credit markets, and, consequently, on our financial condition and results of operations for future periods remains uncertain. Future developments with respect to the COVID-19 pandemic, including among others, the emergence of new variants, the effectiveness and durability of current vaccines and government stimulus measures, could materially and adversely affect our business, operations, operating results, financial condition, liquidity, or capital levels.

Results of Operations

Our operating results can be affected by a number of factors and primarily depend on the size and composition of our investment portfolio, the level of our net interest income, the fair value of our assets and the supply of, and demand for, our investments in residential mortgage loans in the marketplace, among other things, which can be impacted by unanticipated credit events, such as defaults, liquidations or delinquencies, experienced by borrowers whose residential mortgage loans are included in our investment portfolio and other unanticipated events in our markets. Our primary source of net income or loss available to common stockholders is our net interest income, less our cost of hedging, which represents the difference between the interest earned on our investment portfolio and the costs of financing and economic hedges in place on our investment portfolio, as well as any income or losses from our equity investments in affiliates.

Three Months Ended March 31, 2022 compared to the Three Months Ended March 31, 2021

The table below presents certain information from our consolidated statements of operations for the three months ended March 31, 2022 and 2021 (in thousands).

	Three Months Ended
	March 31, 2022	March 31, 2021	Increase/(Decrease)
Statement of Operations Data:
Net Interest Income
Interest income	$33,417	$12,119	$21,298
Interest expense	16,122	4,061	12,061
Total Net Interest Income	17,295	8,058	9,237

Other Income/(Loss)
Net interest component of interest rate swaps	(2,270)	(741)	(1,529)
Net realized gain/(loss)	8,783	(4,038)	12,821
Net unrealized gain/(loss)	(22,420)	19,849	(42,269)
Other income/(loss), net	—	37	(37)
Total Other Income/(Loss)	(15,907)	15,107	(31,014)

Expenses
Management fee to affiliate	1,962	1,654	308
Other operating expenses	3,688	4,150	(462)
Transaction related expenses	5,879	(167)	6,046
Servicing fees	1,007	615	392
Total Expenses	12,536	6,252	6,284

Income/(loss) before equity in earnings/(loss) from affiliates	(11,148)	16,913	(28,061)

Equity in earnings/(loss) from affiliates	(2,054)	26,336	(28,390)
Net Income/(Loss)	(13,202)	43,249	(56,451)

Gain on Exchange Offers, net	—	358	(358)
Dividends on preferred stock	(4,586)	(4,924)	338

Net Income/(Loss) Available to Common Stockholders	$(17,788)	$38,683	$(56,471)

Interest income

Interest income is calculated using the effective interest method for our GAAP investment portfolio.

Interest income increased from March 31, 2021 to March 31, 2022 primarily due to an increase in the size of our portfolio. The weighted average amortized cost of our GAAP investment portfolio increased by $2.0 billion from $1.4 billion for the three months ended March 31, 2021 to $3.4 billion for the three months ended March 31, 2022. The increase was primarily driven by purchases of Non-Agency Loans and Agency-Eligible Loans during the period. This increase was coupled with an increase of 0.59% in the weighted average yield of our GAAP investment portfolio from 3.39% for the three months ended March 31, 2021 to 3.98% for the three months ended March 31, 2022.

Interest expense

Interest expense is calculated based on the actual financing rate and the outstanding financing balance of our GAAP investment portfolio.

Interest expense increased from March 31, 2021 to March 31, 2022 primarily due to an increase in the amount of financing on our GAAP investment portfolio, inclusive of securitized debt, during the period. The weighted average financing balance on our GAAP investment portfolio, inclusive of securitized debt, increased by $1.9 billion from $1.2 billion for the three months ended March 31, 2021 to $3.1 billion for the three months ended March 31, 2022. The increase was driven by the issuance of securitized debt as well as financing added on purchases of Non-Agency Loans and Agency-Eligible Loans during the period. This was coupled with an increase of 0.74% in the weighted average financing rate on our GAAP investment portfolio, inclusive of securitized debt, from 1.37% for the three months ended March 31, 2021 to 2.11% for the three months ended March 31, 2022.

Net interest component of interest rate swaps

Net interest component of interest rate swaps represents the net interest income received or expense paid on our interest rate swaps.

The net interest component of interest rate swap expense increased from March 31, 2021 to March 31, 2022 primarily due to an increase in the size of our interest rate swap portfolio and an increase in the net pay rate. As of March 31, 2022, we held an interest rate swap portfolio with a notional value of $1.4 billion, a weighted average receive-variable rate of 0.30%, and a weighted average pay-fix rate of 1.27%. As of March 31, 2021, we held an interest rate swap portfolio with a notional value of $1.1 billion, a weighted average receive-variable rate of 0.20%, and a weighted average pay-fix rate of 0.80%.

Net realized gain/(loss)

The following table presents a summary of net realized gain/(loss) for the three months ended March 31, 2022 and 2021 (in thousands).

	Three Months Ended
	March 31, 2022	March 31, 2021
Sales of residential mortgage loans and loans transferred to or sold from Other assets	$(58)	$(469)
Sales of real estate securities	(16,840)	(500)
Settlement of derivatives and other instruments	25,681	(165)
Sales of commercial loans	—	(2,904)
Total Net realized gain/(loss)	$8,783	$(4,038)

Net unrealized gain/(loss)

The following table presents a summary of net unrealized gain/(loss) for the three months ended March 31, 2022 and 2021 (in thousands).

	Three Months Ended
	March 31, 2022	March 31, 2021
Residential mortgage loans	$(158,147)	$10,829
Real estate securities	(11,425)	(23,960)
Securitized debt	97,235	(2,045)
Derivatives	49,917	28,484
Commercial loans	—	6,473
Excess mortgage servicing rights	—	68
Total Net unrealized gain/(loss)	$(22,420)	$19,849

Management fee to affiliate

Our management fee is based upon a percentage of our Stockholders’ Equity. See the "Contractual obligations" section of this Item 2 for further detail on the calculation of our management fee and for the definition of Stockholders’ Equity. Management fees increased from March 31, 2021 to March 31, 2022 primarily due to an increase in our Stockholder's Equity as calculated pursuant to our Management Agreement resulting from our November 2021 common stock offering.

Other operating expenses

Other operating expenses is primarily comprised of professional fees, directors’ and officers’ ("D&O") insurance, directors’ compensation, and certain non-investment related and investment related expenses reimbursable to the Manager. We are required to reimburse our Manager or its affiliates for operating expenses incurred by our Manager or its affiliates on our behalf, including certain compensation expenses and other expenses relating to legal, accounting, due diligence, and other services. Refer to the "Contractual obligations" section below for more detail on certain expenses reimbursable to the Manager. The following table presents a summary of Other operating expenses broken out between non-investment related expenses and investment related expenses for the three months ended March 31, 2022 and 2021 (in thousands).

	Three Months Ended
	March 31, 2022	March 31, 2021
Non Investment Related Expenses
Affiliate expense reimbursement - Operating expenses (1)	$1,405	$1,250
Professional fees	467	1,225
D&O insurance	327	394
Directors' compensation	168	168
Other	307	156
Total Non Investment Related Expenses	2,674	3,193

Investment Related Expenses
Affiliate expense reimbursement - Deal related expenses	135	281
Residential mortgage loan asset management fees	544	427
Other	335	249
Total Investment Related Expenses	1,014	957
Total Other operating expenses	$3,688	$4,150
(1)For the year ended December 31, 2021, the Manager agreed to waive its right to receive expense reimbursements of $0.8 million. For the three months ended March 31, 2021, $0.2 million of the waived reimbursable expenses is included within the "Affiliated expense reimbursement - Operating expenses" line item above.

Transaction related expenses

Transaction related expenses are expenses associated with purchasing and securitizing residential mortgage loans as well as certain other transaction and performance related fees associated with assets we invest in. These fees increased from the three months ended March 31, 2021 to the three months ended March 31, 2022 primarily as a result of the upfront expenses on the three securitizations transacted in the first quarter of 2022. No securitizations were transacted during the first quarter of 2021.

Servicing fees

We incur servicing fee expenses in connection with the servicing of our residential mortgage loans. The weighted average cost of our GAAP residential mortgage loan portfolio increased by $2.5 billion from $0.5 billion for the three months ended March 31, 2021 to $3.0 billion for the three months ended March 31, 2022 resulting from purchases of Non-Agency Loans and Agency-Eligible Loans. As a result, servicing fees increased from the three months ended March 31, 2021 to the three months ended March 31, 2022.

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

	Three Months Ended
	March 31, 2022	March 31, 2021
MATT Non-QM Loans	$(889)	$14,646
Land Related Financing	502	710
Re/Non-Performing Loans	3	4,623
AG Arc (1)	(1,670)	6,340
Other	—	17
Equity in earnings/(loss) from affiliates	$(2,054)	$26,336
(1)The earnings/(loss) at AG Arc during the three months ended March 31, 2022 were primarily the result of $3.1 million related to changes in the fair value of the MSR portfolio held by Arc Home, offset by $(2.4) million of losses related to Arc Home's lending and servicing operations. The earnings recognized by AG Arc do not include our portion of gains recorded by Arc Home in connection with the sale of residential mortgage loans to us. For the three months ended March 31, 2022 and 2021, we eliminated $2.4 million and $0.5 million of intra-entity profits recognized by Arc Home, respectively, and also decreased the cost basis of the underlying loans we purchased by the same amount, respectively. Refer to Note 2 to the "Notes to Consolidated Financial Statements (unaudited)" for more information on this accounting policy.

Gain on Exchange Offers, net

We completed a privately negotiated exchange offer during the three months ended March 31, 2021. As a result of the exchange offer, we exchanged 153,325 shares of our 8.25% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock") and 350,609 shares of our 8.00% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock") for a total of 937,462 shares of common stock. We recognized a gain of $0.4 million in connection with the offer. There were no exchange offers transacted during the three months ended March 31, 2022.

Book value and Adjusted book value per share

The below table details book value and adjusted book value per common share. Per share amounts for book value are calculated using all outstanding common shares in accordance with GAAP, including all vested shares issued to our Manager and our independent directors under our equity incentive plans as of quarter-end.

	March 31, 2022	December 31, 2021
Book value per common share (1)	$13.68	$14.64
Adjusted book value per common share (2)	13.37	14.32
(1)Calculated using stockholders’ equity less net proceeds of $220.5 million on our issued and outstanding preferred stock as the numerator.
(2)Calculated using stockholders’ equity less the liquidation preference of $228.0 million on our issued and outstanding preferred stock as the numerator.

Net interest margin and leverage ratio

Net interest margin and leverage ratio are metrics that management believes should be considered when evaluating the performance of our investment portfolio.

GAAP net interest margin and non-GAAP net interest margin, a non-GAAP financial measure, are calculated by subtracting the weighted average cost of funds from the weighted average yield for our GAAP investment portfolio and our investment portfolio, respectively. The weighted average yield represents an effective interest rate, which utilizes all estimates of future cash flows and adjusts for actual prepayment and cash flow activity as of quarter-end. The calculation of weighted average yield is weighted on fair value at quarter-end. The weighted average cost of funds is the sum of the weighted average funding costs on total financing arrangements outstanding at quarter-end, including all non-recourse financing arrangements, and our weighted average hedging cost, which is the weighted average of the net pay rate on our interest rate swaps. GAAP and non-GAAP cost of funds are weighted by the outstanding financing arrangements on our GAAP investment portfolio and our investment portfolio, respectively, and the fair value of securitized debt at quarter-end.

Our leverage ratio is determined by our portfolio mix as well as many additional factors, including the liquidity of our portfolio, the availability and price of our financing, the available capacity to finance our assets, and anticipated regulatory developments. See the "Financing activities" section below for more detail on our leverage ratio.

The table below sets forth the net interest margin and leverage ratio on our investment portfolio as of March 31, 2022 and March 31, 2021 and a reconciliation to the net interest margin and leverage ratio on our GAAP investment portfolio.

March 31, 2022
Weighted Average	GAAP Investment Portfolio	Investments in Debt and Equity of Affiliates	Investment Portfolio (a)
Yield	4.09%	7.43%	4.15%
Cost of Funds (b)	2.72%	3.21%	2.73%
Net Interest Margin	1.37%	4.22%	1.42%
Leverage Ratio (c)	5.8x	(d)	2.7x

March 31, 2021
Weighted Average	GAAP Investment Portfolio	Investments in Debt and Equity of Affiliates	Investment Portfolio (a)
Yield	3.31%	13.09%	4.44%
Cost of Funds (b)	1.83%	2.73%	1.77%
Net Interest Margin	1.48%	10.36%	2.67%
Leverage Ratio (c)	3.2x	(d)	2.6x
(a)Excludes any net TBA positions.
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

We define Core Earnings, a non-GAAP financial measure, as Net Income/(loss) available to common stockholders excluding (i) (a) unrealized gains/(losses) on loans, real estate securities, derivatives and other investments, inclusive of our investment in AG Arc, and (b) net realized gains/(losses) on the sale or termination of such instruments, (ii) any transaction related expenses incurred in connection with the acquisition, disposition, or securitization of our investments, (iii) accrued deal-related performance fees payable to third party operators to the extent the primary component of the accrual relates to items that are excluded from Core Earnings, such as unrealized and realized gains/(losses), (iv) realized and unrealized changes in the fair value of Arc Home's net mortgage servicing rights and the derivatives intended to offset changes in the fair value of those net mortgage servicing rights, (v) deferred taxes recognized at our taxable REIT subsidiaries, if any, and (vi) any gains/(losses) associated with exchange transactions on our common and preferred stock. Items (i) through (vi) above include any amount related to those items held in affiliated entities. Management considers the transaction related expenses referenced in (ii) above to be similar to realized losses incurred at the acquisition, disposition, or securitization of an asset and does not view them as being part of its core operations. Management views the exclusion described in (iv) above to be consistent with how it calculates Core Earnings on the remainder of its portfolio. Management excludes all deferred taxes because it believes deferred taxes are not representative of current operations. Core Earnings include the net interest income and other income earned on our investments on a yield adjusted basis, including TBA dollar roll income/(loss) or any other investment activity that may earn or pay net interest or its economic equivalent.

A reconciliation of "Net Income/(loss) available to common stockholders" to Core Earnings for the three months ended March 31, 2022 and 2021 is set forth below (in thousands, except per share data).

	Three Months Ended
	March 31, 2022	March 31, 2021
Net Income/(loss) available to common stockholders	$(17,788)	$38,683
Add (Deduct):
Net realized (gain)/loss	(8,783)	4,038
Net unrealized (gain)/loss	22,420	(19,849)
Transaction related expenses and deal related performance fees (1)	6,132	(12)
Equity in (earnings)/loss from affiliates	2,054	(26,336)
Net interest income and expenses from equity method investments (2)(3)	(2,550)	7,322
Other (income)/loss, net	—	(14)
(Gains) from Exchange Offers, net	—	(358)
Dollar roll income/(loss)	(1,977)	—
Core Earnings	$(492)	$3,474

Core Earnings, per Diluted Share (4)	$(0.02)	$0.25
(1)For the three months ended March 31, 2022 and 2021, total transaction related expenses and deal related performance fees included $5.9 million and $(0.2) million, respectively, recorded within the "Transaction related expenses" line item and $0.2 million and $0.2 million, respectively, recorded within the "Interest expense" line item, which relates to the amortization of deferred financing costs.
(2)For the three months ended March 31, 2022 and 2021, $4.4 million or $0.18 per share and $2.6 million or $0.18 per share, respectively, of realized and unrealized changes in the fair value of Arc Home's net mortgage servicing rights and corresponding derivatives were excluded from Core Earnings, net of deferred tax expense. Additionally, for the three months ended March 31, 2022 and 2021, $(2.5) million or $(0.10) per share and $0.6 million or $0.04 per share, respectively, of unrealized changes in the fair value of our investment in Arc Home were excluded from Core Earnings.
(3)Core income or loss recognized by AG Arc does not include our portion of gains recorded by Arc Home in connection with the sale of residential mortgage loans to us. For the three months ended March 31, 2022 and 2021, we eliminated $2.4 million or $0.10 per share and $0.5 million or $0.03 per share of intra-entity profits recognized by Arc Home, respectively, and also decreased the cost basis of the underlying loans we purchased by the same amount. Refer to Note 2 to the "Notes to Consolidated Financial Statements (unaudited)" for more information on this accounting policy.
(4)All per share amounts for all periods presented have been adjusted to reflect the one-for-three reverse stock split.

Investment activities

We aim to allocate capital to investment opportunities with attractive risk/return profiles in our target asset classes. Our investment activities primarily include acquiring and securitizing newly-originated residential mortgage loans. We finance our acquired loans through various financing lines on a short-term basis and securitize the loans to obtain long-term, non-recourse, non-mark-to-market financing as market conditions permit. We are also currently investing in Agency RMBS to utilize excess liquidity. Our investment and capital allocation decisions depend on prevailing market conditions and compliance with Investment Company Act and REIT tests, among other factors, and may change over time in response to opportunities available in different economic and capital market environments. As a result, in reacting to market conditions and taking into account a variety of other factors, including liquidity, duration, and interest rate expectations, the mix of our assets changes over time as we deploy capital. We actively evaluate our investments based on factors including, among others, the characteristics of the underlying collateral, geography, expected return, expected future prepayment trends, supply of and demand for our investments, costs of financing, costs of hedging, expected future interest rate volatility, and the overall shape of the U.S. Treasury and interest rate swap yield curves.

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

The following table presents a summary of the allocated equity of our investment portfolio as of March 31, 2022 and December 31, 2021 ($ in thousands).

	Allocated Equity		Percent of Equity
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Residential Investments	$467,053	$459,058	85.3%	80.5%
Agency RMBS	80,597	111,322	14.7%	19.5%
Total	$547,650	$570,380	100.0%	100.0%

The following table presents a summary of our investment portfolio as of March 31, 2022 and December 31, 2021 and a reconciliation to our GAAP Investment Portfolio ($ in thousands).

	Fair Value		Percent of Investment Portfolio Fair Value		Leverage Ratio (a)
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Residential Investments	$3,354,298	$2,725,889	89.9%	84.6%	2.5x	2.1x
Agency RMBS	377,493	495,713	10.1%	15.4%	4.0x	3.7x
Total: Investment Portfolio	$3,731,791	$3,221,602	100.0%	100.0%	2.7x	2.4x
Investments in Debt and Equity of Affiliates	$62,884	$72,026	N/A	N/A	(b)	(b)
TBAs	$150,270	$—	N/A	N/A	(b)	(b)
Total: GAAP Investment Portfolio	$3,518,637	$3,149,576	N/A	N/A	5.8x	4.9x
(a)The leverage ratio on our investment portfolio represents Economic Leverage as defined below in the "Financing Activities" section and is calculated by dividing each investment type's total recourse financing arrangements by its allocated equity (described in the chart above). Cash posted as collateral has been allocated pro-rata by each respective asset class's Economic Leverage amount. The Economic Leverage Ratio excludes any fully non-recourse financing arrangements and includes any net receivables or payables on TBAs. The leverage ratio on our GAAP Investment Portfolio represents GAAP leverage.
(b)Refer to the "Financing activities" section below for an aggregate breakout of leverage.

The following table presents a reconciliation of our Investment Portfolio to our GAAP Investment Portfolio as of March 31, 2022 and December 31, 2021 ($ in thousands).

	March 31, 2022							December 31, 2021
Instrument	Current Face	Amortized Cost	Unrealized Mark- to-Market	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Yield	Weighted Average Life (Years) (3)	Fair Value (1)
Residential Investments
Non-Agency Loans	$2,261,800	$2,332,131	$(86,211)	$2,245,920	4.78%	4.12%	6.17	$1,858,798
Agency-Eligible Loans	745,978	762,270	(47,190)	715,080	3.62%	3.27%	8.53	440,837
MATT Non-QM Loans (4)	427,965	43,243	(1,973)	41,270	1.04%	3.99%	1.31	45,837
Re/Non-Performing Loans	408,675	332,327	1,267	333,594	3.41%	6.68%	7.14	360,131
Land Related Financing	13,569	13,569	—	13,569	14.50%	14.50%	0.53	16,891
Non-Agency RMBS Interest Only (5)	139,080	3,301	1,564	4,865	0.38%	31.33%	2.72	3,395
Total Residential Investments	3,997,067	3,486,841	(132,543)	3,354,298	4.12%	4.27%	6.05	2,725,889

Agency RMBS
30 Year Fixed Rate	223,604	229,908	(18,059)	211,849	2.50%	2.08%	8.11	495,713
Interest Only	103,290	15,655	(281)	15,374	3.00%	6.46%	6.30	—
Fixed Rate 30 Year TBA (6)	150,000	150,481	(211)	150,270	3.50%	N/A	N/A	—
Total Agency RMBS	476,894	396,044	(18,551)	377,493	2.92%	2.38%	7.54	495,713

Total: Investment Portfolio	$4,473,961	$3,882,885	$(151,094)	$3,731,791	3.98%	4.15%	6.16	$3,221,602
Investments in Debt and Equity of Affiliates	$479,513	$65,000	$(2,116)	$62,884	2.13%	7.43%	1.35	$72,026
TBAs	$150,000	$150,481	$(211)	$150,270	3.50%	N/A	N/A	$—
Total: GAAP Investment Portfolio	$3,844,448	$3,667,404	$(148,767)	$3,518,637	4.14%	4.09%	6.76	$3,149,576
(1)Refer to Note 10 to the "Notes of the Consolidated Financial Statements (unaudited)" for more detail on what is included in our "Investments in debt and equity of affiliates" line item on our consolidated balance sheets. Our assets held through Investments in debt and equity of affiliates are included in the "MATT Non-QM Loans," "Re/Non-Performing Loans," and "Land Related Financing," line items above.
(2)Equity residuals with a zero coupon rate are excluded from this calculation.
(3)Weighted average life is based on projected life. Typically, actual maturities are shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.
(4)As of March 31, 2022 and December 31, 2021, this line item primarily includes retained tranches from securitizations.
(5)As of March 31, 2022 and December 31, 2021, this line item includes Non-QM interest-only bonds.
(6)Represents long positions in Fixed Rate 30 Year TBA.

Residential Investments

The following table presents the fair value of the loans and securities in our residential investments and a reconciliation to our GAAP residential portfolio (in thousands).

	Fair Value
	March 31, 2022	December 31, 2021
Residential mortgage loans (1)	$3,295,621	$2,663,992
Non-Agency RMBS (2)	58,677	61,897
Total Residential Investments	$3,354,298	$2,725,889
Less: Residential mortgage loans in Investments in Debt and Equity of Affiliates	$22,988	$28,886
Less: Non-Agency RMBS in Investments in Debt and Equity of Affiliates	$39,896	$43,140
Total GAAP Residential Investments	$3,291,414	$2,653,863
(1)Includes Non-Agency Loans, Agency-Eligible Loans, Re/Non-Performing Loans, and Land Related Financing not held in securitized form.
(2)Includes Non-Agency Loans and Re/Non-Performing Loans held in securitized form.

Residential mortgage loans

The following tables present certain information regarding credit quality for certain categories within our Residential mortgage loan portfolio ($ in thousands).

	March 31, 2022								December 31, 2021
	Unpaid Principal Balance		Weighted Average (1)(2)		Aging by Unpaid Principal Balance (1)(2)
		Fair Value	Original LTV Ratio	Current FICO (3)	Current	30-59 Days	60-89 Days	90+ Days	Fair Value
Non-Agency Loans	$2,246,908	$2,232,589	69.32%	733	$2,199,543	$29,453	$3,734	$14,178	$1,844,198
Agency-Eligible Loans	745,978	715,080	64.73%	757	738,216	5,840	539	1,383	440,837
MATT Non-QM Loans	9,243	9,365	60.65%	668	5,005	595	—	3,643	11,839
Re/Non-Performing Loans	370,129	325,018	79.31%	639	243,340	30,564	15,681	74,567	350,227
Land Related Financing	13,569	13,569	N/A	N/A	N/A	N/A	N/A	N/A	16,891
Total Residential mortgage loans	$3,385,827	$3,295,621	69.36%	727	$3,186,104	$66,452	$19,954	$93,771	$2,663,992
Less: Residential mortgage loans in Investments in Debt and Equity of Affiliates	22,861	22,988	60.70%	668	5,005	595	—	3,692	28,886
Total GAAP Residential mortgage Loans	$3,362,966	$3,272,633	69.39%	728	$3,181,099	$65,857	$19,954	$90,079	$2,635,106
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

Non-Agency RMBS

The following table presents the fair value of our Non-Agency RMBS by credit rating as of March 31, 2022 and December 31, 2021 (in thousands).

Credit Rating - Non-Agency RMBS (1)	March 31, 2022	December 31, 2021
B	$9,804	$10,528
Not Rated	48,873	51,369
Total: Non-Agency RMBS	$58,677	$61,897
Less: Non-Agency RMBS in Investments in Debt and Equity of Affiliates	$39,896	$43,140
Total: GAAP Basis	$18,781	$18,757
(1)Represents the minimum rating for rated assets of S&P, Moody and Fitch credit ratings, stated in terms of the S&P equivalent.

The following table presents the geographic concentration of the underlying collateral for our Non-Agency RMBS portfolio ($ in thousands).

March 31, 2022			December 31, 2021
State	Fair Value	Percentage	State	Fair Value	Percentage
California	$29,400	50.1%	California	$31,480	50.9%
New York	10,488	17.9%	New York	11,092	17.9%
Florida	3,515	6.0%	Florida	3,661	5.9%
New Jersey	1,846	3.1%	New Jersey	1,684	2.7%
Texas	1,639	2.8%	Texas	1,511	2.4%
Other	11,789	20.1%	Other	12,469	20.2%
Total	$58,677	100.0%	Total	$61,897	100.0%

Agency RMBS

The following table presents the fair value ($ in thousands) and the Constant Prepayment Rate ("CPR") experienced on our GAAP Agency RMBS portfolio for the periods presented.

	Fair Value		CPR (1)
Agency RMBS	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
30 Year Fixed Rate	$211,849	$495,713	11.2%	6.1%
Interest Only	15,374	—	12.9%	—%
Total/Weighted Average	$227,223	$495,713	11.3%	6.1%
(1)Represents the weighted average monthly CPRs published during the period for our in-place portfolio.

Investments in debt and equity of affiliates

The below table details our investments in debt and equity of affiliates as of March 31, 2022 and December 31, 2021 (in thousands).

	March 31, 2022			December 31, 2021
	Assets	Liabilities	Equity	Assets	Liabilities	Equity
MATT Non-QM Loans (1)	$41,270	$(28,086)	$13,184	$45,837	$(30,471)	$15,366
Land Related Financing (2)	13,569	—	13,569	16,891	—	16,891
Re/Non-Performing Loans	8,045	(5,408)	2,637	9,298	(5,538)	3,760
Total Investments excluding AG Arc	62,884	(33,494)	29,390	72,026	(36,009)	36,017

AG Arc, at fair value	54,121	—	54,121	53,435	—	53,435

Cash and Other assets/(liabilities)	4,340	(765)	3,575	3,698	(1,127)	2,571

Investments in debt and equity of affiliates	$121,345	$(34,259)	$87,086	$129,159	$(37,136)	$92,023
(1)As of March 31, 2022 and December 31, 2021, MATT primarily holds retained tranches from past securitizations which continue to reduce in size due to ongoing principal repayments and we do not expect to acquire additional investments within this equity method investment.
(2)Land Related Financing continues to reduce in size due to ongoing principal repayments and we do not expect to originate new loans within this equity method investment.

Financing activities

We use leverage to finance the purchase of our investment portfolio. Our leverage has primarily been in the form of repurchase agreements, revolving facilities, and securitized debt. Repurchase agreements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date and typically have a term of 30 to 90 days. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a "haircut." The size of the haircut reflects the perceived risk associated with the pledged asset. Haircuts may change as our financing arrangements mature or roll and are sensitive to governmental regulations. Interest rates on borrowings are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the borrowing at which time we may enter into a new borrowing arrangement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty. We have also used revolving facilities, which are typically longer term in nature than repurchase agreements, to finance loans. Interest rates on these facilities are based on prevailing rates corresponding to the terms of the borrowings, and interest is paid on a monthly basis. Repurchase agreements and revolving facilities, which we refer to as our financing arrangements, are generally mark-to-market with respect to margin calls and recourse to us. We had outstanding financing arrangements with five counterparties as of March 31, 2022 and December 31, 2021.

Our financing arrangements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each financing arrangement, typical supplemental terms include requirements of minimum equity and liquidity, leverage ratios, and performance triggers. In addition, some of the financing arrangements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that we fail to comply with the covenants contained in these financing arrangements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the associated agreement. As of March 31, 2022, we are in compliance with all of our financial covenants.

We also use securitized debt to finance our loan portfolio. Securitized debt is generally non-mark-to-market with respect to margin calls and non-recourse to us.

Recourse and non-recourse financing

The below table provides detail on the breakout between recourse and non-recourse financing as of March 31, 2022 and December 31, 2021 (in thousands).

	March 31, 2022	December 31, 2021
Recourse financing - Financing arrangements	$1,424,503	$1,791,596
Non-recourse financing - Securitized debt, at fair value	1,859,917	999,215
Non-recourse financing - Financing arrangements included in Investments in Debt and Equity of Affiliates	20,484	22,156
Total Financing	3,304,904	2,812,967

Less:
Recourse financing - Financing arrangements included in Investments in Debt and Equity of Affiliates	13,010	13,853
Non-recourse financing - Financing arrangements included in Investments in Debt and Equity of Affiliates	20,484	22,156
Total Financing in Investments in Debt and Equity of Affiliates	33,494	36,009

Total: GAAP Basis	$3,271,410	$2,776,958

Leverage

We define GAAP leverage as the sum of (1) GAAP Securitized debt, at fair value, (2) our GAAP Financing arrangements, net of any restricted cash posted on such financing arrangements, and (3) the amount payable on purchases that have not yet settled less the financing remaining on sales that have not yet settled. We define Economic Leverage, a non-GAAP metric, as the sum of: (i) our GAAP leverage, exclusive of any fully non-recourse financing arrangements, (ii) financing arrangements held through affiliated entities, net of any restricted cash posted on such financing arrangements, exclusive of any financing utilized through AG Arc, any adjustment related to unsettled trades as described in (2) in the previous sentence, and any non-recourse financing arrangements and (iii) our net TBA position (at cost), if any.

The calculations in the tables below divide GAAP leverage and Economic Leverage by our GAAP stockholders’ equity to derive our leverage ratios. The following tables present a reconciliation of our Economic Leverage ratio to GAAP Leverage ($ in thousands).

March 31, 2022	Leverage	Stockholders’ Equity	Leverage Ratio
GAAP Securitized debt, at fair value	$1,859,917
GAAP Financing arrangements	1,411,493
Restricted cash posted on Financing arrangements	(5,399)
Financing arrangements on sales that have not yet settled	(66,352)
GAAP Leverage	$3,199,659	$547,650	5.8x
Financing arrangements through affiliated entities	33,472
Non-recourse financing arrangements (1)	(1,880,401)
Net TBA (receivable)/payable adjustment	146,850
Economic Leverage	$1,499,580	$547,650	2.7x
(1) Non-recourse financing arrangements include securitized debt and other non-recourse financing held within MATT.

December 31, 2021	Leverage	Stockholders’ Equity	Leverage Ratio
GAAP Securitized debt, at fair value	$999,215
GAAP Financing arrangements	1,777,743
Restricted cash posted on Financing arrangements	(4,951)
Purchase price payable on Agency-Eligible Loans	87
GAAP Leverage	$2,772,094	$570,380	4.9x
Financing arrangements through affiliated entities	35,744
Non-recourse financing arrangements (1)	(1,021,371)
Net TBA receivable/(payable) adjustment	(394,212)
Economic Leverage	$1,392,255	$570,380	2.4x
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

As described above, our distribution requirements are based on taxable income rather than GAAP net income. Differences between taxable income and GAAP net income include (i) unrealized gains and losses associated with investment and derivative portfolios which are marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized or settled, (ii) temporary differences related to amortization of premiums and discounts paid on investments, (iii) the timing and amount of deductions related to stock-based compensation, (iv) temporary differences related to the recognition of realized gains and losses on sold investments and certain terminated derivatives, (v) taxes, (vi) methods of depreciation and (vii) differences between GAAP income or losses in our TRSs’ and taxable income resulting from dividend distributions to the REIT from our TRSs'. Undistributed taxable income is based on current estimates and is not finalized until we file our annual tax return for that tax year, typically in October of the following year. We did not have any undistributed taxable income as of March 31, 2022.

On July 12, 2021, we announced a one-for-three reverse stock split of our outstanding shares of common stock. The reverse stock split was effected following the close of business on July 22, 2021. All per share amounts and common shares outstanding for all periods presented have been adjusted on a retroactive basis to reflect the one-for-three reverse stock split.

The following table details our common stock dividends declared during the three months ended March 31, 2022 and 2021.

2022
Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
3/18/2022	3/31/2022	4/29/2022	$0.21

2021
Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
3/22/2021	4/1/2021	4/30/2021	$0.18

The following tables detail our preferred stock dividends declared and paid during the three months ended March 31, 2022 and 2021.

2022			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	8.25% Series A	8.00% Series B	8.000% Series C
2/18/2022	2/28/2022	3/17/2022	$0.51563	$0.50	$0.50

2021			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	8.25% Series A	8.00% Series B	8.000% Series C
2/16/2021	2/26/2021	3/17/2021	$0.51563	$0.50	$0.50

Liquidity and capital resources

Our liquidity determines our ability to meet our cash obligations, including distributions to our stockholders, payment of our expenses, financing our investments and satisfying other general business needs.

Our principal sources of cash consist of borrowings under financing arrangements, principal and interest payments we receive on our investment portfolio, cash generated from our operating results, and proceeds from capital market transactions. We typically use cash to repay principal and interest on our financing arrangements, to purchase loans, real estate securities, and other real estate related assets, to make dividend payments on our capital stock, and to fund our operations. At March 31, 2022, we had $137.9 million of liquidity, which consisted of $50.5 million of cash, $48.5 million of unencumbered Agency RMBS that we held as of quarter end, and $38.9 million of unencumbered Agency RMBS which we sold during March 2022, but which settled in April 2022. Refer to the "Contractual obligations" section of this Item 2 for additional obligations that could impact our liquidity.

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

Cash flows

The below details changes to our cash, cash equivalents, and restricted cash for the three months ended March 31, 2022 and 2021 ($ in thousands).

	Three Months Ended
	March 31, 2022	March 31, 2021	Change
Cash and cash equivalents and restricted cash, Beginning of Period	$100,229	$62,318	$37,911

Net cash provided by (used in) operating activities (1)	4,528	6,477	(1,949)
Net cash provided by (used in) investing activities (2)	(624,197)	(526,454)	(97,743)
Net cash provided by (used in) financing activities (3)	615,611	549,205	66,406

Net change in cash and cash equivalents and restricted cash	(4,058)	29,228	(33,286)
Effect of exchange rate changes on cash	—	9	(9)
Cash and cash equivalents and restricted cash, End of Period	$96,171	$91,555	$4,616
(1)Cash provided by operating activities is primarily attributable to net interest income less operating expenses for the three months ended March 31, 2022.
(2)Cash used in investing activities for the three months ended March 31, 2022 was primarily attributable to purchases of investments, offset by sales of investments and principal repayments on investments.
(3)Cash provided by financing activities for the three months ended March 31, 2022 was primarily attributable to issuance of securitized debt, offset by net repayments of financing arrangements and dividend payments.

Stock repurchase programs

On November 3, 2015, our Board of Directors authorized a stock repurchase program ("Repurchase Program") to repurchase up to $25.0 million of our outstanding common stock. Such authorization does not have an expiration date. As part of the Repurchase Program, shares may be purchased in open market transactions, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. Open market repurchases will be made in accordance with Exchange Act Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of open market stock repurchases. Subject to applicable securities laws, the timing, manner, price and amount of any repurchases of common stock under the Repurchase Program may be determined by our discretion, using available cash resources. Shares of common stock repurchased by us under the Repurchase Program, if any, will be cancelled and, until reissued, will be deemed to be authorized but unissued shares of common stock as required by Maryland law. The Repurchase Program may be suspended or discontinued by us at any time and without prior notice and the authorization does not obligate us to acquire any particular amount of common stock. The cost of the acquisition of shares of our own stock in excess of the aggregate par value of the shares first reduces additional paid-in capital, to the extent available, with any residual cost applied against retained earnings. We did not repurchase any shares under the Repurchase Program during the three months ended March 31, 2022 and 2021. Approximately $11.0 million of common stock remained authorized for future share repurchases under the Repurchase Program as of March 31, 2022.

On February 22, 2021, our Board of Directors authorized a stock repurchase program pursuant to which our Board of Directors granted a repurchase authorization to acquire shares of our Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock having an aggregate value of up to $20.0 million. No share repurchases under the Preferred Repurchase Program have been made since its authorization.

Equity distribution agreements

On May 5, 2017, we entered into an equity distribution agreement with each of Credit Suisse Securities (USA) LLC and JMP Securities LLC (collectively, the "Sales Agents"), which we refer to as the "Equity Distribution Agreements," pursuant to which we may sell up to $100.0 million aggregate offering price of shares of our common stock from time to time through the Sales Agents, under the Securities Act of 1933. For the three months ended March 31, 2022, we did not issue any shares of common stock under the Equity Distribution Agreements. For the three months ended March 31, 2021, we issued 0.7 million shares of common stock under the Equity Distribution Agreements for net proceeds of approximately $10.0 million. Since inception of the program, we have issued approximately 2.2 million shares of common stock under the Equity Distribution Agreements for gross proceeds of $48.3 million.

Common stock offering

On November 22, 2021, we completed a public offering of 7.0 million shares of our common stock and subsequently issued an additional 1.1 million shares pursuant to the underwriters' exercise of their over-allotment option at a price of $9.98 per share. Net proceeds to us from the offering were approximately $80.0 million, after deducting offering expenses.

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

For purposes of calculating the management fee, "Stockholders’ Equity" means the sum of the net proceeds from any issuances of equity securities (including preferred securities) since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance, and excluding any future equity issuance to the Manager), plus our retained earnings at the end of such quarter (without taking into account any non-cash equity compensation expense or other non-cash items described below incurred in current or prior periods), less any amount that we pay for repurchases of our common stock, excluding any unrealized gains, losses or other non-cash items that have impacted stockholders’ equity as reported in our financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP, and certain other non-cash charges after discussions between the Manager and our independent directors and after approval by a majority of our independent directors. Stockholders’ Equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders’ equity shown on our financial statements. For the three months ended March 31, 2022 and 2021, we incurred management fees of approximately $2.0 million and $1.7 million, respectively. As of March 31, 2022 and December 31, 2021, we have recorded management fees payable of $2.0 million and $1.8 million, respectively.

Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and personnel, who, notwithstanding that certain of them also are our officers, receive no compensation directly from us. We are required to reimburse our Manager or its affiliates for operating expenses incurred by our Manager or its affiliates on our behalf, including certain salary expenses and other expenses relating to legal, accounting, due diligence and other services. Our reimbursement obligation is not subject to any dollar limitation; however, the reimbursement is subject to an annual budget process which combines guidelines from the Management Agreement with oversight by our Board of Directors and discussions with our Manager. For the three months ended March 31, 2022 and 2021, we have incurred $2.5 million and $1.5 million, respectively, representing a reimbursement of expenses which are recorded within the "Other operating expenses" and "Transaction related expenses" line items on the consolidated statements of operations. As of March 31, 2022 and December 31, 2021, we recorded a reimbursement payable to the Manager of $1.9 million and $2.1 million, respectively.

For the year ended December 31, 2021, the Manager agreed to waive its right to receive expense reimbursements of $0.8 million. For the three months ended March 31, 2021, we reduced our expense reimbursement amount by $0.2 million.

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

Share-based compensation

The AG Mortgage Investment Trust, Inc. 2020 Equity Incentive Plan, which became effective on April 15, 2020 following the approval of our stockholders at our 2020 annual meeting of stockholders, provides for a maximum of 666,666 shares of common stock that may be issued under the plan. The maximum number of shares of common stock granted during a single fiscal year to any non-employee director, taken together with any cash fees paid to such non-employee director during any fiscal year, shall not exceed $300,000 in total value (calculating the value of any such awards based on the grant date fair value). As of March 31, 2022, 591,532 shares of common stock were available to be awarded under the Equity Incentive Plan.

As of March 31, 2022, we have granted an aggregate of 75,134 shares of restricted common stock to our independent directors under our 2020 Equity Incentive Plan, all of which have vested.

The AG Mortgage Investment Trust, Inc. 2021 Manager Equity Incentive Plan (the "2021 Manager Plan"), which became effective on April 7, 2021 following the approval of our stockholders at our 2021 annual meeting of stockholders, provides for a maximum of 573,425 shares of common stock that may be subject to awards thereunder to our Manager. As of March 31, 2022, there were no shares or awards issued under the 2021 Manager Plan. Following the execution of the third amendment to our management agreement in November 2021 related to the incentive fee, the Company's compensation committee no longer expects to continue its historical practice of making periodic equity grants to the Manager pursuant to the 2021 Manager Equity Incentive Plan.

Unfunded commitments

See Note 12 of the "Notes to Consolidated Financial Statements (unaudited)" for detail on our commitments as of March 31, 2022.

Off-balance sheet arrangements

Our investments in debt and equity of affiliates primarily consist of loans, real estate securities, and our interest in AG Arc. Investments in debt and equity of affiliates are accounted for using the equity method of accounting. Certain of our investments in debt and equity of affiliates securitize residential mortgage loans and retain interests in the subordinated tranches of the transferred assets. These retained interests are included in the MATT Non-QM Loans and Re/Non-Performing Loans line items of our investment portfolio. See Notes 2 and 10 to the "Notes to Consolidated Financial Statements (unaudited)" for a discussion of investments in debt and equity of affiliates.

We record TBA purchases and sales on the trade date and present the purchase or receipt net of the corresponding payable or receivable until the settlement date of the transaction. Refer to Note 7 to the "Notes to Consolidated Financial Statements (unaudited)" for additional detail on TBAs as of March 31, 2022.

For additional information on our commitments as of March 31, 2022, refer to Note 12 of the "Notes to Consolidated Financial Statements (unaudited)." Exclusive of our investments in debt and equity of affiliates described above, we do not expect these commitments, taken as a whole, to be significant to, or to have a material impact on, our overall liquidity or capital resources or our operations.

Critical accounting policies

We prepare our consolidated financial statements in conformity with GAAP, which requires the use of estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based, in part, on our judgment and assumptions regarding various economic conditions that we believe are reasonable based on facts and circumstances existing at the time of reporting. We believe that the estimates, judgments and assumptions utilized in the preparation of our consolidated financial statements are prudent and reasonable. Although our estimates contemplate conditions as of March 31, 2022 and how we expect them to change in the future, it is reasonably possible that actual conditions could be different than anticipated in arriving at those estimates, which could materially affect reported amounts of assets, liabilities and accumulated other comprehensive income at the date of the consolidated financial statements and the reported amounts of income, expenses and other comprehensive income during the periods presented.

Our consolidated financial statements are prepared in accordance with GAAP, which requires the use of estimates that involve the exercise of judgment and the use of assumptions as to future uncertainties. A discussion of the critical accounting policies and the possible effects of changes in estimates on our consolidated financial statements is included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021 and in Note 2 to the "Notes to Consolidated Financial Statements (unaudited)." Our most critical accounting policies are believed to include (i) Valuation of financial instruments, (ii) Accounting for loans, (iii) Accounting for real estate securities, (iv) Interest income recognition, (v) Financing arrangements, and (vi) Investment consolidation.

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

Compliance with Investment Company Act and REIT tests

We conduct our business so as to maintain our exempt status under, and not to become regulated as an investment company for purposes, of the Investment Company Act. Under Section 3(a)(1)(A) of the Investment Company Act, a company is an investment company if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an investment company if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire "investment securities" having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis (the "40% Test"). "Investment securities" do not include, among other things, U.S. government securities, and securities issued by majority-owned subsidiaries that (i) are not investment companies and (ii) are not relying on the exceptions from the definition of investment company provided by Section 3(c)(1) or 3(c)(7) of the Investment Company Act (the so called "private investment company" exemptions). As of December 31, 2021 and for the three months ended March 31, 2022, we determined that we maintained compliance with the 40% Test requirements.

If we failed to comply with the 40% Test or another exemption under the Investment Company Act and became regulated as an investment company, our ability to, among other things, use leverage would be substantially reduced and, as a result, we would be unable to conduct our business as described in this Report. Accordingly, in order to maintain our exempt status, we monitor our subsidiaries' compliance with Section 3(c)(5)(C) of the Investment Company Act, which exempts from the definition of "investment company" entities primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. The staff of the Securities and Exchange Commission, or the SEC, generally requires an entity relying on Section 3(c)(5)(C) to invest at least 55% of its portfolio in "qualifying assets" (the "55% Test") and at least another 25% in additional qualifying assets or in "real estate-related" assets (with no more than 20% comprised of miscellaneous assets) (the "80% Test"). As of December 31, 2021 and for the three months ended March 31, 2022, we determined that our subsidiaries maintained compliance with both the 55% Test and the 80% Test requirements.

We intend to conduct our business so as to maintain our qualification as a REIT under the Code by satisfying the asset, income, distribution and other REIT requirements. We calculate that at least 75% of our assets were real estate assets, cash and cash items and government securities for the year ended December 31, 2021. We also calculate that a sufficient portion of our revenue qualifies for the 75% gross income test and for the 95% gross income test rules for the year ended December 31, 2021. We believe we are currently in compliance with the REIT income and asset tests as well as all other REIT requirements including the ownership of our stock and the distribution of our taxable income. Therefore, for the year ended December 31, 2021, we believe that we qualified as a REIT under the Code.

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

The following chart details information about our duration gap as of March 31, 2022.

Duration (1)	Years
Agency RMBS	0.55
Residential Investments	3.60
Hedges	(3.44)
Duration Gap	0.71
(1)Duration related to financing arrangements is netted within its respective line items.

The following table quantifies the estimated percent changes in GAAP equity, the fair value of our assets, and projected net interest income should interest rates go up or down instantaneously by 25, 50, and 75 basis points, assuming (i) the yield curves of the rate shocks will be parallel to each other and the current yield curve and (ii) all other market risk factors remain constant. These estimates were compiled using a combination of third-party services and models, market data and internal models. All changes in equity, assets and income are measured as percentage changes from the projected net interest income and GAAP equity from our base interest rate scenario. The base interest rate scenario assumes spot and forward interest rates existing as of March 31, 2022. Actual results could differ materially from these estimates.

Agency RMBS and Agency-Eligible Loan assumptions attempt to predict default and prepayment activity at projected interest rate levels. To the extent that these estimates or other assumptions do not hold true, actual results will likely differ materially from projections and could result in percentage changes larger or smaller than the estimates in the table below. Moreover, if different models were employed in the analysis, materially different projections could result. In addition, while the table below reflects the estimated impact of interest rate increases and decreases on a static portfolio as of March 31, 2022, our Manager may from time to time sell any of our investments as a part of the overall management of our investment portfolio.

Change in Interest Rates (basis points) (1)(2)	Change in Fair Value as a Percentage of GAAP Equity	Change in Fair Value as a Percentage of Assets	Percentage Change in Projected Net Interest Income (3)
75	(2.1)%	(0.3)%	1.1%
50	(1.3)%	(0.2)%	0.7%
25	(0.6)%	(0.1)%	0.4%
(25)	0.6%	0.1%	(0.4)%
(50)	1.0%	0.1%	(0.7)%
(75)	1.4%	0.2%	(1.4)%
(1)Includes investments held through affiliated entities that are reported as "Investments in debt and equity of affiliates" on our consolidated balance sheet, but excludes AG Arc.
(2)Does not include cash investments, which typically have overnight maturities and are not expected to change in value as interest rates change.
(3)Interest income includes trades settled as of March 31, 2022.

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

Liquidity risk – financing arrangements

We pledge real estate securities or mortgage loans and cash as collateral to secure our financing arrangements. Should the fair value of our real estate securities or mortgage loans pledged as collateral decrease (as a result of rising interest rates, changes in prepayment speeds, widening of credit spreads or otherwise), we will likely be subject to margin calls for additional collateral from our financing counterparties. Should the fair value of our real estate securities or mortgage loans decrease materially and suddenly, margin calls will likely increase causing an adverse change to our liquidity position which could result in substantial losses. In addition, we cannot be assured that we will always be able to roll our financing arrangements at their scheduled maturities, which could cause material additional harm to our liquidity position and result in substantial losses. Further, should funding conditions tighten as they did during the Great Financial Crisis (2007-2009) and the onset of the COVID-19 pandemic (2020), our financing arrangement counterparties may increase our margin requirements on new financings, including repurchase transactions that we roll at maturity with the same counterparty. This would require us to post additional collateral and would reduce our ability to use leverage and could potentially cause us to incur substantial losses.

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

Concern surrounding the ongoing COVID-19 pandemic and certain of the actions taken to reduce its spread have caused and may continue to cause business shutdowns, limitations on financial transactions, labor shortages, supply chain interruptions, increased unemployment and property vacancy and lease default rates, reduced profitability and ability for property owners to make loan, mortgage and other payments, and overall economic and financial market instability, all of which may cause an increase in credit risk of our credit sensitive assets. Any future period of payment deferrals, forbearance, delinquencies, defaults, foreclosures or losses will likely adversely affect our net interest income from residential mortgage loans and RMBS investments, the fair value of these assets, our ability to liquidate the collateral that may underlie these investments and obtain additional financing and the future profitability of our investments. Further, in the event of delinquencies, defaults and foreclosure, regulatory changes and policies designed to protect borrowers and renters may slow or prevent us from taking remediation actions.

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2022. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Refer to the risks identified under the caption "Risk Factors", in our Annual Report on Form 10-K for the year ended December 31, 2021 and our subsequent filings, which are available on the Securities and Exchange Commission’s website at www.sec.gov, and in the "Forward-Looking Statements" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" sections herein.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION.

Submission of Matters to a Vote of Security Holders - Results of 2022 Annual Meeting of Stockholders

On May 2, 2022, the Company held its 2022 annual meeting of stockholders, where the Company’s stockholders voted on the following matters which were set forth in the notice for the meeting:

1.	Election of six directors to the Company's board of directors, with each director serving until the Company's 2023 annual meeting of stockholders and until his or her successor is duly elected and qualified;
2.	Ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent registered public accounting firm for the year ending December 31, 2022; and
3.	Approval, on an advisory basis, of the Company's executive compensation.
Each of the six nominees was elected, the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm was ratified, and the executive compensation was approved on an advisory basis. The vote tabulation for each proposal is as follows:

1.	Election of Directors:

Director	Votes For	Votes Withheld	Broker Non-Votes
T.J. Durkin	7,091,661	2,881,007	6,432,386
Debra Hess	6,984,771	2,987,897	6,432,386
Dianne Hurley	7,044,984	2,927,684	6,432,386
Matthew Jozoff	9,786,801	185,867	6,432,386
Peter Linneman	6,818,049	3,154,619	6,432,386
David Roberts	7,143,322	2,829,346	6,432,386

2.	Ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2022:

Votes For	Votes Against	Abstentions	Broker Non-Votes
13,914,830	146,850	2,343,374	—

3.	Approval, on an advisory basis, of the Company's executive compensation:

Votes For	Votes Against	Abstentions	Broker Non-Votes
7,441,640	2,411,292	119,732	6,432,390

Amended Form Indemnification Agreement

On May 2, 2022, we entered into amended and restated indemnification agreements (each, an “Indemnification Agreement”) with each of our directors and officers (each, an “Indemnitee”) to, among other things (i) provide the Indemnitee with the most comprehensive indemnification permissible under the Maryland General Corporation Law (the “MGCL”), (ii) provide additional clarity, and (iii) conform language and style to the language and style of the MGCL.

The foregoing description of the Indemnification Agreements does not purport to be complete and is qualified in its entirety by reference to a copy of the form of Indemnification Agreement filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

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

3.3	Amended and Restated Bylaws of AG Mortgage Investment Trust, Inc. Inc., incorporated by reference to Exhibit 3.3 on Form 10-K filed with the Securities and Exchange Commission on February 25, 2022.

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

4.1	Specimen Common Stock Certificate of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 4.1 on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2021.

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

10.1*	Form of Indemnification Agreement

31.1*	Certification of David N. Roberts pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Anthony W. Rossiello pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of David N. Roberts pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Anthony W. Rossiello pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AG MORTGAGE INVESTMENT TRUST, INC.

May 6, 2022	By:	/s/ DAVID N. ROBERTS
David N. Roberts
Chief Executive Officer (principal executive officer)

May 6, 2022	By:	/s/ ANTHONY W. ROSSIELLO
Anthony W. Rossiello
Chief Financial Officer (principal financial officer and principal accounting officer)