Form 10-Q
period 2022-06-30
AG Mortgage Investment Trust, Inc.
filed 2022-08-05
CIK 1514281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________

FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Yes   ☐     No   ☒

As of August 1, 2022, there were 22,502,073 outstanding shares of common stock of AG Mortgage Investment Trust, Inc.

AG MORTGAGE INVESTMENT TRUST, INC.

PART I

ITEM 1. FINANCIAL STATEMENTS

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands, except per share data)

	June 30, 2022	December 31, 2021
Assets
Securitized residential mortgage loans, at fair value - $293,441 and $119,947 pledged as collateral, respectively (1)	$2,802,227	$1,158,134
Residential mortgage loans, at fair value - $761,937 and $1,469,358 pledged as collateral, respectively	768,174	1,476,972
Real estate securities, at fair value - $55,495 and $444,481 pledged as collateral, respectively	61,137	514,470
Investments in debt and equity of affiliates	82,243	92,023
Cash and cash equivalents	88,575	68,079
Restricted cash	52,075	32,150
Other assets	25,206	20,900
Total Assets	$3,879,637	$3,362,728

Liabilities
Securitized debt, at fair value (1)	$2,467,766	$999,215
Financing arrangements	902,171	1,777,743
Dividend payable	4,723	5,021
Other liabilities (2)	26,312	10,369
Total Liabilities	3,400,972	2,792,348
Commitments and Contingencies (Note 12)
Stockholders’ Equity
Preferred stock - $227,991 aggregate liquidation preference	220,472	220,472
Common stock, par value $0.01 per share; 450,000 shares of common stock authorized and 22,490 and 23,908 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	225	239
Additional paid-in capital	785,610	796,469
Retained earnings/(deficit)	(527,642)	(446,800)
Total Stockholders’ Equity	478,665	570,380

Total Liabilities & Stockholders’ Equity	$3,879,637	$3,362,728
(1)These balances relate to certain residential mortgage loans which were securitized resulting in the Company consolidating the variable interest entities that were created to facilitate these securitizations as the Company was determined to be the primary beneficiary. See Note 3 for additional details.
(2)Refer to Note 7 and Note 10 for additional details on amounts payable to affiliates.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net Interest Income
Interest income	$39,410	$14,228	$72,827	$26,347
Interest expense	23,173	5,294	39,295	9,355
Total Net Interest Income	16,237	8,934	33,532	16,992

Other Income/(Loss)
Net interest component of interest rate swaps	(2,583)	(1,573)	(4,853)	(2,314)
Net realized gain/(loss)	308	4,374	9,091	336
Net unrealized gain/(loss)	(46,351)	9,685	(68,771)	29,534
Other income/(loss), net	—	—	—	37
Total Other Income/(Loss)	(48,626)	12,486	(64,533)	27,593

Expenses
Management fee to affiliate (1)	1,958	1,667	3,920	3,321
Other operating expenses (1)	3,823	2,981	7,511	7,131
Transaction related expenses (1)	3,735	1,885	9,614	1,718
Servicing fees	1,012	672	2,019	1,287
Total Expenses	10,528	7,205	23,064	13,457

Income/(loss) before equity in earnings/(loss) from affiliates	(42,917)	14,215	(54,065)	31,128

Equity in earnings/(loss) from affiliates	(5,806)	1,278	(7,860)	27,614
Net Income/(Loss)	(48,723)	15,493	(61,925)	58,742

Gain on Exchange Offers, net (Note 11)	—	114	—	472
Dividends on preferred stock	(4,586)	(4,689)	(9,172)	(9,613)

Net Income/(Loss) Available to Common Stockholders	$(53,309)	$10,918	$(71,097)	$49,601

Earnings/(Loss) Per Share of Common Stock (2)
Basic	$(2.27)	$0.70	$(3.00)	$3.34
Diluted	$(2.27)	$0.70	$(3.00)	$3.34

Weighted Average Number of Shares of Common Stock Outstanding (2)
Basic	23,457	15,595	23,685	14,860
Diluted	23,457	15,595	23,685	14,860
(1)Refer to Note 10 for additional details on related party transactions.
(2)Amounts have been adjusted to reflect the one-for-three reverse stock split effected July 22, 2021. See Note 2 and Note 11 for additional details.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands)

For the Three Months Ended June 30, 2022 and June 30, 2021
	Common Stock		Preferred Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)
	Shares	Amount				Total
Balance at April 1, 2022	23,915	$239	$220,472	$796,549	$(469,610)	$547,650
Repurchase of common stock	(1,434)	(14)	—	(11,019)	—	(11,033)
Grant of restricted stock	9	—	—	80	—	80
Common dividends declared	—	—	—	—	(4,723)	(4,723)
Preferred dividends declared	—	—	—	—	(4,586)	(4,586)
Net Income/(Loss)	—	—	—	—	(48,723)	(48,723)
Balance at June 30, 2022	22,490	$225	$220,472	$785,610	$(527,642)	$478,665

	Common Stock (1)		Preferred Stock	Additional Paid-in Capital (1)	Retained Earnings/(Deficit)
	Shares	Amount				Total
Balance at April 1, 2021	15,500	$156	$226,297	$711,055	$(482,203)	$455,305
Net proceeds from issuance of common stock	227	2	—	3,098	—	3,100
Grant of restricted stock	6	—	—	80	—	80
Common dividends declared	—	—	—	—	(3,394)	(3,394)
Preferred dividends declared	—	—	—	—	(4,707)	(4,707)
Exchange Offers (Note 11)	431	4	(5,825)	5,707	114	—
Net Income/(Loss)	—	—	—	—	15,493	15,493
Balance at June 30, 2021	16,164	$162	$220,472	$719,940	$(474,697)	$465,877

For the Six Months Ended June 30, 2022 and June 30, 2021
	Common Stock		Preferred Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)
	Shares	Amount				Total
Balance at January 1, 2022	23,908	$239	$220,472	$796,469	$(446,800)	$570,380
Repurchase of common stock	(1,434)	(14)	—	(11,019)	—	(11,033)
Grant of restricted stock	16	—	—	160	—	160
Common dividends declared	—	—	—	—	(9,745)	(9,745)
Preferred dividends declared	—	—	—	—	(9,172)	(9,172)
Net Income/(Loss)	—	—	—	—	(61,925)	(61,925)
Balance at June 30, 2022	22,490	$225	$220,472	$785,610	$(527,642)	$478,665

	Common Stock (1)		Preferred Stock	Additional Paid-in Capital (1)	Retained Earnings/(Deficit)
	Shares	Amount				Total
Balance at January 1, 2021	13,811	$138	$238,478	$689,147	$(518,058)	$409,705
Net proceeds from issuance of common stock	972	10	—	13,123	—	13,133
Grant of restricted stock	13	—	—	160	—	160
Common dividends declared	—	—	—	—	(6,185)	(6,185)
Preferred dividends declared	—	—	—	—	(9,668)	(9,668)
Exchange Offers (Note 11)	1,368	14	(18,006)	17,510	472	(10)
Net Income/(Loss)	—	—	—	—	58,742	58,742
Balance at June 30, 2021	16,164	$162	$220,472	$719,940	$(474,697)	$465,877
(1)Amounts have been adjusted to reflect the one-for-three reverse stock split effected July 22, 2021. See Note 2 and Note 11 for additional details.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended
	June 30, 2022	June 30, 2021
Cash Flows from Operating Activities
Net income/(loss)	$(61,925)	$58,742
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Net amortization of premium/(discount)	3,218	363
Net realized (gain)/loss	(9,091)	(336)
Net unrealized (gain)/loss	68,771	(29,534)
Equity based compensation expense	160	160
(Income)/Loss from investments in debt and equity of affiliates in excess of distributions received	8,832	(18,089)
Change in operating assets/liabilities:
Other assets	(2,747)	(1,741)
Other liabilities	5,680	311
Net cash provided by (used in) operating activities	12,898	9,876

Cash Flows from Investing Activities
Purchase of residential mortgage loans	(1,547,676)	(655,627)
Purchase of real estate securities	(108,558)	(768,794)
Origination of commercial loans	—	(1,881)
Purchase of commercial loans	—	(3,377)
Investments in debt and equity of affiliates	(1,698)	(3,029)
Proceeds from sales of residential mortgage loans	—	45,615
Proceeds from sales of real estate securities	513,780	453,863
Proceeds from sales of commercial loans	—	74,579
Principal repayments on residential mortgage loans	297,275	33,651
Principal repayments on real estate securities	19,416	30,165
Principal repayments on commercial loans	—	195
Distributions received in excess of income from investments in debt and equity of affiliates	6,760	37,804
Net settlement of interest rate swaps and other instruments	52,277	11,518
Net settlement of TBAs	5,943	—
Cash flows provided by (used in) other investing activities	604	2,682
Net cash provided by (used in) investing activities	(761,877)	(742,636)

Cash Flows from Financing Activities
Net proceeds from issuance of common stock	—	13,133
Repurchase of common stock	(11,033)	—
Net borrowings under (repayments of) financing arrangements	(875,572)	643,422
Deferred financing costs paid	(35)	(200)
Repayments of secured debt	—	(10,000)
Proceeds from issuance of securitized debt	1,893,609	203,625
Principal repayments on securitized debt	(237,676)	(78,931)
Net collateral received from (paid to) derivative counterparty	39,322	—
Net collateral received from (paid to) repurchase counterparty	—	800
Dividends paid on common stock	(10,043)	(4,034)
Dividends paid on preferred stock	(9,172)	(9,668)
Net cash provided by (used in) financing activities	789,400	758,147

	Six Months Ended
	June 30, 2022	June 30, 2021

Net change in cash and cash equivalents and restricted cash	40,421	25,387
Cash and cash equivalents and restricted cash, Beginning of Period	100,229	62,318
Effect of exchange rate changes on cash	—	10
Cash and cash equivalents and restricted cash, End of Period	$140,650	$87,715

Supplemental disclosure of cash flow information:
Cash paid for interest on financing arrangements	$33,281	$8,917
Cash paid for excise and income taxes	$23	$16

Supplemental disclosure of non-cash financing and investing activities:
Receivable on unsettled trades	$—	$106,247
Common stock dividends declared but not paid	$4,723	$3,394
Exchange Offers (Note 11)	$—	$18,006
Purchase price payable on loans	$794	$—
Transfer from residential mortgage loans to other assets	$1,087	$923

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	June 30, 2022	June 30, 2021
Cash and cash equivalents	$88,575	$64,007
Restricted cash	52,075	23,708
Total cash and cash equivalents and restricted cash	$140,650	$87,715

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2022

1. Organization

AG Mortgage Investment Trust, Inc. (the "Company") is a residential mortgage REIT with a focus on investing in a diversified risk-adjusted portfolio of residential mortgage-related assets in the U.S. mortgage market. The Company’s investment activities primarily include acquiring and securitizing newly-originated residential mortgage loans within the non-agency segment of the housing market. The Company obtains its assets through Arc Home, LLC ("Arc Home"), a residential mortgage loan originator in which it owns an approximate 44.6% interest, and through other third-party origination partners.

The Company’s assets, excluding its ownership in Arc Home, include Residential Investments and Agency RMBS. Currently, its Residential Investments primarily consist of Non-Agency Loans and Agency-Eligible Loans. The Company may invest in other types of residential mortgage loans and other mortgage related assets. The Company also invests in Residential Investments through its unconsolidated ownership interests in affiliates which are included in the "Investments in debt and equity of affiliates" line item on its consolidated balance sheets.

The Company's asset classes are primarily comprised of the following:

Asset Class	Description
Residential Investments
Non-Agency Loans(1)
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

Agency-Eligible Loans(1)	•Agency-Eligible Loans are loans that are underwritten in accordance with GSE guidelines and are primarily secured by investment properties.
Re- and Non-Performing Loans(1)	•Performing, re-performing, and non-performing loans are residential mortgage loans collateralized by a first lien mortgaged property.
Non-Agency Residential Mortgage-Backed Securities ("RMBS")(2)
•Non-Agency RMBS represent fixed- and floating-rate RMBS issued by entities other than U.S. GSEs or agencies of the U.S. government. The mortgage loan collateral consists of either Non-Agency Loans or Agency-Eligible Loans.

Agency RMBS(2)	•Agency RMBS represent interests in pools of residential mortgage loans guaranteed by a GSE such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government such as Ginnie Mae.
(1)These investments are included in the "Securitized residential mortgage loans, at fair value" and "Residential mortgage loans, at fair value" line items on the consolidated balance sheets.
(2)These investments are included in the "Real estate securities, at fair value" line item on the consolidated balance sheets.

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
June 30, 2022
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
June 30, 2022
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

Arc Home

On December 9, 2015, the Company, alongside private funds managed by Angelo Gordon, through AG Arc LLC, one of the Company’s indirect affiliates ("AG Arc"), formed Arc Home. The Company has an approximate 44.6% interest in AG Arc. Arc Home originates residential mortgage loans and retains the mortgage servicing rights associated with certain loans it originates. Arc Home is led by an external management team. The Company has chosen to make a fair value election with respect to its investment in AG Arc pursuant to ASC 825. The Company elected to treat its investment in AG Arc as a taxable REIT subsidiary. As a result, income or losses recognized by the Company from its investment in AG Arc are recorded in "Equity in earnings/(loss) from affiliates" line item on the Company's consolidated statement of operations net of income taxes.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2022

From time to time, the Company acquires newly originated residential mortgage loans from Arc Home. In connection with the sale of loans from Arc Home to the Company, gains or losses recorded by Arc Home are consolidated into AG Arc. In accordance with ASC 323-10, for loans acquired from Arc Home that remain on the Company's consolidated balance sheet at period end, the Company eliminates any profits or losses typically recognized through the "Equity in earnings/(loss) from affiliates" line item on the Company's consolidated statement of operations and adjusts the cost basis of the underlying loans resulting in unrealized gains. During the three and six months ended June 30, 2022 and 2021, the Company eliminated intra-entity profits recognized by Arc Home and also decreased the cost basis of the underlying loans by the same amount in connection with loan sales to the Company, as detailed below (in thousands).

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Intra-Entity Profits Eliminated	$1,758	$1,430	$4,114	$1,887

Additionally, the Company enters into forward purchase commitments with Arc Home whereby the Company commits to purchase residential mortgage loans from Arc Home at a particular price on a best-efforts basis. See the "Accounting for derivative financial instruments - Forward purchase commitments" policy below and Note 10 for additional detail.

MATH

On August 29, 2017, the Company, alongside private funds managed by Angelo Gordon, formed Mortgage Acquisition Holding I LLC ("MATH") to conduct a residential mortgage investment strategy. The Company has an approximate 44.6% interest in MATH. MATH in turn sponsored the formation of an entity called Mortgage Acquisition Trust I LLC ("MATT") to purchase predominantly Non-QM Loans. MATT made an election to be treated as a real estate investment trust beginning with the 2018 tax year. As of June 30, 2022, MATT primarily holds retained tranches from past securitizations which continue to pay down and the Company does not expect to acquire additional investments within this equity method investment.

LOTS

On May 15, 2019 and November 14, 2019, the Company, alongside private funds managed by Angelo Gordon, formed LOT SP I LLC and LOT SP II LLC, respectively, (collectively, "LOTS"). The Company has an approximate 47.5% and 50% interest in LOT SP I LLC and LOT SP II LLC, respectively. LOTS were formed to originate first mortgage loans to third-party land developers and home builders for the acquisition and horizontal development of land ("Land Related Financing"). The LOTS investments continue to pay down and the Company does not expect to originate new loans within this equity method investment.

Investment consolidation

An entity is a variable interest entity ("VIE") if the equity investors (i) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, (ii) are unable to direct the entity’s activities, or (iii) are not exposed to the entity’s losses or entitled to its residual returns. VIEs within the scope of ASC 810-10, "Consolidation," are required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE is determined to be the party that has both the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. This determination can sometimes involve complex and subjective analyses. Further, ASC 810-10 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE. In accordance with ASC 810-10, all transferees, including variable interest entities, must be evaluated for consolidation. If the Company determines that consolidation is not required, it will then assess whether the transfer of the underlying assets would qualify as a sale, should be accounted for as secured financings under GAAP, or should be accounted for as an equity method investment, depending on the circumstances.

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
June 30, 2022
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

The Company enters into securitization transactions collateralized by its Non-Agency Loans ("Non-Agency VIEs"), Agency-Eligible Loans ("Agency-Eligible VIEs"), and re- and non-performing loans ("RPL/NPL VIEs") (collectively, "Residential Mortgage Loan VIEs"), which may result in the Company consolidating the respective VIEs that are created to facilitate these securitizations. Based on the evaluations of each VIE, the Company may conclude that the VIEs should be consolidated and, as a result, transferred assets of these VIEs would be determined to be secured borrowings. Upon consolidation, the Company elected the fair value option pursuant to ASC 825 for the assets and liabilities of the Residential Mortgage Loan VIEs. Electing the fair value option allows the Company to record changes in fair value in the consolidated statement of operations, which, in management's view, more appropriately reflects the results of operations for a particular reporting period as all activities will be recorded in a similar manner. The Company applied the guidance under ASC 810-10 (Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity) whereby the Company determines whether the fair value of the assets or liabilities of the Residential Mortgage Loan VIEs are more observable as a basis for measuring the less observable financial instruments. The Company has determined that the fair value of the liabilities of the Residential Mortgage Loan VIEs are more observable since the prices for these liabilities are more easily determined as similar instruments trade more frequently on a relative basis than the individual assets of the VIEs. See Note 3 for more detail regarding the Residential Mortgage Loan VIEs and Note 5 for more detail related to the Company's determination of fair value for the assets and liabilities included within these VIEs.

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

From time to time, the Company may securitize mortgage loans it holds if such financing is available. These transactions will be recorded in accordance with ASC 860-10 and will be accounted for as either a "sale" and the loans will be removed from the consolidated balance sheets or as a "financing" and will be classified as "Securitized residential mortgage loans, at fair value" on the consolidated balance sheets, depending upon the structure of the securitization transaction. ASC 860-10 is a standard that may require the Company to exercise significant judgment in determining whether a transaction should be recorded as a "sale" or a "financing."

Cash and cash equivalents

Cash is comprised of cash on deposit with financial institutions. The Company classifies highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents. Cash equivalents may include cash invested in

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2022
money market funds. Cash and cash equivalents are carried at cost, which approximates fair value. The Company places its cash with high credit quality institutions to minimize credit risk exposure. Cash pledged to the Company as collateral is unrestricted in use and, accordingly, is included as a component of "Cash and cash equivalents" on the consolidated balance sheets. Any cash held by the Company as collateral is included in the "Other liabilities" line item on the consolidated balance sheets and in cash flows from financing activities on the consolidated statement of cash flows. "Other liabilities" does not include variation margin received on centrally cleared derivatives. Refer to the "Accounting for derivative financial instruments" policy below for additional detail. Any cash due to the Company in the form of principal payments is included in the "Other assets" line item on the consolidated balance sheets and in cash flows from operating activities on the consolidated statement of cash flows.

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

The Company pledges certain loans or securities as collateral under financing arrangements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. The amounts available to be borrowed under repurchase agreements and revolving facilities are dependent upon the fair value of the loans or securities pledged as collateral, which can fluctuate with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance, and real estate industries. If the fair value of pledged assets declines due to changes in market conditions, lenders typically would require the Company to post additional securities as collateral, pay down borrowings, or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls. The fair value of financial instruments pledged as collateral on the Company’s financing arrangements represents the Company’s fair value of such instruments which may differ from the fair value assigned to the collateral by its counterparties. The Company maintains a level of liquidity in order to meet these obligations. If the fair value of pledged assets increases due to changes in market conditions, counterparties may be required to return collateral to us in the form of securities or cash or post additional collateral to us. Financings pursuant to repurchase agreements and revolving facilities are generally recourse to the Company. As of June 30, 2022 and December 31, 2021, the Company had met all margin call requirements.

Accounting for derivative financial instruments

Derivative contracts

The Company enters into derivative contracts as a means of mitigating interest rate risk rather than to enhance returns. The Company accounts for derivative financial instruments in accordance with ASC 815-10, "Derivatives and Hedging." ASC 815-10 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. Additionally, if or when hedge accounting is elected, the fair value adjustments will affect either other comprehensive income in stockholders’ equity until the hedged item is recognized in earnings or net income depending on whether the derivative instrument is designated and qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. As of June 30, 2022 and December 31, 2021, the Company did not have any interest rate derivatives designated as hedges. All derivatives have been recorded at fair value with corresponding changes in fair value recognized in the consolidated statement of operations. The Company records derivative asset and liability positions on a gross basis with respect to its counterparties. During the period in which the Company unwinds a derivative, it records a realized gain/(loss) in the "Net realized gain/(loss)" line item in the consolidated statement of operations.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2022
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

Forward purchase commitments

The Company may enter into forward purchase commitments with counterparties whereby the Company commits to purchasing residential mortgage loans at a particular price. Actual loan purchases are contingent upon successful loan closings. The counterparties deliver the committed loans on either a mandatory basis or best-efforts basis. These commitments to purchase mortgage loans are classified as derivatives and are therefore recorded at fair value on the consolidated balance sheets, with corresponding changes in fair value recognized in the consolidated statement of operations. Derivatives with a positive fair value to the Company are reported as assets and derivatives with a negative fair value to the Company are reported as liabilities.

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

Interest income recognition

Interest income on the Company’s loan and securities portfolio is accrued based on the actual coupon rate and the outstanding principal balance of such loans or securities. The Company has elected to record interest in accordance with ASC 835-30-35-2, "Imputation of Interest," using the effective interest method for all loans and securities accounted for under the fair value option in accordance with ASC 825, "Financial Instruments." As such, premiums and discounts are amortized or accreted into interest

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2022
income over the lives of the loans or securities in accordance with ASC 310-20, "Nonrefundable Fees and Other Costs," ASC 320-10 or ASC 325-40, as applicable. Total interest income is recorded in the "Interest income" line item on the consolidated statement of operations.

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

Realized gains and losses

Realized gains or losses on sales of loans, securities, and derivatives are included in the "Net realized gain/(loss)" line item on the consolidated statement of operations. The cost of loans, securities, and derivatives sold is calculated using a first in, first out ("FIFO") basis. Realized gains and losses are recorded in earnings at the time of disposition.

Manager compensation

The management agreement, as amended, provides for payment to the Manager of a management fee, an incentive fee, and reimbursements of certain expenses incurred by the Manager or its affiliates on behalf of the Company. The management fee, incentive fee, and reimbursements are accrued and expensed during the period for which they are earned or for which the expenses are incurred, respectively. These expenses are included in the "Management fee to affiliate" line item and in the "Other operating expenses" and "Transaction related expenses" line items, respectively, on the consolidated statement of operations. For a more detailed discussion on the fees payable under the management agreement, see Note 10.

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
June 30, 2022
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
June 30, 2022
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

The Manager has an established cross-functional team that focuses on evaluating exposure to LIBOR and monitoring regulatory updates to assess the potential impact to the portfolios under management from the cessation set to occur in 2023 and has established a LIBOR transition plan to facilitate an orderly transition to alternative reference rates. As of June 30, 2022, the Company is continuing to assess the impact of the LIBOR transition and does not expect the transition or the adoption of ASU 2020-04 to have a material impact on the consolidated financial statements. The Company's primary exposure to LIBOR includes certain financing arrangements, interest rate swaps, and the Series C Preferred Stock. The Company's financing arrangements either have provisions in place that provide for an alternative to LIBOR upon its phase-out or contain maturities of one year or less and therefore would mature prior to the phase out of LIBOR in June 2023. In addition, the Company has begun amending terms of certain financing arrangements, where necessary, to transition or direct the transition to an alternative benchmark. Interest rate swaps will experience an orderly market transition upon the cessation of LIBOR, although the Company has begun transitioning its interest rate swap portfolio away from LIBOR benchmarks. The Company does not currently intend to amend the Series C Preferred Stock to change the existing LIBOR cessation fallback language.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2022
3. Loans

Residential mortgage loans

The table below details information regarding the Company’s residential mortgage loan portfolio as of June 30, 2022 and December 31, 2021 ($ in thousands). The gross unrealized gains/(losses) in the table below represent inception to date gains/(losses).

	Unpaid Principal Balance			Gross Unrealized			Weighted Average
June 30, 2022		Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years) (1)
Securitized residential mortgage loans, at fair value (2)
Non-Agency Loans	$1,807,940	$60,119	$1,868,059	$—	$(150,245)	$1,717,814	4.78%	4.21%	7.32
Agency-Eligible Loans	857,482	6,458	863,940	—	(80,360)	783,580	3.59%	3.47%	8.90
Re- and Non-Performing Loans	348,197	(41,414)	306,783	5,923	(11,873)	300,833	3.49%	6.60%	6.19
Total Securitized residential mortgage loans, at fair value	$3,013,619	$25,163	$3,038,782	$5,923	$(242,478)	$2,802,227	4.29%	4.26%	7.64

Residential mortgage loans, at fair value
Non-Agency Loans	$657,941	$6,386	$664,327	$62	$(32,293)	$632,096	5.21%	4.73%	5.50
Agency-Eligible Loans	135,600	(1,132)	134,468	164	(2,887)	131,745	4.83%	4.95%	5.92
Re- and Non-Performing Loans	4,268	(2,046)	2,222	2,111	—	4,333	N/A	51.68%	1.89
Total Residential mortgage loans, at fair value	$797,809	$3,208	$801,017	$2,337	$(35,180)	$768,174	5.14%	5.03%	5.56

Total as of June 30, 2022	$3,811,428	$28,371	$3,839,799	$8,260	$(277,658)	$3,570,401	4.47%	4.43%	7.20

	Unpaid Principal Balance			Gross Unrealized			Weighted Average
December 31, 2021		Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years) (1)
Securitized residential mortgage loans, at fair value (2)
Non-Agency Loans	$777,828	$30,739	$808,567	$5,821	$(1,005)	$813,383	5.13%	3.96%	4.50
Re- and Non-Performing Loans	377,923	(44,971)	332,952	14,914	(3,115)	344,751	3.55%	5.90%	7.17
Total Securitized residential mortgage loans, at fair value	$1,155,751	$(14,232)	$1,141,519	$20,735	$(4,120)	$1,158,134	4.61%	4.53%	5.37

Residential mortgage loans, at fair value
Non-Agency Loans	$987,290	$35,647	$1,022,937	$9,336	$(1,458)	$1,030,815	4.75%	3.76%	5.01
Agency-Eligible Loans	429,424	10,039	439,463	1,723	(349)	440,837	3.64%	3.19%	6.84
Re- and Non-Performing Loans	6,528	(3,536)	2,992	2,328	—	5,320	N/A	31.18%	2.24
Total Residential mortgage loans, at fair value	$1,423,242	$42,150	$1,465,392	$13,387	$(1,807)	$1,476,972	4.41%	3.69%	5.55

Total as of December 31, 2021	$2,578,993	$27,918	$2,606,911	$34,122	$(5,927)	$2,635,106	4.50%	4.06%	5.47
(1)This is based on projected life. Typically, actual maturities are shorter than stated contractual maturities. Maturities are affected by the lives of the underlying mortgage loans, periodic payments of principal, and prepayments of principal.
(2)Refer to the "Variable interest entities" section below for additional details.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2022
The following tables present information regarding credit quality of the Company's residential mortgage loans ($ in thousands).

	Unpaid Principal Balance		Weighted Average (1)		Aging by Unpaid Principal Balance (1)(2)
June 30, 2022		Loan Count (1)	Original LTV Ratio	Current FICO (3)	Current	30-59 Days	60-89 Days	90+ Days
Securitized residential mortgage loans
Non-Agency Loans	$1,807,940	3,643	69.02%	732	$1,797,960	$3,208	$2,730	$4,042
Agency-Eligible Loans	857,482	2,656	64.81%	757	855,838	1,644	—	—
Re- and Non-Performing Loans	348,197	2,379	79.63%	639	242,237	30,879	11,066	64,015
Total Securitized residential mortgage loans	3,013,619	8,678	69.04%	728	2,896,035	35,731	13,796	68,057
Residential mortgage loans
Non-Agency Loans	657,941	1,184	69.09%	735	644,799	3,192	405	9,545
Agency-Eligible Loans	135,600	366	68.49%	762	135,600	—	—	—
Re- and Non-Performing Loans (1)	4,268	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Total Residential mortgage loans	797,809	1,550	68.98%	740	780,399	3,192	405	9,545
Total as of June 30, 2022	$3,811,428	10,228	69.03%	730	$3,676,434	$38,923	$14,201	$77,602

	Unpaid Principal Balance		Weighted Average (1)		Aging by Unpaid Principal Balance (1)(2)
December 31, 2021		Loan Count (1)	Original LTV Ratio	Current FICO (3)	Current	30-59 Days	60-89 Days	90+ Days
Securitized residential mortgage loans
Non-Agency Loans	$777,828	1,562	68.03%	733	$767,734	$6,495	$1,036	$2,563
Re- and Non-Performing Loans	377,923	2,540	79.20%	639	256,094	35,974	12,324	73,531
Total Securitized residential mortgage loans	1,155,751	4,102	71.68%	697	1,023,828	42,469	13,360	76,094
Residential mortgage loans
Non-Agency Loans	987,290	1,886	69.39%	737	967,910	9,101	1,630	8,649
Agency-Eligible Loans	429,424	1,339	65.44%	754	425,594	3,830	—	—
Re- and Non-Performing Loans (1)	6,528	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Total Residential mortgage loans	1,423,242	3,225	68.19%	742	1,393,504	12,931	1,630	8,649
Total as of December 31, 2021	$2,578,993	7,327	69.76%	723	$2,417,332	$55,400	$14,990	$84,743
(1)Loan count, weighted average, and aging data excludes the Re- and Non-Performing Loans subcategory of Residential mortgage loans above as there may be limited data available regarding the underlying collateral of these residual positions.
(2)As of June 30, 2022, the Company had residential mortgage loans that were 90+ days delinquent and loans in the process of foreclosure with a fair value of $34.0 million and $37.2 million, respectively. As of December 31, 2021, the Company had residential mortgage loans that were 90+ days delinquent and loans in the process of foreclosure with a fair value of $47.4 million and $29.0 million, respectively.
(3)Weighted average current FICO excludes borrowers where FICO scores were not available.

During the three and six months ended June 30, 2022, the Company purchased Non-Agency Loans and Agency-Eligible Loans, as detailed below (in thousands). A portion of these loans were purchased from Arc Home. See Note 10 for more detail.

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Non-Agency Loans	$330,412	$336,002	$925,700	$940,564
Agency-Eligible Loans	270,846	262,136	607,123	605,478

The Company did not sell any residential mortgage loans during the three and six months ended June 30, 2022. For the three and six months ended June 30, 2021, the Company sold residential mortgage loans as detailed below ($ in thousands).

	Number of Loans	Proceeds	Realized Gains	Realized Losses
Three and six months ended June 30, 2021 (1)	368	$47,219	$8,166	$(350)
(1) Includes $1.6 million of proceeds on one residual position where the Company previously consolidated the securitization which was unsettled as of June 30, 2021.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2022

The Company’s residential mortgage loan portfolio consisted of mortgage loans on residential real estate located throughout the United States. The following is a summary of the geographic concentration of credit risk as of June 30, 2022 and December 31, 2021 and includes states where the exposure is greater than 5% of the fair value the Company's residential mortgage loan portfolio.

Geographic Concentration of Credit Risk (1)	June 30, 2022	December 31, 2021
California	34%	35%
New York	16%	15%
Florida	10%	11%
New Jersey	6%	6%
(1)Excludes the Re- and Non-Performing Loans subcategory of Residential mortgage loans above as there may be limited data available regarding the underlying collateral of these residual positions.

The following is a summary of the changes in the accretable portion of the discount for the Company’s securitized re-performing and non-performing loan portfolios for the three and six months ended June 30, 2022 and 2021, which is determined by the Company’s estimate of undiscounted principal expected to be collected in excess of the amortized cost of the mortgage loan (in thousands).

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Beginning Balance	$46,257	$55,003	$46,521	$56,907
Accretion	(1,775)	(789)	(3,425)	(2,351)
Reclassifications from/(to) non-accretable difference	(581)	2,955	805	2,677
Disposals	—	(5,497)	—	(5,561)
Ending Balance	$43,901	$51,672	$43,901	$51,672

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2022
Variable interest entities

The following table details certain information related to the assets and liabilities of the Residential Mortgage Loan VIEs as of June 30, 2022 and December 31, 2021 ($ in thousands).

	June 30, 2022			December 31, 2021
	Carrying Value	Weighted Average		Carrying Value	Weighted Average
		Yield	Life (Years) (1)		Yield	Life (Years) (1)
Assets
Non-Agency VIEs	$1,717,814	4.21%	7.32	$813,383	3.96%	4.50
Agency-Eligible VIEs	783,580	3.47%	8.90	—	—%	—
RPL/NPL VIEs	300,833	6.60%	6.19	344,751	5.90%	7.17
Securitized residential mortgage loans, at fair value	$2,802,227	4.26%	7.64	$1,158,134	4.53%	5.37
Restricted cash	1,320			1,467
Other assets	13,104			6,457
Total Assets	$2,816,651			$1,166,058

Liabilities
Non-Agency VIEs	$1,552,233	3.26%	4.83	$746,970	1.63%	2.36
Agency-Eligible VIEs	702,377	3.44%	8.51	—	—%	—
RPL/NPL VIEs	213,156	3.09%	2.92	252,245	3.06%	3.75
Securitized debt, at fair value (2)	$2,467,766	3.30%	5.73	$999,215	2.00%	2.71
Financing arrangements (3)	177,599			71,308
Other liabilities	6,786			1,543
Total Liabilities	$2,652,151			$1,072,066

Total Equity	$164,500			$93,992
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

Commercial loans

As of June 30, 2022 and December 31, 2021, the Company did not hold any commercial loans.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2022
4. Real Estate Securities

The following tables detail the Company’s real estate securities portfolio as of June 30, 2022 and December 31, 2021 ($ in thousands). The gross unrealized gains/(losses) in the tables below represent inception to date unrealized gains/(losses).

	Current Face	Premium / (Discount)	Amortized Cost	Gross Unrealized			Weighted Average
June 30, 2022				Gains	Losses	Fair Value	Coupon (1)	Yield
Residential Securities
Agency-Eligible Securities	$33,325	$(10,320)	$23,005	$1,079	$—	$24,084	3.25%	7.29%
Non-Agency Securities (2)	14,894	(218)	14,676	—	(3,459)	11,217	4.35%	4.58%
Non-Agency RMBS Interest Only (2)	119,493	(116,391)	3,102	1,212	—	4,314	0.38%	25.42%
Re/Non-Performing Securities (3)	33	38	71	—	(23)	48	—%	NM
Total Residential Securities	167,745	(126,891)	40,854	2,291	(3,482)	39,663	1.81%	8.30%

Agency RMBS
Interest Only	134,766	(113,843)	20,923	721	(170)	21,474	3.06%	8.00%

Total as of June 30, 2022	$302,511	$(240,734)	$61,777	$3,012	$(3,652)	$61,137	2.51%	8.20%

	Current Face	Premium / (Discount)	Amortized Cost	Gross Unrealized			Weighted Average
December 31, 2021				Gains	Losses	Fair Value	Coupon (1)	Yield
Residential Securities
Non-Agency Securities (2)	$14,894	$(236)	$14,658	$—	$(58)	$14,600	4.36%	4.74%
Non-Agency RMBS Interest Only (2)	160,154	(156,647)	3,507	—	(112)	3,395	0.38%	10.12%
Re/Non-Performing Securities	696	(24)	672	90	—	762	5.25%	29.69%
Total Residential Securities	175,744	(156,907)	18,837	90	(170)	18,757	1.02%	6.73%

Agency RMBS
30 Year Fixed Rate	490,435	11,927	502,362	—	(6,649)	495,713	2.18%	1.78%

Total as of December 31, 2021	$666,179	$(144,980)	$521,199	$90	$(6,819)	$514,470	1.99%	1.96%
(1)Equity residual investments with a zero coupon rate are excluded from this calculation.
(2)Comprised of Non-QM securities and Non-QM interest-only bonds.
(3)Represents one investment. The overall impact of the investment's yield on the Company's portfolio is not meaningful.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2022
The following tables summarize the Company's real estate securities according to their projected weighted average life classifications as of June 30, 2022 and December 31, 2021 ($ in thousands).

	Residential Securities			Agency RMBS
June 30, 2022 Weighted Average Life (1)	Fair Value	Amortized Cost	Weighted Average Coupon (2)	Fair Value	Amortized Cost	Weighted Average Coupon
Less than or equal to 1 year	$48	$71	—%	$—	$—	—%
Greater than one year and less than or equal to five years	4,314	3,102	0.38%	—	—	—%
Greater than five years and less than or equal to ten years	11,217	14,676	4.35%	21,474	20,923	3.06%
Greater than ten years	24,084	23,005	3.25%	—	—	—%
Total as of June 30, 2022	$39,663	$40,854	1.81%	$21,474	$20,923	3.06%

	Residential Securities			Agency RMBS
December 31, 2021 Weighted Average Life (1)	Fair Value	Amortized Cost	Weighted Average Coupon (2)	Fair Value	Amortized Cost	Weighted Average Coupon
Less than or equal to 1 year	$543	$511	5.25%	$—	$—	—%
Greater than one year and less than or equal to five years	18,214	18,326	1.00%	—	—	—%
Greater than five years and less than or equal to ten years	—	—	—%	474,104	480,204	2.19%
Greater than ten years	—	—	—%	21,609	22,158	2.00%
Total as of December 31, 2021	$18,757	$18,837	1.02%	$495,713	$502,362	2.18%
(1)This is based on projected life. Typically, actual maturities are shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.
(2)Equity residual investments securities with a zero coupon rate are excluded from this calculation.

During the three and six months ended June 30, 2022 and 2021, the Company sold real estate securities, as summarized below ($ in thousands).

	Three Months Ended				Six Months Ended
	Number of Securities	Proceeds	Realized Gains	Realized Losses	Number of Securities	Proceeds	Realized Gains	Realized Losses
June 30, 2022	3	$208,576	$—	$(17,832)	16	$513,241	$568	$(35,240)
June 30, 2021 (1)	42	446,046	9,897	(14,279)	69	557,870	12,355	(17,237)
(1)Includes $104.6 million of proceeds on three security sales which were unsettled as of June 30, 2021.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2022
5. Fair value measurements

The following tables present the Company’s financial instruments measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 (in thousands).

	Fair Value at June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Securitized residential mortgage loans	$—	$—	$2,802,227	$2,802,227
Residential mortgage loans	—	844	767,330	768,174
Non-Agency RMBS (1)	—	24,084	11,265	35,349
Non-Agency RMBS Interest Only	—	—	4,314	4,314
Agency Interest Only	—	21,474	—	21,474
Derivative assets (2)	—	68,821	2,211	71,032
AG Arc (3)	—	—	50,170	50,170
Total Assets Measured at Fair Value	$—	$115,223	$3,637,517	$3,752,740

Liabilities:
Securitized debt	$—	$—	$(2,467,766)	$(2,467,766)
Derivative liabilities (2)	—	(5,352)	(7,058)	(12,410)
Total Liabilities Measured at Fair Value	$—	$(5,352)	$(2,474,824)	$(2,480,176)

	Fair value at December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Securitized residential mortgage loans	$—	$—	$1,158,134	$1,158,134
Residential mortgage loans	—	915	1,476,057	1,476,972
Non-Agency RMBS (1)	—	—	15,362	15,362
Non-Agency RMBS Interest Only	—	—	3,395	3,395
30 Year Fixed Rate Agency RMBS	—	495,713	—	495,713
Derivative assets (2)	—	19,781	—	19,781
AG Arc (3)	—	—	53,435	53,435
Total Assets Measured at Fair Value	$—	$516,409	$2,706,383	$3,222,792

Liabilities:
Securitized debt	$—	$—	$(999,215)	$(999,215)
Derivative liabilities (2)	—	(897)	(79)	(976)
Total Liabilities Measured at Fair Value	$—	$(897)	$(999,294)	$(1,000,191)
(1)Non-Agency RMBS is comprised of Non-Agency, Agency-Eligible, and Re/Non-Performing Securities.
(2)As of June 30, 2022, the Company applied a reduction in fair value of $67.1 million and $2.0 million to its interest rate swap assets and liabilities, respectively, related to variation margin with a corresponding increase or decrease in restricted cash, net of collateral posted by the Company's derivative counterparties. As of December 31, 2021, the Company applied a reduction in fair value of $19.6 million and $0.9 million to its interest rate swap assets and liabilities, respectively, related to variation margin with a corresponding increase or decrease in restricted cash, respectively. Derivative assets and liabilities are included in the "Other assets" and "Other liabilities" line items on the consolidated balance sheets, respectively. Refer to Note 2 and Note 7 for more information on the Company's accounting policies with regard to derivatives.
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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2022
The valuation of the Company’s residential mortgage loans, securitized debt relating to the Residential Mortgage Loan VIEs, and forward purchase commitments is determined by the Manager using third-party pricing services where available, valuation analyses from third-party pricing service providers, or model-based pricing. Third-party pricing service providers conduct independent valuation analyses based on a review of source documents, available market data, and comparable investments. The analyses provided by valuation service providers are reviewed and considered by the Manager. The evaluation considers the underlying characteristics of each loan, which are observable inputs, including: coupon, maturity date, loan age, reset date, collateral type, periodic and life cap, geography, and prepayment speeds. The Company also considers loan servicing data, as available, forward interest rates, general economic conditions, home price index forecasts, and valuations of the underlying properties. The variables considered most significant to the determination of the fair value of the Company's residential mortgage loans, securitized debt, and forward purchase commitments include market-implied discount rates, projections of default rates, delinquency rates, prepayment rates, loss severity, recovery rates, reperformance rates, timeline to liquidation, and, for forward purchase commitments, pull-through rates. The Company and third-party pricing service providers use loan level data and macro-economic inputs to generate loss adjusted cash flows and other information in determining the fair value. Because of the inherent uncertainty of such valuation, the fair value established for mortgage loans, securitized debt, and forward purchase commitments held by the Company may differ from the fair value that would have been established if a ready market existed for these mortgage loans.

Fair values for the Company’s securities and derivatives may be based upon prices obtained from third-party pricing services, which are indicative of market activity, or broker quotations may also be used. The evaluation methodology of the Company’s third-party pricing services incorporates commonly used market pricing methods, including a spread measurement to various indices such as the one-year constant maturity treasury and LIBOR, which are observable inputs. The evaluation also considers the underlying characteristics of each investment, which are also observable inputs, including: coupon, maturity date, loan age, reset date, collateral type, periodic and life cap, geography, and prepayment speeds. The Company collects and considers current market intelligence on all major markets, including benchmark security evaluations and bid-lists from various sources, when available. As part of the Company’s risk management process, the Company reviews and analyzes all prices obtained by comparing prices to recently completed transactions involving the same or similar investments on or near the reporting date. If, in the opinion of the Manager, one or more prices reported to the Company are not reliable or unavailable, the Manager reviews the fair value based on characteristics of the investment it receives from the issuer and available market information.

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

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the three and six months ended June 30, 2022 and 2021.

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
June 30, 2022
The following tables present additional information about the Company’s assets and liabilities which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value.

Three Months Ended June 30, 2022 (in thousands)
	Residential Mortgage Loans (1)	Non-Agency RMBS	Non-Agency RMBS Interest Only	Derivative assets	AG Arc	Securitized debt	Derivative liabilities
Beginning balance	$3,271,786	$13,916	$4,865	$—	$54,121	$(1,859,917)	$—
Purchases	588,335	—	—	—	—	—	—
Issuances of Securitized Debt	—	—	—	—	—	(812,470)	—
Proceeds from settlement	(150,887)	(543)	—	(416)	—	120,810	7,805
Total net gains/(losses) (2)
Included in net income	(139,677)	(2,108)	(551)	2,627	(3,951)	83,811	(14,863)
Ending Balance	$3,569,557	$11,265	$4,314	$2,211	$50,170	$(2,467,766)	$(7,058)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of June 30, 2022 (3)	$(139,710)	$(2,128)	$(551)	$2,211	$(3,951)	$83,811	$(7,058)
(1) Includes Securitized residential mortgage loans.
(2) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Net unrealized gain/(loss)	$(63,403)
Net realized gain/(loss)	(7,358)
Equity in earnings/(loss) from affiliates	(3,951)
Total	$(74,712)
(3) Unrealized gains/(losses) are recorded in the following line items in the consolidated statement of operations:
Net unrealized gain/(loss)	$(63,425)
Equity in earnings/(loss) from affiliates	(3,951)
Total	$(67,376)

Three Months Ended June 30, 2021 (in thousands)
	Residential Mortgage Loans (1)	Non-Agency RMBS	Commercial Loans	Excess Mortgage Servicing Rights	AG Arc	Securitized debt
Beginning balance	$640,739	$1,641	$58,209	$3,000	$52,138	$(344,429)
Purchases/Transfers	444,737	—	1,589	—	—	—
Issuances of Securitized Debt	—	—	—	—	—	(203,392)
Proceeds from sales of assets	(45,615)	—	—	—	—	—
Proceeds from settlement	(21,357)	(469)	—	—	—	66,154
Total net gains/(losses) (2)
Included in net income	9,874	11	2,481	(392)	(1,276)	(866)
Ending Balance	$1,028,378	$1,183	$62,279	$2,608	$50,862	$(482,533)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of June 30, 2021 (3)	$2,840	$11	$2,481	$(392)	$(1,276)	$(866)
(1) Includes Securitized residential mortgage loans.
(2) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Net unrealized gain/(loss)	$3,982
Net realized gain/(loss)	7,126
Equity in earnings/(loss) from affiliates	(1,276)
Total	$9,832
(3) Unrealized gains/(losses) are recorded in the following line items in the consolidated statement of operations:
Net unrealized gain/(loss)	$4,074
Equity in earnings/(loss) from affiliates	(1,276)
Total	$2,798

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2022

Six Months Ended June 30, 2022 (in thousands)
	Residential Mortgage Loans (1)	Non-Agency RMBS	Non-Agency RMBS Interest Only	Derivative assets	AG Arc	Securitized debt	Derivative liabilities
Beginning balance	$2,634,191	$15,362	$3,395	$—	$53,435	$(999,215)	$(79)
Purchases	1,532,965	—	—	—	—	—	—
Issuances of Securitized Debt	—	—	—	—	—	(1,887,322)	—
Proceeds from settlement	(297,275)	(621)	—	(416)	—	237,676	7,805
Total net gains/(losses) (2)
Included in net income	(300,324)	(3,476)	919	2,627	(3,265)	181,095	(14,784)
Ending Balance	$3,569,557	$11,265	$4,314	$2,211	$50,170	$(2,467,766)	$(7,058)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of June 30, 2022 (3)	$(301,606)	$(3,496)	$919	$2,211	$(3,265)	$181,095	$(7,058)
(1) Includes Securitized residential mortgage loans.
(2) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Net unrealized gain/(loss)	$(126,498)
Net realized gain/(loss)	(7,445)
Equity in earnings/(loss) from affiliates	(3,265)
Total	$(137,208)
(3) Unrealized gains/(losses) are recorded in the following line items in the consolidated statement of operations:
Net unrealized gain/(loss)	$(127,935)
Equity in earnings/(loss) from affiliates	(3,265)
Total	$(131,200)

Six Months Ended June 30, 2021 (in thousands)
	Residential Mortgage Loans (1)	Non-Agency RMBS	Commercial Loans	Excess Mortgage Servicing Rights	AG Arc	Securitized debt
Beginning balance	$433,307	$3,100	$125,508	$3,158	$45,341	$(355,159)
Transfers (2):
Transfers out of level 3	—	(1,499)	—	—	—	—
Purchases	652,797	—	5,258	—	—	—
Issuances of Securitized Debt	—	—	—	—	—	(203,392)
Proceeds from sales of assets	(45,615)	—	(74,342)	—	—	—
Proceeds from settlement	(33,651)	(501)	(195)	—	—	78,931
Total net gains/(losses) (3)
Included in net income	21,540	83	6,050	(550)	5,521	(2,913)
Ending Balance	$1,028,378	$1,183	$62,279	$2,608	$50,862	$(482,533)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of June 30, 2021 (4)	$14,601	$83	$3,219	$(550)	$5,521	$(2,913)
(1) Includes Securitized residential mortgage loans.
(2) Transfers are assumed to occur at the beginning of the period. During the six months ended June 30, 2021, the Company transferred one Non-Agency RMBS into the Level 2 category from the Level 3 category under the fair value hierarchy of ASC 820.
(3) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Net unrealized gain/(loss)	$20,083
Net realized gain/(loss)	4,127
Equity in earnings/(loss) from affiliates	5,521
Total	$29,731
(4) Unrealized gains/(losses) are recorded in the following line items in the consolidated statement of operations:
Net unrealized gain/(loss)	$14,440
Equity in earnings/(loss) from affiliates	5,521
Total	$19,961

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2022
The following tables present a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of investments for which the Company has utilized Level 3 inputs to determine fair value.

Asset Class	Fair Value at June 30, 2022 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
			Yield	4.67% - 5.82% (5.27%)
Securitized residential mortgage loans	$2,802,227	Discounted Cash Flow	Projected Collateral Prepayments	5.74% - 11.21% (7.40%)
			Projected Collateral Losses	0.04% - 0.70% (0.21%)
			Projected Collateral Severities	1.51% - 20.00% (13.80%)
			Yield	5.23% - 7.55% (5.80%)
Residential mortgage loans	$683,633	Discounted Cash Flow	Projected Collateral Prepayments	0.00% - 27.05% (15.81%)
			Projected Collateral Losses	0.00% - 1.14% (0.16%)
			Projected Collateral Severities	-24.50% - 10.00% (9.61%)
	$3,491	Consensus Pricing	Offered Quotes	92.41 - 111.29 (103.11)
	$80,206	Recent Transaction	Cost	N/A
			Yield	6.15% - 11.55% (8.63%)
Non-Agency RMBS	$11,265	Discounted Cash Flow	Projected Collateral Prepayments	9.16% - 9.16% (9.16%)
			Projected Collateral Losses	0.21% - 0.21% (0.21%)
			Projected Collateral Severities	10.00% - 10.00% (10.00%)
			Yield	10.00% - 12.50% (12.08%)
Non-Agency RMBS Interest Only	$4,314	Discounted Cash Flow	Projected Collateral Prepayments	9.16% - 9.16% (9.16%)
			Projected Collateral Losses	0.21% - 0.21% (0.21%)
			Projected Collateral Severities	10.00% - 10.00% (10.00%)
			Yield	5.50% - 6.01% (5.64%)
Derivative assets	$2,211	Discounted Cash Flow	Projected Collateral Prepayments	13.13% - 39.26% (24.87%)
			Projected Collateral Losses	0.00% - 1.75% (0.34%)
			Projected Collateral Severities	10.00% - 10.00% (10.00%)
			Pull Through Percentages	45.00% - 100.00% (82.25%)
AG Arc	$50,170	Comparable Multiple	Book Value Multiple	0.96x - 0.96x (0.96x)

Liability Class	Fair Value at June 30, 2022 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
			Yield	4.13% - 8.51% (4.89%)
Securitized debt	$(2,467,766)	Discounted Cash Flow	Projected Collateral Prepayments	5.74% - 11.21% (7.35%)
			Projected Collateral Losses	0.04% - 0.70% (0.20%)
			Projected Collateral Severities	1.51% - 20.00% (14.11%)
			Yield	5.47% - 5.86% (5.67%)
Derivative liabilities	$(7,058)	Discounted Cash Flow	Projected Collateral Prepayments	5.26% - 38.81% (14.97%)
			Projected Collateral Losses	0.00% - 0.94% (0.04%)
			Projected Collateral Severities	10.00% - 10.00% (10.00%)
			Pull Through Percentages	45.00% - 100.00% (96.23%)
(1)Amounts are weighted based on fair value.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2022

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2022
6. Financing arrangements

The following table presents a summary of the Company's financing arrangements as of June 30, 2022 and December 31, 2021 ($ in thousands).

	June 30, 2022						December 31, 2021
			Weighted Average		Collateral (1)(2)
Repurchase Agreements	Carrying Value	Stated Maturity	Funding Cost	Life (Years)	Amortized Cost Basis	Fair Value	Carrying Value
Securitized residential mortgage loans (3)	$177,599	July 2022 to Sept 2022	2.96%	0.08	$334,730	$293,441	$71,308
Residential mortgage loans (4)(5)	685,527	July 2022 to June 2023	3.37%	0.67	796,628	761,937	1,286,287
Non-Agency RMBS	25,989	July 2022	2.75%	0.04	40,783	39,615	10,213
Agency RMBS	13,056	July 2022	2.21%	0.04	15,217	15,880	409,935
Total Financing Arrangements	$902,171		3.26%	0.53	$1,187,358	$1,110,873	$1,777,743
(1)The Company also had $8.2 million and $5.0 million of cash pledged under repurchase agreements as of June 30, 2022 and December 31, 2021, respectively.
(2)Under the terms of the Company’s financing agreements, the Company's financing counterparties may, in certain cases, sell or re-hypothecate the pledged collateral.
(3)Amounts pledged as collateral under Securitized residential mortgage loans include certain of the Company's retained interests in securitizations. Refer to Note 3 for more information on the Residential Mortgage Loan VIEs.
(4)The Company's Residential mortgage loan financing arrangements include a maximum uncommitted borrowing capacity of $2.6 billion on facilities used to finance Non-Agency and Agency-Eligible Loans.
(5)The funding cost includes deferred financing costs. The weighted average stated rate on the Residential mortgage loans repurchase agreements was 3.34% as of June 30, 2022.

The following table presents contractual maturity information about the Company's borrowings under financing arrangements as of June 30, 2022 ($ in thousands).

Repurchase Agreements	Within 30 Days	Over 30 Days to 3 Months	Over 3 Months to 12 Months	Total
Securitized residential mortgage loans	$125,870	$51,729	$—	$177,599
Residential mortgage loans	324	841	684,362	685,527
Non-Agency RMBS	25,989	—	—	25,989
Agency RMBS	13,056	—	—	13,056
Total Financing Arrangements	$165,239	$52,570	$684,362	$902,171

Counterparties

The Company had outstanding financing arrangements with six and five counterparties as of June 30, 2022 and December 31, 2021, respectively.

The following tables present information as of June 30, 2022 and December 31, 2021 with respect to each counterparty that provides the Company with financing for which the Company had greater than 5% of its stockholders’ equity at risk, excluding stockholders’ equity at risk under financing through affiliated entities ($ in thousands).

	June 30, 2022			December 31, 2021
Counterparty	Stockholders' Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity	Stockholders' Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity
Credit Suisse AG, Cayman Islands Branch	$118,871	211	24.8%	$129,526	101	22.7%
Barclays Capital Inc.	44,364	152	9.3%	89,230	23	15.6%
BofA Securities, Inc.	40,300	203	8.4%	33,153	317	5.8%

Financial Covenants

The Company’s financing arrangements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each financing arrangement, typical supplemental terms include requirements of minimum equity and liquidity, leverage ratios, and performance triggers. In addition, some of the financing arrangements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that the Company fails to comply with

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2022
the covenants contained in these financing arrangements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the associated agreement. Financings pursuant to repurchase agreements and revolving facilities are generally recourse to the Company. As of June 30, 2022, the Company is in compliance with all of its financial covenants.

7. Other assets and liabilities

The following table details certain information related to the Company's "Other assets" and "Other liabilities" line items on its consolidated balance sheet as of June 30, 2022 and December 31, 2021 (in thousands).

	June 30, 2022	December 31, 2021
Other assets
Interest receivable	$16,651	$14,263
Derivative assets, at fair value	3,968	231
Other assets	3,827	4,519
Due from broker	760	1,887
Total Other assets	$25,206	$20,900

Other liabilities
Due to affiliates (1)	$4,192	$4,106
Interest payable	7,719	2,925
Derivative liabilities, at fair value	10,396	92
Purchase price payable on loans (2)	794	87
Accrued expenses	2,322	2,169
Due to broker	889	990
Total Other liabilities	$26,312	$10,369
(1)Refer to Note 10 for more information.
(2)Represents the portion of the purchase price on certain Non-Agency and Agency-Eligible Loans that had not yet settled as of June 30, 2022 and December 31, 2021.

Derivatives

The following table presents the fair value of the Company's derivatives and other instruments and their balance sheet location as of June 30, 2022 and December 31, 2021 (in thousands).

Derivatives and Other Instruments (1)	Balance Sheet Location	June 30, 2022	December 31, 2021
Pay Fix/Receive Float Interest Rate Swap Agreements (2)	Other assets	$1,378	$231
Long TBAs	Other assets	379	—
Long TBAs	Other liabilities	(3,338)	—
Short TBAs	Other liabilities	—	(13)
Forward Purchase Commitments	Other assets	2,211	—
Forward Purchase Commitments	Other liabilities	(7,058)	(79)
(1)As of June 30, 2022 and December 31, 2021, all derivatives held by the Company are not designated as hedges for accounting purposes.
(2)As of June 30, 2022, the Company applied a reduction in fair value of $67.1 million and $2.0 million to its interest rate swap assets and liabilities, respectively, related to variation margin with a corresponding increase or decrease in restricted cash, net of collateral posted by the Company's derivative counterparties. As of December 31, 2021, the Company applied a reduction in fair value of $19.6 million and $0.9 million to its interest rate swap assets and liabilities, respectively, related to variation margin with a corresponding increase or decrease in restricted cash, respectively.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2022
The following table summarizes information related to derivatives and other instruments (in thousands).

Notional amount of non-hedge derivatives and other instruments:	Notional Currency	June 30, 2022	December 31, 2021
Pay Fix/Receive Float Interest Rate Swap Agreements (1)	USD	$1,414,000	$888,500
Long TBAs	USD	400,000	—
Short TBAs	USD	—	385,963
Forward Purchase Commitments	USD	463,480	25,292
(1)As of June 30, 2022, the Company's pay fix/receive float interest rate swaps had a weighted average pay-fixed rate of 1.84%, a weighted average receive-variable rate of 1.42%, and a weighted average years to maturity of 5.15 years. As of December 31, 2021, the Company's pay fix/receive float interest rate swaps had a weighted average pay-fixed rate of 0.85%, a weighted average receive-variable rate of 0.15%, and a weighted average years to maturity of 5.51 years.

Derivative and other instruments eligible for offset are presented gross on the consolidated balance sheets as of June 30, 2022 and December 31, 2021, if applicable. The Company has not offset or netted any derivatives or other instruments with any financial instruments or cash collateral posted or received.

The Company must post cash or securities as collateral on its derivative instruments when their fair value declines. This typically occurs when prevailing market rates change adversely, with the severity of the change also dependent on the term of the derivatives involved. The posting of collateral is generally bilateral, meaning that if the fair value of the Company’s derivatives increases, its counterparty will post collateral to it. As of June 30, 2022, the Company's restricted cash balance included $42.5 million of collateral related to certain derivatives, of which $16.8 million represents cash collateral posted by the Company and $25.7 million represents amounts related to variation margin. As of December 31, 2021, the Company's restricted cash balance included $25.7 million of collateral related to certain derivatives, of which $7.0 million represents cash collateral posted by the Company and $18.7 million represents amounts related to variation margin.

The following table summarizes gains/(losses) related to derivatives and other instruments (in thousands).

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Included within Net unrealized gain/(loss)
Interest Rate Swaps	$1,720	$(15,865)	$48,124	$12,555
Long TBAs	(2,748)	—	(2,959)	—
Short TBAs	(3,632)	67	13	67
Forward Purchase Commitments	(4,847)	—	(4,768)	—
British Pound Futures	—	—	—	64
	(9,507)	(15,798)	40,410	12,686

Included within Net realized gain/(loss)
Interest Rate Swaps	29,509	897	45,216	897
Long TBAs	(7,635)	—	(7,635)	—
Short TBAs	3,632	—	13,578	—
Forward Purchase Commitments	(7,389)	—	(7,389)	—
British Pound Futures	—	—	—	(165)
	18,117	897	43,770	732
Total income/(loss)	$8,610	$(14,901)	$84,180	$13,418

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2022
TBAs

The following table presents information about the Company’s TBAs for the three and six months ended June 30, 2022 and 2021 (in thousands).

		Three Months Ended
		Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Notional Amount	Fair Value as of Period End	Receivable/(Payable) from/to Broker	Derivative Asset	Derivative Liability
June 30, 2022	Long TBAs	$150,000	$1,500,000	$(1,250,000)	$400,000	$399,459	$(402,418)	$379	$(3,338)
June 30, 2021	Short TBAs	—	—	(130,000)	(130,000)	(134,171)	134,239	89	(21)

		Six Months Ended
		Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Notional Amount	Fair Value as of Period End	Receivable/(Payable) from/to Broker	Derivative Asset	Derivative Liability
June 30, 2022	Long TBAs	$—	$1,650,000	$(1,250,000)	$400,000	$399,459	$(402,418)	$379	$(3,338)
June 30, 2022	Short TBAs	(385,963)	1,320,852	(934,889)	—	—	—	—	—
June 30, 2021	Short TBAs	—	—	(130,000)	(130,000)	(134,171)	134,239	89	(21)

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

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share for the three and six months ended June 30, 2022 and 2021 (in thousands, except per share data).

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Numerator:
Net Income/(Loss)	$(48,723)	$15,493	$(61,925)	$58,742
Gain on Exchange Offers, net (Note 11)	—	114	—	472
Dividends on preferred stock	(4,586)	(4,689)	(9,172)	(9,613)
Net income/(loss) available to common stockholders	$(53,309)	$10,918	$(71,097)	$49,601

Denominator:
Basic weighted average common shares outstanding	23,457	15,595	23,685	14,860
Diluted weighted average common shares outstanding	23,457	15,595	23,685	14,860

Earnings/(Loss) Per Share of Common Stock
Basic	$(2.27)	$0.70	$(3.00)	$3.34
Diluted	$(2.27)	$0.70	$(3.00)	$3.34

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2022
Dividends

The following tables detail the Company's common stock dividends declared during the six months ended June 30, 2022 and 2021.

2022
Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
3/18/2022	3/31/2022	4/29/2022	$0.21
6/15/2022	6/30/2022	7/29/2022	0.21
Total			$0.42

2021
Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
3/22/2021	4/1/2021	4/30/2021	$0.18
6/15/2021	6/30/2021	7/30/2021	0.21
Total			$0.39

The following tables detail the Company's preferred stock dividends declared and paid during the six months ended June 30, 2022 and 2021.

2022			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	8.25% Series A	8.00% Series B	8.000% Series C
2/18/2022	2/28/2022	3/17/2022	$0.51563	$0.50	$0.50
5/2/2022	5/31/2022	6/17/2022	0.51563	0.50	0.50
Total			$1.03126	$1.00	$1.00

2021			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	8.25% Series A	8.00% Series B	8.000% Series C
2/16/2021	2/26/2021	3/17/2021	$0.51563	$0.50	$0.50
5/17/2021	5/28/2021	6/17/2021	0.51563	0.50	0.50
Total			$1.03126	$1.00	$1.00

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

Excise tax represents a four percent tax on the required amount of the Company’s ordinary income and net capital gains not distributed during the year. The expense is calculated in accordance with applicable tax regulations. For the three and six months ended June 30, 2022 and 2021, the Company did not record any excise tax expense.

The Company files tax returns in several U.S. jurisdictions. There are no ongoing U.S. federal, state or local tax examinations related to the Company.

Based on its analysis of any potential uncertain income tax positions, the Company concluded it did not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of June 30, 2022. The Company’s federal income tax returns for the last three tax years are open to examination by the Internal Revenue Service. In the event that the Company incurs income tax related interest and penalties, its policy is to classify them as a component of provision for income taxes.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2022
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

For the three and six months ended June 30, 2022, the Company incurred management fees of $2.0 million and $3.9 million, respectively. For the three and six months ended June 30, 2021, the Company incurred management fees of $1.7 million and $3.3 million, respectively. As of June 30, 2022 and December 31, 2021, the Company recorded management fees payable of $2.0 million and $1.8 million, respectively.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2022
Termination fee

Upon the occurrence of (i) the Company’s termination of the management agreement without cause or (ii) the Manager’s termination of the management agreement upon a breach by the Company of any material term of the management agreement, the Manager will be entitled to a termination fee equal to three times the average annual management fee during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter. As of June 30, 2022 and December 31, 2021, no event of termination of the management agreement had occurred.

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

For the three and six months ended June 30, 2022, the Company incurred $2.4 million and $4.9 million, respectively, representing reimbursements of expenses which are recorded within the "Other operating expenses" and "Transaction related expenses" line items on the consolidated statements of operations. For the three and six months ended June 30, 2021, the Company incurred $1.1 million and $2.7 million, respectively, representing reimbursements of expenses which are recorded within the "Other operating expenses" and "Transaction related expenses" line items on the consolidated statements of operations. As of June 30, 2022 and December 31, 2021, the Company recorded a reimbursement payable to the Manager or its affiliates of $2.0 million and $2.1 million, respectively.

For the year ended December 31, 2021, the Manager agreed to waive its right to receive expense reimbursements of $0.8 million. For the three and six months ended June 30, 2021, the Company reduced its expense reimbursement amount by $0.2 million and $0.4 million, respectively.

Restricted stock grants

Equity Incentive Plans

Effective on April 15, 2020 upon the approval of the Company's stockholders at its 2020 annual meeting of stockholders, the 2020 Equity Incentive Plan provides for a maximum of 666,666 shares of common stock to be issued. The maximum number of shares of common stock granted during a single fiscal year to any non-employee director, taken together with any cash fees paid to such non-employee director during any fiscal year, shall not exceed $300,000 in total value (calculating the value of any such awards based on the grant date fair value). As of June 30, 2022, 582,820 shares of common stock were available to be awarded under the 2020 Equity Incentive Plan.

Since inception of the 2020 Equity Incentive Plan and through June 30, 2022, the Company has granted an aggregate of 83,846 shares of restricted common stock to its independent directors under its 2020 Equity Incentive Plan, all of which have vested.

Manager Equity Incentive Plans

Following approval of the Company's stockholders at its 2021 annual meeting of stockholders, the AG Mortgage Investment Trust, Inc. 2021 Manager Equity Incentive Plan (the "2021 Manager Plan") became effective on April 7, 2021 and provides for a maximum of 573,425 shares of common stock that may be subject to awards thereunder to the Manager. As of June 30, 2022, there were no shares or awards issued under the 2021 Manager Plan.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2022

Director compensation

The annual base director's fee for each independent director is $150,000, $70,000 of which is payable on a quarterly basis in cash and $80,000 of which is payable on a quarterly basis in shares of restricted common stock. The number of shares of restricted common stock to be issued each quarter to each independent director is determined based on the average of the high and low prices of the Company’s common stock on the New York Stock Exchange on the last trading day of each fiscal quarter. To the extent that any fractional shares would otherwise be issuable and payable to each independent director, a cash payment is made to each independent director in lieu of any fractional shares. All directors’ fees are paid pro rata (and restricted stock grants determined) on a quarterly basis in arrears, and shares issued are fully vested and non-forfeitable. These shares may not be sold or transferred by such director during the time of their service as an independent member of the Company’s board. As of June 30, 2022, the Company's Board of Directors consisted of four independent directors.

Investments in debt and equity of affiliates

The Company invests in credit sensitive residential assets through affiliated entities which hold an ownership interest in the assets. The Company is one investor, amongst other investors managed by affiliates of Angelo Gordon, in such entities and has applied the equity method of accounting for such investments.

The below table reconciles the fair value of investments to the "Investments in debt and equity of affiliates" line item on the Company's consolidated balance sheets as of June 30, 2022 and December 31, 2021 (in thousands).

	June 30, 2022			December 31, 2021
	Assets	Liabilities	Equity	Assets	Liabilities	Equity
MATT Non-QM Loans (1)	$39,471	$(26,507)	$12,964	$45,837	$(30,471)	$15,366
Land Related Financing (2)	12,901	—	12,901	16,891	—	16,891
Re/Non-Performing Loans	7,544	(5,072)	2,472	9,298	(5,538)	3,760
Total Residential Investments	59,916	(31,579)	28,337	72,026	(36,009)	36,017

AG Arc, at fair value	50,170	—	50,170	53,435	—	53,435

Cash and Other assets/(liabilities)	4,453	(717)	3,736	3,698	(1,127)	2,571

Investments in debt and equity of affiliates	$114,539	$(32,296)	$82,243	$129,159	$(37,136)	$92,023
(1)As of June 30, 2022 and December 31, 2021, MATT primarily holds retained tranches from past securitizations which continue to pay down and the Company does not expect to acquire additional investments within this equity method investment.
(2)Land Related Financing continues to pay down and the Company does not expect to originate new loans within this equity method investment.

The below table reconciles the net income/(loss) to the "Equity in earnings/(loss) from affiliates" line item on the Company's consolidated statements of operations for the three and six months ended June 30, 2022 and 2021 (in thousands).

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
MATT Non-QM Loans	$(370)	$1,275	$(1,259)	$15,921
Land Related Financing	446	540	948	1,250
Re/Non-Performing Loans	(172)	2,194	(169)	6,817
AG Arc (1)	(5,710)	(2,706)	(7,380)	3,634
Other	—	(25)	—	(8)
Equity in earnings/(loss) from affiliates	$(5,806)	$1,278	$(7,860)	$27,614
(1)Earnings/(loss) recognized by AG Arc do not include the Company's portion of gains recorded by Arc Home in connection with the sale of residential mortgage loans to the Company. Refer to Note 2 for more information on this accounting policy.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2022
Transactions with affiliates

Transactions with Red Creek Asset Management LLC

In connection with the Company’s investments in residential mortgage loans, the Company engages asset managers to provide advisory, consultation, asset management and other services. The Company engaged Red Creek Asset Management LLC ("Asset Manager"), a related party of the Manager and direct subsidiary of Angelo Gordon, as the asset manager for certain of its residential mortgage loans. The Company pays the Asset Manager separate arm’s-length asset management fees as assessed periodically by a third-party valuation firm. The fees paid by the Company to the Asset Manager totaled $0.6 million and $1.2 million for the three and six months ended June 30, 2022, respectively. The fees paid by the Company to the Asset Manager totaled $0.6 million and $1.1 million for the three and six months ended June 30, 2021, respectively. As of June 30, 2022 and December 31, 2021, the Company recorded asset management fees payable of $0.3 million and $0.2 million, respectively.

Transactions with Arc Home

Arc Home may sell loans to the Company, third-parties, or affiliates of the Manager. The below table details the unpaid principal balance of Non-Agency Loans and Agency-Eligible Loans sold to the Company and private funds under the management of Angelo Gordon during the three and six months ended June 30, 2022 and 2021 (in thousands).

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Residential mortgage loans sold by Arc Home to the Company	$300,250	$192,770	$678,082	$250,435
Residential mortgage loans sold by Arc Home to private funds under the management of Angelo Gordon	6,089	191,739	131,791	268,568

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

During the second quarter of 2022, the Company entered into forward purchase commitments with Arc Home whereby the Company commits to purchase residential mortgage loans from Arc Home at a particular price on a best-efforts basis. Actual loan purchases are contingent upon successful loan closings. These commitments to purchase mortgage loans are classified as derivatives. See Note 7 and Note 12 for more detail.

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
June 30, 2022
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

Stock repurchase programs

During the three and six months ended June 30, 2022, the Company repurchased 1.4 million shares for $11.0 million under the common stock repurchase program authorized by the Company's Board of Directors on November 3, 2015 (the "2015 Repurchase Program"). No shares were repurchased under the 2015 Repurchase Program during the three and six months ended June 30, 2021. As of June 30, 2022, the $25.0 million maximum repurchase amount authorized under the 2015 Repurchase Program was fully utilized.

On August 3, 2022, the Company's Board of Directors authorized a stock repurchase program (the "2022 Repurchase Program") to repurchase up to $15 million of the Company’s outstanding common stock on substantially the same terms as the 2015 Repurchase Program. The 2022 Repurchase Program does not have an expiration date and permits the Company to repurchase its shares through various methods, including open market repurchases, privately negotiated block transactions and Rule 10b5-1 plans. The Company may repurchase shares of its common stock from time to time in compliance with SEC regulations and other legal requirements. The extent to which the Company repurchases its shares, and the timing, manner, price, and amount of any such repurchases, will depend upon a variety of factors including market conditions and other corporate considerations as determined by the Company’s management, as well as the limits of the 2022 Repurchase Program

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2022
and the Company's liquidity and business strategy. The 2022 Repurchase Program does not obligate the Company to acquire any particular amount of shares and may be modified or discontinued at any time. As of the date of this report, the full $15 million authorized amount remains available for repurchase under the 2022 Repurchase Program.

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

Shares of stock repurchased by the Company under any repurchase program, if any, will be cancelled and, until reissued by the Company, will be deemed to be authorized but unissued shares of its stock as required by Maryland law. The cost of the acquisition by the Company of shares of its own stock in excess of the aggregate par value of the shares first reduces additional paid-in capital, to the extent available, with any residual cost applied against retained earnings.

Equity distribution agreements

On May 5, 2017, the Company entered into an equity distribution agreement with each of Credit Suisse Securities (USA) LLC and JMP Securities LLC (collectively, the "Sales Agents"), which the Company refers to as the "Equity Distribution Agreements," pursuant to which the Company may sell up to $100.0 million aggregate offering price of shares of its common stock from time to time through the Sales Agents under the Securities Act of 1933. For the three and six months ended June 30, 2022, the Company did not issue any shares of common stock under the Equity Distribution Agreements. For the three months ended June 30, 2021, the Company issued 0.2 million shares of common stock under the Equity Distribution Agreements for net proceeds of approximately $3.1 million. For the six months ended June 30, 2021, the Company issued 1.0 million shares of common stock under the Equity Distribution Agreements for net proceeds of approximately $13.1 million. Since inception of the program, the Company has issued approximately 2.2 million shares of common stock under the Equity Distribution Agreements for gross proceeds of $48.3 million.

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

Preferred stock

The Company is authorized to designate and issue up to 50.0 million shares of preferred stock, par value $0.01 per share, in one or more classes or series. As of June 30, 2022 and December 31, 2021, there were 1.7 million, 3.7 million, and 3.7 million of Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock, respectively, issued and outstanding.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2022

The following table includes a summary of preferred stock issued and outstanding as of June 30, 2022 ($ and shares in thousands).

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
(4)Dividends are payable quarterly in arrears on the 17th day of each March, June, September and December and holders are entitled to receive cumulative cash dividends at the respective stated rate per annum before holders of common stock are entitled to receive any cash dividends.

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

Exchange offers

The below details privately negotiated exchange agreements with existing holders of the Company's preferred shares exchanged for common shares during 2021. The Company did not complete any exchange offers during the six months ended June 30, 2022. Subsequent to each transaction, the Preferred Stock exchanged pursuant to the exchange agreement was reclassified as authorized but unissued shares of preferred stock without designation as to class or series ($ in thousands).

	Preferred Shares Exchanged
Date	Shares of Series A Preferred Stock	Shares of Series B Preferred Stock	Shares of Series C Preferred Stock	Total Preferred Stock Par Value	Common Shares Exchanged
March 17, 2021	153,325	350,609	—	$12,598	937,462
June 14, 2021	—	86,478	154,383	6,022	429,802

12. Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2022, the Company was not involved in any material legal proceedings.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2022
The below table details the Company's outstanding commitments as of June 30, 2022 (in thousands).

Commitment type	Date of Commitment	Total Commitment	Funded Commitment	Remaining Commitment
Non-Agency and Agency-Eligible Loans (1)	Various	$471,675	$—	$471,675
Land Related Financing (2)	Various	16,374	12,901	3,473
MATT Non-QM Loans (2)	January 28, 2022	15,607	—	15,607
Total		$503,656	$12,901	$490,755
(1)The Company entered into forward purchase commitments to acquire certain Non-Agency and Agency-Eligible Loans from Arc Home which have not yet settled as of June 30, 2022. Refer to Note 10 "Transactions with affiliates" for more information.
(2)Refer to Note 2 and Note 10 "Investments in debt and equity of affiliates" for more information regarding LOTS and MATH.

13. Subsequent Events

The Company announced that on August 3, 2022 its Board of Directors declared third quarter 2022 preferred stock dividends on its Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock in the amount of $0.51563, $0.50, and $0.50 per share, respectively. The dividends will be paid on September 19, 2022 to holders of record on August 31, 2022.

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
•the persistence of labor shortages, supply chain imbalances, Russia’s invasion of Ukraine, inflation, and the potential for an economic recession;
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
•our ability to enter into, or refinance, securitization transactions on the terms and pace anticipated or at all;
•the degree to which our hedging strategies may or may not protect us from interest rate and credit risk volatility;
•changes in general economic conditions, in our industry and in the finance and real estate markets, including the impact on the value of our assets;
•conditions in the market for Residential Investments and Agency RMBS;
•legislative and regulatory actions by the U.S. Congress, U.S. Department of the Treasury, the Federal Reserve and other agencies and instrumentalities;
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

Executive Summary

During the second quarter of 2022, we continued to grow our portfolio of newly-originated residential mortgage loans and completed two securitizations in order to obtain long-term, non-recourse financing without mark-to-market margin calls. We also repurchased shares of our common stock under our repurchase program authorized in 2015 (the "2015 Repurchase Program"). See below for detail on these activities during the second quarter 2022.

Investment Activity

•Purchased Non-Agency Loans with a fair value of $336.0 million, $255.8 million of which were purchased from Arc Home, our residential mortgage loan originator in which we own an approximate 44.6% interest;
•Purchased Agency-Eligible Loans with a fair value of $262.1 million, $50.1 million of which were purchased from Arc Home; and
•Sold our remaining 30 Year Fixed Rate Agency RMBS for proceeds of $209.2 million.

Financing Activity

•Executed two rated securitizations converting financing from recourse financing with mark-to-market margin calls to non-recourse financing without mark-to-market margin calls;
◦Securitized Non-Agency Loans with a total unpaid principal balance of $524.8 million; and
◦Securitized Agency-Eligible Loans with a total unpaid principal balance of $425.5 million.

Capital Activity

•Utilized the remaining capacity under our 2015 Repurchase Program to repurchase 1.4 million shares of common stock for $11.0 million, representing a weighted average cost of $7.70 per share; and
•Subsequent to quarter end, our Board of Directors authorized a new stock repurchase program (the "2022 Repurchase Program") to repurchase up to $15 million of our outstanding common stock.

Our company

We are a residential mortgage REIT with a focus on investing in a diversified risk-adjusted portfolio of residential mortgage-related assets in the U.S. mortgage market. Our objective is to provide attractive risk-adjusted returns to our stockholders over the long-term, primarily through dividends and capital appreciation.

We focus our investment activities primarily on acquiring and securitizing newly-originated residential mortgage loans within the non-agency segment of the housing market. We obtain our assets through Arc Home, LLC ("Arc Home"), our residential mortgage loan originator in which we own an approximate 44.6% interest, and through other third-party origination partners. We finance our acquired loans through various financing lines on a short-term basis and utilize Angelo, Gordon & Co., L.P.'s ("Angelo Gordon") proprietary securitization platform to secure long-term, non-recourse, non-mark-to-market financing as market conditions permit. Through our ownership in Arc Home, we also have exposure to mortgage banking activities. Arc Home is a multi-channel licensed mortgage originator and servicer primarily engaged in the business of originating and selling residential mortgage loans while retaining the mortgage servicing rights associated with certain loans that it originates.

Our investment portfolio (which excludes our ownership in Arc Home) includes Residential Investments and Agency RMBS. Currently, our Residential Investments primarily consist of newly originated Non-Agency Loans and Agency-Eligible Loans, which we refer to as our target assets. In addition, we may also invest in other types of residential mortgage loans and other mortgage related assets. As of June 30, 2022, the Company's investment portfolio consisted of the following:

Asset Class	Description
Target Assets
Non-Agency Loans(1)(2)(3)
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

Agency-Eligible Loans(1)(2)	•Agency-Eligible Loans are loans that are underwritten in accordance with GSE guidelines and are primarily secured by investment properties.
Other Residential Mortgage Related Assets
Re/Non-Performing Loans(1)(3)	•Performing, re-performing, and non-performing loans are residential mortgage loans collateralized by a first lien mortgaged property.
Land Related Financing(3)	•First mortgage loans originated to third-party land developers and home builders for purposes of the acquisition and horizontal development of land.
Agency RMBS(2)	•Agency RMBS represent interests in pools of residential mortgage loans guaranteed by a GSE such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government such as Ginnie Mae.
(1)Loans held directly are included in the "Securitized residential mortgage loans, at fair value" or the "Residential mortgage loans, at fair value" line items on our consolidated balance sheets.
(2)Non-Agency Loans and Agency-Eligible Loans held in securitized form, as well as Agency RMBS, are included in the "Real estate securities, at fair value" line item on our consolidated balance sheets.
(3)Investments held through our unconsolidated affiliates are included in the "Investments in debt and equity of affiliates" line item on our consolidated balance sheets. This includes Non-Agency Loans held indirectly through our investment in Mortgage Acquisition Trust I LLC ("MATT"), certain retained tranches from unconsolidated Re/Non-Performing Loan securitizations which we hold alongside other private funds under the management of Angelo Gordon, and Land Related Financing.

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

Market Conditions

During the second quarter 2022, the financial markets were generally weaker due to the impact of and market perceptions about sustained inflation, Federal Reserve rate hikes, and recession, all of which helped to create volatile conditions. As a result, market liquidity decreased and credit spreads widened across structured credit products driving asset prices down. As mortgage rates continued to increase, borrower demand and origination volumes began to fall and prepayment rates for pre-pandemic securities continued to decline. Home price appreciation remained strong during the second quarter as the latest reading from the S&P/CoreLogic Case-Shiller Index showed home prices increased 20.4% year-over-year in April 2022. The persistently limited availability of homes against fundamentally strong housing demand continued to be a driving factor for these elevated readings, but the present conditions created by 5% and 6% prevailing 30-year fixed mortgage rates may not be reflected in the data until later in the year.

Non-Agency Loans and Securitizations: Market conditions weakened throughout the second quarter with Non-QM AAA credit spreads widening from around 170 basis points over comparable maturity benchmark rates at the end of March 2022 to 220-250 basis points at the end of the second quarter. This compares with credit spreads of around 100 basis points in December 2021. Some of this spread widening can be attributed to issuers securitizing loans that are well below the prevailing market rate for comparable products as mortgage rates continue to rise. Freddie Mac’s Primary Mortgage Market Survey ended the first quarter at 4.67% compared with 5.70% at the end of the second quarter, indicative of how quickly rates have risen as the Federal Reserve continues with its monetary tightening in an effort to slow inflation. Originators faced considerable margin pressure with the significant reduction in non-cash out refinance activity, resulting in layoffs across the industry. Reports of closures of mortgage originators in weaker financial positions have begun to surface as well. Conversely, the increase in mortgage rates on new production should provide for attractive reinvestment opportunities into higher yielding assets for market participants with capital available to deploy.

Non-Agency RMBS: Spreads for securitized residential debt sectors also continued to widen during the second quarter, reflecting the broader-market sentiment and the sharp rise in prevailing mortgage rates. The sharp rise in mortgage rates removed the option for nearly all active borrowers to refinance existing mortgages and extended durations across mortgage sub-sectors. Credit risk transfer tranches were as much as 100-250 basis points wider to end the second quarter with the most pronounced widening occurring at the bottom of the capital structure. An abundance of new issuance against declining refinance activity weighed on market participants over concerns that higher prevailing mortgage rates, and ultimately less refinancing activity, would extend durations of recently originated collateral pools. Quarterly new issuance of RMBS fell to $37 billion, down approximately 28% from the first quarter and 33% from a year ago. Prime jumbo and Agency-eligible investor loan issuance were each lower by around 60% quarter-over-quarter, falling to $4.7 billion and $2.4 billion, respectively. Despite the quarterly decline, year-to-date primary RMBS volume fell only around 8% against 2021, the most active year since the great financial crisis, and is up 67% compared to the first half of 2019.

Agency RMBS: Nominal spreads on Agency mortgage-backed securities continued to widen in the second quarter alongside the Federal Reserve’s pivot to fighting inflation with a 75 basis point increase in policy rates. While supply slowed materially in response to the sharp rise in borrowing rates, elevated interest rate volatility, low levels of macroeconomic conviction, and fixed income mutual fund outflows all combined to keep buyers sidelined. The spread between current coupon and a blend of 5-year and 10-year U.S. Treasury yields widened by an additional 25 basis points during the quarter to levels not seen except during March 2020, since the great financial crisis. Despite attractive asset valuations, uncertainty in the macroeconomic landscape and interest rate volatility continue to pose headwinds to a recovery near-term.

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
◦"Non-Agency RMBS" refer to the retained tranches from unconsolidated securitizations of Non-Agency Loans and Re/Non-Performing Loans, as well as Agency-Eligible Loans held in securitized form.
•"Real estate securities" refers to our Non-Agency RMBS and Agency RMBS, inclusive of TBAs.
•Our "GAAP Investment portfolio" includes our GAAP Residential Investments and Agency RMBS.
•Our "GAAP Residential Investments" refer to our Residential Investments excluding investments held within affiliated entities.

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

Three Months Ended June 30, 2022 compared to the Three Months Ended June 30, 2021

The table below presents certain information from our consolidated statements of operations for the three months ended June 30, 2022 and 2021 (in thousands).

	Three Months Ended
	June 30, 2022	June 30, 2021	Increase/(Decrease)
Statement of Operations Data:
Net Interest Income
Interest income	$39,410	$14,228	$25,182
Interest expense	23,173	5,294	17,879
Total Net Interest Income	16,237	8,934	7,303

Other Income/(Loss)
Net interest component of interest rate swaps	(2,583)	(1,573)	(1,010)
Net realized gain/(loss)	308	4,374	(4,066)
Net unrealized gain/(loss)	(46,351)	9,685	(56,036)
Total Other Income/(Loss)	(48,626)	12,486	(61,112)

Expenses
Management fee to affiliate	1,958	1,667	291
Other operating expenses	3,823	2,981	842
Transaction related expenses	3,735	1,885	1,850
Servicing fees	1,012	672	340
Total Expenses	10,528	7,205	3,323

Income/(loss) before equity in earnings/(loss) from affiliates	(42,917)	14,215	(57,132)

Equity in earnings/(loss) from affiliates	(5,806)	1,278	(7,084)
Net Income/(Loss)	(48,723)	15,493	(64,216)

Gain on Exchange Offers, net	—	114	(114)
Dividends on preferred stock	(4,586)	(4,689)	103

Net Income/(Loss) Available to Common Stockholders	$(53,309)	$10,918	$(64,227)

Interest income

Interest income is calculated using the effective interest method for our GAAP investment portfolio.

Interest income increased from June 30, 2021 to June 30, 2022 primarily due to an increase in the size of our portfolio. The weighted average amortized cost of our GAAP investment portfolio increased by $1.9 billion from $1.7 billion for the three months ended June 30, 2021 to $3.6 billion for the three months ended June 30, 2022. The increase was primarily driven by purchases of Non-Agency Loans and Agency-Eligible Loans during the period. This increase was coupled with an increase of 1.03% in the weighted average yield of our GAAP investment portfolio from 3.32% for the three months ended June 30, 2021 to 4.35% for the three months ended June 30, 2022.

Interest expense

Interest expense is calculated based on the actual financing rate and the outstanding financing balance of our GAAP investment portfolio.

Interest expense increased from June 30, 2021 to June 30, 2022 primarily due to an increase in the amount of financing on our GAAP investment portfolio, inclusive of securitized debt, during the period. The weighted average financing balance on our GAAP investment portfolio, inclusive of securitized debt, increased by $1.8 billion from $1.5 billion for the three months ended June 30, 2021 to $3.3 billion for the three months ended June 30, 2022. The increase was driven by the issuance of securitized debt as well as financing added on purchases of Non-Agency Loans and Agency-Eligible Loans during the period. This was coupled with an increase of 1.41% in the weighted average financing rate on our GAAP investment portfolio, inclusive of securitized debt, from 1.41% for the three months ended June 30, 2021 to 2.82% for the three months ended June 30, 2022.

Net interest component of interest rate swaps

Net interest component of interest rate swaps represents the net interest income received or expense paid on our interest rate swaps.

The net interest component of interest rate swap expense increased from June 30, 2021 to June 30, 2022 primarily due to an increase in the size of our interest rate swap portfolio as well as an increase in the net pay rate. As of June 30, 2022, we held an interest rate swap portfolio with a notional value of $1.4 billion, a weighted average receive-variable rate of 1.42%, and a weighted average pay-fix rate of 1.84%. As of June 30, 2021, we held an interest rate swap portfolio with a notional value of $0.8 billion, a weighted average receive-variable rate of 0.17%, and a weighted average pay-fix rate of 0.74%.

Net realized gain/(loss)

The following table presents a summary of net realized gain/(loss) for the three months ended June 30, 2022 and 2021 (in thousands).

	Three Months Ended
	June 30, 2022	June 30, 2021
Sales of residential mortgage loans and loans transferred to or sold from Other assets	$23	$7,859
Sales of real estate securities	(17,832)	(4,382)
Settlement of derivatives and other instruments	18,117	897
Total Net realized gain/(loss)	$308	$4,374

Net unrealized gain/(loss)

The following table presents a summary of net unrealized gain/(loss) for the three months ended June 30, 2022 and 2021 (in thousands).

	Three Months Ended
	June 30, 2022	June 30, 2021
Residential mortgage loans	$(138,822)	$4,341
Real estate securities	17,517	19,693
Securitized debt	84,461	(857)
Derivatives	(9,507)	(15,798)
Commercial loans	—	2,482
Excess mortgage servicing rights	—	(176)
Total Net unrealized gain/(loss)	$(46,351)	$9,685

Management fee to affiliate

Our management fee is based upon a percentage of our Stockholders’ Equity. See the "Contractual obligations" section of this Item 2 for further detail on the calculation of our management fee and for the definition of Stockholders’ Equity. Management fees increased from June 30, 2021 to June 30, 2022 primarily due to an increase in our Stockholder's Equity as calculated pursuant to our Management Agreement resulting from our November 2021 common stock offering.

Other operating expenses

Other operating expenses is primarily comprised of professional fees, directors’ and officers’ ("D&O") insurance, directors’ compensation, and certain non-investment related and investment related expenses reimbursable to the Manager. We are required to reimburse our Manager or its affiliates for operating expenses incurred by our Manager or its affiliates on our behalf, including certain compensation expenses and other expenses relating to legal, accounting, due diligence, and other services. Refer to the "Contractual obligations" section below for more detail on certain expenses reimbursable to the Manager. The following table presents a summary of Other operating expenses broken out between non-investment related expenses and investment related expenses for the three months ended June 30, 2022 and 2021 (in thousands).

	Three Months Ended
	June 30, 2022	June 30, 2021
Non Investment Related Expenses
Affiliate expense reimbursement - Operating expenses (1)	$1,405	$1,000
Professional fees	470	480
D&O insurance	327	394
Directors' compensation	169	167
Other	164	258
Total Non Investment Related Expenses	2,535	2,299

Investment Related Expenses
Affiliate expense reimbursement - Deal related expenses	241	48
Residential mortgage loan asset management fees	638	345
Other	409	289
Total Investment Related Expenses	1,288	682
Total Other operating expenses	$3,823	$2,981
(1)For the year ended December 31, 2021, the Manager agreed to waive its right to receive expense reimbursements of $0.8 million. For the three months ended June 30, 2021, $0.2 million of the waived reimbursable expenses is included within the "Affiliated expense reimbursement - Operating expenses" line item above.

Transaction related expenses

Transaction related expenses are expenses associated with purchasing and securitizing residential mortgage loans as well as certain other transaction and performance related fees associated with assets we invest in. These fees increased from the three months ended June 30, 2021 to the three months ended June 30, 2022 primarily as a result of the upfront expenses on the two securitizations completed in the second quarter of 2022, as compared with one completed in the second quarter of 2021.

Servicing fees

We incur servicing fee expenses in connection with the servicing of our residential mortgage loans. Servicing fees increased from the three months ended June 30, 2021 to the three months ended June 30, 2022 primarily due to an increase in the weighted average cost of our GAAP residential mortgage loan portfolio. The weighted average cost of our GAAP residential mortgage loan portfolio increased by $2.8 billion from $0.8 billion for the three months ended June 30, 2021 to $3.6 billion for the three months ended June 30, 2022 resulting from purchases of Non-Agency Loans and Agency-Eligible Loans.

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

	Three Months Ended
	June 30, 2022	June 30, 2021
MATT Non-QM Loans	$(370)	$1,275
Land Related Financing	446	540
Re/Non-Performing Loans	(172)	2,194
AG Arc	(5,710)	(2,706)
Other	—	(25)
Equity in earnings/(loss) from affiliates	$(5,806)	$1,278

The below table further disaggregates our "Equity in earnings/(loss) from affiliates" line item on our consolidated statements of operations (in thousands).

	Three Months Ended
	June 30, 2022	June 30, 2021
Interest income	$1,702	$4,643
Interest expense	282	607
Total Net Interest Income	1,420	4,036

Net realized gain/(loss)	—	1,501
Net unrealized gain/(loss)	(1,398)	(1,052)
Total Other Income/(Loss)	(1,398)	449

After-tax earnings/(loss) at AG Arc (1)	(1,253)	(1,133)
Net unrealized gain/(loss) on investment in AG Arc	(2,699)	(143)
Elimination of gains on loans sold to MITT (2)	(1,758)	(1,430)
Total AG Arc Earnings/(Loss)	(5,710)	(2,706)

Other operating expenses	118	501

Equity in earnings/(loss) from affiliates	$(5,806)	$1,278
(1)The earnings/(loss) at AG Arc during the three months ended June 30, 2022 were primarily the result of $(1.6) million of losses related to Arc Home's lending and servicing operations, offset by $0.4 million related to changes in the fair value of the MSR portfolio held by Arc Home. The earnings/(loss) at AG Arc during the three months ended June 30, 2021 were primarily the result of $(2.8) million related to changes in the fair value of the MSR portfolio held by Arc Home, offset by $1.7 million of net income related to Arc Home's lending and servicing operations.
(2)The earnings recognized by AG Arc do not include our portion of gains recorded by Arc Home in connection with the sale of residential mortgage loans to us. Refer to Note 2 to the "Notes to Consolidated Financial Statements (unaudited)" for more information on this accounting policy.

Gain on Exchange Offers, net

We completed a privately negotiated exchange offer during the three months ended June 30, 2021. As a result of the exchange offer, we exchanged 86,478 shares of our 8.00% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock") and 154,383 shares of our 8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock ("Series C Preferred Stock") for a total of 429,802 shares of common stock. We recognized a gain of $0.1 million in connection with the offer. There were no exchange offers completed during the three months ended June 30, 2022.

Six Months Ended June 30, 2022 compared to the Six Months Ended June 30, 2021

The table below presents certain information from our consolidated statements of operations for the six months ended June 30, 2022 and 2021 (in thousands).

	Six Months Ended
	June 30, 2022	June 30, 2021	Increase/(Decrease)
Statement of Operations Data:
Net Interest Income
Interest income	$72,827	$26,347	$46,480
Interest expense	39,295	9,355	29,940
Total Net Interest Income	33,532	16,992	16,540

Other Income/(Loss)
Net interest component of interest rate swaps	(4,853)	(2,314)	(2,539)
Net realized gain/(loss)	9,091	336	8,755
Net unrealized gain/(loss)	(68,771)	29,534	(98,305)
Other income/(loss), net	—	37	(37)
Total Other Income/(Loss)	(64,533)	27,593	(92,126)

Expenses
Management fee to affiliate	3,920	3,321	599
Other operating expenses	7,511	7,131	380
Transaction related expenses	9,614	1,718	7,896
Servicing fees	2,019	1,287	732
Total Expenses	23,064	13,457	9,607

Income/(loss) before equity in earnings/(loss) from affiliates	(54,065)	31,128	(85,193)

Equity in earnings/(loss) from affiliates	(7,860)	27,614	(35,474)
Net Income/(Loss)	(61,925)	58,742	(120,667)

Gain on Exchange Offers, net	—	472	(472)
Dividends on preferred stock	(9,172)	(9,613)	441

Net Income/(Loss) Available to Common Stockholders	$(71,097)	$49,601	$(120,698)

Interest income

Interest income increased from the six months ended June 30, 2021 to the six months ended June 30, 2022 primarily due to an increase in the size of our portfolio. The weighted average amortized cost of our GAAP investment portfolio increased by $1.9 billion from $1.6 billion for the six months ended June 30, 2021 to $3.5 billion for the six months ended June 30, 2022. The increase was primarily driven by purchases of Non-Agency Loans and Agency-Eligible Loans during the period. This increase was coupled with an increase of 0.82% in the weighted average yield of our GAAP investment portfolio from 3.35% for the six months ended June 30, 2021 to 4.17% for the six months ended June 30, 2022.

Interest expense

Interest expense increased from the six months ended June 30, 2021 to the six months ended June 30, 2022 primarily due to an increase in the amount of financing on our GAAP investment portfolio, inclusive of securitized debt, during the period. The weighted average financing balance on our GAAP investment portfolio, inclusive of securitized debt, increased by $1.9 billion from $1.3 billion for the six months ended June 30, 2021 to $3.2 billion for the six months ended June 30, 2022. The increase was driven by the issuance of securitized debt as well as financing added on purchases of Non-Agency Loans and Agency-

Eligible Loans during the period. This was coupled with an increase of 1.09% in the weighted average financing rate on our GAAP investment portfolio, inclusive of securitized debt, from 1.39% for the six months ended June 30, 2021 to 2.48% for the six months ended June 30, 2022.

Net interest component of interest rate swaps

The net interest component of interest rate swap expense increased from June 30, 2021 to June 30, 2022 primarily due to an increase in the size of our interest rate swap portfolio as well as an increase in the net pay rate. As of June 30, 2022, we held an interest rate swap portfolio with a notional value of $1.4 billion, a weighted average receive-variable rate of 1.42%, and a weighted average pay-fix rate of 1.84%. As of June 30, 2021, we held an interest rate swap portfolio with a notional value of $0.8 billion, a weighted average receive-variable rate of 0.17%, and a weighted average pay-fix rate of 0.74%.

Net realized gain/(loss)

The following table presents a summary of net realized gain/(loss) for the six months ended June 30, 2022 and 2021 (in thousands).

	Six Months Ended
	June 30, 2022	June 30, 2021
Sales of residential mortgage loans and loans transferred to or sold from Other assets	$(35)	$7,390
Sales of real estate securities	(34,672)	(4,882)
Settlement of derivatives and other instruments	43,798	732
Sales of commercial loans	—	(2,904)
Total Net realized gain/(loss)	$9,091	$336

Net unrealized gain/(loss)

The following table presents a summary of net unrealized gain/(loss) for the six months ended June 30, 2022 and 2021 (in thousands).

	Six Months Ended
	June 30, 2022	June 30, 2021
Residential mortgage loans	$(296,969)	$15,170
Real estate securities	6,092	(4,266)
Securitized debt	181,696	(2,902)
Derivatives	40,410	12,686
Commercial loans	—	8,954
Excess mortgage servicing rights	—	(108)
Total Net unrealized gain/(loss)	$(68,771)	$29,534

Management fee to affiliate

Management fees increased from June 30, 2021 to June 30, 2022 primarily due to an increase in our Stockholder's Equity as calculated pursuant to our Management Agreement resulting from our November 2021 common stock offering.

Other operating expenses

The following table presents a summary of Other operating expenses broken out between non-investment related expenses and investment related expenses for the six months ended June 30, 2022 and 2021 (in thousands).

	Six Months Ended
	June 30, 2022	June 30, 2021
Non Investment Related Expenses
Affiliate expense reimbursement - Operating expenses (1)	$2,810	$2,250
Professional fees	937	1,705
D&O insurance	654	788
Directors' compensation	337	335
Other	471	414
Total Non Investment Related Expenses	5,209	5,492

Investment Related Expenses
Affiliate expense reimbursement - Deal related expenses	376	329
Residential mortgage loan asset management fees	1,182	772
Other	744	538
Total Investment Related Expenses	2,302	1,639
Total Other operating expenses	$7,511	$7,131
(1)For the year ended December 31, 2021, the Manager agreed to waive its right to receive expense reimbursements of $0.8 million. For the six months ended June 30, 2021, $0.4 million of the waived reimbursable expenses is included within the "Affiliated expense reimbursement - Operating expenses" line item above.

Transaction related expenses

Transaction related expenses increased from the six months ended June 30, 2021 to the six months ended June 30, 2022 primarily as a result of the upfront expenses on the five securitizations completed during the six months ended June 30, 2022, as compared with one completed during the six months ended June 30, 2021.

Servicing fees

Servicing fees increased from the six months ended June 30, 2021 to the six months ended June 30, 2022 primarily due to an increase in the weighted average cost of our GAAP residential mortgage loan portfolio. The weighted average cost of our GAAP residential mortgage loan portfolio increased by $2.7 billion from $0.6 billion for the six months ended June 30, 2021 to $3.3 billion for the six months ended June 30, 2022 resulting from purchases of Non-Agency Loans and Agency-Eligible Loans.

Equity in earnings/(loss) from affiliates

The below table reconciles the net income/(loss) to the "Equity in earnings/(loss) from affiliates" line item on our consolidated statements of operations (in thousands).

	Six Months Ended
	June 30, 2022	June 30, 2021
MATT Non-QM Loans	$(1,259)	$15,921
Land Related Financing	948	1,250
Re/Non-Performing Loans	(169)	6,817
AG Arc	(7,380)	3,634
Other	—	(8)
Equity in earnings/(loss) from affiliates	$(7,860)	$27,614

The below table further disaggregates our "Equity in earnings/(loss) from affiliates" line item on our consolidated statements of operations (in thousands).

	Six Months Ended
	June 30, 2022	June 30, 2021
Interest income	$3,151	$9,873
Interest expense	574	1,383
Total Net Interest Income	2,577	8,490

Net realized gain/(loss)	(7)	1,496
Net unrealized gain/(loss)	(2,820)	14,897
Total Other Income/(Loss)	(2,827)	16,393

After-tax earnings/(loss) at AG Arc (1)	1,892	5,078
Net unrealized gain/(loss) on investment in AG Arc	(5,158)	443
Elimination of gains on loans sold to MITT (2)	(4,114)	(1,887)
Total AG Arc Earnings/(Loss)	(7,380)	3,634

Other operating expenses	230	903

Equity in earnings/(loss) from affiliates	$(7,860)	$27,614
(1)The earnings/(loss) at AG Arc during the six months ended June 30, 2022 were primarily the result of $3.5 million related to changes in the fair value of the MSR portfolio held by Arc Home, offset by $(1.6) million of losses related to Arc Home's lending and servicing operations. The earnings/(loss) at AG Arc during the six months ended June 30, 2021 were primarily the result of $6.3 million of net income related to Arc Home's lending and servicing operations, offset by $(1.2) million related to changes in the fair value of the MSR portfolio held by Arc Home.
(2)The earnings recognized by AG Arc do not include our portion of gains recorded by Arc Home in connection with the sale of residential mortgage loans to us. Refer to Note 2 to the "Notes to Consolidated Financial Statements (unaudited)" for more information on this accounting policy.

Gain on Exchange Offers, net

We completed two privately negotiated exchange offers during the six months ended June 30, 2021. As a result of the exchange offers, we exchanged 153,325 shares of our 8.25% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock"), 437,087 shares of our Series B Preferred Stock, and 154,383 shares of our Series C Preferred Stock for a total of 1,367,264 shares of common stock. We recognized a gain of $0.5 million in connection with the offers. There were no exchange offers completed during the six months ended June 30, 2022.

Book value and Adjusted book value per share

The below table details book value and adjusted book value per common share. Per share amounts for book value are calculated using all outstanding common shares in accordance with GAAP, including all vested shares issued to our Manager and our independent directors under our equity incentive plans as of quarter-end.

	June 30, 2022	December 31, 2021
Book value per common share (1)	$11.48	$14.64
Adjusted book value per common share (2)	11.15	14.32
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

The table below sets forth the net interest margin and leverage ratio on our investment portfolio as of June 30, 2022 and June 30, 2021 and a reconciliation to the net interest margin and leverage ratio on our GAAP investment portfolio.

June 30, 2022
Weighted Average	GAAP Investment Portfolio	Investments in Debt and Equity of Affiliates	Investment Portfolio (a)
Yield	4.49%	12.10%	4.61%
Cost of Funds (b)	3.53%	3.70%	3.52%
Net Interest Margin	0.96%	8.40%	1.09%
Leverage Ratio (c)	7.0x	(d)	2.7x

June 30, 2021
Weighted Average	GAAP Investment Portfolio	Investments in Debt and Equity of Affiliates	Investment Portfolio (a)
Yield	3.43%	16.55%	4.36%
Cost of Funds (b)	1.66%	3.11%	1.70%
Net Interest Margin	1.77%	13.44%	2.66%
Leverage Ratio (c)	3.4x	(d)	2.2x
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

A reconciliation of "Net Income/(loss) available to common stockholders" to Core Earnings for the three and six months ended June 30, 2022 and 2021 is set forth below (in thousands, except per share data).

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net Income/(loss) available to common stockholders	$(53,309)	$10,918	$(71,097)	$49,601
Add (Deduct):
Net realized (gain)/loss	(308)	(4,374)	(9,091)	(336)
Net unrealized (gain)/loss	46,351	(9,685)	68,771	(29,534)
Transaction related expenses and deal related performance fees (1)	3,957	2,024	10,089	2,012
Equity in (earnings)/loss from affiliates	5,806	(1,278)	7,860	(27,614)
Net interest income and expenses from equity method investments (2)(3)	(4,035)	2,539	(6,585)	9,861
Other (income)/loss, net	—	—	—	(14)
(Gains) from Exchange Offers, net	—	(114)	—	(472)
Dollar roll income/(loss)	3,343	—	1,366	—
Core Earnings	$1,805	$30	$1,313	$3,504

Core Earnings, per Diluted Share (4)	$0.08	$—	$0.06	$0.24
(1)For the three months ended June 30, 2022 and 2021, total transaction related expenses and deal related performance fees included $3.8 million and $1.9 million, respectively, recorded within the "Transaction related expenses" line item and $0.2 million and $0.1 million, respectively, recorded within the "Interest expense" line item, which relates to the amortization of deferred financing costs. For the six months ended June 30, 2022 and 2021, total transaction related expenses and deal related performance fees included $9.6 million and $1.7 million, respectively, recorded within the "Transaction related expenses" line item and $0.5 million and $0.3 million, respectively, recorded within the "Interest expense" line item, which relates to the amortization of deferred financing costs.
(2)For the three months ended June 30, 2022 and 2021, $2.3 million or $0.10 per share and $(1.5) million or $(0.10) per share, respectively; and for the six months ended June 30, 2022 and 2021, $6.8 million or $0.29 per share and $1.1 million or $0.07 per share, respectively, of realized and unrealized changes in the fair value of Arc Home's net mortgage servicing rights and corresponding derivatives were excluded from Core Earnings, net of deferred tax expense. Additionally, for the three months ended June 30, 2022 and 2021, $(2.7) million or $(0.12) per share and $(0.1) million or $(0.01) per share, respectively; and for the six months ended June 30, 2022 and 2021, $(5.2) million or $(0.22) per share and $0.4 million or $0.03 per share, respectively, of unrealized changes in the fair value of our investment in Arc Home were excluded from Core Earnings.
(3)Core income or loss recognized by AG Arc does not include our portion of gains recorded by Arc Home in connection with the sale of residential mortgage loans to us. For the three months ended June 30, 2022 and 2021, we eliminated $1.8 million or $0.07 per share and $1.4 million or $0.09 per share, and for the six months ended June 30, 2022 and 2021, we eliminated $4.1 million or $0.17 per share and $1.9 million or $0.13 per share of intra-entity profits recognized by Arc Home, respectively, and also decreased the cost basis of the underlying loans we purchased by the same amount. Refer to Note 2 to the "Notes to Consolidated Financial Statements (unaudited)" for more information on this accounting policy.
(4)All per share amounts for all periods presented have been adjusted to reflect the one-for-three reverse stock split.

Investment activities

We aim to allocate capital to investment opportunities with attractive risk/return profiles in our target asset classes. Our investment activities primarily include acquiring and securitizing newly-originated residential mortgage loans. We finance our acquired loans through various financing lines on a short-term basis and securitize the loans to obtain long-term, non-recourse, non-mark-to-market financing as market conditions permit. We may also invest in Agency RMBS to utilize excess liquidity. Our investment and capital allocation decisions depend on prevailing market conditions and compliance with Investment

Company Act and REIT tests, among other factors, and may change over time in response to opportunities available in different economic and capital market environments. As a result, in reacting to market conditions and taking into account a variety of other factors, including liquidity, duration, and interest rate expectations, the mix of our assets changes over time as we deploy capital. We actively evaluate our investments based on factors including, among others, the characteristics of the underlying collateral, geography, expected return, expected future prepayment trends, supply of and demand for our investments, costs of financing, costs of hedging, expected future interest rate volatility, and the overall shape of the U.S. Treasury and interest rate swap yield curves.

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

The following table presents a summary of the allocated equity of our investment portfolio as of June 30, 2022 and December 31, 2021 ($ in thousands).

	Allocated Equity		Percent of Equity
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Residential Investments	$451,107	$459,058	94.2%	80.5%
Agency RMBS	27,558	111,322	5.8%	19.5%
Total	$478,665	$570,380	100.0%	100.0%

The following table presents a summary of our investment portfolio as of June 30, 2022 and December 31, 2021 and a reconciliation to our GAAP Investment Portfolio ($ in thousands).

	Fair Value		Percent of Investment Portfolio Fair Value		Leverage Ratio (a)
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Residential Investments	$3,669,980	$2,725,889	89.7%	84.6%	2.0x	2.1x
Agency RMBS	420,933	495,713	10.3%	15.4%	15.0x	3.7x
Total: Investment Portfolio	$4,090,913	$3,221,602	100.0%	100.0%	2.7x	2.4x
Investments in Debt and Equity of Affiliates	$59,916	$72,026	N/A	N/A	(b)	(b)
TBAs	$399,459	$—	N/A	N/A	(b)	(b)
Total: GAAP Investment Portfolio	$3,631,538	$3,149,576	N/A	N/A	7.0x	4.9x
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

The following table presents a reconciliation of our Investment Portfolio to our GAAP Investment Portfolio as of June 30, 2022 and December 31, 2021 ($ in thousands).

	June 30, 2022							December 31, 2021
Instrument	Current Face	Amortized Cost	Unrealized Mark- to-Market	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Yield	Weighted Average Life (Years) (3)	Fair Value (1)
Residential Investments
Non-Agency Loans	$2,480,775	$2,547,062	$(185,935)	$2,361,127	4.89%	4.35%	6.84	$1,858,798
Agency-Eligible Loans	1,026,407	1,021,413	(82,004)	939,409	3.74%	3.78%	8.63	440,837
MATT Non-QM Loans (4)	391,749	42,528	(3,057)	39,471	1.16%	12.03%	3.24	45,837
Re/Non-Performing Loans	388,475	317,078	(4,320)	312,758	3.47%	7.24%	5.75	360,131
Land Related Financing	12,901	12,901	—	12,901	14.50%	14.50%	0.30	16,891
Non-Agency RMBS Interest Only (5)	119,493	3,102	1,212	4,314	0.38%	25.42%	3.44	3,395
Total Residential Investments	4,419,800	3,944,084	(274,104)	3,669,980	4.25%	4.59%	6.73	2,725,889

Agency RMBS
30 Year Fixed Rate	—	—	—	—	—%	—%	—	495,713
Interest Only	134,766	20,923	551	21,474	3.06%	8.00%	6.71	—
Fixed Rate 30 Year TBA (6)	400,000	401,496	(2,037)	399,459	4.38%	N/A	N/A	—
Total Agency RMBS	534,766	422,419	(1,486)	420,933	4.04%	8.00%	6.71	495,713

Total: Investment Portfolio	$4,954,566	$4,366,503	$(275,590)	$4,090,913	4.23%	4.61%	6.73	$3,221,602
Investments in Debt and Equity of Affiliates	$440,627	$63,431	$(3,515)	$59,916	2.11%	12.10%	3.03	$72,026
TBAs	$400,000	$401,496	$(2,037)	$399,459	4.38%	N/A	N/A	$—
Total: GAAP Investment Portfolio	$4,113,939	$3,901,576	$(270,038)	$3,631,538	4.35%	4.49%	6.54	$3,149,576
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
(4)As of June 30, 2022 and December 31, 2021, this line item primarily includes retained tranches from securitizations.
(5)As of June 30, 2022 and December 31, 2021, this line item includes Non-QM interest-only bonds.
(6)Represents long positions in Fixed Rate 30 Year TBA.

Residential Investments

The following table presents the fair value of the loans and securities in our residential investments and a reconciliation to our GAAP residential portfolio (in thousands).

	Fair Value
	June 30, 2022	December 31, 2021
Residential mortgage loans (1)	$3,592,367	$2,663,992
Non-Agency RMBS (2)	77,613	61,897
Total Residential Investments	$3,669,980	$2,725,889
Less: Residential mortgage loans in Investments in Debt and Equity of Affiliates	21,966	28,886
Less: Non-Agency RMBS in Investments in Debt and Equity of Affiliates	37,950	43,140
Total GAAP Residential Investments	$3,610,064	$2,653,863
(1)Includes Non-Agency Loans, Agency-Eligible Loans, Re/Non-Performing Loans, and Land Related Financing not held in securitized form.
(2)Includes Non-Agency Loans, Agency-Eligible Loans, and Re/Non-Performing Loans held in securitized form.

Residential mortgage loans

The following tables present certain information regarding credit quality for certain categories within our Residential mortgage loan portfolio ($ in thousands).

	June 30, 2022								December 31, 2021
	Unpaid Principal Balance		Weighted Average (1)(2)		Aging by Unpaid Principal Balance (1)(2)
		Fair Value	Original LTV Ratio	Current FICO (3)	Current	30-59 Days	60-89 Days	90+ Days	Fair Value
Non-Agency Loans	$2,465,881	$2,349,910	69.03%	733	$2,442,759	$6,400	$3,135	$13,587	$1,844,198
Agency-Eligible Loans	993,082	915,325	65.31%	758	991,438	1,644	—	—	440,837
MATT Non-QM Loans	9,198	9,065	61.26%	675	7,238	59	—	1,901	11,839
Re/Non-Performing Loans	352,465	305,166	79.63%	639	242,237	30,879	11,066	64,015	350,227
Land Related Financing	12,901	12,901	N/A	N/A	N/A	N/A	N/A	N/A	16,891
Total Residential mortgage loans	$3,833,527	$3,592,367	69.01%	730	$3,683,672	$38,982	$14,201	$79,503	$2,663,992
Less: Residential mortgage loans in Investments in Debt and Equity of Affiliates	22,099	21,966	61.26%	675	7,238	59	—	1,901	28,886
Total GAAP Residential mortgage Loans	$3,811,428	$3,570,401	69.03%	730	$3,676,434	$38,923	$14,201	$77,602	$2,635,106
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

See Note 3 to the "Notes to Consolidated Financial Statements (unaudited)" for a breakout of geographic concentration of credit risk within loans we include in the "Securitized residential mortgage loans, at fair value" and "Residential mortgage loans, at fair value" line items on our consolidated balance sheets.

Non-Agency RMBS

The following table presents the fair value of our Non-Agency RMBS by credit rating as of June 30, 2022 and December 31, 2021 (in thousands).

Credit Rating - Non-Agency RMBS (1)	June 30, 2022	December 31, 2021
A	$4,663	$—
BBB	5,746	—
BB	3,032	—
B	10,207	10,528
Not Rated	53,965	51,369
Total: Non-Agency RMBS	$77,613	$61,897
Less: Non-Agency RMBS in Investments in Debt and Equity of Affiliates	37,950	43,140
Total: GAAP Basis	$39,663	$18,757
(1)Represents the minimum rating for rated assets of S&P, Moody and Fitch credit ratings, stated in terms of the S&P equivalent.

The following table presents the geographic concentration of the underlying collateral for our Non-Agency RMBS portfolio ($ in thousands).

June 30, 2022			December 31, 2021
State	Fair Value	Percentage	State	Fair Value	Percentage
California	$34,285	44.2%	California	$31,480	50.9%
New York	10,331	13.3%	New York	11,092	17.9%
Florida	5,202	6.7%	Florida	3,661	5.9%
Washington	3,214	4.1%	New Jersey	1,684	2.7%
Texas	3,149	4.1%	Texas	1,511	2.4%
Other	21,432	27.6%	Other	12,469	20.2%
Total	$77,613	100.0%	Total	$61,897	100.0%

Agency RMBS

The following table presents the fair value and the Constant Prepayment Rate ("CPR") experienced on our GAAP Agency RMBS portfolio for the periods presented ($ in thousands).

	Fair Value		CPR (1)
Agency RMBS	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
30 Year Fixed Rate	$—	$495,713	—%	6.1%
Interest Only	21,474	—	14.4%	—%
Total/Weighted Average	$21,474	$495,713	14.4%	6.1%
(1)Represents the weighted average monthly CPRs published during the year-to-date period for our in-place portfolio.

Investments in debt and equity of affiliates

See Note 10 to the "Notes to Consolidated Financial Statements (unaudited)" for a breakout of the "Investments in debt and equity of affiliates" line item on our consolidated balance sheets.

Financing activities

We use leverage to finance the purchase of our investment portfolio. Our leverage has primarily been in the form of repurchase agreements, revolving facilities, and securitized debt. Repurchase agreements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date and typically have a term of 30 to 90 days. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a "haircut." The size of the haircut reflects the perceived risk associated with the pledged asset. Haircuts may change as our financing arrangements mature or roll and are sensitive to governmental regulations. Interest rates on borrowings are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the borrowing at which time we may enter into a new borrowing arrangement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty. We have also used revolving facilities, which are typically longer term in nature than repurchase agreements, to finance loans. Interest rates on these facilities are based on prevailing rates corresponding to the terms of the borrowings, and interest is paid on a monthly basis. Repurchase agreements and revolving facilities, which we refer to as our financing arrangements, are generally mark-to-market with respect to margin calls and recourse to us. We had outstanding financing arrangements with six and five counterparties as of June 30, 2022 and December 31, 2021, respectively.

Our financing arrangements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each financing arrangement, typical supplemental terms include requirements of minimum equity and liquidity, leverage ratios, and performance triggers. In addition, some of the financing arrangements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that we fail to comply with the covenants contained in these financing arrangements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the associated agreement. As of June 30, 2022, we are in compliance with all of our financial covenants.

We also use securitized debt to finance our loan portfolio. Securitized debt is generally non-mark-to-market with respect to margin calls and non-recourse to us.

Recourse and non-recourse financing

The below table provides detail on the breakout between recourse and non-recourse financing as of June 30, 2022 and December 31, 2021 (in thousands).

	June 30, 2022	December 31, 2021
Recourse financing - Financing arrangements	$914,749	$1,791,596
Non-recourse financing - Securitized debt, at fair value	2,467,766	999,215
Non-recourse financing - Financing arrangements included in Investments in Debt and Equity of Affiliates	19,001	22,156
Total Financing	3,401,516	2,812,967

Less:
Recourse financing - Financing arrangements included in Investments in Debt and Equity of Affiliates	12,578	13,853
Non-recourse financing - Financing arrangements included in Investments in Debt and Equity of Affiliates	19,001	22,156
Total Financing in Investments in Debt and Equity of Affiliates	31,579	36,009

Total: GAAP Basis	$3,369,937	$2,776,958

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

June 30, 2022	Leverage	Stockholders’ Equity	Leverage Ratio
GAAP Securitized debt, at fair value	$2,467,766
GAAP Financing arrangements	902,171
Restricted cash posted on Financing arrangements	(8,202)
Purchase price payable on loans	794
GAAP Leverage	$3,362,529	$478,665	7.0x
Financing arrangements through affiliated entities	31,153
Non-recourse financing arrangements (1)	(2,486,767)
Net TBA (receivable)/payable adjustment	402,418
Economic Leverage	$1,309,333	$478,665	2.7x
(1) Non-recourse financing arrangements include securitized debt and other non-recourse financing held within MATT.

December 31, 2021	Leverage	Stockholders’ Equity	Leverage Ratio
GAAP Securitized debt, at fair value	$999,215
GAAP Financing arrangements	1,777,743
Restricted cash posted on Financing arrangements	(4,951)
Purchase price payable on loans	87
GAAP Leverage	$2,772,094	$570,380	4.9x
Financing arrangements through affiliated entities	35,744
Non-recourse financing arrangements (1)	(1,021,371)
Net TBA receivable/(payable) adjustment	(394,212)
Economic Leverage	$1,392,255	$570,380	2.4x
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

As described above, our distribution requirements are based on taxable income rather than GAAP net income. Differences between taxable income and GAAP net income include (i) unrealized gains and losses associated with investment and derivative portfolios which are marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized or settled, (ii) temporary differences related to amortization of premiums and discounts paid on investments, (iii) the timing and amount of deductions related to stock-based compensation, (iv) temporary differences related to the recognition of realized gains and losses on sold investments and certain terminated derivatives, (v) taxes, (vi) methods of depreciation and (vii) differences between GAAP income or losses in our TRSs’ and taxable income resulting from dividend distributions to the REIT from our TRSs'. Undistributed taxable income is based on current estimates and is not finalized until we file our annual tax return for that tax year, typically in October of the following year. We did not have any undistributed taxable income as of June 30, 2022.

On July 12, 2021, we announced a one-for-three reverse stock split of our outstanding shares of common stock. The reverse stock split was effected following the close of business on July 22, 2021. All per share amounts and common shares outstanding for all periods presented have been adjusted on a retroactive basis to reflect the one-for-three reverse stock split.

The following table details our common stock dividends declared during the six months ended June 30, 2022 and 2021.

2022
Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
3/18/2022	3/31/2022	4/29/2022	$0.21
6/15/2022	6/30/2022	7/29/2022	0.21
Total			$0.42

2021
Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
3/22/2021	4/1/2021	4/30/2021	$0.18
6/15/2021	6/30/2021	7/30/2021	0.21
Total			$0.39

The following tables detail our preferred stock dividends declared and paid during the six months ended June 30, 2022 and 2021.

2022			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	8.25% Series A	8.00% Series B	8.000% Series C
2/18/2022	2/28/2022	3/17/2022	$0.51563	$0.50	$0.50
5/2/2022	5/31/2022	6/17/2022	0.51563	0.50	0.50
Total			$1.03126	$1.00	$1.00

2021			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	8.25% Series A	8.00% Series B	8.000% Series C
2/16/2021	2/26/2021	3/17/2021	$0.51563	$0.50	$0.50
5/17/2021	5/28/2021	6/17/2021	0.51563	0.50	0.50
Total			$1.03126	$1.00	$1.00

Liquidity and capital resources

Our liquidity determines our ability to meet our cash obligations, including distributions to our stockholders, payment of our expenses, financing our investments and satisfying other general business needs.

Our principal sources of cash consist of borrowings under financing arrangements, principal and interest payments we receive on our investment portfolio, cash generated from our operating results, and proceeds from capital market transactions. We typically use cash to repay principal and interest on our financing arrangements, to purchase loans, real estate securities, and other real estate related assets, to make dividend payments on our capital stock, and to fund our operations. At June 30, 2022, we had $94.2 million of liquidity, which consisted of $88.6 million of cash and $5.6 million of unencumbered Agency RMBS. Refer to the "Contractual obligations" section of this Item 2 for additional obligations that could impact our liquidity.

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

Cash flows

The below details changes to our cash, cash equivalents, and restricted cash for the six months ended June 30, 2022 and 2021 ($ in thousands).

	Six Months Ended
	June 30, 2022	June 30, 2021	Change
Cash and cash equivalents and restricted cash, Beginning of Period	$100,229	$62,318	$37,911

Net cash provided by (used in) operating activities (1)	12,898	9,876	3,022
Net cash provided by (used in) investing activities (2)	(761,877)	(742,636)	(19,241)
Net cash provided by (used in) financing activities (3)	789,400	758,147	31,253

Net change in cash and cash equivalents and restricted cash	40,421	25,387	15,034
Effect of exchange rate changes on cash	—	10	(10)
Cash and cash equivalents and restricted cash, End of Period	$140,650	$87,715	$52,935
(1)Cash provided by operating activities is primarily attributable to net interest income less operating expenses for the six months ended June 30, 2022.
(2)Cash used in investing activities for the six months ended June 30, 2022 was primarily attributable to purchases of investments, offset by sales of investments and principal repayments on investments.
(3)Cash provided by financing activities for the six months ended June 30, 2022 was primarily attributable to issuance of securitized debt, offset by net repayments of financing arrangements and dividend payments.

Stock repurchase programs

During the three and six months ended June 30, 2022, we repurchased 1.4 million shares for $11.0 million under the 2015 Repurchase Program. No shares were repurchased under the 2015 Repurchase Program during the three and six months ended June 30, 2021. As of June 30, 2022, the amount authorized under the 2015 Repurchase Program was fully utilized.

On August 3, 2022, our Board of Directors authorized the 2022 Repurchase Program to repurchase up to $15 million of our outstanding common stock on substantially the same terms as the 2015 Repurchase Program. The 2022 Repurchase Program does not have an expiration date and permits us to repurchase our shares through various methods, including open market repurchases, privately negotiated block transactions and Rule 10b5-1 plans. We may repurchase shares of our common stock from time to time in compliance with SEC regulations and other legal requirements. The extent to which we repurchases our shares, and the timing, manner, price, and amount of any such repurchases, will depend upon a variety of factors including market conditions and other corporate considerations as determined by management, as well as the limits of the 2022 Repurchase Program and our liquidity and business strategy. The 2022 Repurchase Program does not obligate us to acquire any particular amount of shares and may be modified or discontinued at any time. As of the date of this report, the full $15 million authorized amount remains available for repurchase under the 2022 Repurchase Program.

On February 22, 2021, our Board of Directors authorized a stock repurchase program (the "Preferred Repurchase Program") pursuant to which our Board of Directors granted a repurchase authorization to acquire shares of our Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock having an aggregate value of up to $20.0 million. No share repurchases under the Preferred Repurchase Program have been made since its authorization.

Shares of stock repurchased by us under any repurchase program, if any, will be cancelled and, until reissued by us, will be deemed to be authorized but unissued shares of its stock as required by Maryland law. The cost of the acquisition by us of shares of our own stock in excess of the aggregate par value of the shares first reduces additional paid-in capital, to the extent available, with any residual cost applied against retained earnings.

Equity distribution agreements

On May 5, 2017, we entered into an equity distribution agreement with each of Credit Suisse Securities (USA) LLC and JMP Securities LLC (collectively, the "Sales Agents"), which we refer to as the "Equity Distribution Agreements," pursuant to which we may sell up to $100.0 million aggregate offering price of shares of our common stock from time to time through the Sales Agents, under the Securities Act of 1933. For the three and six months ended June 30, 2022, we did not issue any shares of common stock under the Equity Distribution Agreements. For the three months ended June 30, 2021, we issued 0.2 million shares of common stock under the Equity Distribution Agreements for net proceeds of approximately $3.1 million. For the six months ended June 30, 2021, we issued 1.0 million shares of common stock under the Equity Distribution Agreements for net proceeds of approximately $13.1 million. Since inception of the program, we have issued approximately 2.2 million shares of common stock under the Equity Distribution Agreements for gross proceeds of $48.3 million.

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

Contractual obligations

Management agreement

The management agreement, as amended, provides for payment to the Manager of a management fee, an incentive fee, and reimbursements of certain expenses incurred by the Manager or its affiliates on behalf of us.

Management fee

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

For the three and six months ended June 30, 2022, we incurred management fees of $2.0 million and $3.9 million, respectively. For the three and six months ended June 30, 2021, we incurred management fees of $1.7 million and $3.3 million, respectively. As of June 30, 2022 and December 31, 2021, we have recorded management fees payable of $2.0 million and $1.8 million, respectively.

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

Expense Reimbursement

Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and personnel, who, notwithstanding that certain of them also are our officers, receive no compensation directly from us. We are required to reimburse our Manager or its affiliates for operating expenses incurred by our Manager or its affiliates on our behalf, including certain salary expenses and other expenses relating to legal, accounting, due diligence and other services. Our reimbursement obligation is not subject to any dollar limitation; however, reimbursements are subject to an annual budget process which combines guidelines from the Management Agreement with oversight by our Board of Directors and discussions with our Manager.

For the three and six months ended June 30, 2022, we incurred $2.4 million and $4.9 million, respectively, representing reimbursements of expenses which are recorded within the "Other operating expenses" and "Transaction related expenses" line items on the consolidated statements of operations. For the three and six months ended June 30, 2021, we incurred $1.1 million and $2.7 million, respectively, representing reimbursements of expenses which are recorded within the "Other operating expenses" and "Transaction related expenses" line items on the consolidated statements of operations. As of June 30, 2022 and December 31, 2021, we recorded reimbursements payable to our Manager or its affiliates of $2.0 million and $2.1 million, respectively.

For the year ended December 31, 2021, our Manager agreed to waive its right to receive expense reimbursements of $0.8 million. For the three and six months ended June 30, 2021, we reduced our expense reimbursement amount by $0.2 million and $0.4 million, respectively.

Share-based compensation

The AG Mortgage Investment Trust, Inc. 2020 Equity Incentive Plan, which became effective on April 15, 2020 following the approval of our stockholders at our 2020 annual meeting of stockholders, provides for a maximum of 666,666 shares of common stock that may be issued under the plan. The maximum number of shares of common stock granted during a single fiscal year to any non-employee director, taken together with any cash fees paid to such non-employee director during any fiscal year, shall not exceed $300,000 in total value (calculating the value of any such awards based on the grant date fair value). As of June 30, 2022, 582,820 shares of common stock were available to be awarded under the Equity Incentive Plan.

Since inception of the 2020 Equity Incentive Plan and through June 30, 2022, we have granted an aggregate of 83,846 shares of restricted common stock to our independent directors under our 2020 Equity Incentive Plan, all of which have vested.

The AG Mortgage Investment Trust, Inc. 2021 Manager Equity Incentive Plan (the "2021 Manager Plan"), which became effective on April 7, 2021 following the approval of our stockholders at our 2021 annual meeting of stockholders, provides for a maximum of 573,425 shares of common stock that may be subject to awards thereunder to our Manager. As of June 30, 2022, there were no shares or awards issued under the 2021 Manager Plan. Following the execution of the third amendment to our management agreement in November 2021 related to the incentive fee, our compensation committee no longer expects to continue its historical practice of making periodic equity grants to the Manager pursuant to the 2021 Manager Equity Incentive Plan.

Unfunded commitments

See Note 12 of the "Notes to Consolidated Financial Statements (unaudited)" for detail on our commitments as of June 30, 2022.

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

We record TBA purchases and sales on the trade date and present the purchase or receipt net of the corresponding payable or receivable until the settlement date of the transaction. Refer to Note 7 to the "Notes to Consolidated Financial Statements (unaudited)" for additional detail on TBAs as of June 30, 2022.

For additional information on our commitments as of June 30, 2022, refer to Note 12 of the "Notes to Consolidated Financial Statements (unaudited)." Exclusive of our investments in debt and equity of affiliates described above, we do not expect these commitments, taken as a whole, to be significant to, or to have a material impact on, our overall liquidity or capital resources or our operations.

Critical accounting policies

We prepare our consolidated financial statements in conformity with GAAP, which requires the use of estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based, in part, on our judgment and assumptions regarding various economic conditions that we believe are reasonable based on facts and circumstances existing at the time of reporting. We believe that the estimates, judgments and assumptions utilized in the preparation of our consolidated financial statements are prudent and reasonable. Although our estimates contemplate conditions as of June 30, 2022 and how we expect them to change in the future, it is reasonably possible that actual conditions could be different than anticipated in arriving at those estimates, which could materially affect reported amounts of assets, liabilities and accumulated other comprehensive income at the date of the consolidated financial statements and the reported amounts of income, expenses and other comprehensive income during the periods presented.

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

Compliance with Investment Company Act and REIT Tests

We conduct our business so as to maintain our exempt status under, and not to become regulated as an investment company for purposes, of the Investment Company Act. Under Section 3(a)(1)(A) of the Investment Company Act, a company is an investment company if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an investment company if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire "investment securities" having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis (the "40% Test"). "Investment securities" do not include, among other things, U.S. government securities, and securities issued by majority-owned subsidiaries that (i) are not investment companies and (ii) are not relying on the exceptions from the definition of investment company provided by Section 3(c)(1) or 3(c)(7) of the Investment Company Act (the so called "private investment company" exemptions). We closely monitor our holdings to ensure continuing and ongoing compliance with the 40% Test. As of December 31, 2021 and June 30, 2022, we determined that we maintained compliance with the 40% Test requirements.

If we failed to comply with the 40% Test or another exemption under the Investment Company Act and became regulated as an investment company, our ability to, among other things, use leverage would be substantially reduced and, as a result, we would be unable to conduct our business as described in this Report. Accordingly, in order to maintain our exempt status, we closely monitor our subsidiaries' holdings to ensure continuing and ongoing compliance with Section 3(c)(5)(C) of the Investment Company Act, which exempts from the definition of "investment company" entities primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. The staff of the Securities and Exchange Commission, or the SEC, generally requires an entity relying on Section 3(c)(5)(C) to invest at least 55% of its portfolio in "qualifying assets" (the "55% Test") and at least another 25% in additional qualifying assets or in "real estate-related" assets (with no more than 20% comprised of miscellaneous assets) (the "80% Test"). As of December 31, 2021 and June 30, 2022, we determined that our subsidiaries maintained compliance with both the 55% Test and the 80% Test requirements.

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

The following chart details information about our duration gap as of June 30, 2022.

Duration (1)	Years
Agency RMBS	(0.06)
Residential Investments (2)	4.01
Hedges	(3.70)
Duration Gap	0.25
(1)Duration related to financing arrangements is netted within its respective line items.
(2)Residential Investments are inclusive of forward purchase commitments to acquire Non-Agency Loans and Agency-Eligible Loans as of June 30, 2022.

The following table quantifies the estimated percent changes in GAAP equity, the fair value of our assets, and projected net interest income should interest rates go up or down instantaneously by 25, 50, and 75 basis points, assuming (i) the yield curves of the rate shocks will be parallel to each other and the current yield curve and (ii) all other market risk factors remain constant. These estimates were compiled using a combination of third-party services and models, market data and internal models. All changes in equity, assets and income are measured as percentage changes from the projected net interest income and GAAP equity from our base interest rate scenario. The base interest rate scenario assumes spot and forward interest rates existing as of June 30, 2022. Actual results could differ materially from these estimates.

Agency RMBS and Agency-Eligible Loan assumptions attempt to predict default and prepayment activity at projected interest rate levels. To the extent that these estimates or other assumptions do not hold true, actual results will likely differ materially from projections and could result in percentage changes larger or smaller than the estimates in the table below. Moreover, if different models were employed in the analysis, materially different projections could result. In addition, while the table below reflects the estimated impact of interest rate increases and decreases on a static portfolio as of June 30, 2022, our Manager may from time to time sell any of our investments as a part of the overall management of our investment portfolio.

Change in Interest Rates (basis points) (1)(2)	Change in Fair Value as a Percentage of GAAP Equity (3)	Change in Fair Value as a Percentage of Assets (3)	Percentage Change in Projected Net Interest Income (4)
75	(1.2)%	(0.2)%	4.2%
50	(0.7)%	(0.1)%	2.8%
25	(0.3)%	—%	1.4%
(25)	0.3%	—%	(1.4)%
(50)	0.4%	0.1%	(2.8)%
(75)	0.5%	0.1%	(4.2)%
(1)Includes investments held through affiliated entities that are reported as "Investments in debt and equity of affiliates" on our consolidated balance sheet, but excludes AG Arc.
(2)Does not include cash investments, which typically have overnight maturities and are not expected to change in value as interest rates change.
(3)Changes in fair value as a percentage of GAAP equity and assets are inclusive of forward purchase commitments to acquire Non-Agency Loans and Agency-Eligible Loans as of June 30, 2022.
(4)Interest income includes trades settled as of June 30, 2022.

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2022. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

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

On November 3, 2015, the Company’s Board of Directors authorized the 2015 Repurchase Program to repurchase up to $25.0 million of the Company's outstanding common stock, which was fully utilized as of June 30, 2022. The following table presents information related to our purchases of our common stock pursuant to the 2015 Repurchase Program during the three months ended June 30, 2022:

Period (1)	Total Number of Shares Purchased	Weighted Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
April 1, 2022 to April 30, 2022	—	$—	—	11,043,506
May 1, 2022 to May 31, 2022	697,315	7.86	697,315	5,560,574
June 1, 2022 to June 30, 2022	736,536	7.55	736,536	—
Total	1,433,851	$7.70	1,433,851	—
(1)Based on trade date. The 2015 Repurchase Program was announced on November 4, 2015 and did not have an expiration date. The maximum dollar amount authorized under the 2015 Repurchase Program was $25.0 million.
(2)Includes brokerage commissions and clearing fees.

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

10.1	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 6, 2022.

31.1*	Certification of David N. Roberts pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Anthony W. Rossiello pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of David N. Roberts pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Anthony W. Rossiello pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AG MORTGAGE INVESTMENT TRUST, INC.

August 5, 2022	By:	/s/ DAVID N. ROBERTS
David N. Roberts
Chief Executive Officer (principal executive officer)

August 5, 2022	By:	/s/ ANTHONY W. ROSSIELLO
Anthony W. Rossiello
Chief Financial Officer (principal financial officer and principal accounting officer)