Form 10-Q
period 2022-09-30
AG Mortgage Investment Trust, Inc.
filed 2022-11-08
CIK 1514281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________

FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Yes   ☐     No   ☒

As of November 2, 2022, there were 22,062,255 outstanding shares of common stock of AG Mortgage Investment Trust, Inc.

AG MORTGAGE INVESTMENT TRUST, INC.

PART I

ITEM 1. FINANCIAL STATEMENTS

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands, except per share data)

	September 30, 2022	December 31, 2021
Assets
Securitized residential mortgage loans, at fair value - $371,094 and $119,947 pledged as collateral, respectively (1)	$3,419,408	$1,158,134
Residential mortgage loans, at fair value - $779,876 and $1,469,358 pledged as collateral, respectively	783,771	1,476,972
Real estate securities, at fair value - $42,741 and $444,481 pledged as collateral, respectively	44,856	514,470
Investments in debt and equity of affiliates	79,030	92,023
Cash and cash equivalents	77,638	68,079
Restricted cash	21,798	32,150
Other assets	25,232	20,900
Total Assets	$4,451,733	$3,362,728

Liabilities
Securitized debt, at fair value (1)	$3,025,128	$999,215
Financing arrangements	935,765	1,777,743
Dividend payable	4,655	5,021
Other liabilities (2)	21,889	10,369
Total Liabilities	3,987,437	2,792,348
Commitments and Contingencies (Note 12)
Stockholders’ Equity
Preferred stock - $227,991 aggregate liquidation preference	220,472	220,472
Common stock, par value $0.01 per share; 450,000 shares of common stock authorized and 22,117 and 23,908 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	221	239
Additional paid-in capital	783,355	796,469
Retained earnings/(deficit)	(539,752)	(446,800)
Total Stockholders’ Equity	464,296	570,380

Total Liabilities & Stockholders’ Equity	$4,451,733	$3,362,728
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

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net Interest Income
Interest income	$50,190	$19,629	$123,017	$45,976
Interest expense	34,699	7,197	73,994	16,552
Total Net Interest Income	15,491	12,432	49,023	29,424

Other Income/(Loss)
Net interest component of interest rate swaps	(996)	(1,184)	(5,849)	(3,498)
Net realized gain/(loss)	50,981	(5,460)	60,072	(5,124)
Net unrealized gain/(loss)	(54,261)	29,461	(123,032)	58,995
Other income/(loss), net	—	—	—	37
Total Other Income/(Loss)	(4,276)	22,817	(68,809)	50,410

Expenses
Management fee to affiliate (1)	2,064	1,693	5,984	5,014
Other operating expenses (1)	4,083	2,997	11,594	10,128
Transaction related expenses (1)	5,325	2,013	14,939	3,731
Servicing fees	986	849	3,005	2,136
Total Expenses	12,458	7,552	35,522	21,009

Income/(loss) before equity in earnings/(loss) from affiliates	(1,243)	27,697	(55,308)	58,825

Equity in earnings/(loss) from affiliates	(1,626)	6,882	(9,486)	34,496
Net Income/(Loss)	(2,869)	34,579	(64,794)	93,321

Gain on Exchange Offers, net (Note 11)	—	—	—	472
Dividends on preferred stock	(4,586)	(4,586)	(13,758)	(14,199)

Net Income/(Loss) Available to Common Stockholders	$(7,455)	$29,993	$(78,552)	$79,594

Earnings/(Loss) Per Share of Common Stock (2)
Basic	$(0.33)	$1.87	$(3.38)	$5.21
Diluted	$(0.33)	$1.87	$(3.38)	$5.21

Weighted Average Number of Shares of Common Stock Outstanding (2)
Basic	22,394	16,077	23,250	15,270
Diluted	22,394	16,077	23,250	15,270
(1)Refer to Note 10 for additional details on related party transactions.
(2)Amounts have been adjusted to reflect the one-for-three reverse stock split effected July 22, 2021. See Note 2 and Note 11 for additional details.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands)

For the Three Months Ended September 30, 2022 and September 30, 2021
	Common Stock		Preferred Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)
	Shares	Amount				Total
Balance at July 1, 2022	22,490	$225	$220,472	$785,610	$(527,642)	$478,665
Repurchase of common stock	(385)	(4)	—	(2,335)	—	(2,339)
Grant of restricted stock	12	—	—	80	—	80
Common dividends declared	—	—	—	—	(4,655)	(4,655)
Preferred dividends declared	—	—	—	—	(4,586)	(4,586)
Net Income/(Loss)	—	—	—	—	(2,869)	(2,869)
Balance at September 30, 2022	22,117	$221	$220,472	$783,355	$(539,752)	$464,296

	Common Stock (1)		Preferred Stock	Additional Paid-in Capital (1)	Retained Earnings/(Deficit)
	Shares	Amount				Total
Balance at July 1, 2021	16,164	$162	$220,472	$719,940	$(474,697)	$465,877
Repurchase of common stock	(258)	(3)	—	(2,844)	—	(2,847)
Grant of restricted stock	6	—	—	80	—	80
Common dividends declared	—	—	—	—	(3,354)	(3,354)
Preferred dividends declared	—	—	—	—	(4,586)	(4,586)
Net Income/(Loss)	—	—	—	—	34,579	34,579
Balance at September 30, 2021	15,912	$159	$220,472	$717,176	$(448,058)	$489,749

For the Nine Months Ended September 30, 2022 and September 30, 2021
	Common Stock		Preferred Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)
	Shares	Amount				Total
Balance at January 1, 2022	23,908	$239	$220,472	$796,469	$(446,800)	$570,380
Repurchase of common stock	(1,819)	(18)	—	(13,354)	—	(13,372)
Grant of restricted stock	28	—	—	240	—	240
Common dividends declared	—	—	—	—	(14,400)	(14,400)
Preferred dividends declared	—	—	—	—	(13,758)	(13,758)
Net Income/(Loss)	—	—	—	—	(64,794)	(64,794)
Balance at September 30, 2022	22,117	$221	$220,472	$783,355	$(539,752)	$464,296

	Common Stock (1)		Preferred Stock	Additional Paid-in Capital (1)	Retained Earnings/(Deficit)
	Shares	Amount				Total
Balance at January 1, 2021	13,811	$138	$238,478	$689,147	$(518,058)	$409,705
Net proceeds from issuance of common stock	972	10	—	13,123	—	13,133
Repurchase of common stock	(258)	(3)	—	(2,844)	—	(2,847)
Grant of restricted stock	19	—	—	240	—	240
Common dividends declared	—	—	—	—	(9,539)	(9,539)
Preferred dividends declared	—	—	—	—	(14,254)	(14,254)
Exchange Offers (Note 11)	1,368	14	(18,006)	17,510	472	(10)
Net Income/(Loss)	—	—	—	—	93,321	93,321
Balance at September 30, 2021	15,912	$159	$220,472	$717,176	$(448,058)	$489,749
(1)Amounts have been adjusted to reflect the one-for-three reverse stock split effected July 22, 2021. See Note 2 and Note 11 for additional details.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended
	September 30, 2022	September 30, 2021
Cash Flows from Operating Activities
Net income/(loss)	$(64,794)	$93,321
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Net amortization of premium/(discount)	3,816	2,993
Net realized (gain)/loss	(60,072)	5,124
Net unrealized (gain)/loss	123,032	(58,995)
Equity based compensation expense	240	240
(Income)/Loss from investments in debt and equity of affiliates in excess of distributions received	10,757	(17,337)
Change in operating assets/liabilities:
Other assets	(5,740)	(4,939)
Other liabilities	9,567	(642)
Net cash provided by (used in) operating activities	16,806	19,765

Cash Flows from Investing Activities
Purchase of residential mortgage loans	(2,440,718)	(1,263,835)
Purchase of real estate securities	(108,558)	(768,794)
Origination of commercial loans	—	(1,881)
Purchase of commercial loans	—	(3,219)
Investments in debt and equity of affiliates	(1,720)	(3,806)
Proceeds from sales of residential mortgage loans	—	47,219
Proceeds from sales of real estate securities	526,813	761,568
Proceeds from sales of commercial loans	—	74,579
Principal repayments on residential mortgage loans	393,170	75,746
Principal repayments on real estate securities	20,342	49,336
Principal repayments on commercial loans	—	70,232
Distributions received in excess of income from investments in debt and equity of affiliates	9,824	66,154
Net settlement of interest rate swaps and other instruments	103,553	13,090
Net settlement of TBAs	2,789	(1,087)
Cash flows provided by (used in) other investing activities	2,865	5,992
Net cash provided by (used in) investing activities	(1,491,640)	(878,706)

Cash Flows from Financing Activities
Net proceeds from issuance of common stock	—	13,133
Repurchase of common stock	(13,372)	(2,847)
Net borrowings under (repayments of) financing arrangements	(841,978)	596,473
Deferred financing costs paid	(310)	(277)
Repayments of secured debt	—	(10,000)
Proceeds from issuance of securitized debt	2,659,283	463,987
Principal repayments on securitized debt	(320,502)	(113,338)
Net collateral received from (paid to) derivative counterparty	19,444	—
Dividends paid on common stock	(14,766)	(7,428)
Dividends paid on preferred stock	(13,758)	(14,254)
Net cash provided by (used in) financing activities	1,474,041	925,449

	Nine Months Ended
	September 30, 2022	September 30, 2021

Net change in cash and cash equivalents and restricted cash	(793)	66,508
Cash and cash equivalents and restricted cash, Beginning of Period	100,229	62,318
Effect of exchange rate changes on cash	—	10
Cash and cash equivalents and restricted cash, End of Period	$99,436	$128,836

Supplemental disclosure of cash flow information:
Cash paid for interest on financing arrangements	$62,645	$15,416
Cash paid for excise and income taxes	$23	$16

Supplemental disclosure of non-cash financing and investing activities:
Common stock dividends declared but not paid	$4,655	$3,354
Exchange Offers (Note 11)	$—	$18,006
Holdback on sale of excess MSRs	$—	$134
Purchase price payable on loans	$794	$—
Transfer from residential mortgage loans to other assets	$1,857	$1,338

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	September 30, 2022	September 30, 2021
Cash and cash equivalents	$77,638	$101,749
Restricted cash	21,798	27,087
Total cash and cash equivalents and restricted cash	$99,436	$128,836

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2022

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

The Company was incorporated in the state of Maryland on March 1, 2011 and commenced operations in July 2011. The Company conducts its operations to qualify and be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). The Company is externally managed by AG REIT Management, LLC, a Delaware limited liability company (the "Manager"), a wholly-owned subsidiary of Angelo, Gordon & Co., L.P. ("Angelo Gordon"), a privately-held, SEC-registered investment adviser. The Manager has delegated to Angelo Gordon the overall responsibility of its day-to-day duties and obligations arising under the management agreement.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2022
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
September 30, 2022
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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2022

From time to time, the Company acquires newly originated residential mortgage loans from Arc Home. In connection with the sale of loans from Arc Home to the Company, gains or losses recorded by Arc Home are consolidated into AG Arc. In accordance with ASC 323-10, for loans acquired from Arc Home that remain on the Company's consolidated balance sheet at period end, the Company eliminates any profits or losses typically recognized through the "Equity in earnings/(loss) from affiliates" line item on the Company's consolidated statement of operations and adjusts the cost basis of the underlying loans resulting in unrealized gains or losses. During the three and nine months ended September 30, 2022 and 2021, the Company eliminated intra-entity profits recognized by Arc Home and also decreased the cost basis of the underlying loans by the same amount in connection with loan sales to the Company, as detailed below (in thousands).

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Intra-Entity Profits Eliminated	$1,755	$1,580	$5,869	$3,467

Additionally, the Company enters into forward purchase commitments with Arc Home whereby the Company commits to purchase residential mortgage loans from Arc Home at a particular price on a best-efforts basis. See the "Accounting for derivative financial instruments - Forward purchase commitments" policy below and Note 10 for additional detail.

MATH

On August 29, 2017, the Company, alongside private funds managed by Angelo Gordon, formed Mortgage Acquisition Holding I LLC ("MATH") to conduct a residential mortgage investment strategy. The Company has an approximate 44.6% interest in MATH. MATH in turn sponsored the formation of an entity called Mortgage Acquisition Trust I LLC ("MATT") to purchase predominantly Non-QM Loans. MATT made an election to be treated as a real estate investment trust beginning with the 2018 tax year. As of September 30, 2022, MATT primarily holds retained tranches from past securitizations which continue to pay down and the Company does not expect to acquire additional investments within this equity method investment.

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

Investment consolidation

An entity is a variable interest entity ("VIE") if the equity investors (i) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, (ii) are unable to direct the entity’s activities, or (iii) are not exposed to the entity’s losses or entitled to its residual returns. VIEs within the scope of ASC 810-10, "Consolidation," are required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE is determined to be the party that has both the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. This determination can sometimes involve complex and subjective analyses. Further, ASC 810-10 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE. In accordance with ASC 810-10, all transferees, including variable interest entities, must be evaluated for consolidation. If the Company determines that consolidation is not required, it will then assess whether the transfer of the underlying assets would qualify as a sale, should be accounted for as secured financings under GAAP, or should be accounted for as an equity method investment, depending on the circumstances.

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
September 30, 2022
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
September 30, 2022
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

The Company pledges certain loans or securities as collateral under financing arrangements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. The amounts available to be borrowed under repurchase agreements and revolving facilities are dependent upon the fair value of the loans or securities pledged as collateral, which can fluctuate with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance, and real estate industries. If the fair value of pledged assets declines due to changes in market conditions, lenders typically would require the Company to post additional securities as collateral, pay down borrowings, or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls. The fair value of financial instruments pledged as collateral on the Company’s financing arrangements represents the Company’s fair value of such instruments which may differ from the fair value assigned to the collateral by its counterparties. The Company maintains a level of liquidity in order to meet these obligations. If the fair value of pledged assets increases due to changes in market conditions, counterparties may be required to return collateral to the Company in the form of securities or cash or post additional collateral to the Company. Financings pursuant to repurchase agreements and revolving facilities are generally recourse to the Company. As of September 30, 2022 and December 31, 2021, the Company had met all margin call requirements.

Accounting for derivative financial instruments

Derivative contracts

The Company enters into derivative contracts as a means of mitigating interest rate risk rather than to enhance returns. The Company accounts for derivative financial instruments in accordance with ASC 815-10, "Derivatives and Hedging." ASC 815-10 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value with corresponding changes in fair value recognized in the consolidated statement of operations. The Company records derivative asset and liability positions on a gross basis with respect to its counterparties. During the period in which the Company unwinds a derivative, it records a realized gain/(loss) in the "Net realized gain/(loss)" line item in the consolidated statement of operations. As of September 30, 2022 and December 31, 2021, the Company did not have any interest rate derivatives designated as hedges for accounting purposes.

To-be-announced securities

A to-be-announced security ("TBA") is a forward contract for the purchase or sale of Agency RMBS at a predetermined price,

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2022
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

Receivables recognized for the right to reclaim cash initial margin posted in respect of derivative instruments are included in the "Restricted cash" line item in the consolidated balance sheets. The daily exchange of variation margin associated with a CCP instrument is legally characterized as the daily settlement of the derivative instrument itself, as opposed to a pledge of collateral. Accordingly, the Company accounts for the daily receipt or payment of variation margin associated with its centrally cleared derivative instruments as a direct reduction to the carrying value of the derivative asset or liability, respectively. The daily receipt or payment is included as a settlement of the derivative in cash flows from investing activities on the consolidated statement of cash flows. The carrying amount of centrally cleared derivative instruments reflected in the Company’s consolidated balance sheets approximates the unsettled fair value of such instruments. As variation margin is exchanged on a one-day lag, the unsettled fair value of such instruments represents the change in fair value that occurred on the last day of the reporting period.

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
September 30, 2022
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
September 30, 2022
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

Reverse stock split

On July 12, 2021, the Company announced that its Board of Directors approved a one-for-three reverse stock split of the Company's outstanding shares of common stock. The reverse stock split was effected following the close of business on July 22, 2021 (the "Effective Time"). At the Effective Time, every three issued and outstanding shares of the Company’s common stock were combined into one share of the Company’s common stock. No fractional shares were issued in connection with the reverse stock split. Instead, each stockholder holding fractional shares was entitled to receive, in lieu of such fractional shares, cash in an amount determined based on the closing price of the Company's common stock on the date of the Effective Time. The reverse stock split applied to all of the Company's outstanding shares of common stock and did not affect any stockholder’s ownership percentage of shares of the Company's common stock, except for immaterial changes resulting from the payment of cash for fractional shares. All per share amounts and common shares outstanding for all periods presented in the unaudited

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2022
consolidated financial statements have been adjusted on a retroactive basis to reflect the Company's reverse stock split, where applicable. See Note 11 for further details.

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

The Manager has an established cross-functional team that focuses on evaluating exposure to LIBOR and monitoring regulatory updates to assess the potential impact to the portfolios under management from the cessation set to occur in 2023 and has established a LIBOR transition plan to facilitate an orderly transition to alternative reference rates. As of September 30, 2022, the Company is continuing to assess the impact of the LIBOR transition and does not expect the transition or the adoption of ASU 2020-04 to have a material impact on the consolidated financial statements. The Company's primary exposure to LIBOR includes certain financing arrangements, interest rate swaps, and the Series C Preferred Stock. The Company's financing arrangements either have provisions in place that provide for an alternative to LIBOR upon its phase-out or contain maturities of one year or less and therefore would mature prior to the phase out of LIBOR in June 2023. In addition, the Company has begun amending terms of certain financing arrangements, where necessary, to transition or direct the transition to an alternative benchmark. Interest rate swaps will experience an orderly market transition prior to the cessation of LIBOR, although the Company has begun transitioning its interest rate swap portfolio away from LIBOR benchmarks. The Company does not currently intend to amend the Series C Preferred Stock to change the existing LIBOR cessation fallback language.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2022
3. Loans

Residential mortgage loans

The table below details information regarding the Company’s residential mortgage loan portfolio as of September 30, 2022 and December 31, 2021 ($ in thousands). The gross unrealized gains/(losses) in the table below represent inception to date gains/(losses).

	Unpaid Principal Balance			Gross Unrealized			Weighted Average
September 30, 2022		Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years) (1)
Securitized residential mortgage loans, at fair value (2)
Non-Agency Loans	$2,171,845	$60,890	$2,232,735	$—	$(234,729)	$1,998,006	5.01%	4.68%	10.08
Agency-Eligible Loans	1,263,827	(1,641)	1,262,186	—	(120,041)	1,142,145	3.87%	4.07%	9.84
Re- and Non-Performing Loans	335,199	(39,602)	295,597	2,053	(18,393)	279,257	3.90%	7.14%	5.02
Total Securitized residential mortgage loans, at fair value	$3,770,871	$19,647	$3,790,518	$2,053	$(373,163)	$3,419,408	4.53%	4.68%	9.55

Residential mortgage loans, at fair value
Non-Agency Loans	$744,611	$(7,031)	$737,580	$3,748	$(54,860)	$686,468	5.37%	5.37%	6.56
Agency-Eligible Loans	96,643	554	97,197	—	(3,789)	93,408	5.89%	5.70%	5.49
Re- and Non-Performing Loans	3,883	(2,035)	1,848	2,047	—	3,895	N/A	63.09%	1.83
Total Residential mortgage loans, at fair value	$845,137	$(8,512)	$836,625	$5,795	$(58,649)	$783,771	5.43%	5.69%	6.42

Total as of September 30, 2022	$4,616,008	$11,135	$4,627,143	$7,848	$(431,812)	$4,203,179	4.70%	4.87%	8.98

	Unpaid Principal Balance			Gross Unrealized			Weighted Average
December 31, 2021		Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years) (1)
Securitized residential mortgage loans, at fair value (2)
Non-Agency Loans	$777,828	$30,739	$808,567	$5,821	$(1,005)	$813,383	5.13%	3.96%	4.50
Re- and Non-Performing Loans	377,923	(44,971)	332,952	14,914	(3,115)	344,751	3.55%	5.90%	7.17
Total Securitized residential mortgage loans, at fair value	$1,155,751	$(14,232)	$1,141,519	$20,735	$(4,120)	$1,158,134	4.61%	4.53%	5.37

Residential mortgage loans, at fair value
Non-Agency Loans	$987,290	$35,647	$1,022,937	$9,336	$(1,458)	$1,030,815	4.75%	3.76%	5.01
Agency-Eligible Loans	429,424	10,039	439,463	1,723	(349)	440,837	3.64%	3.19%	6.84
Re- and Non-Performing Loans	6,528	(3,536)	2,992	2,328	—	5,320	N/A	31.18%	2.24
Total Residential mortgage loans, at fair value	$1,423,242	$42,150	$1,465,392	$13,387	$(1,807)	$1,476,972	4.41%	3.69%	5.55

Total as of December 31, 2021	$2,578,993	$27,918	$2,606,911	$34,122	$(5,927)	$2,635,106	4.50%	4.06%	5.47
(1)This is based on projected life. Typically, actual maturities are shorter than stated contractual maturities. Maturities are affected by the lives of the underlying mortgage loans, periodic payments of principal, and prepayments of principal.
(2)Refer to the "Variable interest entities" section below for additional details related to the assets and liabilities of VIEs consolidated on the Company's consolidated balance sheets.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2022
The following tables present information regarding credit quality of the Company's residential mortgage loans ($ in thousands).

	Unpaid Principal Balance		Weighted Average (1)(2)		Aging by Unpaid Principal Balance (1)(3)
September 30, 2022		Loan Count (1)	Original LTV Ratio	Current FICO (4)	Current	30-59 Days	60-89 Days	90+ Days
Securitized residential mortgage loans
Non-Agency Loans	$2,171,845	4,380	69.35%	731	$2,133,670	$26,433	$4,419	$7,323
Agency-Eligible Loans	1,263,827	3,876	66.28%	760	1,253,858	9,969	—	—
Re- and Non-Performing Loans	335,199	2,298	79.62%	640	237,314	30,534	10,973	56,378
Total Securitized residential mortgage loans	3,770,871	10,554	69.23%	732	3,624,842	66,936	15,392	63,701
Residential mortgage loans
Non-Agency Loans	744,611	1,245	68.91%	736	729,120	3,872	4,690	6,929
Agency-Eligible Loans	96,643	293	70.28%	762	96,292	—	351	—
Re- and Non-Performing Loans (1)	3,883	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Total Residential mortgage loans	845,137	1,538	69.06%	739	825,412	3,872	5,041	6,929
Total as of September 30, 2022	$4,616,008	12,092	69.20%	734	$4,450,254	$70,808	$20,433	$70,630

	Unpaid Principal Balance		Weighted Average (1)(2)		Aging by Unpaid Principal Balance (1)(3)
December 31, 2021		Loan Count (1)	Original LTV Ratio	Current FICO (4)	Current	30-59 Days	60-89 Days	90+ Days
Securitized residential mortgage loans
Non-Agency Loans	$777,828	1,562	68.03%	733	$767,734	$6,495	$1,036	$2,563
Re- and Non-Performing Loans	377,923	2,540	79.20%	639	256,094	35,974	12,324	73,531
Total Securitized residential mortgage loans	1,155,751	4,102	71.68%	697	1,023,828	42,469	13,360	76,094
Residential mortgage loans
Non-Agency Loans	987,290	1,886	69.39%	737	967,910	9,101	1,630	8,649
Agency-Eligible Loans	429,424	1,339	65.44%	754	425,594	3,830	—	—
Re- and Non-Performing Loans (1)	6,528	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Total Residential mortgage loans	1,423,242	3,225	68.19%	742	1,393,504	12,931	1,630	8,649
Total as of December 31, 2021	$2,578,993	7,327	69.76%	723	$2,417,332	$55,400	$14,990	$84,743
(1)Loan count, weighted average, and aging data excludes the Re- and Non-Performing Loans subcategory of Residential mortgage loans above as there may be limited data available regarding the underlying collateral of these residual positions.
(2)Amounts are weighted based on unpaid principal balance.
(3)As of September 30, 2022, the Company had residential mortgage loans that were 90+ days delinquent and loans in the process of foreclosure with a fair value of $23.2 million and $39.0 million, respectively. As of December 31, 2021, the Company had residential mortgage loans that were 90+ days delinquent and loans in the process of foreclosure with a fair value of $47.4 million and $29.0 million, respectively.
(4)Weighted average current FICO excludes borrowers where FICO scores were not available.

During the three and nine months ended September 30, 2022, the Company purchased Non-Agency Loans and Agency-Eligible Loans, as detailed below (in thousands). A portion of these loans were purchased from Arc Home. See Note 10 for more detail.

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Non-Agency Loans	$515,592	$510,328	$1,441,292	$1,450,892
Agency-Eligible Loans	386,003	381,256	993,126	986,734
Total	$901,595	$891,584	$2,434,418	$2,437,626

The Company did not sell any residential mortgage loans during the three and nine months ended September 30, 2022 or the three months ended September 30, 2021. For the nine months ended September 30, 2021, the Company sold residential mortgage loans as detailed below ($ in thousands).

	Number of Loans	Proceeds	Realized Gains	Realized Losses
Nine months ended September 30, 2021 (1)	368	$47,219	$8,166	$(350)
(1) Includes $1.6 million of proceeds on one residual position where the Company previously consolidated the securitization.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2022

The Company’s residential mortgage loan portfolio consisted of mortgage loans on residential real estate located throughout the United States. The following is a summary of the geographic concentration of credit risk as of September 30, 2022 and December 31, 2021 and includes states where the exposure is greater than 5% of the fair value the Company's residential mortgage loan portfolio.

Geographic Concentration of Credit Risk (1)	September 30, 2022	December 31, 2021
California	33%	35%
New York	16%	15%
Florida	10%	11%
New Jersey	6%	6%
(1)Excludes the Re- and Non-Performing Loans subcategory of Residential mortgage loans above as there may be limited data available regarding the underlying collateral of these residual positions.

The following is a summary of the changes in the accretable portion of the discount for the Company’s securitized re-performing and non-performing loan portfolios for the three and nine months ended September 30, 2022 and 2021, which is determined by the Company’s estimate of undiscounted principal expected to be collected in excess of the amortized cost of the mortgage loan (in thousands).

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Beginning Balance	$43,901	$51,672	$46,521	$56,907
Accretion	(1,587)	(1,318)	(5,012)	(3,669)
Reclassifications from/(to) non-accretable difference	1,579	(3,548)	2,384	(871)
Disposals	(141)	(42)	(141)	(5,603)
Ending Balance	$43,752	$46,764	$43,752	$46,764

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2022
Variable interest entities

The following table details certain information related to the assets and liabilities of the Residential Mortgage Loan VIEs as of September 30, 2022 and December 31, 2021 ($ in thousands).

	September 30, 2022			December 31, 2021
	Carrying Value	Weighted Average		Carrying Value	Weighted Average
		Yield	Life (Years) (1)		Yield	Life (Years) (1)
Assets
Non-Agency VIEs	$1,998,006	4.68%	10.08	$813,383	3.96%	4.50
Agency-Eligible VIEs	1,142,145	4.07%	9.84	—	—%	—
RPL/NPL VIEs	279,257	7.14%	5.02	344,751	5.90%	7.17
Securitized residential mortgage loans, at fair value	$3,419,408	4.68%	9.55	$1,158,134	4.53%	5.37
Restricted cash	1,236			1,467
Other assets	15,873			6,457
Total Assets	$3,436,517			$1,166,058

Liabilities
Non-Agency VIEs	$1,786,806	3.72%	6.35	$746,970	1.63%	2.36
Agency-Eligible VIEs	1,047,059	3.91%	9.29	—	—%	—
RPL/NPL VIEs	191,263	3.09%	2.21	252,245	3.06%	3.75
Securitized debt, at fair value (2)	$3,025,128	3.75%	7.20	$999,215	2.00%	2.71
Other liabilities	9,586			1,482
Total Liabilities	$3,034,714			$1,000,697

Total Equity (3)	$401,803			$165,361
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
(3)As of September 30, 2022 and December 31, 2021, the Company had outstanding financing arrangements of $211.5 million and $71.3 million, respectively, collateralized by certain of the Company's retained interests in the Residential Mortgage Loan VIEs. See Note 6 for more detail regarding the Company's financing arrangements.

Commercial loans

As of September 30, 2022 and December 31, 2021, the Company did not hold any commercial loans.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2022
4. Real Estate Securities

The following tables detail the Company’s real estate securities portfolio as of September 30, 2022 and December 31, 2021 ($ in thousands). The gross unrealized gains/(losses) in the tables below represent inception to date unrealized gains/(losses).

	Current Face	Premium / (Discount)	Amortized Cost	Gross Unrealized			Weighted Average
September 30, 2022				Gains	Losses	Fair Value	Coupon (1)	Yield
Non-Agency RMBS
Agency-Eligible Securities	$16,897	$(6,762)	$10,135	$169	$(110)	$10,194	2.99%	8.50%
Non-Agency Securities (2)	14,894	(210)	14,684	—	(4,486)	10,198	4.35%	4.58%
Non-Agency RMBS Interest Only (2)	111,990	(109,080)	2,910	2,011	—	4,921	0.38%	33.04%
Total Non-Agency RMBS	143,781	(116,052)	27,729	2,180	(4,596)	25,313	1.55%	11.69%

Agency RMBS
Interest Only	130,457	(110,124)	20,333	29	(819)	19,543	2.97%	7.48%

Total as of September 30, 2022	$274,238	$(226,176)	$48,062	$2,209	$(5,415)	$44,856	2.40%	9.86%

	Current Face	Premium / (Discount)	Amortized Cost	Gross Unrealized			Weighted Average
December 31, 2021				Gains	Losses	Fair Value	Coupon (1)	Yield
Non-Agency RMBS
Non-Agency Securities (2)	$14,894	$(236)	$14,658	$—	$(58)	$14,600	4.36%	4.74%
Non-Agency RMBS Interest Only (2)	160,154	(156,647)	3,507	—	(112)	3,395	0.38%	10.12%
Re/Non-Performing Securities	696	(24)	672	90	—	762	5.25%	29.69%
Total Non-Agency RMBS	175,744	(156,907)	18,837	90	(170)	18,757	1.02%	6.73%

Agency RMBS
30 Year Fixed Rate	490,435	11,927	502,362	—	(6,649)	495,713	2.18%	1.78%

Total as of December 31, 2021	$666,179	$(144,980)	$521,199	$90	$(6,819)	$514,470	1.99%	1.96%
(1)Equity residual investments with a zero coupon rate are excluded from this calculation.
(2)Comprised of Non-QM securities and Non-QM interest-only bonds.

The following tables summarize the Company's real estate securities according to their projected weighted average life classifications as of September 30, 2022 and December 31, 2021 ($ in thousands).

	Non-Agency RMBS			Agency RMBS
September 30, 2022 Weighted Average Life (1)	Fair Value	Amortized Cost	Weighted Average Coupon (2)	Fair Value	Amortized Cost	Weighted Average Coupon
Greater than one year and less than or equal to five years	$4,921	$2,910	0.38%	$—	$—	—%
Greater than five years and less than or equal to ten years	—	—	—%	19,543	20,333	2.97%
Greater than ten years	20,392	24,819	3.62%	—	—	—%
Total as of September 30, 2022	$25,313	$27,729	1.55%	$19,543	$20,333	2.97%

	Non-Agency RMBS			Agency RMBS
December 31, 2021 Weighted Average Life (1)	Fair Value	Amortized Cost	Weighted Average Coupon (2)	Fair Value	Amortized Cost	Weighted Average Coupon
Less than or equal to 1 year	$543	$511	5.25%	$—	$—	—%
Greater than one year and less than or equal to five years	18,214	18,326	1.00%	—	—	—%
Greater than five years and less than or equal to ten years	—	—	—%	474,104	480,204	2.19%
Greater than ten years	—	—	—%	21,609	22,158	2.00%
Total as of December 31, 2021	$18,757	$18,837	1.02%	$495,713	$502,362	2.18%
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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2022
During the three and nine months ended September 30, 2022 and 2021, the Company sold real estate securities, as summarized below ($ in thousands).

	Three Months Ended				Nine Months Ended
	Number of Securities	Proceeds	Realized Gains	Realized Losses	Number of Securities	Proceeds	Realized Gains	Realized Losses
September 30, 2022	2	$13,017	$168	—	18	$526,258	$736	$(35,240)
September 30, 2021	4	202,819	—	(4,795)	73	760,689	12,355	(22,032)

5. Fair value measurements

The following tables present the Company’s financial instruments measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 (in thousands).

	Fair Value at September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Securitized residential mortgage loans	$—	$—	$3,419,408	$3,419,408
Residential mortgage loans	—	814	782,957	783,771
Non-Agency RMBS (1)	—	10,194	10,198	20,392
Non-Agency RMBS Interest Only	—	—	4,921	4,921
Agency Interest Only	—	19,543	—	19,543
Derivative assets (2)	—	38,413	340	38,753
AG Arc (3)	—	—	46,588	46,588
Total Assets Measured at Fair Value	$—	$68,964	$4,264,412	$4,333,376

Liabilities:
Securitized debt	$—	$—	$(3,025,128)	$(3,025,128)
Derivative liabilities	—	—	(1,543)	(1,543)
Total Liabilities Measured at Fair Value	$—	$—	$(3,026,671)	$(3,026,671)

	Fair value at December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Securitized residential mortgage loans	$—	$—	$1,158,134	$1,158,134
Residential mortgage loans	—	915	1,476,057	1,476,972
Non-Agency RMBS (1)	—	—	15,362	15,362
Non-Agency RMBS Interest Only	—	—	3,395	3,395
30 Year Fixed Rate Agency RMBS	—	495,713	—	495,713
Derivative assets (2)	—	19,781	—	19,781
AG Arc (3)	—	—	53,435	53,435
Total Assets Measured at Fair Value	$—	$516,409	$2,706,383	$3,222,792

Liabilities:
Securitized debt	$—	$—	$(999,215)	$(999,215)
Derivative liabilities (2)	—	(897)	(79)	(976)
Total Liabilities Measured at Fair Value	$—	$(897)	$(999,294)	$(1,000,191)
(1)Non-Agency RMBS is comprised of Non-Agency, Agency-Eligible, and Re/Non-Performing Securities.
(2)As of September 30, 2022, the Company applied a reduction in fair value of $38.3 million to its interest rate swap assets related to variation margin with a corresponding increase in restricted cash, net of collateral posted by the Company's derivative counterparties. As of December 31, 2021, the Company applied a reduction in fair value of $19.6 million and $0.9 million to its interest rate swap assets and liabilities, respectively, related to variation margin with a corresponding increase or decrease in

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2022
restricted cash, respectively. Derivative assets and liabilities are included in the "Other assets" and "Other liabilities" line items on the consolidated balance sheets, respectively. Refer to Note 2 and Note 7 for more information on the Company's accounting policies with regard to derivatives.
(3)Refer to Note 2 for more information on the Company's accounting policies with regard to AG Arc. The table above includes the Company's investment in AG Arc, which is included in its "Investments in debt and equity of affiliates" line item on the consolidated balance sheets, as the Company has chosen to elect the fair value option with respect to its investment pursuant to ASC 825.

The valuation of the Company’s residential mortgage loans, securitized debt relating to the Residential Mortgage Loan VIEs, certain securities, and forward purchase commitments is determined by the Manager using third-party pricing services where available, valuation analyses from third-party pricing service providers, or model-based pricing. Third-party pricing service providers conduct independent valuation analyses based on a review of source documents, available market data, and comparable investments. The analyses provided by valuation service providers are reviewed and considered by the Manager. The evaluation considers the underlying characteristics of each loan, which are observable inputs, including: coupon, maturity date, loan age, reset date, collateral type, periodic and life cap, geography, and prepayment speeds. The Company also considers loan servicing data, as available, forward interest rates, general economic conditions, home price index forecasts, and valuations of the underlying properties. The variables considered most significant to the determination of the fair value of the Company's residential mortgage loans, securitized debt, and forward purchase commitments include market-implied discount rates, projections of default rates, delinquency rates, prepayment rates, loss severity, recovery rates, reperformance rates, timeline to liquidation, and, for forward purchase commitments, pull-through rates. The Company and third-party pricing service providers use loan level data and macro-economic inputs to generate loss adjusted cash flows and other information in determining the fair value. Because of the inherent uncertainty of such valuation, the fair value established for mortgage loans, securitized debt, and forward purchase commitments held by the Company may differ from the fair value that would have been established if a ready market existed for these mortgage loans.

Fair values for the Company’s securities and derivatives may be based upon prices obtained from third-party pricing services or broker quotations. The valuation methodology of the Company’s third-party pricing services incorporates commonly used market pricing methods, including a spread measurement to various indices, which are observable inputs. The evaluation also considers the underlying characteristics of each investment, which are also observable inputs, including: coupon, maturity date, loan age, reset date, collateral type, periodic and life cap, geography, and prepayment speeds. The Company collects and considers current market intelligence on all major markets, including benchmark security evaluations and bid-lists from various sources, when available. As part of the Company’s risk management process, the Company reviews and analyzes all prices obtained by comparing prices to recently completed transactions involving the same or similar investments on or near the reporting date. If, in the opinion of the Manager, one or more prices reported to the Company are not reliable or unavailable, the Manager reviews the fair value based on characteristics of the investment it receives from the issuer and available market information.

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

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the three and nine months ended September 30, 2022 and 2021.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2022
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

Three Months Ended September 30, 2022 (in thousands)
	Residential Mortgage Loans (1)	Non-Agency RMBS	Non-Agency RMBS Interest Only	Derivative assets	AG Arc	Securitized debt	Derivative liabilities
Beginning balance	$3,569,557	$11,265	$4,314	$2,211	$50,170	$(2,467,766)	$(7,058)
Purchases	883,256	—	—	—	—	—	—
Issuances of Securitized Debt	—	—	—	—	—	(763,294)	—
Capital distributions	—	—	—	—	(1,070)	—	—
Proceeds from settlement	(95,895)	(43)	—	(1,792)	—	82,826	6,709
Total net gains/(losses) (2)
Included in net income	(154,553)	(1,024)	607	(79)	(2,512)	123,106	(1,194)
Ending Balance	$4,202,365	$10,198	$4,921	$340	$46,588	$(3,025,128)	$(1,543)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of September 30, 2022 (3)	$(153,687)	$(1,019)	$607	$340	$(2,512)	$123,106	$(1,543)
(1) Includes Securitized residential mortgage loans.
(2) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Net unrealized gain/(loss)	$(28,345)
Net realized gain/(loss)	(4,792)
Equity in earnings/(loss) from affiliates	(2,512)
Total	$(35,649)
(3) Unrealized gains/(losses) are recorded in the following line items in the consolidated statement of operations:
Net unrealized gain/(loss)	$(32,082)
Equity in earnings/(loss) from affiliates	(2,512)
Total	$(34,594)

Three Months Ended September 30, 2021 (in thousands)
	Residential Mortgage Loans (1)	Non-Agency RMBS	Commercial Loans	Excess Mortgage Servicing Rights	Derivative Assets	AG Arc	Securitized debt	Derivative Liabilities
Beginning balance	$1,028,378	$1,183	$62,279	$2,608	$—	$50,862	$(482,533)	$—
Purchases/Transfers	608,771	—	—	—	—	—	—	—
Issuances of Securitized Debt	—	—	—	—	—	—	(260,086)	—
Capital distributions	—	—	—	—	—	(893)	—	—
Proceeds from sales of assets	—	—	—	(2,364)	—	—	—	—
Proceeds from settlement	(42,095)	(396)	(70,195)	—	—	—	34,407	—
Total net gains/(losses) (2)
Included in net income	11,137	(27)	7,916	(174)	841	1,980	(209)	(46)
Ending Balance	$1,606,191	$760	$—	$70	$841	$51,949	$(708,421)	$(46)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of September 30, 2021 (3)	$10,880	$(27)	$—	$523	$841	$1,980	$(209)	$(46)
(1) Includes Securitized residential mortgage loans.
(2) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2022

Net unrealized gain/(loss)	$20,389
Net realized gain/(loss)	(951)
Equity in earnings/(loss) from affiliates	1,980
Total	$21,418
(3) Unrealized gains/(losses) are recorded in the following line items in the consolidated statement of operations:
Net unrealized gain/(loss)	$11,962
Equity in earnings/(loss) from affiliates	1,980
Total	$13,942

Nine Months Ended September 30, 2022 (in thousands)
	Residential Mortgage Loans (1)	Non-Agency RMBS	Non-Agency RMBS Interest Only	Derivative assets	AG Arc	Securitized debt	Derivative liabilities
Beginning balance	$2,634,191	$15,362	$3,395	$—	$53,435	$(999,215)	$(79)
Purchases	2,416,221	—	—	—	—	—	—
Issuances of Securitized Debt	—	—	—	—	—	(2,650,616)	—
Capital distributions	—	—	—	—	(1,070)	—	—
Proceeds from settlement	(393,170)	(664)	—	(2,208)	—	320,502	14,514
Total net gains/(losses) (2)
Included in net income	(454,877)	(4,500)	1,526	2,548	(5,777)	304,201	(15,978)
Ending Balance	$4,202,365	$10,198	$4,921	$340	$46,588	$(3,025,128)	$(1,543)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of September 30, 2022 (3)	$(455,293)	$(4,401)	$1,526	$340	$(5,777)	$304,201	$(1,543)
(1) Includes Securitized residential mortgage loans.
(2) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Net unrealized gain/(loss)	$(154,843)
Net realized gain/(loss)	(12,237)
Equity in earnings/(loss) from affiliates	(5,777)
Total	$(172,857)
(3) Unrealized gains/(losses) are recorded in the following line items in the consolidated statement of operations:
Net unrealized gain/(loss)	$(155,170)
Equity in earnings/(loss) from affiliates	(5,777)
Total	$(160,947)

Nine Months Ended September 30, 2021 (in thousands)
	Residential Mortgage Loans (1)	Non-Agency RMBS	Commercial Loans	Excess Mortgage Servicing Rights	Derivative assets	AG Arc	Securitized debt	Derivative liabilities
Beginning balance	$433,307	$3,100	$125,508	$3,158	$—	$45,341	$(355,159)	$—
Transfers (2):
Transfers out of level 3	—	(1,499)	—	—	—	—	—	—
Purchases	1,261,568	—	5,100	—	—	—	—	—
Issuances of Securitized Debt	—	—	—	—	—	—	(463,478)	—
Capital distributions	—	—	—	—	—	(893)	—	—
Proceeds from sales of assets	(45,615)	—	(74,342)	(2,364)	—	—	—	—
Proceeds from settlement	(75,746)	(897)	(70,232)	—	—	—	113,338	—
Total net gains/(losses) (3)
Included in net income	32,677	56	13,966	(724)	841	7,501	(3,122)	(46)
Ending Balance	$1,606,191	$760	$—	$70	$841	$51,949	$(708,421)	$(46)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of September 30, 2021 (4)	$25,481	$56	$—	$(27)	$841	$7,501	$(3,122)	$(46)
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
(3) Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2022

Net unrealized gain/(loss)	$40,472
Net realized gain/(loss)	3,176
Equity in earnings/(loss) from affiliates	7,501
Total	$51,149
(4) Unrealized gains/(losses) are recorded in the following line items in the consolidated statement of operations:
Net unrealized gain/(loss)	$23,183
Equity in earnings/(loss) from affiliates	7,501
Total	$30,684

The following tables present a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of investments for which the Company has utilized Level 3 inputs to determine fair value.

Asset Class	Fair Value at September 30, 2022 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
			Yield	4.75% - 6.66% (5.89%)
Securitized residential mortgage loans	$3,419,408	Discounted Cash Flow	Projected Collateral Prepayments	5.31% - 16.78% (6.76%)
			Projected Collateral Losses	0.03% - 1.38% (0.19%)
			Projected Collateral Severities	-1.63% - 20.00% (14.88%)
			Yield	6.19% - 7.88% (6.82%)
Residential mortgage loans	$779,876	Discounted Cash Flow	Projected Collateral Prepayments	2.79% - 26.25% (14.89%)
			Projected Collateral Losses	0.00% - 17.33% (0.28%)
			Projected Collateral Severities	-14.20% - 10.00% (9.77%)
	$3,081	Consensus Pricing	Offered Quotes	93.98 - 109.03 (102.53)
			Yield	6.45% - 11.85% (8.92%)
Non-Agency RMBS	$10,198	Discounted Cash Flow	Projected Collateral Prepayments	8.55% - 8.55% (8.55%)
			Projected Collateral Losses	0.19% - 0.19% (0.19%)
			Projected Collateral Severities	10.00% - 10.00% (10.00%)
			Yield	10.00% - 14.00% (13.32%)
Non-Agency RMBS Interest Only	$4,921	Discounted Cash Flow	Projected Collateral Prepayments	8.55% - 8.55% (8.55%)
			Projected Collateral Losses	0.19% - 0.19% (0.19%)
			Projected Collateral Severities	10.00% - 10.00% (10.00%)
			Yield	6.55% - 8.53% (7.25%)
Derivative assets	$340	Discounted Cash Flow	Projected Collateral Prepayments	10.83% - 34.73% (23.47%)
			Projected Collateral Losses	0.01% - 1.66% (0.49%)
			Projected Collateral Severities	10.00% - 10.00% (10.00%)
			Pull Through Percentages	45.00% - 100.00% (73.63%)
AG Arc	$46,588	Comparable Multiple	Book Value Multiple	0.94x - 0.94x (0.94x)

Liability Class	Fair Value at September 30, 2022 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
			Yield	4.86% - 15.00% (5.59%)
Securitized debt	$(3,025,128)	Discounted Cash Flow	Projected Collateral Prepayments	5.31% - 16.78% (6.67%)
			Projected Collateral Losses	0.03% - 6.97% (1.00%)
			Projected Collateral Severities	-1.63% - 20.00% (15.26%)
			Yield	6.46% - 7.54% (6.86%)
Derivative liabilities	$(1,543)	Discounted Cash Flow	Projected Collateral Prepayments	9.04% - 31.75% (21.86%)
			Projected Collateral Losses	0.00% - 1.02% (0.13%)
			Projected Collateral Severities	10.00% - 10.00% (10.00%)
			Pull Through Percentages	45.00% - 100.00% (89.70%)
(1)Amounts are weighted based on fair value.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2022

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2022
6. Financing arrangements

The following table presents a summary of the Company's financing arrangements as of September 30, 2022 and December 31, 2021 ($ in thousands).

	September 30, 2022						December 31, 2021
			Weighted Average		Collateral (1)(2)
Repurchase Agreements	Carrying Value	Stated Maturity	Funding Cost	Life (Years)	Amortized Cost Basis	Fair Value	Carrying Value
Securitized residential mortgage loans (3)	$211,483	Oct 2022 to Dec 2022	4.57%	0.08	$419,389	$371,094	$71,308
Residential mortgage loans (4)(5)	693,835	Oct 2022 to Sept 2023	4.83%	0.60	834,777	779,876	1,286,287
Non-Agency RMBS	15,891	Oct 2022	4.40%	0.05	27,729	25,313	10,213
Agency RMBS	14,556	Oct 2022	3.41%	0.02	18,247	17,428	409,935
Total Financing Arrangements	$935,765		4.74%	0.46	$1,300,142	$1,193,711	$1,777,743
(1)The Company also had $1.4 million and $5.0 million of cash pledged under repurchase agreements as of September 30, 2022 and December 31, 2021, respectively.
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
(5)The funding cost includes deferred financing costs. The weighted average stated rate on the Residential mortgage loans repurchase agreements was 4.82% as of September 30, 2022.

The following table presents contractual maturity information about the Company's borrowings under financing arrangements as of September 30, 2022 ($ in thousands).

Repurchase Agreements	Within 30 Days	Over 30 Days to 3 Months	Over 3 Months to 12 Months	Total
Securitized residential mortgage loans	$162,232	$49,251	$—	$211,483
Residential mortgage loans	993	—	692,842	693,835
Non-Agency RMBS	15,891	—	—	15,891
Agency RMBS	14,556	—	—	14,556
Total Financing Arrangements	$193,672	$49,251	$692,842	$935,765

Counterparties

The Company had outstanding financing arrangements with six and five counterparties as of September 30, 2022 and December 31, 2021, respectively.

The following table presents information as of September 30, 2022 and December 31, 2021 with respect to each counterparty that provides the Company with financing for which the Company had greater than 5% of its stockholders’ equity at risk, excluding stockholders’ equity at risk under financing through affiliated entities ($ in thousands).

	September 30, 2022			December 31, 2021
Counterparty	Stockholders' Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity	Stockholders' Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity
Credit Suisse AG, Cayman Islands Branch	$131,523	127	28.3%	$129,526	101	22.7%
Barclays Capital Inc.	67,514	86	14.5%	89,230	23	15.6%
BofA Securities, Inc.	35,718	191	7.7%	33,153	317	5.8%
JP Morgan Securities, LLC	26,989	291	5.8%	(1)	(1)	(1)
(1)As of December 31, 2021, the Company had less than 1% of its equity at risk under financing arrangements with JP Morgan Securities, LLC.

Financial Covenants

The Company’s financing arrangements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each financing arrangement, typical supplemental terms include requirements of minimum equity and liquidity, leverage ratios, and performance triggers. In

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2022
addition, some of the financing arrangements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that the Company fails to comply with the covenants contained in these financing arrangements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the associated agreement. Financings pursuant to repurchase agreements and revolving facilities are generally recourse to the Company. As of September 30, 2022, the Company is in compliance with all of its financial covenants.

7. Other assets and liabilities

The following table details certain information related to the Company's "Other assets" and "Other liabilities" line items on its consolidated balance sheet as of September 30, 2022 and December 31, 2021 (in thousands).

	September 30, 2022	December 31, 2021
Other assets
Interest receivable	$21,079	$14,263
Derivative assets, at fair value	472	231
Other assets	3,118	4,519
Due from broker	563	1,887
Total Other assets	$25,232	$20,900

Other liabilities
Due to affiliates (1)	$4,732	$4,106
Interest payable	11,363	2,925
Derivative liabilities, at fair value	1,543	92
Purchase price payable on loans (2)	794	87
Accrued expenses	3,365	2,169
Due to broker	92	990
Total Other liabilities	$21,889	$10,369
(1)Refer to Note 10 for more information.
(2)Represents the portion of the purchase price on certain Non-Agency and Agency-Eligible Loans that had not yet settled as of September 30, 2022 and December 31, 2021.

Derivatives

The following table presents the fair value of the Company's derivatives and other instruments and their balance sheet location as of September 30, 2022 and December 31, 2021 (in thousands).

Derivatives and Other Instruments (1)	Balance Sheet Location	September 30, 2022	December 31, 2021
Pay Fix/Receive Float Interest Rate Swap Agreements (2)	Other assets	$132	$231
Short TBAs	Other liabilities	—	(13)
Forward Purchase Commitments	Other assets	340	—
Forward Purchase Commitments	Other liabilities	(1,543)	(79)
(1)As of September 30, 2022 and December 31, 2021, all derivatives held by the Company are not designated as hedges for accounting purposes.
(2)As of September 30, 2022, the Company applied a reduction in fair value of $38.3 million to its interest rate swap assets related to variation margin with a corresponding increase in restricted cash, net of collateral posted by the Company's derivative counterparties. As of December 31, 2021, the Company applied a reduction in fair value of $19.6 million and $0.9 million to its interest rate swap assets and liabilities, respectively, related to variation margin with a corresponding increase or decrease in restricted cash, respectively.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2022
The following table summarizes information related to derivatives and other instruments (in thousands).

Notional amount of non-hedge derivatives and other instruments:	Notional Currency	September 30, 2022	December 31, 2021
Pay Fix/Receive Float Interest Rate Swap Agreements (1)	USD	$684,000	$888,500
Short TBAs	USD	—	385,963
Forward Purchase Commitments	USD	118,743	25,292
(1)As of September 30, 2022, the Company's pay fix/receive float interest rate swaps had a weighted average pay-fixed rate of 2.65%, a weighted average receive-variable rate of 2.98%, and a weighted average years to maturity of 4.76 years. As of December 31, 2021, the Company's pay fix/receive float interest rate swaps had a weighted average pay-fixed rate of 0.85%, a weighted average receive-variable rate of 0.15%, and a weighted average years to maturity of 5.51 years.

Derivative and other instruments eligible for offset are presented gross on the consolidated balance sheets as of September 30, 2022 and December 31, 2021, if applicable. The Company has not offset or netted any derivatives or other instruments with any financial instruments or cash collateral posted or received.

The Company must post cash or securities as collateral on its derivative instruments when their fair value declines. This typically occurs when prevailing market rates change adversely, with the severity of the change also dependent on the term of the derivatives involved. The posting of collateral is generally bilateral, meaning that if the fair value of the Company’s derivatives increases, its counterparty will post collateral to it. As of September 30, 2022, the Company's restricted cash balance included $19.2 million of collateral related to certain derivatives, of which $0.4 million represents cash collateral posted by the Company and $18.8 million represents amounts related to variation margin. As of December 31, 2021, the Company's restricted cash balance included $25.7 million of collateral related to certain derivatives, of which $7.0 million represents cash collateral posted by the Company and $18.7 million represents amounts related to variation margin.

The following table summarizes gains/(losses) related to derivatives and other instruments (in thousands).

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Included within Net unrealized gain/(loss)
Interest Rate Swaps	$(28,344)	$10	$19,780	$12,565
Long TBAs	2,959	—	—	—
Short TBAs	—	1,290	13	1,357
Forward Purchase Commitments	3,644	795	(1,124)	795
British Pound Futures	—	—	—	64
	(21,741)	2,095	18,669	14,781

Included within Net realized gain/(loss)
Interest Rate Swaps	58,165	1,657	103,381	2,554
Long TBAs	(3,154)	—	(10,789)	—
Short TBAs	—	(1,087)	13,578	(1,087)
Forward Purchase Commitments	(4,917)	—	(12,306)	—
British Pound Futures	—	—	—	(165)
	50,094	570	93,864	1,302
Total income/(loss)	$28,353	$2,665	$112,533	$16,083

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2022
TBAs

The following table presents information about the Company’s TBAs for the three and nine months ended September 30, 2022 and 2021 (in thousands).

		Three Months Ended
		Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Notional Amount	Fair Value as of Period End	Receivable/(Payable) from/to Broker	Derivative Asset
September 30, 2022	Long TBAs	$400,000	$—	$(400,000)	$—	$—	$—	$—
September 30, 2021	Short TBAs	(130,000)	338,000	(515,500)	307,500	(316,937)	318,295	1,358

		Nine Months Ended
		Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Notional Amount	Fair Value as of Period End	Receivable/(Payable) from/to Broker	Derivative Asset
September 30, 2022	Long TBAs	$—	$1,650,000	$(1,650,000)	$—	$—	$—	$—
September 30, 2022	Short TBAs	(385,963)	1,320,852	(934,889)	—	—	—	—
September 30, 2021	Short TBAs	—	338,000	(645,500)	(307,500)	(316,937)	318,295	1,358

8. Earnings per share

Following the close of business on July 22, 2021, the Company effected a one-for-three reverse stock split of its outstanding shares of common stock. All per share amounts and common shares outstanding for all applicable periods presented in the unaudited consolidated financial statements have been adjusted on a retroactive basis to reflect the Company’s one-for-three reverse stock split. Refer to Note 2 and Note 11 for additional information.

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share for the three and nine months ended September 30, 2022 and 2021 (in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Numerator:
Net Income/(Loss)	$(2,869)	$34,579	$(64,794)	$93,321
Gain on Exchange Offers, net (Note 11)	—	—	—	472
Dividends on preferred stock	(4,586)	(4,586)	(13,758)	(14,199)
Net income/(loss) available to common stockholders	$(7,455)	$29,993	$(78,552)	$79,594

Denominator:
Basic weighted average common shares outstanding	22,394	16,077	23,250	15,270
Diluted weighted average common shares outstanding	22,394	16,077	23,250	15,270

Earnings/(Loss) Per Share of Common Stock
Basic	$(0.33)	$1.87	$(3.38)	$5.21
Diluted	$(0.33)	$1.87	$(3.38)	$5.21

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2022
Dividends

The following tables detail the Company's common stock dividends declared during the nine months ended September 30, 2022 and 2021.

2022
Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
3/18/2022	3/31/2022	4/29/2022	$0.21
6/15/2022	6/30/2022	7/29/2022	0.21
9/15/2022	9/30/2022	10/31/2022	0.21
Total			$0.63

2021
Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
3/22/2021	4/1/2021	4/30/2021	$0.18
6/15/2021	6/30/2021	7/30/2021	0.21
9/15/2021	9/30/2021	10/29/2021	0.21
Total			$0.60

The following tables detail the Company's preferred stock dividends declared and paid during the nine months ended September 30, 2022 and 2021.

2022			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	8.25% Series A	8.00% Series B	8.000% Series C
2/18/2022	2/28/2022	3/17/2022	$0.51563	$0.50	$0.50
5/2/2022	5/31/2022	6/17/2022	0.51563	0.50	0.50
8/3/2022	8/31/2022	9/19/2022	0.51563	0.50	0.50
Total			$1.54689	$1.50	$1.50

2021			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	8.25% Series A	8.00% Series B	8.000% Series C
2/16/2021	2/26/2021	3/17/2021	$0.51563	$0.50	$0.50
5/17/2021	5/28/2021	6/17/2021	0.51563	0.50	0.50
7/30/2021	8/31/2021	9/17/2021	0.51563	0.50	0.50
Total			$1.54689	$1.50	$1.50

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

The Company elected to treat certain domestic subsidiaries as TRSs. The Company’s financial results are generally not expected to reflect provisions for current or deferred income taxes, except for any activities conducted through one or more TRSs that are subject to corporate income taxation. During the three and nine months ended September 30, 2022, the Company accrued income tax expense of $0.2 million which is recorded in the "Other operating expenses" line item on the consolidated statement of operations. The Company did not record any income tax expense for the three and nine months ended September 30, 2021.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2022
Excise tax represents a four percent tax on the required amount of the Company’s ordinary income and net capital gains not distributed during the year. The expense is calculated in accordance with applicable tax regulations. For the three and nine months ended September 30, 2022 and 2021, the Company did not record any excise tax expense.

The Company files tax returns in several U.S. jurisdictions. There are no ongoing U.S. federal, state or local tax examinations related to the Company.

Based on its analysis of any potential uncertain income tax positions, the Company concluded it did not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of September 30, 2022. The Company’s federal income tax returns for the last three tax years are open to examination by the Internal Revenue Service. In the event that the Company incurs income tax related interest and penalties, its policy is to classify them as a component of provision for income taxes.

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

Management fee

The Manager is entitled to a management fee equal to 1.50% per annum, calculated and paid quarterly, of the Company’s Stockholders’ Equity. For purposes of calculating the management fee, "Stockholders’ Equity" means the sum of the net proceeds from any issuances of equity securities (including preferred securities) since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance, and excluding any future equity issuance to the Manager), plus the Company’s retained earnings at the end of such quarter (without taking into account any non-cash equity compensation expense or other non-cash items described below incurred in current or prior periods), less any amount that the Company pays for repurchases of its common stock, excluding any unrealized gains, losses or other non-cash items that have impacted stockholders’ equity as reported in the Company’s financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP, and certain other non-cash charges after discussions between the Manager and the Company’s independent directors and after approval by a majority of the Company’s independent directors. Stockholders’ Equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders’ equity shown on the Company’s financial statements. The below table details the management fees incurred during the three and nine months ended September 30, 2022 and 2021 (in thousands).

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Management fee to affiliate	$2,064	$1,693	$5,984	$5,014

As of September 30, 2022 and December 31, 2021, the Company recorded management fees payable of $2.1 million and $1.8 million, respectively. The management fee payable is included within the "Due to affiliates" item within the "Other liabilities" line item on the consolidated balance sheets.

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
September 30, 2022
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

Termination fee

Upon the occurrence of (i) the Company’s termination of the management agreement without cause or (ii) the Manager’s termination of the management agreement upon a breach by the Company of any material term of the management agreement, the Manager will be entitled to a termination fee equal to three times the average annual management fee during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter. As of September 30, 2022 and December 31, 2021, no event of termination of the management agreement had occurred.

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

The Company records its expenses reimbursed to the Manager or its affiliates within the "Other operating expenses" and "Transaction related expenses" line items on the consolidated statements of operations. The below table details the expense reimbursement incurred during the three and nine months ended September 30, 2022 and 2021 (in thousands).

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Operating expenses (1)	$1,405	$1,125	$4,215	$3,375
Deal related expenses (1)	261	189	637	518
Transaction related expenses (2)	738	251	2,484	331
Expense reimbursements to affiliates	$2,404	$1,565	$7,336	$4,224
(1)Included in the "Other operating expenses" line item on the consolidated statement of operations.
(2)Included in the "Transaction related expenses" line item on the consolidated statement of operations.

For the year ended December 31, 2021, the Manager agreed to waive its right to receive expense reimbursements of $0.8 million. For the three and nine months ended September 30, 2021, the Company reduced its expense reimbursement

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2022
amount by $0.2 million and $0.6 million, respectively. As of September 30, 2022 and December 31, 2021, the Company recorded a reimbursement payable to the Manager or its affiliates of $2.5 million and $2.1 million, respectively. The Reimbursement payable to the Manager or its affiliates is included within the "Due to affiliates" item within the "Other liabilities" line item on the consolidated balance sheets.

Restricted stock grants

Equity Incentive Plans

Effective on April 15, 2020 upon the approval of the Company's stockholders at its 2020 annual meeting of stockholders, the 2020 Equity Incentive Plan provides for a maximum of 666,666 shares of common stock to be issued. The maximum number of shares of common stock granted during a single fiscal year to any non-employee director, taken together with any cash fees paid to such non-employee director during any fiscal year, shall not exceed $300,000 in total value (calculating the value of any such awards based on the grant date fair value). As of September 30, 2022, 570,901 shares of common stock were available to be awarded under the 2020 Equity Incentive Plan.

Since inception of the 2020 Equity Incentive Plan and through September 30, 2022, the Company has granted an aggregate of 95,765 shares of restricted common stock to its independent directors under its 2020 Equity Incentive Plan, all of which have vested.

Manager Equity Incentive Plans

Following approval of the Company's stockholders at its 2021 annual meeting of stockholders, the AG Mortgage Investment Trust, Inc. 2021 Manager Equity Incentive Plan (the "2021 Manager Plan") became effective on April 7, 2021 and provides for a maximum of 573,425 shares of common stock that may be subject to awards thereunder to the Manager. As of September 30, 2022, there were no shares or awards issued under the 2021 Manager Plan.

Director compensation

The annual base director's fee for each independent director is $150,000, $70,000 of which is payable on a quarterly basis in cash and $80,000 of which is payable on a quarterly basis in shares of restricted common stock. The number of shares of restricted common stock to be issued each quarter to each independent director is determined based on the average of the high and low prices of the Company’s common stock on the New York Stock Exchange on the last trading day of each fiscal quarter. To the extent that any fractional shares would otherwise be issuable and payable to each independent director, a cash payment is made to each independent director in lieu of any fractional shares. All directors’ fees are paid pro rata (and restricted stock grants determined) on a quarterly basis in arrears, and shares issued are fully vested and non-forfeitable. These shares may not be sold or transferred by such director during the time of their service as an independent member of the Company’s board. As of September 30, 2022, the Company's Board of Directors consisted of four independent directors.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2022

The below table reconciles the fair value of investments to the "Investments in debt and equity of affiliates" line item on the Company's consolidated balance sheets as of September 30, 2022 and December 31, 2021 (in thousands).

	September 30, 2022			December 31, 2021
	Assets	Liabilities	Equity	Assets	Liabilities	Equity
MATT Non-QM Loans (1)	$38,824	$(24,406)	$14,418	$45,837	$(30,471)	$15,366
Land Related Financing (2)	10,946	—	10,946	16,891	—	16,891
Re/Non-Performing Loans	8,212	(4,820)	3,392	9,298	(5,538)	3,760
Total Residential Investments	57,982	(29,226)	28,756	72,026	(36,009)	36,017

AG Arc, at fair value	46,588	—	46,588	53,435	—	53,435

Cash and Other assets/(liabilities)	4,394	(708)	3,686	3,698	(1,127)	2,571

Investments in debt and equity of affiliates	$108,964	$(29,934)	$79,030	$129,159	$(37,136)	$92,023
(1)As of September 30, 2022 and December 31, 2021, MATT primarily holds retained tranches from past securitizations which continue to pay down and the Company does not expect to acquire additional investments within this equity method investment.
(2)Land Related Financing continues to pay down and the Company does not expect to originate new loans within this equity method investment.

The below table reconciles the net income/(loss) to the "Equity in earnings/(loss) from affiliates" line item on the Company's consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021 (in thousands).

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
MATT Non-QM Loans	$1,413	$(644)	$154	$15,277
Land Related Financing	300	598	1,248	1,848
Re/Non-Performing Loans	927	6,553	758	13,370
AG Arc (1)	(4,266)	399	(11,646)	4,033
Other	—	(24)	—	(32)
Equity in earnings/(loss) from affiliates	$(1,626)	$6,882	$(9,486)	$34,496
(1)Earnings/(loss) recognized by AG Arc do not include the Company's portion of gains recorded by Arc Home in connection with the sale of residential mortgage loans to the Company. Refer to Note 2 for more information on this accounting policy.

Transactions with affiliates

Transactions with Red Creek Asset Management LLC

In connection with the Company’s investments in residential mortgage loans, the Company engages asset managers to provide advisory, consultation, asset management and other services. The Company engaged Red Creek Asset Management LLC ("Asset Manager"), a related party of the Manager and direct subsidiary of Angelo Gordon, as the asset manager for certain of its residential mortgage loans. The Company pays the Asset Manager separate arm’s-length asset management fees as assessed periodically by a third-party valuation firm. The below table details the fees paid by the Company to the Asset Manager during the three and nine months ended September 30, 2022 and 2021 (in thousands).

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Fees paid to Asset Manager	$825	$531	$2,007	$1,651

As of September 30, 2022 and December 31, 2021, the Company recorded asset management fees payable of $0.2 million and $0.2 million, respectively. Asset management fees payable are included within the "Due to affiliates" item within the "Other liabilities" line item on the consolidated balance sheets.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2022
Transactions with Arc Home

Arc Home may sell loans to the Company, third-parties, or affiliates of the Manager. The below table details the unpaid principal balance of Non-Agency Loans and Agency-Eligible Loans sold to the Company and private funds under the management of Angelo Gordon during the three and nine months ended September 30, 2022 and 2021 (in thousands).

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Residential mortgage loans sold by Arc Home to the Company	$350,257	$236,627	$1,028,339	$487,062
Residential mortgage loans sold by Arc Home to private funds under the management of Angelo Gordon	38,792	172,027	170,583	440,595

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
September 30, 2022
Transactions under the Company's Affiliated Transaction Policy

The below table details transactions where the Company purchased or sold assets from or to an affiliate of the Manager ($ in millions). The transactions were executed in accordance with the Company's Affiliated Transaction Policy. Refer to the "Transactions with Arc Home" section above for additional information related to transactions with Arc Home, which are excluded from the table below.

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

11. Equity

Reverse stock split

On July 12, 2021, the Company announced that its Board of Directors approved a one-for-three reverse stock split of its outstanding shares of common stock. The reverse stock split was effected following the close of business on July 22, 2021. At the Effective Time, every three issued and outstanding shares of the Company’s common stock were converted into one share of the Company’s common stock. No fractional shares were issued in connection with the reverse stock split. Instead, each stockholder holding fractional shares was entitled to receive, in lieu of such fractional shares, cash in an amount determined based on the closing price of the Company's common stock on the date of the Effective Time. As a result, the number of common shares outstanding was reduced from 48,510,978 immediately prior to the Effective Time to 16,170,312. The reverse stock split applied to all of the Company's outstanding shares of common stock and did not affect any stockholder’s ownership percentage of shares of the Company's common stock, except for immaterial changes resulting from the payment of cash for fractional shares. All per share amounts and common shares outstanding for all applicable periods presented in the unaudited consolidated financial statements have been adjusted on a retroactive basis to reflect the Company's one-for-three reverse stock split.

Stock repurchase programs

During the nine months ended September 30, 2022, the Company repurchased 1.4 million shares for $11.0 million under the common stock repurchase program authorized by the Company's Board of Directors on November 3, 2015 (the "2015 Repurchase Program"). During the three and nine months ended September 30, 2021, the Company repurchased 0.3 million shares for $2.8 million under the 2015 Repurchase Program. As of June 30, 2022, the $25.0 million maximum repurchase amount authorized under the 2015 Repurchase Program was fully utilized.

On August 3, 2022, the Company's Board of Directors authorized a stock repurchase program (the "2022 Repurchase Program") to repurchase up to $15.0 million of the Company’s outstanding common stock on substantially the same terms as the 2015 Repurchase Program. The 2022 Repurchase Program does not have an expiration date and permits the Company to repurchase its shares through various methods, including open market repurchases, privately negotiated block transactions and Rule 10b5-1 plans. The Company may repurchase shares of its common stock from time to time in compliance with SEC regulations and other legal requirements. The extent to which the Company repurchases its shares, and the timing, manner, price, and amount of any such repurchases, will depend upon a variety of factors including market conditions and other corporate considerations as determined by the Company’s management, as well as the limits of the 2022 Repurchase Program

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2022
and the Company's liquidity and business strategy. The 2022 Repurchase Program does not obligate the Company to acquire any particular amount of shares and may be modified or discontinued at any time. During the three and nine months ended September 30, 2022, the Company repurchased 0.4 million shares for $2.3 million under the 2022 Repurchase Program. As of September 30, 2022, approximately $12.7 million of common stock remained authorized for future share repurchases under the 2022 Repurchase Program.

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

Equity distribution agreements

On May 5, 2017, the Company entered into an equity distribution agreement with each of Credit Suisse Securities (USA) LLC and JMP Securities LLC (collectively, the "Sales Agents"), which the Company refers to as the "Equity Distribution Agreements," pursuant to which the Company may sell up to $100.0 million aggregate offering price of shares of its common stock from time to time through the Sales Agents under the Securities Act of 1933. For the three and nine months ended September 30, 2022, the Company did not issue any shares of common stock under the Equity Distribution Agreements. For the three months ended September 30, 2021, the Company did not issue any shares under the Equity Distribution Agreements. For the nine months ended September 30, 2021, the Company issued 1.0 million shares of common stock under the Equity Distribution Agreements for net proceeds of approximately $13.1 million. Since inception of the program, the Company has issued approximately 2.2 million shares of common stock under the Equity Distribution Agreements for gross proceeds of $48.3 million.

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

Preferred stock

The Company is authorized to designate and issue up to 50.0 million shares of preferred stock, par value $0.01 per share, in one or more classes or series. As of September 30, 2022 and December 31, 2021, there were 1.7 million, 3.7 million, and 3.7 million of Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock, respectively, issued and outstanding.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2022

The following table includes a summary of preferred stock issued and outstanding as of September 30, 2022 ($ and shares in thousands).

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

Exchange offers

The below details privately negotiated exchange agreements with existing holders of the Company's preferred shares exchanged for common shares during 2021. The Company did not complete any exchange offers during the nine months ended September 30, 2022. Subsequent to each transaction, the Preferred Stock exchanged pursuant to the exchange agreement was reclassified as authorized but unissued shares of preferred stock without designation as to class or series ($ in thousands).

	Preferred Shares Exchanged
Date	Shares of Series A Preferred Stock	Shares of Series B Preferred Stock	Shares of Series C Preferred Stock	Total Preferred Stock Par Value	Common Shares Exchanged
March 17, 2021	153,325	350,609	—	$12,598	937,462
June 14, 2021	—	86,478	154,383	6,022	429,802

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2022
12. Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2022, the Company was not involved in any material legal proceedings.

The below table details the Company's outstanding commitments as of September 30, 2022 (in thousands).

Commitment type	Date of Commitment	Total Commitment	Funded Commitment	Remaining Commitment
Non-Agency and Agency-Eligible Loans (1)	Various	$121,009	$—	$121,009
Land Related Financing (2)	Various	14,290	10,946	3,344
MATT Non-QM Loans (2)	January 28, 2022	15,607	—	15,607
Total		$150,906	$10,946	$139,960
(1)The Company entered into forward purchase commitments to acquire certain Non-Agency and Agency-Eligible Loans from Arc Home which have not yet settled as of September 30, 2022. Refer to Note 10 "Transactions with affiliates" for more information.
(2)Refer to Note 2 and Note 10 "Investments in debt and equity of affiliates" for more information regarding LOTS and MATH.

13. Subsequent Events

The Company announced that on November 3, 2022 its Board of Directors declared fourth quarter 2022 preferred stock dividends on its Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock in the amount of $0.51563, $0.50, and $0.50 per share, respectively. The dividends will be paid on December 19, 2022 to holders of record on November 30, 2022.

The Company executed a rated Non-Agency securitization, in which loans with a total unpaid principal balance of $457.4 million were securitized. The securitization converted financing from recourse financing with mark-to-market margin calls to non-recourse financing without mark-to-market margin calls.

The Company repurchased 0.1 million shares of common stock for $0.3 million under the 2022 Repurchase Program.

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

Executive Summary

During the third quarter of 2022, we continued to grow our portfolio of newly-originated residential mortgage loans and completed two securitizations in order to obtain long-term, non-recourse financing without mark-to-market margin calls. We also repurchased shares of our common stock under our repurchase program authorized in 2022 (the "2022 Repurchase Program"). See below for detail on these activities during the third quarter 2022.

Investment Activity

•Purchased Non-Agency Loans with a fair value of $510.3 million, $288.8 million of which were purchased from Arc Home, our residential mortgage loan originator in which we own an approximate 44.6% interest; and
•Purchased Agency-Eligible Loans with a fair value of $381.3 million, $67.2 million of which were purchased from Arc Home.

Financing Activity

•Executed two rated securitizations converting financing from recourse financing with mark-to-market margin calls to non-recourse financing without mark-to-market margin calls;
◦Securitized Non-Agency Loans with a total unpaid principal balance of $415.9 million; and
◦Securitized Agency-Eligible Loans with a total unpaid principal balance of $422.7 million.
•Subsequent to quarter end, executed a rated securitization of Non-Agency Loans with $457.4 million of unpaid principal balance, converting financing from recourse financing with mark-to-market margin calls to non-recourse financing without mark-to-market margin calls.

Capital Activity

•Repurchased 0.4 million shares of common stock for $2.3 million, representing a weighted average cost of $6.08 per share.
•Subsequent to quarter end, repurchased 0.1 million shares of common stock for $0.3 million, representing a weighted average cost of $4.32 per share.

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

Our investment portfolio (which excludes our ownership in Arc Home) includes Residential Investments and Agency RMBS. Currently, our Residential Investments primarily consist of newly originated Non-Agency Loans and Agency-Eligible Loans, which we refer to as our target assets. In addition, we may also invest in other types of residential mortgage loans and other mortgage related assets. As of September 30, 2022, the Company's investment portfolio consisted of the following:

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

Market Conditions

During the third quarter 2022, the financial markets continued to be volatile due to the impact of sustained inflation, higher benchmark rates and elevated interest rate volatility. Credit spreads tightened at the start of the third quarter before reversing to end unchanged compared to the previous quarter. The 30-year fixed-rate mortgage according to Freddie Mac’s Primary Mortgage Market Survey ended the third quarter at 6.70% reaching multi-decade highs. As we continue to see an unprecedented sharp rise in mortgage rates, mortgage prepayments are nearing a plateau as the pipeline of refinance candidates has significantly declined. Mortgage underwriting remains very tight, similar to 2013 levels according to the Mortgage Bankers Association and is particularly tight for conforming balance agency mortgages which are a primary benchmark in underwriting new mortgages across other product sets. Home ownership affordability is historically low and in line with 1986 and 2006 readings, according to the National Association of Realtors. Year-to-date home price appreciation was 10.8% as of July 2022, according to the latest data from Case-Shiller; however, month over month home price readings have turned negative in the most recent data. Home prices in July fell -0.33%, or close to -4% when annualized, according to Case-Shiller data, while the CoreLogic index reported a -0.7% monthly decline a month later in August, more than -8% annualized.

Non-Agency Loans and Securitizations: Market conditions continued to weaken in the third quarter with Non-QM AAA credit spreads widening from around low to mid 200 basis points over comparable maturity benchmark rates at the end of June 2022 to mid to high 200 basis points at the end of the third quarter. There was a brief recovery in spreads in the month of August, with deals pricing in the mid 100 basis point area, but that trend quickly reversed as markets reacted negatively to Federal Reserve Chairman Jerome Powell’s speech at the Jackson Hole Economic Policy Symposium which took place in the end of August. The 30-year fixed-rate mortgage ended the third quarter at 6.70% compared with 5.70% at the end of the second quarter, indicative of how quickly rates have risen as the Federal Reserve continues with its policy of monetary tightening in an effort to slow inflation. Originators faced considerable margin pressure with the significant reduction in non-cash out refinance activity, resulting in right-sizing across the industry. Conversely, the increase in mortgage rates on new production should provide for attractive reinvestment opportunities into higher yielding assets for market participants with capital available to deploy.

Agency RMBS: Nominal spreads on Agency mortgage-backed securities continued to widen in the third quarter alongside the Federal Reserve’s continued aggressive policy actions to bring down inflation. Mortgage loan supply continues to slow in response to the sharp rise in borrowing rates, but elevated interest rate volatility, low levels of macroeconomic conviction, and fixed income mutual fund outflows all continue to keep buyers sidelined. The spread between current coupon and a blend of 5-year and 10-year U.S. Treasury yields widened by an additional 36 basis points during the quarter, rivaling spreads experienced during March 2020. Despite attractive asset valuations, uncertainty in the macroeconomic landscape and interest rate volatility continue to pose headwinds to a recovery near-term.

Non-Agency RMBS: Spreads for securitized residential debt sectors were volatile during the third quarter but ultimately saw little quarter-over-quarter change. While that held for credit risk transfer spreads, specific pockets of risk were changed by 30-40 basis points in both directions. Spreads for senior Non-QM tranches rallied from around 250 basis points at the end of the second quarter to as tight as around 175 basis points before reversing back to 250 basis points by quarter-end. Quarterly new issuance of RMBS fell to $20 billion, down about 47% from the second quarter and 62% from year-ago levels, bringing year-to-date volume to $109 billion. The sharpest declines came from prime jumbo and agency-eligible investor loans, which were lower by 80-90% quarter-over-quarter as deal sponsors were reluctant to issue amid sharply higher all-in costs from rising benchmark yields and wider spreads. Primary issuance of Non-QM fell 27% to $7.8 billion, and credit risk transfer activity halved to around $4 billion. Primary RMBS volume is unlikely to reach levels achieved in 2021 when over $210 billion of activity was recorded, a post Great Financial Crisis peak. However, this year’s issuance has matched 2020 volume of $110 billion and may eclipse 2019 volume of $137 billion.

In light of various market uncertainties for the U.S. and global economy, geopolitical risks, and interest rate volatility, there can be no assurance that the trends and conditions described above will not change in a manner materially adverse to the mortgage REIT industry and/or our Company.

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

Three Months Ended September 30, 2022 compared to the Three Months Ended September 30, 2021

The table below presents certain information from our consolidated statements of operations for the three months ended September 30, 2022 and 2021 (in thousands).

	Three Months Ended
	September 30, 2022	September 30, 2021	Increase/(Decrease)
Statement of Operations Data:
Net Interest Income
Interest income	$50,190	$19,629	$30,561
Interest expense	34,699	7,197	27,502
Total Net Interest Income	15,491	12,432	3,059

Other Income/(Loss)
Net interest component of interest rate swaps	(996)	(1,184)	188
Net realized gain/(loss)	50,981	(5,460)	56,441
Net unrealized gain/(loss)	(54,261)	29,461	(83,722)
Total Other Income/(Loss)	(4,276)	22,817	(27,093)

Expenses
Management fee to affiliate	2,064	1,693	371
Other operating expenses	4,083	2,997	1,086
Transaction related expenses	5,325	2,013	3,312
Servicing fees	986	849	137
Total Expenses	12,458	7,552	4,906

Income/(loss) before equity in earnings/(loss) from affiliates	(1,243)	27,697	(28,940)

Equity in earnings/(loss) from affiliates	(1,626)	6,882	(8,508)
Net Income/(Loss)	(2,869)	34,579	(37,448)

Dividends on preferred stock	(4,586)	(4,586)	—

Net Income/(Loss) Available to Common Stockholders	$(7,455)	$29,993	$(37,448)

Interest income

Interest income is calculated using the effective interest method for our GAAP investment portfolio.

Interest income increased from September 30, 2021 to September 30, 2022 primarily due to an increase in the size of our portfolio driven by purchases of Non-Agency Loans and Agency-Eligible Loans during the period. The weighted average amortized cost of our GAAP investment portfolio increased by $2.3 billion from $2.0 billion for the three months ended September 30, 2021 to $4.3 billion for the three months ended September 30, 2022. This increase was coupled with an increase of 0.69% in the weighted average yield of our GAAP investment portfolio from 3.98% for the three months ended September 30, 2021 to 4.67% for the three months ended September 30, 2022.

Interest expense

Interest expense is calculated based on the actual financing rate and the outstanding financing balance of our GAAP investment portfolio.

Interest expense increased from September 30, 2021 to September 30, 2022 due to an increase in the amount of financing on our GAAP investment portfolio, inclusive of securitized debt, and an increase in the weighted average financing rate during the period. We issued $2.7 billion of securitized debt during 2022, which contributed to an increase of $2.2 billion in the weighted average financing balance on our GAAP investment portfolio, inclusive of securitized debt, from $1.8 billion for the three months ended September 30, 2021 to $4.0 billion for the three months ended September 30, 2022. Additionally, the weighted average financing rate on our GAAP investment portfolio, inclusive of securitized debt, increased by 1.88% from 1.61% for the three months ended September 30, 2021 to 3.49% for the three months ended September 30, 2022.

Net interest component of interest rate swaps

Net interest component of interest rate swaps represents the net interest income received or expense paid on our interest rate swaps.

The net interest component of interest rate swap expense decreased from September 30, 2021 to September 30, 2022 primarily as a result of our interest rate swap portfolio being in a net pay position in 2021 compared with the portfolio transitioning into a net receive position during the three months ended September 30, 2022 as a result of rising interest rates during the period. As of September 30, 2022, we held an interest rate swap portfolio with a notional value of $0.7 billion, a weighted average receive-variable rate of 2.98%, and a weighted average pay-fix rate of 2.65%. As of September 30, 2021, we held an interest rate swap portfolio with a notional value of $0.7 billion, a weighted average receive-variable rate of 0.13%, and a weighted average pay-fix rate of 0.73%.

Net realized gain/(loss)

The following table presents a summary of net realized gain/(loss) for the three months ended September 30, 2022 and 2021 (in thousands). The realized gain during the three months ended September 30, 2022 was driven by unwinding pay-fix, receive-float interest rate swaps which were previously held at unrealized gains as a result of rising interest rates.

	Three Months Ended
	September 30, 2022	September 30, 2021
Sales of residential mortgage loans and loans transferred to or sold from Other assets	$731	$253
Sales of real estate securities	168	(4,795)
Settlement of derivatives and other instruments	50,082	(1,305)
Sales of commercial loans	—	387
Total Net realized gain/(loss)	$50,981	$(5,460)

Net unrealized gain/(loss)

The following table presents a summary of net unrealized gain/(loss) for the three months ended September 30, 2022 and 2021 (in thousands). During the three months ended September 30, 2022, unrealized losses on residential mortgage loans and unrealized gains on securitized debt were the result of rising interest rates and credit spread widening during the period.

	Three Months Ended
	September 30, 2022	September 30, 2021
Residential mortgage loans	$(154,563)	$13,468
Real estate securities	(2,563)	5,388
Securitized debt	124,606	(191)
Derivatives	(21,741)	2,095
Commercial loans	—	7,194
Excess mortgage servicing rights	—	1,507
Total Net unrealized gain/(loss)	$(54,261)	$29,461

Management fee to affiliate

Our management fee is based upon a percentage of our Stockholders’ Equity. See the "Contractual obligations" section of this Item 2 for further detail on the calculation of our management fee and for the definition of Stockholders’ Equity. Management fees increased from September 30, 2021 to September 30, 2022 primarily due to an increase in our Stockholder's Equity as calculated pursuant to our Management Agreement resulting from our November 2021 common stock offering.

Other operating expenses

Other operating expenses is primarily comprised of professional fees, directors’ and officers’ ("D&O") insurance, directors’ compensation, and certain non-investment related and investment related expenses reimbursable to the Manager. We are required to reimburse our Manager or its affiliates for operating expenses incurred by our Manager or its affiliates on our behalf, including certain compensation expenses and other expenses relating to legal, accounting, due diligence, and other services. Refer to the "Contractual obligations" section below for more detail on certain expenses reimbursable to the Manager. The following table presents a summary of Other operating expenses broken out between non-investment related expenses and investment related expenses for the three months ended September 30, 2022 and 2021 (in thousands).

	Three Months Ended
	September 30, 2022	September 30, 2021
Non Investment Related Expenses
Affiliate expense reimbursement - Operating expenses (1)	$1,405	$1,125
Professional fees	501	343
D&O insurance	309	349
Directors' compensation	168	169
Other	118	275
Total Non Investment Related Expenses	2,501	2,261

Investment Related Expenses
Affiliate expense reimbursement - Deal related expenses	261	189
Residential mortgage loan asset management fees	781	396
Other	540	151
Total Investment Related Expenses	1,582	736
Total Other operating expenses	$4,083	$2,997
(1)For the year ended December 31, 2021, the Manager agreed to waive its right to receive expense reimbursements of $0.8 million. For the three months ended September 30, 2021, $0.2 million of the waived reimbursable expenses is included within the "Affiliated expense reimbursement - Operating expenses" line item above.

Transaction related expenses

Transaction related expenses are expenses associated with purchasing and securitizing residential mortgage loans as well as certain other transaction and performance related fees associated with assets we invest in. These fees increased from the three months ended September 30, 2021 to the three months ended September 30, 2022 primarily as a result of the upfront expenses on the two securitizations completed in the third quarter of 2022, as compared with upfront expenses on one securitization completed in the third quarter of 2021. Additionally, for the three months ended September 30, 2022, we accrued expenses on a securitization which settled in October 2022.

Servicing fees

We incur servicing fee expenses in connection with the servicing of our residential mortgage loans. Servicing fees increased from the three months ended September 30, 2021 to the three months ended September 30, 2022 primarily due to an increase in our GAAP residential mortgage loan portfolio. The weighted average cost of our GAAP residential mortgage loan portfolio increased by $3.0 billion from $1.3 billion for the three months ended September 30, 2021 to $4.3 billion for the three months ended September 30, 2022 resulting from purchases of Non-Agency Loans and Agency-Eligible Loans.

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

	Three Months Ended
	September 30, 2022	September 30, 2021
MATT Non-QM Loans	$1,413	$(644)
Land Related Financing	300	598
Re/Non-Performing Loans	927	6,553
AG Arc	(4,266)	399
Other	—	(24)
Equity in earnings/(loss) from affiliates	$(1,626)	$6,882

The below table further disaggregates our "Equity in earnings/(loss) from affiliates" line item on our consolidated statements of operations (in thousands).

	Three Months Ended
	September 30, 2022	September 30, 2021
Interest income	$1,748	$15,607
Interest expense	314	437
Total Net Interest Income	1,434	15,170

Net realized gain/(loss)	—	417
Net unrealized gain/(loss)	1,355	(8,822)
Total Other Income/(Loss)	1,355	(8,405)

After-tax earnings/(loss) at AG Arc (1)	(1,303)	1,868
Net unrealized gain/(loss) on investment in AG Arc	(1,208)	111
Elimination of gains on loans sold to MITT (2)	(1,755)	(1,580)
Total AG Arc Earnings/(Loss)	(4,266)	399

Other operating expenses	149	282

Equity in earnings/(loss) from affiliates	$(1,626)	$6,882
(1)The earnings/(loss) at AG Arc during the three months ended September 30, 2022 were primarily the result of $(1.9) million of losses related to Arc Home's lending and servicing operations, offset by $0.6 million related to changes in the fair value of the MSR portfolio held by Arc Home. The earnings/(loss) at AG Arc during the three months ended September 30, 2021 were primarily the result of $2.6 million of net income related to Arc Home's lending and servicing operations, offset by $(0.7) million related to changes in the fair value of the MSR portfolio held by Arc Home.
(2)The earnings recognized by AG Arc do not include our portion of gains recorded by Arc Home in connection with the sale of residential mortgage loans to us. Refer to Note 2 to the "Notes to Consolidated Financial Statements (unaudited)" for more information on this accounting policy.

Nine Months Ended September 30, 2022 compared to the Nine Months Ended September 30, 2021

The table below presents certain information from our consolidated statements of operations for the nine months ended September 30, 2022 and 2021 (in thousands).

	Nine Months Ended
	September 30, 2022	September 30, 2021	Increase/(Decrease)
Statement of Operations Data:
Net Interest Income
Interest income	$123,017	$45,976	$77,041
Interest expense	73,994	16,552	57,442
Total Net Interest Income	49,023	29,424	19,599

Other Income/(Loss)
Net interest component of interest rate swaps	(5,849)	(3,498)	(2,351)
Net realized gain/(loss)	60,072	(5,124)	65,196
Net unrealized gain/(loss)	(123,032)	58,995	(182,027)
Other income/(loss), net	—	37	(37)
Total Other Income/(Loss)	(68,809)	50,410	(119,219)

Expenses
Management fee to affiliate	5,984	5,014	970
Other operating expenses	11,594	10,128	1,466
Transaction related expenses	14,939	3,731	11,208
Servicing fees	3,005	2,136	869
Total Expenses	35,522	21,009	14,513

Income/(loss) before equity in earnings/(loss) from affiliates	(55,308)	58,825	(114,133)

Equity in earnings/(loss) from affiliates	(9,486)	34,496	(43,982)
Net Income/(Loss)	(64,794)	93,321	(158,115)

Gain on Exchange Offers, net	—	472	(472)
Dividends on preferred stock	(13,758)	(14,199)	441

Net Income/(Loss) Available to Common Stockholders	$(78,552)	$79,594	$(158,146)

Interest income

Interest income increased from the nine months ended September 30, 2021 to the nine months ended September 30, 2022 primarily due to an increase in the size of our portfolio driven by purchases of Non-Agency Loans and Agency-Eligible Loans during the period. The weighted average amortized cost of our GAAP investment portfolio increased by $2.1 billion from $1.7 billion for the nine months ended September 30, 2021 to $3.8 billion for the nine months ended September 30, 2022. This increase was coupled with an increase of 0.80% in the weighted average yield of our GAAP investment portfolio from 3.56% for the nine months ended September 30, 2021 to 4.36% for the nine months ended September 30, 2022.

Interest expense

Interest expense increased from the nine months ended September 30, 2021 to the nine months ended September 30, 2022 due to an increase in the amount of financing on our GAAP investment portfolio, inclusive of securitized debt, and an increase in the weighted average financing rate during the period. We issued $2.7 billion of securitized debt during 2022, which contributed to an increase of $1.9 billion in the weighted average financing balance on our GAAP investment portfolio, inclusive of securitized debt, from $1.5 billion for the nine months ended September 30, 2021 to $3.4 billion for the nine months ended September 30, 2022. Additionally, the weighted average financing rate on our GAAP investment portfolio, inclusive of securitized debt, increased 1.39% from 1.48% for the nine months ended September 30, 2021 to 2.87% for the nine months ended September 30, 2022.

Net interest component of interest rate swaps

The net interest component of interest rate swap expense increased from September 30, 2021 to September 30, 2022 primarily due to the weighted average swap notional value increasing by $0.3 billion from $0.8 billion for the nine months ended September 30, 2021 to $1.1 billion for the nine months ended September 30, 2022. As of September 30, 2022, we held an interest rate swap portfolio with a notional value of $0.7 billion, a weighted average receive-variable rate of 2.98%, and a weighted average pay-fix rate of 2.65%. As of September 30, 2021, we held an interest rate swap portfolio with a notional value of $0.7 billion, a weighted average receive-variable rate of 0.13%, and a weighted average pay-fix rate of 0.73%.

Net realized gain/(loss)

The following table presents a summary of net realized gain/(loss) for the nine months ended September 30, 2022 and 2021 (in thousands). The realized gain during the nine months ended September 30, 2022 was driven by unwinding pay-fix, receive-float interest rate swaps which were previously held at unrealized gains as a result of rising interest rates. This was offset by realized losses on sales of Agency RMBS.

	Nine Months Ended
	September 30, 2022	September 30, 2021
Sales of residential mortgage loans and loans transferred to or sold from Other assets	$696	$7,643
Sales of real estate securities	(34,504)	(9,677)
Settlement of derivatives and other instruments	93,880	(573)
Sales of commercial loans	—	(2,517)
Total Net realized gain/(loss)	$60,072	$(5,124)

Net unrealized gain/(loss)

The following table presents a summary of net unrealized gain/(loss) for the nine months ended September 30, 2022 and 2021 (in thousands). During the nine months ended September 30, 2022, unrealized losses on residential mortgage loans and unrealized gains on securitized debt were the result of rising interest rates and credit spread widening during the period.

	Nine Months Ended
	September 30, 2022	September 30, 2021
Residential mortgage loans	$(451,532)	$28,638
Real estate securities	3,529	1,122
Securitized debt	306,302	(3,093)
Derivatives	18,669	14,781
Commercial loans	—	16,148
Excess mortgage servicing rights	—	1,399
Total Net unrealized gain/(loss)	$(123,032)	$58,995

Management fee to affiliate

Management fees increased from September 30, 2021 to September 30, 2022 primarily due to an increase in our Stockholder's Equity as calculated pursuant to our Management Agreement resulting from our November 2021 common stock offering.

Other operating expenses

The following table presents a summary of Other operating expenses broken out between non-investment related expenses and investment related expenses for the nine months ended September 30, 2022 and 2021 (in thousands).

	Nine Months Ended
	September 30, 2022	September 30, 2021
Non Investment Related Expenses
Affiliate expense reimbursement - Operating expenses (1)	$4,215	$3,375
Professional fees	1,438	2,048
D&O insurance	963	1,137
Directors' compensation	505	504
Other	589	689
Total Non Investment Related Expenses	7,710	7,753

Investment Related Expenses
Affiliate expense reimbursement - Deal related expenses	637	518
Residential mortgage loan asset management fees	1,963	1,168
Other	1,284	689
Total Investment Related Expenses	3,884	2,375
Total Other operating expenses	$11,594	$10,128
(1)For the year ended December 31, 2021, the Manager agreed to waive its right to receive expense reimbursements of $0.8 million. For the nine months ended September 30, 2021, $0.6 million of the waived reimbursable expenses is included within the "Affiliated expense reimbursement - Operating expenses" line item above.

Transaction related expenses

Transaction related expenses increased from the nine months ended September 30, 2021 to the nine months ended September 30, 2022 primarily as a result of the upfront expenses on the seven securitizations completed during the nine months ended September 30, 2022, as well as expenses accrued on a securitization which settled in October 2022. This is compared with upfront expenses on two securitizations completed during the nine months ended September 30, 2021.

Servicing fees

Servicing fees increased from the nine months ended September 30, 2021 to the nine months ended September 30, 2022 primarily due to an increase in our GAAP residential mortgage loan portfolio. The weighted average cost of our GAAP residential mortgage loan portfolio increased by $2.7 billion from $0.9 billion for the nine months ended September 30, 2021 to $3.6 billion for the nine months ended September 30, 2022 resulting from purchases of Non-Agency Loans and Agency-Eligible Loans.

Equity in earnings/(loss) from affiliates

The below table reconciles the net income/(loss) to the "Equity in earnings/(loss) from affiliates" line item on our consolidated statements of operations (in thousands).

	Nine Months Ended
	September 30, 2022	September 30, 2021
MATT Non-QM Loans	$154	$15,277
Land Related Financing	1,248	1,848
Re/Non-Performing Loans	758	13,370
AG Arc	(11,646)	4,033
Other	—	(32)
Equity in earnings/(loss) from affiliates	$(9,486)	$34,496

The below table further disaggregates our "Equity in earnings/(loss) from affiliates" line item on our consolidated statements of operations (in thousands).

	Nine Months Ended
	September 30, 2022	September 30, 2021
Interest income	$4,899	$25,480
Interest expense	888	1,820
Total Net Interest Income	4,011	23,660

Net realized gain/(loss)	(7)	1,913
Net unrealized gain/(loss)	(1,465)	6,075
Total Other Income/(Loss)	(1,472)	7,988

After-tax earnings/(loss) at AG Arc (1)	589	6,946
Net unrealized gain/(loss) on investment in AG Arc	(6,366)	554
Elimination of gains on loans sold to MITT (2)	(5,869)	(3,467)
Total AG Arc Earnings/(Loss)	(11,646)	4,033

Other operating expenses	379	1,185

Equity in earnings/(loss) from affiliates	$(9,486)	$34,496
(1)The earnings/(loss) at AG Arc during the nine months ended September 30, 2022 were primarily the result of $4.1 million related to changes in the fair value of the MSR portfolio held by Arc Home, offset by $(3.5) million of losses related to Arc Home's lending and servicing operations. The earnings/(loss) at AG Arc during the nine months ended September 30, 2021 were primarily the result of $8.8 million of net income related to Arc Home's lending and servicing operations, offset by $(1.9) million related to changes in the fair value of the MSR portfolio held by Arc Home.
(2)The earnings recognized by AG Arc do not include our portion of gains recorded by Arc Home in connection with the sale of residential mortgage loans to us. Refer to Note 2 to the "Notes to Consolidated Financial Statements (unaudited)" for more information on this accounting policy.

Gain on Exchange Offers, net

We completed two privately negotiated exchange offers during the nine months ended September 30, 2021. As a result of the exchange offers, we exchanged 153,325 shares of our 8.25% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock"), 437,087 shares of our 8.00% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock"), and 154,383 shares of our 8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock ("Series C Preferred Stock") for a total of 1,367,264 shares of common stock. We recognized a gain of $0.5 million in connection with the offers. There were no exchange offers completed during the nine months ended September 30, 2022.

Book value and Adjusted book value per share

The below table details book value and adjusted book value per common share. Per share amounts for book value are calculated using all outstanding common shares in accordance with GAAP, including all vested shares issued to our Manager and our independent directors under our equity incentive plans as of quarter-end.

	September 30, 2022	December 31, 2021
Book value per common share (1)	$11.02	$14.64
Adjusted book value per common share (2)	10.68	14.32
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

The table below sets forth the net interest margin and leverage ratio on our investment portfolio as of September 30, 2022 and September 30, 2021 and a reconciliation to the net interest margin and leverage ratio on our GAAP investment portfolio.

September 30, 2022
Weighted Average	GAAP Investment Portfolio	Investments in Debt and Equity of Affiliates	Investment Portfolio (a)
Yield	4.92%	15.57%	5.06%
Cost of Funds (b)(c)	3.92%	4.76%	3.93%
Net Interest Margin	1.00%	10.81%	1.13%
Leverage Ratio (d)	8.5x	(e)	2.0x

September 30, 2021
Weighted Average	GAAP Investment Portfolio	Investments in Debt and Equity of Affiliates	Investment Portfolio (a)
Yield	3.60%	18.69%	4.30%
Cost of Funds (b)(c)	1.92%	3.16%	1.96%
Net Interest Margin	1.68%	15.53%	2.34%
Leverage Ratio (d)	3.8x	(e)	1.8x
(a)Excludes any net TBA positions.
(b)Includes cost of non-recourse financing arrangements.
(c)As of September 30, 2022, Cost of Funds related to our GAAP investment portfolio includes 3.75% on our securitized debt and 4.74% on our financing arrangements. As of September 30, 2021, Cost of Funds related to our GAAP investment portfolio includes 1.94% on our securitized debt and 1.54% on our financing arrangements.
(d)The leverage ratio on our GAAP Investment Portfolio represents GAAP leverage. The leverage ratio on our investment portfolio represents Economic Leverage as defined below in the "Financing Activities" section.
(e)Refer to the "Financing activities" section below for an aggregate breakout of leverage.

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

A reconciliation of "Net Income/(loss) available to common stockholders" to Core Earnings for the three and nine months ended September 30, 2022 and 2021 is set forth below (in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net Income/(loss) available to common stockholders	$(7,455)	$29,993	$(78,552)	$79,594
Add (Deduct):
Net realized (gain)/loss	(50,981)	5,460	(60,072)	5,124
Net unrealized (gain)/loss	54,261	(29,461)	123,032	(58,995)
Transaction related expenses and deal related performance fees (1)	5,486	2,484	15,575	4,496
Equity in (earnings)/loss from affiliates	1,626	(6,882)	9,486	(34,496)
Net interest income and expenses from equity method investments (2)(3)	(4,170)	15,000	(10,755)	24,861
Other (income)/loss, net	—	—	—	(14)
(Gains) from Exchange Offers, net	—	—	—	(472)
Dollar roll income/(loss)	633	(1,113)	1,999	(1,113)
Core Earnings	$(600)	$15,481	$713	$18,985

Core Earnings, per Diluted Share (4)	$(0.03)	$0.96	$0.03	$1.24
(1)For the three months ended September 30, 2022 and 2021, total transaction related expenses and deal related performance fees included $5.3 million and $2.0 million, respectively, recorded within the "Transaction related expenses" line item and $0.2 million and $0.5 million, respectively, recorded within the "Interest expense" line item, which relates to the amortization of deferred financing costs. For the nine months ended September 30, 2022 and 2021, total transaction related expenses and deal related performance fees included $14.9 million and $3.7 million, respectively, recorded within the "Transaction related expenses" line item and $0.7 million and $0.8 million, respectively, recorded within the "Interest expense" line item, which relates to the amortization of deferred financing costs.
(2)For the three months ended September 30, 2022 and 2021, $2.4 million or $0.11 per share and $0.2 million or $0.01 per share, respectively; and for the nine months ended September 30, 2022 and 2021, $9.2 million or $0.40 per share and $1.3 million or $0.08 per share, respectively, of realized and unrealized changes in the fair value of Arc Home's net mortgage servicing rights and corresponding derivatives were excluded from Core Earnings, net of deferred tax expense. Additionally, for the three months ended September 30, 2022 and 2021, $(1.2) million or $(0.05) per share and $0.1 million or $0.01 per share, respectively; and for the nine months ended September 30, 2022 and 2021, $(6.4) million or $(0.28) per share and $0.6 million or $0.04 per share, respectively, of unrealized changes in the fair value of our investment in Arc Home were excluded from Core Earnings.
(3)Core income or loss recognized by AG Arc does not include our portion of gains recorded by Arc Home in connection with the sale of residential mortgage loans to us. For the three months ended September 30, 2022 and 2021, we eliminated $1.8 million or $0.08 per share and $1.6 million or $0.10 per share, and for the nine months ended September 30, 2022 and 2021, we eliminated $5.9 million or $0.25 per share and $3.5 million or $0.23 per share of intra-entity profits recognized by Arc Home, respectively, and also decreased the cost basis of the underlying loans we purchased by the same amount. Refer to Note 2 to the "Notes to Consolidated Financial Statements (unaudited)" for more information on this accounting policy.
(4)Per share amounts presented have been adjusted to reflect the one-for-three reverse stock split effected July 22, 2021, where applicable.

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

The following table presents a summary of the allocated equity of our investment portfolio as of September 30, 2022 and December 31, 2021 ($ in thousands).

	Allocated Equity		Percent of Equity
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Residential Investments	$457,719	$459,058	98.6%	80.5%
Agency RMBS	6,577	111,322	1.4%	19.5%
Total	$464,296	$570,380	100.0%	100.0%

The following table presents a summary of our investment portfolio as of September 30, 2022 and December 31, 2021 and a reconciliation to our GAAP Investment Portfolio ($ in thousands).

	Fair Value		Percent of Investment Portfolio Fair Value		Leverage Ratio (a)
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Residential Investments	$4,286,474	$2,725,889	99.5%	84.6%	2.0x	2.1x
Agency RMBS	19,543	495,713	0.5%	15.4%	2.2x	3.7x
Total: Investment Portfolio	$4,306,017	$3,221,602	100.0%	100.0%	2.0x	2.4x
Investments in Debt and Equity of Affiliates	$57,982	$72,026	N/A	N/A	(b)	(b)
Total: GAAP Investment Portfolio	$4,248,035	$3,149,576	N/A	N/A	8.5x	4.9x
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

The following table presents a reconciliation of our Investment Portfolio to our GAAP Investment Portfolio as of September 30, 2022 and December 31, 2021 ($ in thousands).

	September 30, 2022							December 31, 2021
Instrument	Current Face	Amortized Cost	Unrealized Mark- to-Market	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Yield	Weighted Average Life (Years) (3)	Fair Value (1)
Residential Investments
Non-Agency Loans	$2,931,350	$2,984,999	$(290,327)	$2,694,672	5.10%	4.85%	9.20	$1,858,798
Agency-Eligible Loans	1,377,367	1,369,518	(123,771)	1,245,747	4.00%	4.23%	9.59	440,837
MATT Non-QM Loans (4)	373,359	41,197	(2,373)	38,824	1.03%	15.50%	3.43	45,837
Re/Non-Performing Loans	373,913	305,438	(14,074)	291,364	3.83%	8.17%	4.69	360,131
Land Related Financing	10,946	10,946	—	10,946	14.50%	14.50%	0.24	16,891
Non-Agency RMBS Interest Only (5)	111,990	2,910	2,011	4,921	0.38%	33.04%	4.44	3,395
Total Residential Investments	5,178,925	4,715,008	(428,534)	4,286,474	4.50%	5.05%	8.44	2,725,889

Agency RMBS
30 Year Fixed Rate	—	—	—	—	—%	—%	—	495,713
Interest Only	130,457	20,333	(790)	19,543	2.97%	7.48%	6.69	—
Total Agency RMBS	130,457	20,333	(790)	19,543	2.97%	7.48%	6.69	495,713

Total: Investment Portfolio	$5,309,382	$4,735,341	$(429,324)	$4,306,017	4.46%	5.06%	8.40	$3,221,602
Investments in Debt and Equity of Affiliates	$419,136	$60,136	$(2,154)	$57,982	1.92%	15.57%	3.20	$72,026
Total: GAAP Investment Portfolio	$4,890,246	$4,675,205	$(427,170)	$4,248,035	4.59%	4.92%	8.68	$3,149,576
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
(4)As of September 30, 2022 and December 31, 2021, this line item primarily includes retained tranches from securitizations.
(5)As of September 30, 2022 and December 31, 2021, this line item includes Non-QM interest-only bonds.

Residential Investments

The following table presents the fair value of the loans and securities in our residential investments and a reconciliation to our GAAP residential portfolio (in thousands).

	Fair Value
	September 30, 2022	December 31, 2021
Residential mortgage loans (1)	$4,222,235	$2,663,992
Non-Agency RMBS (2)	64,239	61,897
Total Residential Investments	$4,286,474	$2,725,889
Less: Residential mortgage loans in Investments in Debt and Equity of Affiliates	19,056	28,886
Less: Non-Agency RMBS in Investments in Debt and Equity of Affiliates	38,926	43,140
Total GAAP Residential Investments	$4,228,492	$2,653,863
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

	September 30, 2022								December 31, 2021
	Unpaid Principal Balance		Weighted Average (1)(2)(3)		Aging by Unpaid Principal Balance (1)(2)
		Fair Value	Original LTV Ratio	Current FICO (4)	Current	30-59 Days	60-89 Days	90+ Days	Fair Value
Non-Agency Loans	$2,916,456	$2,684,474	69.24%	732	$2,862,790	$30,305	$9,109	$14,252	$1,844,198
Agency-Eligible Loans	1,360,470	1,235,553	66.56%	760	1,350,150	9,969	351	—	440,837
MATT Non-QM Loans	8,477	8,110	60.41%	677	6,308	—	746	1,423	11,839
Re/Non-Performing Loans	339,082	283,152	79.62%	640	237,314	30,534	10,973	56,378	350,227
Land Related Financing	10,946	10,946	N/A	N/A	N/A	N/A	N/A	N/A	16,891
Total Residential mortgage loans	$4,635,431	$4,222,235	69.19%	734	$4,456,562	$70,808	$21,179	$72,053	$2,663,992
Less: Residential mortgage loans in Investments in Debt and Equity of Affiliates	19,423	19,056	60.41%	677	6,308	—	746	1,423	28,886
Total GAAP Residential mortgage Loans	$4,616,008	$4,203,179	69.20%	734	$4,450,254	$70,808	$20,433	$70,630	$2,635,106
(1)Weighted average and aging data excludes residual positions where we consolidate a securitization and the positions are recorded on our balance sheet as Re/Non-Performing Loans. There may be limited data available regarding the underlying collateral of the residual positions.
(2)Weighted average and aging data excludes Land Related Financing.
(3)Amounts are weighted based on unpaid principal balance.
(4)Weighted average current FICO excludes borrowers where FICO scores were not available.

See Note 3 to the "Notes to Consolidated Financial Statements (unaudited)" for a breakout of geographic concentration of credit risk within loans we include in the "Securitized residential mortgage loans, at fair value" and "Residential mortgage loans, at fair value" line items on our consolidated balance sheets.

Non-Agency RMBS

The following table presents the fair value of our Non-Agency RMBS by credit rating as of September 30, 2022 and December 31, 2021 (in thousands).

Credit Rating - Non-Agency RMBS (1)	September 30, 2022	December 31, 2021
BBB	$8,122	$4,074
BB	8,196	7,709
B	12,843	15,018
Not Rated	35,078	35,096
Total: Non-Agency RMBS	$64,239	$61,897
Less: Non-Agency RMBS in Investments in Debt and Equity of Affiliates	38,926	43,140
Total: GAAP Basis	$25,313	$18,757
(1)Represents the minimum rating for rated assets of S&P, Moody, Morningstar, and Fitch credit ratings, stated in terms of the S&P equivalent.

The following table presents the geographic concentration of the underlying collateral for our Non-Agency RMBS portfolio ($ in thousands).

September 30, 2022			December 31, 2021
State	Fair Value	Percentage	State	Fair Value	Percentage
California	$29,729	46.3%	California	$31,480	50.9%
New York	9,901	15.4%	New York	11,092	17.9%
Florida	4,050	6.3%	Florida	3,661	5.9%
Texas	2,289	3.6%	New Jersey	1,684	2.7%
New Jersey	2,028	3.2%	Texas	1,511	2.4%
Other	16,242	25.2%	Other	12,469	20.2%
Total	$64,239	100.0%	Total	$61,897	100.0%

Agency RMBS

The following table presents the fair value and the Constant Prepayment Rate ("CPR") experienced on our GAAP Agency RMBS portfolio for the periods presented ($ in thousands).

	Fair Value		CPR (1)
Agency RMBS	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
30 Year Fixed Rate	$—	$495,713	—%	6.1%
Interest Only	19,543	—	12.6%	—%
Total/Weighted Average	$19,543	$495,713	12.6%	6.1%
(1)Represents the weighted average monthly CPRs published during the year-to-date period for our in-place portfolio.

Investments in debt and equity of affiliates

See Note 10 to the "Notes to Consolidated Financial Statements (unaudited)" for a breakout of the "Investments in debt and equity of affiliates" line item on our consolidated balance sheets.

Financing activities

We use leverage to finance the purchase of our investment portfolio. Our leverage has primarily been in the form of repurchase agreements, revolving facilities, and securitized debt. Repurchase agreements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date and typically have a term of 30 to 90 days. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a "haircut." The size of the haircut reflects the perceived risk associated with the pledged asset. Haircuts may change as our financing arrangements mature or roll and are sensitive to governmental regulations. Interest rates on borrowings are fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the borrowing at which time we may enter into a new borrowing arrangement at prevailing market rates with the same counterparty or repay that counterparty and negotiate financing with a different counterparty. We have also used revolving facilities, which are typically longer term in nature than repurchase agreements, to finance loans. Interest rates on these facilities are based on prevailing rates corresponding to the terms of the borrowings, and interest is paid on a monthly basis. Repurchase agreements and revolving facilities, which we refer to as our financing arrangements, are generally mark-to-market with respect to margin calls and recourse to us. We had outstanding financing arrangements with six and five counterparties as of September 30, 2022 and December 31, 2021, respectively.

Our financing arrangements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each financing arrangement, typical supplemental terms include requirements of minimum equity and liquidity, leverage ratios, and performance triggers. In addition, some of the financing arrangements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that we fail to comply with the covenants contained in these financing arrangements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the associated agreement. As of September 30, 2022, we are in compliance with all of our financial covenants.

We also use securitized debt to finance our loan portfolio. Securitized debt is generally non-mark-to-market with respect to margin calls and non-recourse to us.

Recourse and non-recourse financing

The below table provides detail on the breakout between recourse and non-recourse financing as of September 30, 2022 and December 31, 2021 (in thousands).

	September 30, 2022	December 31, 2021
Recourse financing - Financing arrangements, including those in Investments in Debt and Equity of Affiliates	$947,366	$1,791,596
Non-recourse financing - Securitized debt, at fair value	3,025,128	999,215
Non-recourse financing - Financing arrangements included in Investments in Debt and Equity of Affiliates	17,625	22,156
Total Financing	3,990,119	2,812,967

Less:
Recourse financing - Financing arrangements included in Investments in Debt and Equity of Affiliates	11,601	13,853
Non-recourse financing - Financing arrangements included in Investments in Debt and Equity of Affiliates	17,625	22,156
Total Financing in Investments in Debt and Equity of Affiliates	29,226	36,009

Total Financing: GAAP Basis	$3,960,893	$2,776,958

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

September 30, 2022	Leverage	Stockholders’ Equity	Leverage Ratio
GAAP Securitized debt, at fair value	$3,025,128
GAAP Financing arrangements	935,765
Restricted cash posted on Financing arrangements	(1,373)
Purchase price payable on loans	794
GAAP Leverage	$3,960,314	$464,296	8.5x
Financing arrangements through affiliated entities	29,226
Non-recourse financing arrangements (1)	(3,042,753)
Economic Leverage	$946,787	$464,296	2.0x
(1) Non-recourse financing arrangements include securitized debt and other non-recourse financing held within MATT.

December 31, 2021	Leverage	Stockholders’ Equity	Leverage Ratio
GAAP Securitized debt, at fair value	$999,215
GAAP Financing arrangements	1,777,743
Restricted cash posted on Financing arrangements	(4,951)
Purchase price payable on loans	87
GAAP Leverage	$2,772,094	$570,380	4.9x
Financing arrangements through affiliated entities	35,744
Non-recourse financing arrangements (1)	(1,021,371)
Net TBA receivable/(payable) adjustment	(394,212)
Economic Leverage	$1,392,255	$570,380	2.4x
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

As described above, our distribution requirements are based on taxable income rather than GAAP net income. Differences between taxable income and GAAP net income include (i) unrealized gains and losses associated with investment and derivative portfolios which are marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized or settled, (ii) temporary differences related to amortization of premiums and discounts paid on investments, (iii) the timing and amount of deductions related to stock-based compensation, (iv) temporary differences related to the recognition of realized gains and losses on sold investments and certain terminated derivatives, (v) taxes, (vi) methods of depreciation and (vii) differences between GAAP income or losses in our TRSs’ and taxable income resulting from dividend distributions to the REIT from our TRSs'. Undistributed taxable income is based on current estimates and is not finalized until we file our annual tax return for that tax year, typically in October of the following year. We did not have any undistributed taxable income as of September 30, 2022.

On July 12, 2021, we announced a one-for-three reverse stock split of our outstanding shares of common stock. The reverse stock split was effected following the close of business on July 22, 2021. All per share amounts and common shares outstanding for all applicable periods presented have been adjusted on a retroactive basis to reflect the one-for-three reverse stock split.

The following table details our common stock dividends declared during the nine months ended September 30, 2022 and 2021.

2022
Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
3/18/2022	3/31/2022	4/29/2022	$0.21
6/15/2022	6/30/2022	7/29/2022	0.21
9/15/2022	9/30/2022	10/31/2022	0.21
Total			$0.63

2021
Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
3/22/2021	4/1/2021	4/30/2021	$0.18
6/15/2021	6/30/2021	7/30/2021	0.21
9/15/2021	9/30/2021	10/29/2021	0.21
Total			$0.60

The following tables detail our preferred stock dividends declared and paid during the nine months ended September 30, 2022 and 2021.

2022			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	8.25% Series A	8.00% Series B	8.000% Series C
2/18/2022	2/28/2022	3/17/2022	$0.51563	$0.50	$0.50
5/2/2022	5/31/2022	6/17/2022	0.51563	0.50	0.50
8/3/2022	8/31/2022	9/19/2022	0.51563	0.50	0.50
Total			$1.54689	$1.50	$1.50

2021			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	8.25% Series A	8.00% Series B	8.000% Series C
2/16/2021	2/26/2021	3/17/2021	$0.51563	$0.50	$0.50
5/17/2021	5/28/2021	6/17/2021	0.51563	0.50	0.50
7/30/2021	8/31/2021	9/17/2021	0.51563	0.50	0.50
Total			$1.54689	$1.50	$1.50

Liquidity and capital resources

Our liquidity determines our ability to meet our cash obligations, including distributions to our stockholders, payment of our expenses, financing our investments and satisfying other general business needs.

Our principal sources of cash consist of borrowings under financing arrangements, principal and interest payments we receive on our investment portfolio, cash generated from our operating results, and proceeds from capital market transactions. We typically use cash to repay principal and interest on our financing arrangements, to purchase loans, real estate securities, and other real estate related assets, to make dividend payments on our capital stock, to repurchase our capital stock, and to fund our operations. We may also generate liquidity when restricted cash that was pledged as collateral for clearing and executing trades, derivatives, and financing arrangements becomes unrestricted when the related collateral requirements are exceeded or at the maturity of the derivative or financing arrangement. Refer to "—Margin requirements" below discussing instances where we may use liquidity to meet margin requirements. At September 30, 2022, we had $79.7 million of liquidity, which consisted of $77.6 million of cash and cash equivalents and $2.1 million of unencumbered Agency RMBS. At October 31, 2022, total liquidity was $103.8 million, which consisted of $101.7 million of cash and cash equivalents and $2.1 million of unencumbered Agency RMBS. Refer to the "Contractual obligations" section of this Item 2 for additional obligations that could impact our liquidity.

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

Similar to the margin calls that we receive on our borrowing agreements, we may also receive margin calls on our derivative instruments when their fair value declines. This typically occurs when prevailing market rates change adversely, with the severity of the change also dependent on the terms of the derivatives involved. We may also receive margin calls on our derivatives based on the implied volatility of interest rates. Our posting of collateral with our counterparties can be done in cash or assets, and is generally bilateral, which means that if the fair value of our interest rate hedges increases, our counterparty will be required to post collateral with us. Refer to the "Liquidity risk – derivatives" section of Item 3 below for a further discussion on margin.

Cash flows

The below details changes to our cash, cash equivalents, and restricted cash for the nine months ended September 30, 2022 and 2021 ($ in thousands).

	Nine Months Ended
	September 30, 2022	September 30, 2021	Change
Cash and cash equivalents and restricted cash, Beginning of Period	$100,229	$62,318	$37,911

Net cash provided by (used in) operating activities (1)	16,806	19,765	(2,959)
Net cash provided by (used in) investing activities (2)	(1,491,640)	(878,706)	(612,934)
Net cash provided by (used in) financing activities (3)	1,474,041	925,449	548,592

Net change in cash and cash equivalents and restricted cash	(793)	66,508	(67,301)
Effect of exchange rate changes on cash	—	10	(10)
Cash and cash equivalents and restricted cash, End of Period	$99,436	$128,836	$(29,400)
(1)Cash provided by operating activities is primarily attributable to net interest income less operating expenses for the nine months ended September 30, 2022.
(2)Cash used in investing activities for the nine months ended September 30, 2022 was primarily attributable to purchases of investments, offset by sales of investments, principal repayments on investments, and the settlement of derivatives.
(3)Cash provided by financing activities for the nine months ended September 30, 2022 was primarily attributable to issuance of securitized debt, offset by net repayments of financing arrangements and dividend payments.

Stock repurchase programs

During the nine months ended September 30, 2022, we repurchased 1.4 million shares for $11.0 million under the common stock repurchase program authorized by our Board of Directors on November 3, 2015 (the "2015 Repurchase Program"). During the three and nine months ended September 30, 2021, we repurchased 0.3 million shares for $2.8 million under the 2015 Repurchase Program. As of June 30, 2022, the $25.0 million maximum repurchase amount authorized under the 2015 Repurchase Program was fully utilized.

On August 3, 2022, our Board of Directors authorized the 2022 Repurchase Program to repurchase up to $15.0 million of our outstanding common stock on substantially the same terms as the 2015 Repurchase Program. The 2022 Repurchase Program does not have an expiration date and permits us to repurchase our shares through various methods, including open market repurchases, privately negotiated block transactions and Rule 10b5-1 plans. We may repurchase shares of our common stock from time to time in compliance with SEC regulations and other legal requirements. The extent to which we repurchase our shares, and the timing, manner, price, and amount of any such repurchases, will depend upon a variety of factors including market conditions and other corporate considerations as determined by management, as well as the limits of the 2022 Repurchase Program and our liquidity and business strategy. The 2022 Repurchase Program does not obligate us to acquire any particular amount of shares and may be modified or discontinued at any time. During the three and nine months ended September 30, 2022, we repurchased 0.4 million shares for $2.3 million under the 2022 Repurchase Program. As of September 30, 2022, approximately $12.7 million of common stock remained authorized for future share repurchases under the 2022 Repurchase Program.

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

Equity distribution agreements

On May 5, 2017, we entered into an equity distribution agreement with each of Credit Suisse Securities (USA) LLC and JMP Securities LLC (collectively, the "Sales Agents"), which we refer to as the "Equity Distribution Agreements," pursuant to which we may sell up to $100.0 million aggregate offering price of shares of our common stock from time to time through the Sales Agents, under the Securities Act of 1933. For the three and nine months ended September 30, 2022, we did not issue any shares of common stock under the Equity Distribution Agreements. For the three months ended September 30, 2021, we did not issue any shares under the Equity Distribution Agreements. For the nine months ended September 30, 2021, we issued 1.0 million shares of common stock under the Equity Distribution Agreements for net proceeds of approximately $13.1 million. Since inception of the program, we have issued approximately 2.2 million shares of common stock under the Equity Distribution Agreements for gross proceeds of $48.3 million.

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

Management fee

The management fee is calculated and payable quarterly in arrears in an amount equal to 1.50% of our Stockholders’ Equity, per annum. For purposes of calculating the management fee, "Stockholders’ Equity" means the sum of the net proceeds from any issuances of equity securities (including preferred securities) since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance, and excluding any future equity issuance to the Manager), plus our retained earnings at the end of such quarter (without taking into account any non-cash equity compensation expense or other non-cash items described below incurred in current or prior periods), less any amount that we pay for repurchases of our common stock, excluding any unrealized gains, losses or other non-cash items that have impacted stockholders’ equity as reported in our financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP, and certain other non-cash charges after discussions between the Manager and our independent directors and after approval by a majority of our independent directors. Stockholders’ Equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders’ equity shown on our financial statements. The below table details the management fees incurred during the three and nine months ended September 30, 2022 and 2021 (in thousands).

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Management fee to affiliate	$2,064	$1,693	$5,984	$5,014

As of September 30, 2022 and December 31, 2021, we have recorded management fees payable of $2.1 million and $1.8 million, respectively. The management fee payable is included within the "Due to affiliates" item within the "Other liabilities" line item on the consolidated balance sheets.

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

We record expenses reimbursed to our Manager or its affiliates within the "Other operating expenses" and "Transaction related expenses" line items on the consolidated statements of operations. The below table details the expense reimbursement incurred during the three and nine months ended September 30, 2022 and 2021 (in thousands).

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Operating expenses (1)	$1,405	$1,125	$4,215	$3,375
Deal related expenses (1)	261	189	637	518
Transaction related expenses (2)	738	251	2,484	331
Expense reimbursements to affiliates	$2,404	$1,565	$7,336	$4,224
(1)Included in the "Other operating expenses" line item on the consolidated statement of operations.
(2)Included in the "Transaction related expenses" line item on the consolidated statement of operations.

For the year ended December 31, 2021, our Manager agreed to waive its right to receive expense reimbursements of $0.8 million. For the three and nine months ended September 30, 2021, we reduced our expense reimbursement amount by $0.2 million and $0.6 million, respectively. As of September 30, 2022 and December 31, 2021, we recorded reimbursements payable to our Manager or its affiliates of $2.5 million and $2.1 million, respectively. The Reimbursement payable to the Manager or its affiliates is included within the "Due to affiliates" item within the "Other liabilities" line item on the consolidated balance sheets.

Share-based compensation

The AG Mortgage Investment Trust, Inc. 2020 Equity Incentive Plan, which became effective on April 15, 2020 following the approval of our stockholders at our 2020 annual meeting of stockholders, provides for a maximum of 666,666 shares of common stock that may be issued under the plan. The maximum number of shares of common stock granted during a single fiscal year to any non-employee director, taken together with any cash fees paid to such non-employee director during any fiscal year, shall not exceed $300,000 in total value (calculating the value of any such awards based on the grant date fair value). As of September 30, 2022, 570,901 shares of common stock were available to be awarded under the Equity Incentive Plan.

Since inception of the 2020 Equity Incentive Plan and through September 30, 2022, we have granted an aggregate of 95,765 shares of restricted common stock to our independent directors under our 2020 Equity Incentive Plan, all of which have vested.

The AG Mortgage Investment Trust, Inc. 2021 Manager Equity Incentive Plan (the "2021 Manager Plan"), which became effective on April 7, 2021 following the approval of our stockholders at our 2021 annual meeting of stockholders, provides for a maximum of 573,425 shares of common stock that may be subject to awards thereunder to our Manager. As of September 30, 2022, there were no shares or awards issued under the 2021 Manager Plan. Following the execution of the third amendment to our management agreement in November 2021 related to the incentive fee, our compensation committee no longer expects to continue its historical practice of making periodic equity grants to the Manager pursuant to the 2021 Manager Equity Incentive Plan.

Unfunded commitments

See Note 12 of the "Notes to Consolidated Financial Statements (unaudited)" for detail on our commitments as of September 30, 2022.

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

We record TBA purchases and sales on the trade date and present the purchase or receipt net of the corresponding payable or receivable until the settlement date of the transaction. Refer to Note 7 to the "Notes to Consolidated Financial Statements (unaudited)" for additional detail on TBAs as of September 30, 2022, if applicable.

For additional information on our commitments as of September 30, 2022, refer to Note 12 of the "Notes to Consolidated Financial Statements (unaudited)." We do not expect these commitments, taken as a whole, to be significant to, or to have a material impact on, our overall liquidity or capital resources or our operations.

Critical accounting policies

We prepare our consolidated financial statements in conformity with GAAP, which requires the use of estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based, in part, on our judgment and assumptions regarding various economic conditions that we believe are reasonable based on facts and circumstances existing at the time of reporting. We believe that the estimates, judgments and assumptions utilized in the preparation of our consolidated financial statements are prudent and reasonable. Although our estimates contemplate conditions as of September 30, 2022 and how we expect them to change in the future, it is reasonably possible that actual conditions could be different than anticipated in arriving at those estimates, which could materially affect reported amounts of assets, liabilities and accumulated other comprehensive income at the date of the consolidated financial statements and the reported amounts of income, expenses and other comprehensive income during the periods presented.

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

Compliance with Investment Company Act and REIT Tests

We conduct our business so as to maintain our exempt status under, and not to become regulated as an investment company for purposes, of the Investment Company Act. Under Section 3(a)(1)(A) of the Investment Company Act, a company is an investment company if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an investment company if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire "investment securities" having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis (the "40% Test"). "Investment securities" do not include, among other things, U.S. government securities, and securities issued by majority-owned subsidiaries that (i) are not investment companies and (ii) are not relying on the exceptions from the definition of investment company provided by Section 3(c)(1) or 3(c)(7) of the Investment Company Act (the so called "private investment company" exemptions). We closely monitor our holdings to ensure continuing and ongoing compliance with the 40% Test. As of December 31, 2021 and September 30, 2022, we determined that we maintained compliance with the 40% Test requirements.

If we failed to comply with the 40% Test or another exemption under the Investment Company Act and became regulated as an investment company, our ability to, among other things, use leverage would be substantially reduced and, as a result, we would be unable to conduct our business as described in this Report. Accordingly, in order to maintain our exempt status, we closely monitor our subsidiaries' holdings to ensure continuing and ongoing compliance with Section 3(c)(5)(C) of the Investment Company Act, which exempts from the definition of "investment company" entities primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. The staff of the Securities and Exchange Commission, or the SEC, generally requires an entity relying on Section 3(c)(5)(C) to invest at least 55% of its portfolio in "qualifying assets" (the "55% Test") and at least another 25% in additional qualifying assets or in "real estate-related" assets (with no more than 20% comprised of miscellaneous assets) (the "80% Test"). As of December 31, 2021 and September 30, 2022, we determined that our subsidiaries maintained compliance with both the 55% Test and the 80% Test requirements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary components of our market risk relate to interest rates, liquidity, prepayment rates, real estate, credit and basis risk. While we do not seek to avoid risk completely, we seek to assume risk that can be reasonably quantified from historical experience and to actively manage that risk, to earn sufficient returns to justify taking those risks and to maintain capital levels consistent with the risks we undertake. Many of these risks have become particularly heightened due to sustained inflation, rising mortgage rates, the Federal Reserve's monetary policy actions, and the COVID-19 pandemic.

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

Generally, in a rising interest rate environment, the fair value of our loan and real estate securities portfolios would be expected to decrease, all other factors being held constant. In particular, the portion of our loan and real estate securities portfolios with fixed-rate coupons would be expected to decrease in value more severely than that portion with a floating-rate coupon. This is because fixed-rate coupon assets tend to have significantly more duration, or price sensitivity to changes in interest rates, than floating-rate coupon assets. Fixed-rate assets currently represent a majority of our portfolio.

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

The following chart details information about our duration gap as of September 30, 2022.

Duration (1)(2)	Years
Agency RMBS	(0.01)
Residential Investments (3)	4.27
Hedges	(2.03)
Duration Gap	2.23
(1)Duration related to financing arrangements is netted within its respective line items.
(2)Duration does not include our investment in AG Arc LLC.
(3)Residential Investments are inclusive of forward purchase commitments to acquire Non-Agency Loans and Agency-Eligible Loans as of September 30, 2022.

The following table quantifies the estimated percent changes in GAAP equity, the fair value of our assets, and projected net interest income should interest rates go up or down instantaneously by 25, 50, and 75 basis points, assuming (i) the yield curves of the rate shocks will be parallel to each other and the current yield curve and (ii) all other market risk factors remain constant. These estimates were compiled using a combination of third-party services and models, market data and internal models. All changes in equity, assets and income are measured as percentage changes from the projected net interest income and GAAP equity from our base interest rate scenario. The base interest rate scenario assumes spot and forward interest rates existing as of September 30, 2022. Actual results could differ materially from these estimates.

Agency RMBS and Agency-Eligible Loan assumptions attempt to predict default and prepayment activity at projected interest rate levels. To the extent that these estimates or other assumptions do not hold true, actual results will likely differ materially from projections and could result in percentage changes larger or smaller than the estimates in the table below. Moreover, if different models were employed in the analysis, materially different projections could result. In addition, while the table below reflects the estimated impact of interest rate increases and decreases on a static portfolio as of September 30, 2022, our Manager may from time to time sell any of our investments as a part of the overall management of our investment portfolio.

Change in Interest Rates (basis points) (1)(2)	Change in Fair Value as a Percentage of GAAP Equity (3)	Change in Fair Value as a Percentage of Assets (3)	Percentage Change in Projected Net Interest Income (4)
75	(4.7)%	(0.5)%	(0.8)%
50	(3.2)%	(0.3)%	(0.6)%
25	(1.6)%	(0.2)%	(0.3)%
(25)	1.7%	0.2%	0.3%
(50)	3.4%	0.4%	0.5%
(75)	5.1%	0.5%	0.8%
(1)Includes investments held through affiliated entities that are reported as "Investments in debt and equity of affiliates" on our consolidated balance sheet, but excludes AG Arc.
(2)Does not include cash investments, which typically have overnight maturities and are not expected to change in value as interest rates change.
(3)Changes in fair value as a percentage of GAAP equity and assets are inclusive of forward purchase commitments to acquire Non-Agency Loans and Agency-Eligible Loans as of September 30, 2022.
(4)Interest income includes trades settled as of September 30, 2022.

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

Liquidity risk – financing arrangements

We pledge mortgage loans or real estate securities and cash as collateral to secure our financing arrangements. Should the fair value of our mortgage loans or real estate securities pledged as collateral decrease (as a result of rising interest rates, changes in prepayment speeds, widening of credit spreads or otherwise), we will likely be subject to margin calls for additional collateral from our financing counterparties. Should the fair value of our mortgage loans or real estate securities decrease materially and suddenly, margin calls will likely increase causing an adverse change to our liquidity position which could result in substantial losses. In addition, we cannot be assured that we will always be able to roll our financing arrangements at their scheduled maturities, which could cause material additional harm to our liquidity position and result in substantial losses. Further, should funding conditions tighten as they did during the Great Financial Crisis (2007-2009) and the onset of the COVID-19 pandemic (2020), our financing arrangement counterparties may increase our margin requirements on new financings, including repurchase transactions that we roll at maturity with the same counterparty. This would require us to post additional collateral and would reduce our ability to use leverage and could potentially cause us to incur substantial losses.

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

In addition, our interest rate hedges are structured in part based upon assumed levels of future prepayments within our mortgage loan or real estate securities portfolio. If prepayments are slower or faster than assumed, the life of the real estate securities or mortgage loans will be longer or shorter than assumed, respectively, which could reduce the effectiveness of our Manager’s hedging strategies and may cause losses on such transactions.

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2022. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

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

On August 3, 2022, the Company’s Board of Directors authorized the 2022 Repurchase Program to repurchase up to $15.0 million of the Company's outstanding common stock. The Board's authorization does not have an expiration date. The following table presents information related to our purchases of our common stock pursuant to the 2022 Repurchase Program during the three months ended September 30, 2022:

Period (1)	Total Number of Shares Purchased	Weighted Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
July 1, 2022 to July 31, 2022	—	$—	—	$—
August 1, 2022 to August 31, 2022	221,581	6.71	221,581	13,512,601
September 1, 2022 to September 30, 2022	163,006	5.23	163,006	12,660,645
Total	384,587	$6.08	384,587	$12,660,645
(1)Based on trade date.
(2)Includes brokerage commissions and clearing fees.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION.

On November 3, 2022, our Board of Directors approved an amendment and restatement of our Bylaws (our "Amended and Restated Bylaws"), which became effective that same day. Among other things, our Amended and Restated Bylaws:

•enhance disclosure and procedural requirements in connection with stockholder nominations of directors, including by (i) requiring any stockholder submitting a director nomination notice to represent as to whether such stockholder intends to solicit proxies in support of director nominees other than our nominees in accordance with Rule 14a-19 under the Exchange Act, (ii) requiring such nominating stockholder to provide reasonable evidence, at our request, that certain requirements of Rule 14a-19 have been satisfied, (iii) permitting us to disregard proxies or votes solicited for such stockholder's nominees if such stockholder fails to comply with requirements of Rule 14a-19, and (iv) incorporating other technical changes in light of the universal proxy rules adopted by the SEC; and

•clarify that a stockholder is permitted to cast a vote by proxy filed in accordance with the procedures established by us if that proxy is (i) executed by such stockholder or its agent in a manner permitted by applicable law, (ii) compliant with Maryland law and our bylaws, and (iii) filed in accordance with the procedures established by us.

The preceding summary of our Amended and Restated Bylaws is not complete and is qualified in its entirety by reference to, and should be read in connection with, the complete copy of our Amended and Restated Bylaws attached hereto as Exhibit 3.3 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

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

31.1*	Certification of Thomas J. Durkin pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Anthony W. Rossiello pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Thomas J. Durkin pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Anthony W. Rossiello pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AG MORTGAGE INVESTMENT TRUST, INC.

November 8, 2022	By:	/s/ THOMAS J. DURKIN
Thomas J. Durkin
Chief Executive Officer and President (principal executive officer)

November 8, 2022	By:	/s/ ANTHONY W. ROSSIELLO
Anthony W. Rossiello
Chief Financial Officer (principal financial officer and principal accounting officer)