Form 10-K
period 2022-12-31
AG Mortgage Investment Trust, Inc.
filed 2023-02-27
CIK 1514281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________
FORM 10-K
 _____________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     Yes  ☒    No  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☒

The aggregate market value of the registrant’s voting common stock held by non-affiliates as of June 30, 2022 was $142,135,979.

As of February 17, 2023, there were 21,208,757 shares of common stock outstanding.

_____________________________________________________________________

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2023 annual meeting of stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

These forward-looking statements are based upon information presently available to our management and are inherently subjective, uncertain and subject to change. There can be no assurance that actual results will not differ materially from our expectations. Some, but not all, of the factors that might cause such a difference include, without limitation:

•the impact of the COVID-19 pandemic, labor shortages, supply chain imbalances, the conflict between Russia and Ukraine, inflation, and the potential for an economic recession;
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

We caution investors not to rely unduly on any forward-looking statements, which speak only as of the date made, and urge you to carefully consider the risks noted above in this Annual Report on Form 10-K for the year ended December 31, 2022 and any subsequent filings. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements that we make, or that are attributable to us, are expressly qualified by this cautionary notice.

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

Our investment portfolio (which excludes our ownership in Arc Home) includes Residential Investments and Agency RMBS. Currently, our Residential Investments primarily consist of newly originated Non-Agency Loans and Agency-Eligible Loans, which we refer to as our target assets. In addition, we may also invest in other types of residential mortgage loans and other mortgage related assets. As of December 31, 2022, our investment portfolio consisted of the following:

Asset Class	Description
Target Assets
Non-Agency Loans(1)(2)
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

Agency-Eligible Loans(1)	•Agency-Eligible Loans are loans that are underwritten in accordance with GSE guidelines and are primarily secured by investment properties, but are not guaranteed by a GSE.
Non-Agency Residential Mortgage-Backed Securities ("RMBS")(3)
•Non-Agency RMBS represent fixed- and floating-rate RMBS issued by entities other than U.S. GSEs or agencies of the U.S. government. The mortgage loan collateral consists of either Non-Agency Loans or Agency-Eligible Loans.

Other Residential Mortgage Related Assets
Re/Non-Performing Loans(1)(2)	•Performing, re-performing, and non-performing loans are residential mortgage loans collateralized by a first lien mortgaged property.
Land Related Financing(2)	•First mortgage loans originated to third-party land developers and home builders for purposes of the acquisition and horizontal development of land.
Agency RMBS(3)	•Agency RMBS represent interests in pools of residential mortgage loans guaranteed by a GSE such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government such as Ginnie Mae.
(1)Loans held directly are included in the "Securitized residential mortgage loans, at fair value," the "Residential mortgage loans, at fair value," and the "Residential mortgage loans held for sale, at fair value" line items on our consolidated balance sheets.
(2)Investments held through our unconsolidated affiliates are included in the "Investments in debt and equity of affiliates" line item on our consolidated balance sheets. This includes certain retained tranches from unconsolidated Non-QM securitizations held indirectly through our investment in Mortgage Acquisition Trust I LLC ("MATT"), certain retained tranches from unconsolidated Re/Non-Performing Loan securitizations which we hold alongside other private funds under the management of Angelo Gordon, and Land Related Financing.
(3)Non-Agency RMBS, as well as Agency RMBS, are included in the "Real estate securities, at fair value" line item on our consolidated balance sheets

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

Our Manager and Angelo Gordon

We are externally managed by AG REIT Management, LLC (our "Manager"), a subsidiary of Angelo Gordon. Pursuant to the terms of our management agreement, our Manager provides us with our management team, including our officers, along with appropriate support personnel. All of our officers are employees of Angelo Gordon or its affiliates. We do not have any employees. Our Manager is at all times subject to the supervision and oversight of our Board of Directors and has only such functions and authority as our Board of Directors delegates to it. Our Manager has delegated to Angelo Gordon the overall responsibility with respect to our Manager’s day-to-day duties and obligations arising under our management agreement. Angelo Gordon is a registered investment adviser under the Investment Advisers Act of 1940, as amended.

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

Our financing and hedging strategy

We use leverage to increase potential returns to our stockholders and to fund the acquisition of our investment portfolio. Our financing strategy is designed to increase the size of our investment portfolio by borrowing against the fair value of the assets in our portfolio. When acquiring residential mortgage loans and other assets, we finance our investments using repurchase agreements or similar financing arrangements, which we refer to collectively as "financing arrangements." Upon accumulating a targeted amount of residential mortgage loans, we finance these assets utilizing long-term, non-recourse, non-mark-to-market securitizations as market conditions permit.

Repurchase agreements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a "haircut." The size of the haircut reflects the perceived risk associated with the pledged asset. Haircuts may change as our financing arrangements mature or roll and are sensitive to governmental regulations. Interest rates for our financing arrangements are determined based on prevailing rates (typically a spread over a base rate) corresponding to the terms of the borrowings, and interest is paid on a monthly basis or, for shorter term arrangements, at the end of the term. Repurchase agreements typically have a term of up to one year for loans and a term of 30 to 90 days for securities. Repurchase agreements are generally mark-to-market with respect to margin calls and recourse to us.

Our financing arrangements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each financing arrangement, typical supplemental terms include requirements of minimum equity and liquidity, leverage ratios, and performance triggers. In addition, some of the financing arrangements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that we fail to comply with the covenants contained in these financing arrangements or are otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the associated agreement. As of December 31, 2022, we are in compliance with all of our financial covenants.

Subject to maintaining our qualification as a REIT and our Investment Company Act exemption, we utilize derivative instruments in an effort to hedge certain interest rate risk associated with the financing of our investment portfolio. Specifically, we seek to hedge our exposure to potential interest rate mismatches between the interest we earn on our investments and our borrowing costs caused by fluctuations in short-term interest rates. We may utilize interest rate swaps, swaption agreements, and other financial instruments such as short positions in to-be-announced securities. In utilizing leverage and interest rate derivatives, our objectives are to improve risk-adjusted returns and, where possible, to lock in, on a long-term basis, a spread between the yield on our assets and the costs of our financing and hedging.

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

Allocation policy

Consistent with its duties as a registered investment adviser, Angelo Gordon has an investment allocation policy that governs the allocations of investment opportunities among itself and its clients, and this investment allocation policy also applies to our Manager and us. Pursuant to this policy, Angelo Gordon and our Manager allocate investment opportunities among its clients in a manner which is fair and equitable over time and does not favor one client or group of clients.

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

Competition

Our net income depends, in large part, on our ability to acquire assets at favorable spreads over our borrowing and hedging costs. In acquiring our investments, we compete with other mortgage REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental bodies, hedge funds, and other entities. In addition, numerous REITs and specialty finance companies have similar asset acquisition objectives to ours. These other REITs and specialty finance companies increase competition for the available supply of our target assets suitable for purchase. Many of our competitors are significantly larger than we are, have greater access to capital and other resources and may have other advantages over us. Our competitors may include other entities managed by affiliates of our Manager. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than we can. Market conditions may attract more competitors, which may increase the competition for sources of financing. An increase in the competition for sources of financing could adversely affect the availability and cost of financing.

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

As of December 31, 2022, Angelo Gordon had over 650 employees.

Recruiting and Employee Retention

In order to attract, retain, and support talented employees, Angelo Gordon strives to offer competitive compensation and benefits, partner with diverse recruitment organizations, participate in industry-oriented, Diversity and Inclusion focused initiatives (as described further below), and provide employees with ample opportunity to give back to the communities they work in and around. Angelo Gordon also offers its full-time employees access to robust health and wellness programs, including:

•Health insurance, paid time off and leave programs
•Bright Horizons back-up care program
•401(k) plan
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
For example:

•2/3 of our Board members are independent and our Board has an independent, Non-Executive Chair.
•33% of our Board members are female.
•We are committed to Board refreshment (4 year average director tenure).
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

Summary Risk Factors

Risks Related to our Company, Business, and Operations
•Our ability to grow our business is dependent upon our Manager's ability to source, acquire and finance a large volume of desirable non-agency loans and other target assets on attractive terms.
•Disruptive, exogenous geopolitical or other macroeconomic events or large-scale conflicts, including warfare among countries could materially and adversely affect our business.
•The mortgage loans we acquire or that underlie our RMBS expose us to significant credit risk that could negatively affect the value of those investments.
•We engage in securitization transactions relating to residential mortgage loans which exposes us to potentially material risks.
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
•The outbreak of highly infectious or contagious diseases could adversely impact or cause disruption to our financial condition and results of operations.
•Increases in interest rates could adversely affect the value of our investments and cause our interest expense to increase, which could negatively affect our profitability and our ability to make distributions.
•Failure of the U.S. federal government to manage its fiscal matters or to raise or further suspend the debt ceiling, and changes in the amount of federal debt, may negatively impact the economic environment and adversely impact our results of operations.
•We may be adversely affected by risks affecting borrowers or the asset or property types in which our investments may be concentrated at any given time, as well as from climate change or other unfavorable changes in the related geographic regions.
•Climate change, climate change-related initiatives and regulation and the increased focus on environmental, social and governance (ESG) issues, may adversely affect our business and financial results and damage our reputation.
•Cybersecurity risks may cause a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our business.

•The failure of servicers to effectively service the mortgage loans in our portfolio and the MSRs in Arc Home's portfolio may materially and adversely affect us, and market disruptions may make it more difficult for the loan servicers to perform a variety of services for us, which may adversely impact our business and financial results.
•Arc Home is highly dependent upon programs administered by the GSEs, and changes in the GSEs’ servicing or origination guidelines or overall operations could have a material adverse effect on Arc Home’s business.
•Arc Home is subject to extensive licensing requirements and regulation, which could materially and adversely affect us.
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
•We invest in GSE Non-Owner Occupied Loans, which expose us to an increased risk of loss.
•Changes in prepayment rates may adversely affect the return on our investments.
•Prepayment rates are difficult to predict, and market conditions may disrupt the historical correlation between interest rate changes and prepayment trends.
•Any credit ratings assigned to our investments will be subject to ongoing evaluations and revisions and we cannot assure you that those ratings will not be downgraded.
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
•The Federal Reserve's actions and statements regarding monetary policy and the management of its balance sheet can affect the fixed income and mortgage finance markets in ways that could adversely affect our future business and financial results and the value of, and returns on, real estate-related investments and other assets we own or may acquire.
•The replacement of LIBOR with SOFR-based rates or other alternative reference rates may adversely affect the value of the financial obligations to be held or issued by us that are linked to LIBOR.
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
Risks Related to our Organization and Strategy
•Loss of our exemption from regulation under the Investment Company Act would impose significant limits on our operations, which would negatively affect the value of shares of our common stock and our ability to distribute cash to our stockholders.
•Certain provisions of Maryland law could inhibit a change in our control.
Other Risks Related to Ownership of Our Common Stock
•Investing in our common stock may involve a high degree of risk. Investors in our common stock may experience losses, volatility, and poor liquidity, and we may reduce our dividends in a variety of circumstances.

Risks Related to our Company, Business, and Operations

Our ability to grow our business is dependent upon our Manager's ability to source, acquire and finance a large volume of desirable non-agency loans and other target assets on attractive terms.

Our investment strategy is focused on acquiring and securitizing newly-originated residential non-agency mortgage loans. Our ability to successfully execute this strategy, grow our business, and achieve attractive risk-adjusted returns for our stockholders are dependent upon our Manager's ability to source, acquire and finance on our behalf a large volume of desirable non-agency loans and other target assets on attractive terms, and our Manager may be unable to do so for many reasons. We derive a portion of our non-agency loans through Arc Home. Arc Home is heavily dependent on its ability to fund its non-agency loans through warehouse facilities, which are generally short-term in nature. If Arc Home is unable to renew or obtain new facilities, it would adversely impact its ability to grow its non-agency loan production and its overall business. In addition, Arc Home has no obligation to sell non-agency loans and other target assets to us and our Manager may be unable to locate other originators that are able or willing to originate non-agency loans and other target assets that meet our standards on favorable terms or at all. General economic factors, such as recession, declining home values, unemployment and high interest rates, all of which we are currently experiencing, have and may continue to limit the supply of available non-agency loans and other target assets.

Moreover, competition for non-agency loans and other target assets or changes in GSE regulations may drive down supply or drive up prices, making it uneconomical to purchase such loans or other target assets. For instance, in acquiring non-agency loans and other target assets from unaffiliated parties, we compete with a broad spectrum of institutional investors, many of which have greater financial resources than us. Increased competition for, or a reduction in the available supply of, qualifying investments could result in higher prices for (and thus lower yields on) such investments, which could narrow the yield spread over borrowing costs. Competition may also reduce the number of investment opportunities available to us and may adversely affect the terms upon which investments can be made. We may incur due diligence or other costs on investments which may not be successful or may not be completed at all. As a result, we may incur additional costs to acquire a sufficient volume of non-agency loans and other target assets or be unable to acquire such loans and other target assets at reasonable prices or at all. There can be no assurance that attractive investments will be available for us or that available investments will meet our strategies. If we cannot source, acquire and finance an adequate volume of desirable non-agency loans and other target assets on attractive terms or at all, we may be materially and adversely affected.

Further, the success of our investment strategy is highly dependent upon our ability to finance our target assets through non-recourse, non-mark-to-market securitization transactions. During 2022, market conditions for securitizations grew increasingly challenging with market spreads widening to unprecedented levels. While there have been signs of improvement in the securitization markets in 2023, there is no guarantee that conditions will continue to improve. Prior to executing a securitization transaction, we typically acquire assets with warehouse financing subject to margin calls which typically are associated with a higher level of risk than other non-recourse, non-mark-to-market financing. In executing securitization transactions, we rely on third-party service providers, including custodians, rating agencies, servicers, and due diligence firms, to support the completion of such transactions in a timely and efficient manner. These third-party service providers may not have sufficient resources to dedicate the appropriate time and attention needed for securitization transactions conducted by us and our competitors. Resources, including sufficient personnel resources, of third-party service providers may be negatively impacted by a variety of factors. To the extent that third-party service providers on which we rely are not able to dedicate sufficient resources to provide the necessary services to us, we may be delayed in completing, or unable to complete, securitization transactions on the pace anticipated in our business plan and our operating results may be materially and adversely impacted.

Further, certain jurisdictions require a license to purchase, hold, enforce or sell residential mortgage loans. We may contribute our loans to entities, including one or more trusts whose trustee is a national bank, which rely on exemptions from state licensing requirements. Certain states have and others could seek to challenge such analysis and ultimately require us to obtain any necessary state license. There can be no assurance that the use of trusts will satisfy an exemption from licensing requirements because regulatory agencies may adopt a different interpretation of various laws. If a license is required, there can be no assurance that we will be able to obtain the requisite licenses in a timely manner or at all or in all necessary jurisdictions, or that the use of the trusts will reduce the requirement for licensing, any of which could limit our ability to invest in residential mortgage loans. Our failure to obtain and maintain required licenses may expose us to penalties or other claims and may affect our ability to acquire an adequate and desirable supply of mortgage loans to conduct our securitization program and, as a result, could harm our business.

Disruptive, exogenous geopolitical or other macroeconomic events or large-scale conflicts, including warfare among countries could materially and adversely affect our business.

From time to time, tensions between countries may erupt into warfare and may adversely affect neighboring countries and those who conduct trade or foreign relations with those affected regions. Such acts of war may cause widespread and lingering damage on a global scale, including, but not limited to, (i) safety and cyber security, (ii) the economy, and (iii) global relations.

In February 2022, Russia invaded Ukraine following years of strained diplomatic relations between the two countries, which was heightened in 2021 when Russia amassed large numbers of military ground forces and support personnel on the Ukraine-Russia border. In response to the invasion and ensuing war, many countries, including the U.S., imposed significant economic and other sanctions against Russia. The war has created the largest refugee crisis in Europe since World War II and has inflicted significant damage to Ukraine’s infrastructure and economy. Both countries’ economies may be significantly affected, which may also adversely impact the global economy, including the U.S. economy. The humanitarian crisis that has resulted from the war is likely to have pronounced and enduring impact on Ukraine, as well as a significant impact to neighboring countries that have accepted refugees. Further, Russia has launched an onslaught of cyberwarfare against Ukraine as part of its ongoing invasion, targeting the country’s critical infrastructure, government agencies, media organizations, and related think tanks in the U.S. and EU.

The U.S. federal government has cautioned Americans on the possibility of Russia targeting the U.S. with cyber attacks in retaliation for sanctions that the U.S. has imposed and has urged both the public and private sectors to strengthen their cyber defenses and protect critical services and infrastructure. Additionally, President Biden directed government bodies to mandate cybersecurity and network defense measures within their respective jurisdictions and has initiated action plans to reinforce cybersecurity within the electricity, pipeline, and water sectors. The current administration also launched joint efforts with Cybersecurity and Infrastructure Security Agency (CISA) through its “Shields Up” campaign to defend the U.S. against possible cyber attacks. CISA published advisories warning of Russian state-sponsored threat actors targeting “COVID-19 research, governments, election organizations, healthcare and pharmaceutical, defense, energy, video gaming, nuclear, commercial facilities, water, aviation, and critical manufacturing” sectors in the U.S. and other Western nations. While we have not experienced such cyber attacks and have not detected activity that would indicate a planned cyber attack, to date, it is yet unknown whether Russia would be successful in breaching our network defenses or, more broadly, those within the areas listed above, which, if successful, may cause disruptions to critical infrastructure required for our operations and livelihoods, or those of borrowers of our loans or underlying our investments and service providers.

Disruption, instability, volatility, and decline in economic activity, regardless of where it occurs, whether caused by acts of war, other acts of aggression, or terrorism, could in turn also cause higher interest rates, inflation or general economic uncertainty, which could negatively impact borrowers of our loans or underlying our investments, service providers, or otherwise adversely impact the value of our assets.

In addition, during 2020, we experienced a significant amount of realized and unrealized losses on our assets as a result of the volatile conditions created by the COVID-19 pandemic. Similarly disruptive exogenous events may occur in the future. The subsequent disposition or sale of such impacted assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale. These risks may be more pronounced for investments with significant credit risk, as discussed above. If we experience a decline in the fair value of our investments, it could materially and adversely affect our business, results of operations, financial condition and ability to make distributions to our stockholders.

The mortgage loans we acquire or that underlie our RMBS expose us to significant credit risk that could negatively affect the value of those investments.

As of December 31, 2022, our residential loan portfolio was our predominant asset class, and we expect to continue to seek investment opportunities primarily focused on residential whole loans. We are exposed to significant credit risk primarily through direct investments in residential real estate mortgage loans and the ownership of RMBS. Investors in residential mortgage assets assume the risk that the related borrowers may default on their obligations to make full and timely payments of principal and interest, as well as the risks discussed below, among other risks.

No U.S. Government Guarantee or Structural Credit Enhancement. We acquire residential mortgage loans primarily within the non-agency segment of the housing market, including agency-eligible loans, and also own re/non-performing loans (the borrower is or at one time was severely delinquent), all of which are subject to significant risk of loss. Unlike Agency RMBS, residential mortgage loans generally are not guaranteed by the U.S. government or any government-sponsored enterprise such as Fannie Mae and Freddie Mac. Agency-eligible loans are underwritten in accordance with guidelines defined by GSEs and are primarily secured by investment properties, but such loans are not guaranteed by a GSE. Additionally, by directly acquiring residential mortgage loans, we do not receive the structural credit enhancements that benefit senior tranches of RMBS. A residential mortgage loan is directly exposed to losses resulting from a default by the borrower. Therefore, the value of the underlying property, the creditworthiness and financial position of the borrower, and the priority and enforceability of the lien will significantly impact the value of such mortgage loan. In the event of a foreclosure, we may assume direct ownership of the underlying real estate. The liquidation proceeds upon sale of such real estate may not be sufficient to recover our cost basis in the loan, and any cost or delay involved in the foreclosure or liquidation process may increase losses. The value of residential mortgage loans is also subject to property damage caused by hazards, such as earthquakes or environmental hazards, not covered by standard property insurance policies and to a reduction in a borrower's mortgage debt by a bankruptcy court. In addition, claims may be assessed against us because of our position as a mortgage holder or property owner, including assignee liability, environmental hazards, tax and other liabilities. In some cases, these claims may lead to losses exceeding the purchase price of the related mortgage or property.

Enhanced Non-QM Loan Risks. A significant portion of our residential loan portfolio is comprised of Non-QM Loans. Non-QM Loans are generally loans to finance (or refinance) one- to four-family residential properties that are not considered to meet the definition of a "Qualified Mortgage" in accordance with guidelines adopted by the Consumer Financial Protection Bureau, or CFPB, and may be considered to be lower credit quality. The ownership of Non-QM Loans will also subject us to legal, regulatory and other risks, including those arising under federal consumer protection laws and regulations designed to regulate residential mortgage loan underwriting and originators’ lending processes, standards, and disclosures to borrowers. Failure of residential mortgage loan originators or servicers to comply with the ability-to-repay laws and regulations could subject us, as an assignee or purchaser of these loans (or as an investor in securities backed by these loans), to monetary penalties assessed by the CFPB and by mortgagors, including by recoupment or setoff of finance charges and fees collected, and could result in rescission of the affected residential mortgage loans. See the Risk Factor captioned “— Risks Related to our Investments — Our investments in non-agency residential mortgage loans, including Non-QM Loans in particular, subject us to legal, regulatory and other risks” in this Annual Report for more details.

Greater General Credit Risks. In addition, credit losses on residential mortgage loans can occur for many reasons (many of which are beyond our control), including: fraud; poor underwriting; poor servicing practices; weak economic conditions; increases in payments required to be made by borrowers; declines in the value of homes; earthquakes, the effects of climate change (including flooding, drought, wildfire and severe weather), and other natural disaster events; uninsured property loss; borrower over-leveraging; costs of remediation of environmental conditions, such as indoor mold; changes in zoning or building codes and the related costs of compliance; acts of war or terrorism; pandemics; changes in legal protections for borrowers and other changes in law or regulation; and personal events affecting borrowers, such as reduction in income and job loss. Recent concerns about the real estate market, rising interest rates, inflation, energy costs and geopolitical issues have contributed to increased volatility and diminished expectations for the economy and markets going forward.

All of the risks discussed above could negatively impact the value of our investments and have a material adverse effect on our business. These risks may be more pronounced during times of market volatility and negative economic conditions, such as those being experienced currently.

We engage in securitization transactions relating to residential mortgage loans which exposes us to potentially material risks.

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

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and related laws and regulations relating to credit risk retention for securitizations (the "Risk Retention Rules"), when we sponsor a residential mortgage loan securitization, we are required to retain at least 5% of the fair value of the mortgage-backed securities issued in the securitization. We may also co-sponsor a securitization where we are the party obligated to comply with the Risk Retention Rules. We can retain either an “eligible vertical interest” (which consists of at least 5% of each class of securities issued in the securitization), an “eligible horizontal residual interest” (which is the most subordinate class of securities with a fair value of at least 5% of the aggregate credit risk) or a combination of both totaling 5% (the "Required Credit Risk"). We are required to hold the Required Credit Risk until the later of (i) the fifth anniversary of the securitization closing date and (ii) the date on which the aggregate unpaid principal balance of the mortgage loans in such securitization has been reduced to 25% of the aggregate unpaid principal balance of the mortgage loans as of the securitization closing date, but no longer than the seventh anniversary of the closing date (such date, the "Sunset Date"). In addition, before the Sunset Date, we may not engage in any hedging transactions if payments on the hedge instrument are materially related to the Required Credit Risk and the hedge position would limit our financial exposure to the Required Credit Risk. Also, we may not pledge our interest in any Required Credit Risk as collateral for any financing unless such financing is full recourse to us. If we pledge our interest in Required Credit Risk as collateral on financing that is full recourse to us and the lender takes possession of the underlying collateral, we may not be in compliance with the Risk Retention Rules and it is uncertain as to what the consequences may be. Our Required Credit Risk could subject us to the first losses on our securitizations and is illiquid, which may make it more difficult to meet our liquidity needs, which may materially and adversely affect our business and financing condition. Thus, the Risk Retention Rules materially limit our ability to sell and hedge a portion of our RMBS that we acquire through our securitizations and subjects us to the credit risk related to the retained RMBS that we otherwise may have sold.

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

Our Manager values our target assets based on loss-adjusted yields, taking into account estimated future defaults on the mortgage loans and other investments, and the estimated impact of those defaults on expected future cash flows. These default estimates are based in part on our Manager’s assessment of the strengths and weaknesses of the originators, borrowers, and the underlying property values, as well as other factors. Our Manager’s default estimates may not prove accurate, which could lead to investment losses (particularly as related to investments with significant credit risk, as discussed above). This risk may be more pronounced during times of market volatility and negative economic conditions, such as those currently being experienced.

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

All valuation models rely on correct market data inputs. If incorrect market data is entered into even a well-founded valuation model, the resulting valuations will be incorrect. Third-party data may be more prone to inaccuracies in light of volatile market conditions and unprecedented conditions created by geopolitical uncertainty or other conditions or events. However, even if the input of market data is correct, "model prices" often differ substantially from prices that could be achieved in a market transaction, especially for securities that are illiquid and have complex characteristics or embedded structural leverage, such as derivative securities.

These risks may lead to investment losses (particularly as related to investments with significant credit risk, as discussed above).

We operate in a highly competitive market.

Our profitability depends, in large part, on our ability to acquire our target assets at favorable prices. Although we expect to acquire a portion of our loans from our mortgage originator, Arc Home, in which we own a 44.6% interest, Arc Home has no obligation to sell non-agency residential mortgage loans and other target assets to us. In addition, non-agency residential mortgage loans originated by Arc Home are generally allocated among us and other affiliated funds with substantially similar investment strategies to us. To the extent that Arc Home's volume production decreases or our allocation of such loans by our Manager decreases, we may experience difficulties in obtaining the volume of loans needed to grow our business and execute our investment strategy. We also acquire non-agency residential mortgage loans and other target assets from unaffiliated third parties, including through the secondary market when market conditions and asset prices are conducive to making attractive purchases. In acquiring non-agency residential mortgage loans and other target assets from unaffiliated third parties, we compete with other mortgage REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental bodies, hedge funds and other entities. Additionally, we may also compete with the U.S. Federal Reserve and the U.S. Treasury to the extent they purchase assets meeting our objectives pursuant to various purchase programs. Many of our competitors are significantly larger than us, have greater access to capital and other resources and may have other advantages over us. Our competitors may include other entities managed by affiliates of our Manager. See "— Risks Related to our Management and our Relationships with our Manager and its Affiliates — Our governance and operational structure could result in conflicts of interest." for further information.

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

Future market developments or disruptions, including adverse developments in financial and capital markets, could reduce the liquidity in the markets of the assets that we own. For example, upon the onset of the volatility created by the COVID-19 pandemic, we were unable to efficiently liquidate certain assets to raise capital, and residential whole loans present more acute liquidity risks as they are generally more cumbersome to sell (unlike RMBS, which normally trade in an active market). Such decreased liquidity can cause us to sell our assets at a price lower than we would normally sell them or cause us to hold our assets longer than we would normally hold them. In addition, price volatility normally associated with periods of illiquidity could cause our lenders to require us to pledge additional assets as collateral. If we are unable to obtain sufficient short-term financing or our assets are insufficient to meet the collateral requirements, then we may be compelled to liquidate particular assets at an inopportune time and at distressed sale prices. These conditions could adversely impact our business.

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

Our Manager’s determination of the fair value of our investments often depends on inputs provided by third-party dealers and pricing services. Valuations of certain of our investments are often difficult to obtain or are unreliable. In general, dealers and pricing services heavily disclaim their valuations. Depending on the complexity and illiquidity of a security, valuations of the same security can vary substantially from one dealer or pricing service to another. Wide disparities in asset valuations may be more pronounced during periods when market participants are engaged in distressed sales. Therefore, our results of operations for a given period could be adversely affected if our determinations regarding the fair value of these investments are materially higher than the values that we ultimately realize upon their disposal.

The outbreak of highly infectious or contagious diseases could adversely impact or cause disruption to our financial condition and results of operations. Further, the COVID-19 pandemic has had and may continue to have a material adverse effect on our business.

The U.S. and other countries have experienced, and may experience in the future, outbreaks of contagious diseases that affect public health and public perception of health risk. In March 2020, the World Health Organization declared COVID-19 a pandemic, resulting in federal, state and local governments and private entities mandating various restrictions quarantines, curfews, “stay-at-home” or “shelter in place” orders and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. While government restrictions eased throughout 2022 and have continued to ease in 2023, and people have largely resumed pre-pandemic activities, the effects of COVID-19 continue to linger in the U.S. and global economies. The COVID-19 pandemic has disrupted global supply chains, contributed to increased inflation, increased rates of unemployment and adversely impacted many industries. Future disruptions and governmental actions, due to COVID-19 or a different epidemic or pandemic, combined with any associated economic and/or social instability or distress, may have an adverse impact on our results of operations, financial condition and cash available for distribution.

In particular, the COVID-19 pandemic impacted, and may in the future impact, our financing strategy and liquidity. We finance many of the mortgage loans and real estate related securities we acquire with borrowings under repurchase facilities and other financing arrangements and, as market conditions permit, refinance these assets through securitization transactions. During the first and second quarters of 2020 with the onset of the pandemic, we experienced significant declines in the value of our assets financed through repurchase facilities and other financing arrangements as well as adverse developments with respect to the cost and terms of such financing, and received margin calls, default notices and deficiency letters from certain of our financing counterparties well in excess of historical norms. We were able to resolve these deficiencies and related matters with lenders during 2020, but at significant expense and the size of our investment portfolio and market capitalization decreased substantially as a result of satisfying margin calls and defaults. If as a result of the COVID-19 pandemic or another pandemic in the future, the financing markets were to experience another period of extreme volatility and illiquidity, we may be forced to sell our mortgage loans, real estate related securities and other assets that secure our repurchase and other financing arrangements on less favorable terms to us than might otherwise be available in a regularly functioning market and such actions could result in deficiency judgments and other claims against us. These conditions would have a materially negative effect on our results of operations, and, in turn, cash available for distribution to our stockholders and on the value of our assets.

The full extent of the impact and effects resulting from the COVID-19 pandemic, or any future pandemic, will depend on future developments, including, among other factors, how rapidly variants develop, availability, acceptance and effectiveness of vaccines along with related travel advisories, quarantines and restrictions, the recovery time of the disrupted supply chains and industries, the impact of labor market interruptions, the impact of government interventions, and uncertainty with respect to the duration of the global economic slowdown. COVID-19 or any future pandemic, and resulting impacts on the financial, economic and capital markets environment, and future developments in these and other areas present material uncertainty and risk with respect to our performance, financial condition, results of operations and cash flows. Moreover, the risk factors discussed in this "Risk Factors" section are likely to also be impacted directly or indirectly by the impact of the COVID-19 pandemic or another pandemic.

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

Subject to maintaining our qualification as a REIT and our exclusion from regulation as an investment company under the Investment Company Act, we have utilized and expect to continue to utilize various derivative instruments and other hedging instruments to mitigate interest rate risk, but there can be no assurances that our hedges will be successful, or that we will be able to enter into or maintain such hedges. As a result, interest rate fluctuations can cause significant losses, reductions in income, and could materially and adversely affect us.

In addition, in periods of rising interest rates, such as what we are currently experiencing, there is generally reduced demand for mortgage loans due to the higher cost of borrowing. A reduction in the volume of mortgage loans originated has and may continue to affect the volume of target assets available to us, which could adversely affect our ability to acquire assets that satisfy our investment objectives. If rising interest rates cause us to be unable to acquire a sufficient volume of our target assets with a yield that is above our borrowing cost, it could materially and adversely affect us.

Failure of the U.S. federal government to manage its fiscal matters or to raise or further suspend the debt ceiling, and changes in the amount of federal debt, may negatively impact the economic environment and adversely impact our results of operations.

The U.S. federal government has established a limit on the level of federal debt that the U.S. federal government can have outstanding, often referred to as the debt ceiling. The U.S. Congress has authority to raise or suspend the debt ceiling and to approve the funding of U.S. federal government operations within the debt ceiling, and has done both frequently in the past, often on a relatively short-term basis. On January 19, 2023, the U.S. reached its borrowing limit and currently faces risk of defaulting on its debt. Generally, if effective legislation to manage the level of federal debt is not enacted and the debt ceiling is reached in any given year, the federal government may suspend its investments for certain government accounts, among other available options, in order to prioritize payments on its obligations. It is anticipated that the U.S. federal government will be able to fund its operations through approximately mid-2023. However, contention among policymakers, among other factors, may hinder the enactment of policies to further increase the borrowing limit or address its debt balance timely. A failure by the U.S. Congress to raise the debt limit would increase the risk of default by the U.S. on its obligations, the risk of a lowering of the U.S. federal government’s credit rating, and the risk of other economic dislocations. Such a failure, or the perceived risk of such a failure, could consequently have a material adverse effect on the financial markets and economic conditions in the U.S. and globally. If economic conditions severely deteriorate as a result of U.S. federal government fiscal gridlock, our operations, or those of our tenants, could be affected, which may adversely impact our financial condition and results of operations. These risks may also impact our overall liquidity, our borrowing costs, or the market price of our common stock.

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

As of December 31, 2022, 33% of the total fair value of our residential mortgage loan portfolio was secured by properties located in California, which are particularly susceptible to natural disasters such as fires, earthquakes and mudslides. In addition, as of December 31, 2022, 11% of the total fair value of our residential mortgage loan portfolio, was secured by properties located in Florida, which are particularly susceptible to natural disasters such as hurricanes and floods. A material decline in the demand for and value of real estate in these areas may materially and adversely affect us. Lack of diversification can further increase the correlation of non-performance and foreclosure risks among our investments.

Climate change, climate change-related initiatives and regulation and the increased focus on environmental, social and governance (ESG) issues, may adversely affect our business and financial results and damage our reputation.

Recently, there has been growing concern from advocacy groups and the general public over the effects of climate change on the environment. Government mandates, standards and regulations enacted in response to these projected impacts of climate change could result in restrictions on land development in certain areas or increased energy, transportation and raw material costs. These concerns have also resulted in increasing governmental and societal attention to ESG matters, including expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, waste production, water usage, human capital, labor, and risk oversight, could expand the nature, scope, and complexity of matters that we are required to control, assess, and report. These and other rapidly changing laws, regulations, policies and related interpretations, as well as increased enforcement actions by various governmental and regulatory agencies, may create challenges for us, including our compliance and ethics programs, may alter the environment in which we do business and may increase the ongoing costs of compliance, which could adversely impact our results of operations and cash flows. If we are unable to adequately address such ESG matters or we fail or are perceived to fail to comply with all laws, regulations, policies and related interpretations, it could negatively impact our reputation and our business results.

Further, significant physical effects of climate change including extreme weather events such as hurricanes or floods can also have an adverse impact on real estate assets that secure our residential mortgage loans. See "- We may be adversely affected by risks affecting borrowers or the asset or property types in which our investments may be concentrated at any given time, as well as from climate change or other unfavorable changes in the related geographic regions."

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

The failure of servicers to effectively service the mortgage loans in our portfolio and the MSRs in Arc Home's portfolio may materially and adversely affect us, and market disruptions may make it more difficult for the loan servicers to perform a variety of services for us, which may adversely impact our business and financial results.

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

Market disruptions on servicing activities. The economic and market disruptions, including those directly or indirectly caused by COVID-19, have adversely impacted and may continue to adversely impact the financial condition of the borrowers of our residential mortgage loans and the loans that underlie our RMBS investments. If the current economic conditions worsen, the number of borrowers who request a payment deferral or forbearance arrangement or become delinquent or default on their financial obligations may increase significantly, and such increase may place greater stress on the servicers’ finances and human capital, which may make it more difficult for these servicers to successfully service these loans. In addition, many loan servicing activities are not permitted to be done through a remote work setting. To the extent that shelter-in-place orders and remote work arrangements for non-essential businesses continue in the future, loan servicers may be materially adversely impacted. As a result, we could be materially and adversely affected if a mortgage servicer is unable to adequately or successfully service our residential mortgage loans and the loans that underlie our RMBS or if any such servicer experiences financial distress.

Market disruptions on servicer liquidity. The economic and market disruptions, including those directly or indirectly caused by COVID-19, have resulted and may continue to result in liquidity pressures on servicers and other third-party vendors that we rely upon. For instance, as a result of an increase in mortgagors requesting relief in the form of forbearance plans and/or other loss mitigation, servicers and other parties responsible in capital markets securitization transactions for funding advances with respect to delinquent mortgagor payments of principal and interest may begin to experience financial difficulties if mortgagors do not make monthly payments. The negative impact on the business and operations of such servicers or other parties responsible for funding such advances could be significant. Sources of liquidity typically available to servicers and other relevant parties for the purpose of funding advances of monthly mortgage payments, especially entities that are not depository institutions, may not be sufficient to meet the increased need that could result from significantly higher delinquency and/or forbearance rates. The extent of such liquidity pressures in the future is not known at this time and is subject to continual change.

Arc Home is highly dependent upon programs administered by the GSEs, and changes in the GSEs’ servicing or origination guidelines or overall operations could have a material adverse effect on Arc Home’s business.

Arc Home sells a portion of its mortgage loans to Fannie Mae and Freddie Mac. Fannie Mae and Freddie Mac remain in conservatorship, and a path forward to emerge from conservatorship is unclear. Their roles could be reduced, modified or eliminated, and the nature of their guarantees could be limited or eliminated relative to historical measurements. Any discontinuation of, or significant reduction in, the role or operation of these agencies, or any significant adverse change in the level of activity of these agencies in the primary or secondary mortgage markets could materially and adversely affect Arc Home’s business, which in turn would have a negative impact on our results.

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

Adverse economic conditions could also negatively impact Arc Home's lending businesses. For example, during 2022 following the Federal Reserve's rapid interest rate hikes, total U.S. residential mortgage originations volume, including origination volumes at Arc Home, decreased substantially and may continue to decrease if interest rates continue to increase as anticipated. Moreover, adverse economic conditions accompanied by declining home prices generally reduce the level of new mortgage loan originations and refinancing activity, since borrowers often use increases in the value of their existing properties to support the purchase of, or investment in, additional properties. Borrowers may also be less able to make payments on loans in a weakened economy.

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

We invest in Agency-Eligible Loans, which expose us to an increased risk of loss.

We invest in Agency-Eligible Loans, which are residential mortgage loans that are underwritten in accordance with GSE guidelines and are primarily secured by investment properties. The repayment of such a loan by the property owner (i.e., the borrower) often depends primarily on its tenant's continuing ability to pay rent to the property owner. If the property owner is unable to find or retain a tenant for the rental property, the property owner would cease to have a continuous rental income stream with respect to the property and, as a result, the property owner's ability to repay the loan on a timely basis or at all could be adversely affected. In addition, the physical condition of non-owner-occupied properties can be below that of owner-occupied properties due to lax property maintenance standards, which can have a negative impact on the value of the collateral properties. Moreover, loans on non-owner-occupied residential properties generally involve larger principal amounts and a greater degree of risk than owner-occupied residential mortgage loans, resulting in a higher likelihood that we will be subject to losses on such investment property loans.

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

Investments in second lien mortgage loans could subject us to increased risk of losses.

We may invest in second-lien mortgage loans or RMBS backed by such loans. If a borrower defaults on a second lien mortgage loan or on its senior debt (i.e., a first-lien loan, in the case of a residential mortgage loan), or in the event of a borrower bankruptcy, such loan will be satisfied only after all senior debt is paid in full. As a result, if we invest in second-lien mortgage loans and the borrower defaults, we may lose all or a significant part of our investment. In certain instances, second lien investments may include home equity lines of credit, which may subject us to future funding obligations, which could have an adverse impact on our liquidity.

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

In addition, the CARES Act includes programs related to mortgage loan forbearance and loan modification to qualifying borrowers who have difficulty making their loan payments, and the FHA and FHFA have implemented a number of federal programs designed to assist homeowners, including foreclosure moratoriums. It is anticipated that as a result of financial difficulties due to the COVID-19 pandemic, borrowers will continue to request forbearance or other relief with respect to their mortgage payments. Further, across the country, moratoriums were imposed in certain states to stop evictions and foreclosures in an effort to lessen the financial burden created by the COVID-19 pandemic. It is anticipated that other forbearance programs, foreclosure moratoriums or other programs or mandates may be imposed or extended, including those that will impact mortgage related assets. These forbearance and foreclosure moratorium programs may adversely affect the value of, and the returns on, mortgage-backed securities and residential mortgage loans that we own or may purchase.

Risks Related to Financing Activities

Our business strategy involves the use of leverage, and we may become overleveraged or not achieve what we believe is optimal leverage, which may materially adversely affect our liquidity, results of operations or financial condition.

We use leverage as a strategy to increase the return on our assets. Pursuant to our leverage strategy, we borrow against a substantial portion of the market value of our mortgage investments and use the borrowed funds to finance our investment portfolio and the acquisition of additional investment assets. The risks associated with leverage are more acute during periods of market volatility and disruption and economic slowdown or recession, which the U.S. economy is currently experiencing. We may not be able to achieve our desired leverage ratio for a number of reasons, including if:

•our lenders require that we pledge additional collateral to cover our borrowings;
•our lenders do not make financing arrangements available to us at acceptable rates;
•certain of our lenders exit the repurchase market; or
•we determine that the leverage would expose us to excessive risk.

In addition, the use of leverage exposes us to other significant risks, including:

Change of collateral valuation. The amount of financing that we receive under our repurchase agreements will be directly related to our counterparties’ valuation of our assets that collateralize the outstanding financing. Typically, repurchase agreements grant the repurchase agreement counterparty the right to reevaluate the fair value of the assets that cover the amount financed under the repurchase agreement at any time. If a repurchase agreement counterparty determines that the value of the assets subject to the repurchase agreement financing has decreased, it has the right to initiate a margin call. These valuations may be different than the values that we ascribe to these assets and may be influenced by recent asset sales at distressed levels by forced sellers. A margin call requires us to transfer additional assets to a repurchase agreement counterparty without any advance of funds from the counterparty for such transfer or to repay a portion of the outstanding repurchase agreement financing. We would also be required to post additional collateral if haircuts increase under a repurchase agreement. In these situations, we could be forced to sell assets at significantly depressed prices to meet such margin calls and to maintain adequate liquidity, which could cause significant losses.

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

Adverse change in financing counterparties. We depend upon a limited number of financing counterparties to fund our investments. The aggregate number of our financing counterparties was six as of December 31, 2022. The limited number of financing counterparties may reduce our ability to obtain financing on favorable terms and increases our counterparty credit risk. In addition, our ability to fund our operations, meet financial obligations and finance asset acquisitions may be impacted by an inability to secure and maintain our repurchase agreements with our counterparties. Because repurchase agreements are short-term commitments of capital, repurchase agreement counterparties may respond to market conditions in a manner that makes it more difficult for us to renew or replace on a continuous basis our maturing short-term financings. Such counterparties have and may continue to impose more onerous conditions when rolling such financings. If major lenders stop financing our target assets, the value of our target assets could be negatively impacted, thus reducing net stockholders’ equity, or book value. If we are faced with a larger haircut in order to roll a financing with a particular counterparty, or in order to move a financing from one counterparty to another, then we would need to make up the difference between the two haircuts in the form of cash, which could similarly require us to dispose of assets at significantly depressed prices and at inopportune times, which could cause significant losses.

Market Volatility/Periods of Market Dislocation. Issues related to financing are exacerbated in times of significant dislocation in the financial markets, such as those experienced in connection with the COVID-19 pandemic in 2020 as well as more recently as a result of macroeconomic conditions, including inflationary pressures. It is possible that our financing counterparties will become unwilling or unable to provide us with financing, and we could be forced to sell our assets at an inopportune time when prices are depressed or markets are illiquid, which could cause significant losses. Many mortgage REITs, including us, experienced this during the initial stages of the COVID-19 pandemic and related market dislocations. In addition, if the regulatory capital requirements imposed on our financing counterparties change, they may be required to significantly increase the cost of the financing that they provide to us, or to increase the amounts of collateral they require as a condition to providing us with financing. Our financing counterparties also have revised, and may continue to revise, their eligibility requirements for the types of assets that they are willing to finance or the terms of such financings, including increased haircuts and requiring additional cash collateral, based on, among other factors, the regulatory environment and their management of actual and perceived risk, particularly with respect to assignee liability.

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

We also bear the risk that we would not be able to obtain new short-term repurchase agreements or would not be able to renew short-term repurchase agreements after they expire should we need more time to seek and acquire sufficient eligible assets or securities for a securitization. In addition, conditions in the capital markets may make the issuance of any such securitization less attractive to us even when we do have sufficient eligible assets or securities. While we would generally intend to retain a portion of the interests issued under such securitizations and, therefore, still have exposure to any investments included in such securitizations, our inability to enter into such securitizations may increase our overall exposure to risks associated with direct ownership of such investments, including the risk of default. If we are unable to obtain and renew short-term repurchase agreements or to consummate securitizations to finance the selected investments on a long-term basis, we may be required to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price. These financing arrangements require us to make certain representations and warranties regarding the assets that collateralize the borrowings. Although we perform due diligence on the assets that we acquire, certain representations and warranties that we make in respect of such assets may ultimately be determined to be inaccurate. Such representations and warranties may include, but are not limited to, issues such as the validity of the lien; the absence of delinquent taxes or other liens; the loans' compliance with all local, state and federal laws and the delivery of all documents required to perfect title to the lien. In the event of a breach of a representation or warranty, we may be required to repurchase affected loans, make indemnification payments to certain indemnified parties or address any claims associated with such breach. Further, we may have limited or no recourse against the seller from whom we purchased the loans. Such recourse may be limited due to a variety of factors, including the absence of a representation or warranty from the seller corresponding to the representation provided by us or the contractual expiration thereof. In certain instances, we rely on the seller to directly make representations and warranties regarding loans in a securitization. Any failure by the seller to fulfill its obligations to repurchase or make indemnification payments may negatively impact our bond ratings and our ability to execute future securitization terms on desirable terms or at all. A breach of a representation or warranty could adversely affect our results of operations and liquidity and give rise to material litigation.

In addition, we may engage in securitizations in which the loans serving as collateral have or may in the future have unfunded draw amounts. To the extent such amounts are drawn upon by the borrowers, it is expected that such draws will be funded by the servicer. We may be obligated to reimburse the servicer for such draws to the extent principal collections on the loans or any reserves that have been established are insufficient to reimburse the servicer.

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

We, either directly or through our equity method investments in affiliates, have outstanding master repurchase agreements or loan agreements with multiple counterparties. These agreements generally include customary representations, warranties and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each agreement, typical supplemental terms include requirements of minimum equity, leverage ratios, performance triggers or other financial ratios. The negative impacts on our business caused by macroeconomic conditions and market volatility may make it more difficult to meet or satisfy these covenants, and we cannot assure you that we will remain in compliance with these covenants in the future. Future lenders may impose similar or more onerous restrictions.

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

When we engage in financing arrangements, we generally sell loans or securities to lenders (i.e., repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell or return the same loans or securities back to us at the end of the term of the transaction. Because the cash we receive from lenders when we initially sell or deliver the assets to the lender is less than the value of those assets (this difference is the haircut), if the lender defaults on its obligation to resell or return the same assets back to us (whether due to insolvency of the lender or otherwise) we may incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). On December 31, 2022, we had greater than 5% stockholders' equity at risk on a GAAP basis and non-GAAP basis with three repurchase agreement counterparties: Credit Suisse AG, Cayman Islands Branch, BofA Securities, Inc., and Barclays Capital Inc.

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

We enter into financing arrangements to finance the acquisition of our target assets. Pursuant to the terms of borrowings under our financing arrangements, a decline in the value of the collateral may result in our lenders initiating margin calls. A margin call requires us to pledge additional collateral to re-establish the ratio of the value of the collateral to the amount of the borrowing. The specific collateral value to borrowing ratio that would trigger a margin call is not set in the master repurchase agreements or loan agreements and is not determined until we engage in a repurchase transaction or borrowing arrangement under these agreements. Our fixed-rate collateral are generally more susceptible to margin calls as periods of increased interest rates tend to affect more negatively the market value of fixed-rate securities. In addition, some collateral may be more illiquid than other instruments in which we invest, which could cause them to be more susceptible to margin calls in a volatile market environment. Moreover, collateral that prepays more quickly increases the frequency and magnitude of potential margin calls as there is a significant time lag between when the prepayment is reported (which reduces the market value of the security) and when the principal payment is actually received. If we are unable to satisfy margin calls, our lenders may foreclose on our collateral. The threat of or occurrence of a margin call could force us to sell, either directly or through a foreclosure, our collateral under adverse market conditions. Because of the leverage we expect to have, we may incur substantial losses upon the threat or occurrence of a margin call. The risks associated with leverage are more acute during periods of economic slowdown or recession, which the U.S. economy has experienced and may continue to experience in connection with the conditions created by the COVID-19 pandemic.

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

In March 2022, in an attempt to curb the inflation rate, the Federal Reserve raised its benchmark federal funds rate by 0.25% to a range between 0.25% and 0.50%, the first increase since December 2018. In addition, through a series of rapid federal funds rate increases in May 2022, June 2022, July 2022, September 2022, November 2022, December 2022 and February 2023, the Federal Reserve increased the federal funds rate to a range between 4.50% and 4.75%. Further, the Federal Reserve confirmed its plan to reduce its balance sheet at a rapid pace beginning in May 2022, effectively concluding the nearly 15-year-long quantitative easing era (in which the Federal Reserve effectively increased liquidity to consumers and businesses) and launching a reverse process known as quantitative tightening. In addition, the Federal Reserve has indicated that it expects continued increases in interest rates in 2023 and 2024. These conditions have resulted in an inversion of the yield curve, which may be a signal that we are entering into a recessionary period.

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

The replacement of LIBOR with SOFR-based rates or other alternative reference rates may adversely affect the value of the financial obligations to be held or issued by us that are linked to LIBOR.

The interest rates on our repurchase agreements, as well as adjustable-rate mortgage loans in our securitizations, are generally based on LIBOR. The cessation of LIBOR will occur on June 30, 2023. Secured Overnight Financing Rate (SOFR) is a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities. CME Term SOFR is a forward-looking term rate based on SOFR that, when added to a spread adjustment, is recommended by the Alternative Reference Rates Committee as a LIBOR replacement in certain cash products. CME Term SOFR, plus the statutory spread adjustment, has also been selected by the Board of Governors of the Federal Reserve as the benchmark replacement applicable to many products that will transition away from LIBOR automatically under the Adjustable Interest Rate (LIBOR) Act.

The transition to SOFR, Term SOFR or another alternative reference rate may present challenges, which could make it difficult for financial institutions to offer SOFR-based debt products, including but not limited to, the determination of the spread adjustment required to convert LIBOR to SOFR, and that such transition may require substantial negotiations with counterparties. There is no guarantee that the transition from LIBOR to SOFR or SOFR-based rates will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could affect our interest expense and earnings and may have an adverse effect on our business, results of operations, financial condition, and stock price. The impact of any basis risk difference between LIBOR and SOFR or Term SOFR may negatively affect our net interest margin. Any of these alternative methods may result in interest rates that are higher than if LIBOR Rate was available in its current form, which would increase our borrowing costs, and could have a material adverse effect on our net interest margin. In addition, the manner and timing of the shift is currently unknown. It is possible that not all of our assets and liabilities will transition away from LIBOR at the same time, and it is possible that not all of our assets and liabilities will transition to the same alternative reference rate, in each case increasing the difficulty of hedging. We and other market participants have less experience understanding and modeling SOFR-based assets and liabilities than LIBOR-based assets and liabilities, increasing the difficulty of investing, hedging, and risk management. The process of transition involves operational risks. Certain financial instruments will not be eligible for any legislative or regulatory fallback solution and thus will need to be amended through negotiation of the counterparties.

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

It is difficult and costly to terminate the management agreement we have entered into with our Manager without cause. Our independent directors review our Manager’s performance and the management fees annually. The management agreement renews automatically each year for an additional one-year period, subject to certain termination rights. As of the date hereof, our management agreement has not been terminated. The management agreement provides that it may be terminated annually by us without cause upon the affirmative vote of at least two-thirds of our independent directors or by a vote of the holders of at least two-thirds of our outstanding common stock, in each case based upon (i) our Manager’s unsatisfactory performance that is materially detrimental to us or (ii) our determination that the management fees payable to our Manager are not fair, subject to our Manager’s right to prevent termination based on unfair fees by accepting a reduction of management fees agreed to by at least two-thirds of our independent directors. Our Manager must be provided 180-days’ prior notice of any such termination. We may not terminate or elect not to renew the management agreement, even in the event of our Manager’s poor performance, without having to pay substantial termination fees. Upon any such termination without cause, the management agreement provides that we will pay our Manager a termination fee equal to three times the average annual base management fee earned by our Manager during the 24-month period prior to termination, calculated as of the end of the most recently completed fiscal quarter. While under certain circumstances the obligation to make such a payment might not be enforceable, this provision may increase the cost to us of terminating the management agreement and adversely affect our ability to terminate the management agreement without cause.

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

The publication of LIBOR rates will be discontinued after June 2023. We are parties to loan agreements with LIBOR-based interest rates and derivatives with LIBOR-based terms used for hedging. We may have to renegotiate such LIBOR-based instruments to replace references to LIBOR. Under current law, certain modifications of terms of LIBOR-based instruments may have tax consequences, including deemed taxable exchanges of the pre-modification instrument for the modified instrument. Treasury regulations, effective March 7, 2022 (the "IBOR Regulations") provide guidance on the tax consequences of the discontinuation of LIBOR and certain other interbank offered rates. The IBOR Regulations allow for the treatment of certain modifications to be deemed non-taxable events. We intend to migrate to a post-LIBOR environment without recognizing taxable income from deemed taxable exchanges in excess of our economic income or suffering other adverse tax consequences, but there can be no assurance that we succeed in such efforts.

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
•The "control share" provisions of the MGCL provide that a holder of "control shares" of a Maryland corporation (defined as shares which, when aggregated with all other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in the election of directors) acquired in a "control share acquisition" (defined as the acquisition of "control shares," subject to certain exceptions) has no voting rights with respect to those shares except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding votes entitled to be cast by the acquirer of control shares, and by our officers and our directors who are also our employees. Our bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of our shares. There can be no assurance that this provision will not be amended or eliminated in the future.
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

As of February 22, 2023, our directors, executive officers and our Manager beneficially owned, in the aggregate, approximately 4.9% of our common stock (including approximately 3.5% held by our directors and executive officers). Sales of shares of our common stock by our directors and officers are generally required to be publicly reported and are tracked by many market participants as a factor in making their own investment decisions. As a result, future sales by these individuals or our Manager could negatively affect the market price of our common stock.

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

In the year ended December 31, 2022, we declared $18.2 million of cash dividends on our common stock, representing aggregate dividends of $0.81 per share. However, as a result of the impact of the COVID-19 pandemic on our business, during 2020, we suspended dividends to stockholders beginning in the first quarter 2020 and resumed dividends to stockholders in the fourth quarter 2020. As a result, for 2020, cash dividends declared on our common stock were $1.2 million, representing aggregate dividends of $0.09 per share.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2022, we did not own any real estate or other physical property materially important to our operations. Our principal executive offices are located at 245 Park Avenue, 26th Floor, New York, New York 10167. Our telephone number is (212) 692-2000.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and dividend information

Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "MITT." As of February 17, 2023, there were 21,208,757 shares of common stock outstanding and approximately 37 registered holders of our common stock. The 37 holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of our common stock. Such information was obtained through our registrar and transfer agent, based on the results of a broker search.

The following tables set forth, for the periods indicated, the high and low sale price of our common stock as reported on the NYSE and the dividends declared per share of our common stock. All per share amounts below have been adjusted to reflect the one-for-three reverse stock split effected July 22, 2021.

	Year Ended December 31, 2022		Year Ended December 31, 2021
	High Sales Price	Low Sales Price	High Sales Price	Low Sales Price
First Quarter	$10.68	$8.48	$14.88	$8.31
Second Quarter	9.42	6.15	14.85	10.61
Third Quarter	8.39	4.05	13.05	9.81
Fourth Quarter	6.53	3.52	13.49	9.94

Year Ended December 31, 2022				Year Ended December 31, 2021
Declaration Date	Record Date	Payment Date	Cash Dividend Per Share	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
3/18/2022	3/31/2022	4/29/2022	$0.21	3/22/2021	4/1/2021	4/30/2021	$0.18
6/15/2022	6/30/2022	7/29/2022	0.21	6/15/2021	6/30/2021	7/30/2021	0.21
9/15/2022	9/30/2022	10/31/2022	0.21	9/15/2021	9/30/2021	10/29/2021	0.21
12/19/2022	12/30/2022	1/31/2023	0.18	12/15/2021	12/31/2021	1/31/2022	0.21
Total			$0.81	Total			$0.81

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

Repurchase Program

On August 3, 2022, the Company’s Board of Directors authorized a stock repurchase program to repurchase up to $15.0 million of the Company's outstanding common stock. The Board's authorization does not have an expiration date. The following table presents information related to our purchases of common stock pursuant to our stock repurchase program during the quarter ended December 31, 2022:

Period (1)	Total Number of Shares Purchased	Weighted Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value that May Yet Be Purchased Under the Program (2)
October 1, 2022 to October 31, 2022	74,187	$4.32	74,187	$12,340,308
November 1, 2022 to November 30, 2022	348,507	5.59	348,507	10,393,064
December 1, 2022 to December 30, 2022	430,233	5.99	430,233	7,817,003
Total	852,927	$5.68	852,927	$7,817,003
(1)Based on trade date.
(2)Includes brokerage commissions and clearing fees.

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

We were incorporated in Maryland on March 1, 2011 and commenced operations in July 2011. We conduct our operations to qualify and be taxed as a REIT for U.S. federal income tax purposes. Accordingly, we generally will not be subject to U.S. federal income taxes on our taxable income that we distribute to our stockholders as long as we maintain our intended qualification as a REIT, with the exception of business conducted in our domestic taxable REIT subsidiaries ("TRSs") which are subject to corporate income tax. We also operate our business in a manner that permits us to maintain our exemption from registration under the Investment Company Act.

We are externally managed by our Manager, an affiliate of Angelo Gordon, pursuant to a management agreement. Our Manager has delegated to Angelo Gordon the overall responsibility of its day-to-day duties and obligations arising under the management agreement. Angelo Gordon is a leading privately-held alternative investment firm focusing on credit and real estate strategies.

Executive summary

During 2022, we continued to grow our portfolio of newly-originated residential mortgage loans and completed eight securitizations in order to obtain long-term, non-recourse financing without mark-to-market margin calls. We also utilized excess liquidity to make accretive common stock repurchases throughout the year. We ended 2022 with $86.7 million of liquidity to provide for continued growth and execution of our business strategy. See below for additional detail related to these activities occurring during the year ended December 31, 2022.

Investment Activity

•Purchased Non-Agency Loans with a fair value of $1.6 billion, $0.9 billion of which were purchased from Arc Home, our residential mortgage loan originator in which we own an approximate 44.6% interest;
•Purchased Agency-Eligible Loans with a fair value of $1.0 billion, $0.2 billion of which were purchased from Arc Home;
•Reduced the size of our Agency RMBS through net sales of $428.2 million; and
•Sold certain Non-Agency Loans and Agency-Eligible Loans with a fair value of $53.8 million;
◦As of December 31, 2022, $65.0 million of loans were classified as held for sale, and subsequently sold in January 2023 for gross proceeds from Non-Agency Loans of $46.9 million and gross proceeds of $18.5 million Agency-Eligible Loans.

Financing Activity

•Executed eight rated securitizations converting recourse financing with mark-to-market margin calls to non-recourse financing without mark-to-market margin calls;
◦Securitized Non-Agency Loans with a total unpaid principal balance of $2.1 billion; and
◦Securitized Agency-Eligible Loans with a total unpaid principal balance of $1.3 billion;
•Subsequent to year end, executed a rated securitization of Non-Agency Loans with a total unpaid principal balance of $271.2 million.

Capital Activity
•Utilized the remaining capacity under our 2015 Repurchase Program and our Board of Directors authorized a new stock repurchase program (the "2022 Repurchase Program") to repurchase up to $15.0 million of our outstanding common stock;
◦Repurchased 2.7 million shares of common stock for $18.2 million, representing a weighted average cost of $6.82 per share; and
◦Subsequent to year end, repurchased 0.1 million shares of common stock for $0.5 million, representing a weighted average cost of $5.66 per share;
•As of February 17, 2023, the remaining amount authorized under our repurchase program is $7.3 million.

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

Market Conditions

During 2022, the financial markets experienced significant volatility in managing the impacts of inflation, elevated interest rate volatility, market uncertainty from geopolitical risks, and the lingering impact of the COVID-19 pandemic. Market participants saw benchmark rates continue to rise throughout the year coupled with the widening of credit spreads across various asset classes. According to Freddie Mac’s Primary Mortgage Market Survey, the 30-year fixed-rate mortgage ended the fourth quarter at 6.42%, declining slightly from its multi-decade high in the third quarter but up over 300 basis points from a year ago. This has driven home ownership affordability and mortgage prepayments to historical lows. As a result, housing and residential debt sectors remained challenged for most of 2022 with new issuance of RMBS falling and full-year origination volume expected to have nearly halved in 2022, according to the Mortgage Bankers Association.

While credit spreads continued to widen at the start of the fourth quarter, they began experiencing notable tightening in the latter half of the quarter and into January 2023, providing some relief to the securitization markets. Trends in credit spreads on Credit risk transfer ("CRT") assets are generally utilized by market participants as a proxy for evaluating credit related assets given the observability of transactions. CRT tranches tightened by 30 to 60 basis points during the quarter. In addition, Senior Non-QM spreads, which impacts our securitization business, tightened 50 to 60 basis points. Despite this tightening, CRT and Non-QM spreads ended the year materially wider than one year ago. Tranches in the middle of the CRT structure were approximately 300 to 350 basis points wider, while lower tranches were as much as 500 to 600 basis points wider than at the end of 2021. Senior Non-QM tranches were more than 100 basis points wider, and BB Non-QM tranches were approximately 370 basis points wider than a year ago.

Nominal spreads on Agency mortgage-backed securities tightened sharply during the fourth quarter. The Federal Reserve began to signal a deceleration of its aggressive campaign to tighten policy rates, helping to moderate implied interest rate volatility off peak levels of the last decade that had been weighing on mortgage asset valuations. When combined with subdued supply and an underweight investor base, the spread between current coupon and a blend of 5-year and 10-year U.S. Treasury yields tightened by 27 basis points during the fourth quarter of 2022. Despite the performance during the quarter, this spread remains roughly 77 basis point wider year-over-year as considerable uncertainty remains over the broad macroeconomic backdrop.

New RMBS issuance for the quarter fell sharply to $5.4 billion, down from $26 billion in the third quarter and $64 billion a year ago. Non-QM, Jumbo/Agency-Eligible and CRT issuance was $127 billion for the full year, approximately 40% lower compared to 2021. Issuances in 2021 were elevated due to $4.4 trillion of mortgage origination volume during the year resulting from a large refinance wave coupled with postponed issuances from 2020. The decline in originations in 2022 contributed to less securitization activity, where it was most apparent in Jumbo/Agency-Eligible which was down approximately 66% in 2022 as compared to 2021. Originators continue to face considerable margin pressure with the significant reduction in non-cash out refinance activity, resulting in right-sizing across the industry. Conversely, the increase in mortgage rates on new production should provide for attractive reinvestment opportunities into higher yielding assets for market participants with capital available to deploy.

The October reading of the S&P/CoreLogic Case-Shiller Index fell 0.53%, bringing national home prices to 7% higher this year through October 2022. As negative monthly home price readings have persisted since July, this reading marked the fourth consecutive month of falling prices, totaling a decrease of approximately 3%, reversing some of the strong gains made in the first half of 2022. Housing activity declined in 2022 with fewer new listings and pending sales, and buyers were slower to transact as the year continued given home ownership affordability set a new low in June 2022. However, homeowners are likely better positioned to weather a decrease in home prices compared to the mid-2000s given the significant appreciation recognized in recent years, leaving households with substantial equity. In addition, most new mortgage debt has been originated under tighter underwriting guidelines to borrowers with prime credit scores.

In light of various market uncertainties for the U.S. and global economy, geopolitical risks, and interest rate volatility, there can be no assurance that the trends and conditions described above will not change in a manner materially adverse to the mortgage REIT industry and/or our Company.

Book value and Adjusted book value per share

The below table details book value and adjusted book value per common share. Per share amounts for book value are calculated using all outstanding common shares in accordance with GAAP as of quarter-end.

	December 31, 2022	December 31, 2021
Book value per common share	$11.39	$14.64
Net proceeds of preferred stock less liquidation preference of preferred stock per common share (1)	(0.36)	(0.32)
Adjusted book value per common share	$11.03	$14.32
(1)Book value per common share is calculated using stockholders’ equity less net proceeds of $220.5 million on our issued and outstanding preferred stock as the numerator. Adjusted book value per common share is calculated using stockholders’ equity less the liquidation preference of $228.0 million on our issued and outstanding preferred stock as the numerator.

Results of Operations for the Fiscal Year 2022 and 2021

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

Year Ended December 31, 2022 compared to the Year Ended December 31, 2021

The table below presents certain information from our consolidated statements of operations for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended		Increase/(Decrease)
	December 31, 2022	December 31, 2021
Statement of Operations Data:
Net Interest Income
Interest income	$180,303	$70,662	$109,641
Interest expense	118,918	27,250	91,668
Total Net Interest Income	61,385	43,412	17,973

Other Income/(Loss)
Net interest component of interest rate swaps	(4,922)	(4,862)	(60)
Net realized gain/(loss)	81,389	1,698	79,691
Net unrealized gain/(loss)	(137,634)	62,699	(200,333)
Other income/(loss), net	—	37	(37)
Total Other Income/(Loss)	(61,167)	59,572	(120,739)

Expenses
Management fee to affiliate	8,096	6,814	1,282
Non-investment related expenses	9,292	9,745	(453)
Investment related expenses	9,198	6,800	2,398
Transaction related expenses	16,474	7,328	9,146
Total Expenses	43,060	30,687	12,373

Income/(loss) before equity in earnings/(loss) from affiliates	(42,842)	72,297	(115,139)

Equity in earnings/(loss) from affiliates	(10,258)	31,889	(42,147)
Net Income/(Loss)	(53,100)	104,186	(157,286)

Gain on Exchange Offers, net	—	472	(472)
Dividends on preferred stock	(18,344)	(18,785)	441

Net Income/(Loss) Available to Common Stockholders	$(71,444)	$85,873	$(157,317)

Interest income

Interest income is calculated using the effective interest method for our GAAP investment portfolio.

Interest income increased from December 31, 2021 to December 31, 2022 primarily due to an increase in the size of our portfolio resulting from purchases of Non-Agency Loans and Agency-Eligible Loans during the period. The following table presents a summary of the weighted average amortized cost of and the weighted average yield on our GAAP investment portfolio for the years ended December 31, 2022 and 2021 ($ in millions).

	Year Ended
	December 31, 2022	December 31, 2021	Increase/(Decrease)
Weighted average amortized cost of our GAAP investment portfolio	$4,001	$1,955	$2,046
Weighted average yield on our GAAP investment portfolio	4.51%	3.61%	0.90%

Interest expense

Interest expense is calculated based on the actual financing rate and the outstanding financing balance, inclusive of our financing arrangements and securitized debt, on our GAAP investment portfolio.

Interest expense increased from December 31, 2021 to December 31, 2022 due to an increase in the amount of financing on our GAAP investment portfolio primarily resulting from the issuance of $3.0 billion of securitized debt in 2022. Additionally, there was an increase in the weighted average financing rate during the period resulting from increased interest rates during 2022. The following table presents a summary of the weighted average financing balance and the weighted average financing rate on our GAAP investment portfolio for the years ended December 31, 2022 and 2021 ($ in millions).

	Year Ended
	December 31, 2022	December 31, 2021	Increase/(Decrease)
Weighted average GAAP financing balance	$3,655	$1,712	$1,943
Weighted average financing rate on our GAAP investment portfolio	3.25%	1.59%	1.66%

Net interest component of interest rate swaps

Net interest component of interest rate swaps represents the net interest income received or expense paid on our interest rate swaps.

The net interest component of interest rate swap expense increased from December 31, 2021 to December 31, 2022 primarily due to an increase in the weighted average swap notional value, which was offset by a reduction in the net pay rate as interest rates rose throughout 2022. The following table presents a summary of the weighted average swap notional value for the years ended December 31, 2022 and 2021 ($ in millions).

	Year Ended
	December 31, 2022	December 31, 2021	Increase/(Decrease)
Weighted average swap notional	$934	$848	$86

The following table presents a summary of our interest rate swap portfolio as of December 31, 2022 and 2021 ($ in millions).

	December 31, 2022	December 31, 2021	Increase/(Decrease)
Interest rate swap notional value	$335.0	$888.5	$(553.5)
Weighted average receive-variable rate	4.30%	0.15%	4.15%
Weighted average pay-fix rate	2.77%	0.85%	1.92%

Net realized gain/(loss)

The following table presents a summary of Net realized gain/(loss) for the years ended December 31, 2022 and 2021 (in thousands). The realized gain during the year ended December 31, 2022 was driven by unwinding pay-fix, receive-variable interest rate swaps which were previously held at unrealized gains as a result of rising interest rates. This was offset by realized losses on sales of Agency RMBS and residential mortgage loans.

	Year Ended
	December 31, 2022	December 31, 2021
Sales of residential mortgage loans and loans transferred to or sold from Other assets	$(2,958)	$6,374
Sales of real estate securities	(34,504)	(6,088)
Settlement of derivatives and other instruments	118,851	3,930
Sales of commercial loans	—	(2,518)
Total Net realized gain/(loss)	$81,389	$1,698

Net unrealized gain/(loss)

The following table presents a summary of Net unrealized gain/(loss) for the years ended December 31, 2022 and 2021 (in thousands). During the year ended December 31, 2022, unrealized losses on residential mortgage loans and unrealized gains on securitized debt were the result of rising interest rates and credit spread widening during the period.

	Year Ended
	December 31, 2022	December 31, 2021
Residential mortgage loans	$(539,987)	$25,018
Real estate securities	3,010	(2,648)
Securitized debt	401,467	3,529
Derivatives	(2,124)	19,137
Commercial loans	—	16,148
Excess mortgage servicing rights	—	1,515
Total Net unrealized gain/(loss)	$(137,634)	$62,699

Management fee to affiliate

Our management fee is based upon a percentage of our Stockholders’ Equity. See the "Contractual obligations" section of this Part II, Item 7 for further detail on the calculation of our management fee and for the definition of Stockholders’ Equity. Management fees increased from December 31, 2021 to December 31, 2022 primarily due to an increase in our Stockholders’ Equity as calculated pursuant to our Management Agreement resulting from our November 2021 common stock offering.

Non-investment related expenses

Non-investment related expenses is primarily comprised of professional fees, directors’ and officers’ ("D&O") insurance, directors’ compensation, and certain non-investment related expenses reimbursable to the Manager. We are required to reimburse our Manager or its affiliates for operating expenses incurred by our Manager or its affiliates on our behalf, including certain compensation expenses and other expenses relating to legal, accounting, and other services. Refer to the "Contractual obligations" section below for more detail on certain expenses reimbursable to the Manager. The following table presents a summary of our non-investment related expenses for the years ended December 31, 2022 and 2021 (in thousands).

	Year Ended
	December 31, 2022	December 31, 2021
Affiliate reimbursement (1)	$4,646	$4,322
Professional Fees	1,993	2,409
D&O insurance	1,236	1,465
Directors' compensation	681	672
Other	736	877
Total Non-investment related expenses	$9,292	$9,745
(1)For the years ended December 31, 2022 and December 31, 2021, the Manager agreed to waive its right to receive expense reimbursements of $1.5 million and $0.8 million, respectively.

Investment related expenses

Investment related expenses is primarily comprised of servicing fees, asset management fees, and certain investment related expenses reimbursable to the Manager. We are required to reimburse our Manager or its affiliates for operating expenses incurred by our Manager or its affiliates on our behalf associated with our investment portfolio. The following table presents a summary of our investment related expenses for the years ended December 31, 2022 and 2021 (in thousands).

	Year Ended
	December 31, 2022	December 31, 2021
Affiliate reimbursement	$755	$1,157
Servicing fees (1)	4,030	3,188
Residential mortgage loan asset management fees (1)	2,595	1,549
Trustee and bank fees	998	250
Other	820	656
Total Investment related expenses	$9,198	$6,800
(1)We incur servicing fees and asset management fees in connection with our residential mortgage loans. These expenses increased from the year ended December 31, 2021 to the year ended December 31, 2022 primarily due to an increase in our GAAP residential mortgage loan portfolio. The weighted average cost of our GAAP residential mortgage loan portfolio increased by $2.7 billion from $1.2 billion for the year ended December 31, 2021 to $3.9 billion for the year ended December 31, 2022 resulting from purchases of Non-Agency Loans and Agency-Eligible Loans.

Transaction related expenses

Transaction related expenses are expenses associated with purchasing and securitizing residential mortgage loans as well as certain other transaction and performance related fees associated with assets we invest in. These fees increased from the year ended December 31, 2021 to December 31, 2022 primarily as a result of the upfront expenses on the eight securitizations completed during the year ended December 31, 2022, as compared with upfront expenses on three securitizations completed during the year ended December 31, 2021.

Equity in earnings/(loss) from affiliates

Equity in earnings/(loss) from affiliates represents our share of earnings and profits of investments held within affiliated entities. Substantially all of these investments are comprised of real estate securities, loans, and our investment in AG Arc which holds our investment in Arc Home. The below tables summarize the components of the "Equity in earnings/(loss) from affiliates" line item on our consolidated statements of operations (in thousands).

	Year Ended
	December 31, 2022	December 31, 2021
MATT Non-QM Loans (1)	$1,261	$12,594
Land Related Financing	1,621	2,455
Other (2)	594	13,159
AG Arc (3)	(13,734)	3,681
Equity in earnings/(loss) from affiliates	$(10,258)	$31,889
(1)The earnings within MATT for the year ended December 31, 2022 were primarily the result of net interest income offset by realized losses on its Non-QM Loan portfolio. The earnings within MATT for the year ended December 31, 2021 were primarily the result of mark-to-market gains on its Non-QM Loan portfolio and net interest income, offset by expenses.
(2)The earnings for the year ended December 31, 2021 were primarily the result of accelerated accretion as a result of paydowns on certain Re/Non-Performing Loans held at discounts.
(3)Refer to the table below for a breakout of changes in earnings from AG Arc.

The below table further disaggregates our "Equity in earnings/(loss) from affiliates" line item on our consolidated statements of operations (in thousands).

	Year Ended
	December 31, 2022	December 31, 2021
Interest income (1)	$6,670	$26,963
Interest expense	1,232	2,200
Total Net Interest Income	5,438	24,763

Net realized gain/(loss)	(1,191)	1,938
Net unrealized gain/(loss)	(293)	3,298
Total Other Income/(Loss)	(1,484)	5,236

After-tax earnings/(loss) at AG Arc (2)	(2,135)	8,370
Net unrealized gain/(loss) on investment in AG Arc (3)	(5,567)	617
Elimination of gains on loans sold to MITT (4)	(6,032)	(5,306)
Total AG Arc Earnings/(Loss)	(13,734)	3,681

Other operating expenses	478	1,791

Equity in earnings/(loss) from affiliates	$(10,258)	$31,889
(1)Interest income decreased from the year ended December 31, 2021 to the year ended December 31, 2022 as a result of a smaller portfolio held through our investments in debt and equity of affiliates during 2022. Additionally, interest income for the year ended December 31, 2021 includes accelerated accretion resulting from paydowns on certain Re/Non-Performing Loans held at discounts.
(2)The earnings/(loss) at AG Arc during the year ended December 31, 2022 were primarily the result of $(5.5) million of losses related to Arc Home's lending and servicing operations, offset by $3.4 million related to changes in the fair value of the MSR portfolio held by Arc Home. The earnings/(loss) at AG Arc during the year ended December 31, 2021 were primarily the result of $10.7 million of net income related to Arc Home's lending and servicing operations, offset by $(2.3) million related to changes in the fair value of the MSR portfolio held by Arc Home.
(3)Our investment in AG Arc was valued at 0.94x book value as of December 31, 2022 compared with 1.06x book value as of December 31, 2021. This resulted in unrealized losses during the year ended December 31, 2022.
(4)The earnings recognized by AG Arc do not include our portion of gains recorded by Arc Home in connection with the sale of residential mortgage loans to us. Refer to Note 2 to the "Notes to Consolidated Financial Statements" for more information on this accounting policy.

Gain on Exchange Offers, net

We did not complete any exchange offers during the year ended December 31, 2022. We completed two privately negotiated exchange offers during the year ended December 31, 2021. As a result of the exchange offers, we exchanged 153,325 shares of our 8.25% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock"), 437,087 shares of our 8.00% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock"), and 154,383 shares of our 8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock ("Series C Preferred Stock") (collectively, "preferred stock") for a total of 1,367,264 shares of common stock. We recognized a gain of $0.5 million in connection with the offers.

Net interest margin and leverage ratio

Net interest margin and leverage ratio are metrics that management believes should be considered when evaluating the performance of our investment portfolio.

GAAP net interest margin and non-GAAP net interest margin, a non-GAAP financial measure, are calculated by subtracting the weighted average cost of funds from the weighted average yield for our GAAP investment portfolio and our investment portfolio, respectively. The weighted average yield represents an effective interest rate on our cost basis, which utilizes all estimates of future cash flows and adjusts for actual prepayment and cash flow activity as of quarter-end. The calculation of weighted average yield is weighted on fair value at quarter-end. The weighted average cost of funds is the sum of the weighted average funding costs on total financing arrangements outstanding at quarter-end, including all non-recourse financing arrangements, and our weighted average hedging cost, which is the weighted average of the net pay or receive rates on our interest rate swaps. GAAP and non-GAAP cost of funds are weighted by the outstanding financing arrangements on our GAAP investment portfolio and our investment portfolio, respectively, and the fair value of securitized debt at quarter-end.

Our leverage ratio is determined by our portfolio mix as well as many additional factors, including the liquidity of our portfolio, the availability and price of our financing, the available capacity to finance our assets, and anticipated regulatory developments. See the "Financing activities" section below for more detail on our leverage ratio.

The table below sets forth the net interest margin and leverage ratio on our investment portfolio as of December 31, 2022 and 2021 and a reconciliation to the net interest margin and leverage ratio on our GAAP investment portfolio.

December 31, 2022
Weighted Average	GAAP Investment Portfolio	Investments in Debt and Equity of Affiliates	Investment Portfolio (a)
Yield	4.99%	18.05%	5.14%
Cost of Funds (b)(c)	4.31%	5.19%	4.31%
Net Interest Margin	0.68%	12.86%	0.83%
Leverage Ratio (d)	8.4x	(e)	1.3x

December 31, 2021
Weighted Average	GAAP Investment Portfolio	Investments in Debt and Equity of Affiliates	Investment Portfolio (a)
Yield	3.72%	9.21%	3.84%
Cost of Funds (b)(c)	2.06%	3.41%	2.08%
Net Interest Margin	1.66%	5.80%	1.76%
Leverage Ratio (d)	4.9x	(e)	2.4x
(a)Excludes any net TBA positions.
(b)Includes cost of non-recourse financing arrangements.
(c)Cost of Funds includes the cost (interest expense) or benefit (interest income) from our interest rate hedges. The benefit of hedging as of December 31, 2022 was 0.13% and the cost of hedging as of December 31, 2021 was 0.22%.
(d)The leverage ratio on our GAAP Investment Portfolio represents GAAP leverage. The leverage ratio on our investment portfolio represents Economic Leverage as defined below in the "Financing Activities" section.
(e)Refer to the "Financing activities" section below for an aggregate breakout of leverage.

Earnings Available for Distribution

One of our objectives is to generate net income from net interest margin on the portfolio, and management uses Earnings Available for Distribution ("EAD"), as one of several metrics, to help measure our performance against this objective. EAD replaces our prior presentation of Core Earnings with no changes to the definition. Management believes that this non-GAAP measure, when considered with our GAAP financial statements, provides supplemental information useful for investors to help evaluate our financial performance. However, management also believes that our definition of EAD has important limitations as it does not include certain earnings or losses our management team considers in evaluating our financial performance. Our presentation of EAD may not be comparable to similarly-titled measures of other companies, who may use different calculations. This non-GAAP measure should not be considered a substitute for, or superior to, Net Income/(loss) available to common stockholders or Net income/(loss) per diluted common share calculated in accordance with GAAP. Our GAAP financial results and the reconciliations from these results should be carefully evaluated.

We define EAD, a non-GAAP financial measure, as Net Income/(loss) available to common stockholders excluding (i) (a) unrealized gains/(losses) on loans, real estate securities, derivatives and other investments, inclusive of our investment in AG Arc, and (b) net realized gains/(losses) on the sale or termination of such instruments, (ii) any transaction related expenses incurred in connection with the acquisition, disposition, or securitization of our investments, (iii) accrued deal-related performance fees payable to third party operators to the extent the primary component of the accrual relates to items that are excluded from EAD, such as unrealized and realized gains/(losses), (iv) realized and unrealized changes in the fair value of Arc Home's net mortgage servicing rights and the derivatives intended to offset changes in the fair value of those net mortgage servicing rights, (v) deferred taxes recognized at our taxable REIT subsidiaries, if any, and (vi) any gains/(losses) associated with exchange transactions on our common and preferred stock. Items (i) through (vi) above include any amount related to those items held in affiliated entities. Management considers the transaction related expenses referenced in (ii) above to be similar to realized losses incurred at the acquisition, disposition, or securitization of an asset and does not view them as being part of its core operations. Management views the exclusion described in (iv) above to be consistent with how it calculates EAD on the remainder of its portfolio. Management excludes all deferred taxes because it believes deferred taxes are not representative of current operations. EAD include the net interest income and other income earned on our investments on a yield adjusted basis, including TBA dollar roll income/(loss) or any other investment activity that may earn or pay net interest or its economic equivalent.

A reconciliation of "Net Income/(loss) available to common stockholders" to EAD for the years ended December 31, 2022 and 2021 is set forth below (in thousands, except per share data):

	Year Ended
	December 31, 2022	December 31, 2021
Net Income/(loss) available to common stockholders	$(71,444)	$85,873
Add (Deduct):
Net realized (gain)/loss	(81,389)	(1,698)
Net unrealized (gain)/loss	137,634	(62,699)
Transaction related expenses and deal related performance fees (1)	17,162	8,558
Equity in (earnings)/loss from affiliates	10,258	(31,889)
EAD from equity method investments (2)(3)	(12,320)	23,807
Other (income)/loss, net	—	(14)
(Gains) from Exchange Offers, net	—	(472)
Dollar roll income/(loss)	1,999	(3,377)
Earnings available for distribution	$1,900	$18,089

Earnings available for distribution, per Diluted Share (4)	$0.08	$1.11
(1)For the year ended December 31, 2022 and 2021, total transaction related expenses and deal related performance fees included $16.5 million and $7.3 million, respectively, recorded within the "Transaction related expenses" line item and $0.7 million and $1.2 million, respectively, recorded within the "Interest expense" line item, which relates to the amortization of deferred financing costs.
(2)For the year ended December 31, 2022 and 2021, $9.2 million or $0.40 per share and $2.5 million or $0.15 per share, respectively, of realized and unrealized changes in the fair value of Arc Home's net mortgage servicing rights, changes in the fair value of corresponding derivatives, and other asset impairments were excluded from EAD, net of deferred tax expense. Additionally, for the year ended December 31, 2022 and 2021, $(5.6) million or $(0.24) per share and $0.6 million or $0.04 per share, respectively, of unrealized changes in the fair value of our investment in Arc Home were excluded from EAD.
(3)EAD recognized by AG Arc does not include our portion of gains recorded by Arc Home in connection with the sale of residential mortgage loans to us. For the year ended December 31, 2022 and 2021, we eliminated $6.0 million or $0.26 per share and $5.3 million or $0.33 per share of intra-entity profits recognized by Arc Home, respectively, and also decreased the cost basis of the underlying loans we purchased by the same amount. Refer to Note 2 to the "Notes to Consolidated Financial Statements" for more information on this accounting policy.
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

The following table presents a summary of the allocated equity of our investment portfolio as of December 31, 2022 and 2021 ($ in thousands):

	Allocated Equity		Percent of Equity
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Residential Investments	$454,411	$459,058	98.2%	80.5%
Agency RMBS	8,389	111,322	1.8%	19.5%
Total	$462,800	$570,380	100.0%	100.0%

The following table presents a summary of our investment portfolio as of December 31, 2022 and 2021 and a reconciliation to our GAAP Investment Portfolio ($ in thousands):

	Fair Value		Percent of Investment Portfolio Fair Value		Leverage Ratio (a)
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Residential Investments	$4,202,801	$2,725,889	99.5%	84.6%	1.3x	2.1x
Agency RMBS	19,124	495,713	0.5%	15.4%	1.7x	3.7x
Total: Investment Portfolio	$4,221,925	$3,221,602	100.0%	100.0%	1.3x	2.4x
Less: Investments in Debt and Equity of Affiliates	$49,609	$72,026	N/A	N/A	(b)	(b)
Total: GAAP Investment Portfolio	$4,172,316	$3,149,576	N/A	N/A	8.4x	4.9x
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

The following table presents a reconciliation of our Investment Portfolio to our GAAP Investment Portfolio as of December 31, 2022 and 2021 ($ in thousands):

	December 31, 2022							December 31, 2021
Instrument	Current Face	Amortized Cost	Unrealized Mark-to-Market	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Yield	Weighted Average Life (Years) (3)	Fair Value (1)
Residential Investments
Residential Mortgage Loans
Non-Agency Loans	$3,003,137	$3,059,975	$(334,066)	$2,725,909	5.21%	5.00%	9.71	$1,844,198
Agency-Eligible Loans	1,293,079	1,291,933	(163,618)	1,128,315	4.11%	4.15%	9.88	440,837
Re- and Non-Performing Loans	328,640	289,658	(15,285)	274,373	3.68%	7.49%	6.28	350,227
MATT Non-QM Loans	—	—	—	—	—%	—%	—	11,839
Land Related Financing	10,688	10,688	—	10,688	14.50%	14.50%	0.09	16,891
Total Residential Mortgage Loans	4,635,544	4,652,254	(512,969)	4,139,285	4.82%	4.96%	9.49	2,663,992
Non-Agency RMBS
Non-Agency Securities	14,894	14,693	(4,834)	9,859	4.34%	4.60%	12.21	14,600
Agency-Eligible Securities	16,819	10,145	(467)	9,678	3.22%	8.47%	14.06	—
MATT Non-QM Bonds (4)	350,361	31,933	(866)	31,067	0.99%	20.30%	3.63	33,998
Re/Non-Performing Securities	33,809	7,971	(117)	7,854	3.11%	14.00%	1.68	9,904
Non-Agency RMBS Interest Only (5)	108,464	2,838	2,220	5,058	0.38%	34.42%	4.68	3,395
Total Non-Agency RMBS	524,347	67,580	(4,064)	63,516	1.17%	16.41%	4.30	61,897
Total Residential Investments	5,159,891	4,719,834	(517,033)	4,202,801	4.61%	5.13%	8.96	2,725,889

Agency RMBS:
30 Year Fixed Rate	—	—	—	—	—%	—%	—	495,713
Interest Only	127,356	19,771	(647)	19,124	2.87%	7.54%	6.63	—
Total Agency RMBS	127,356	19,771	(647)	19,124	2.87%	7.54%	6.63	495,713

Total: Investment Portfolio	$5,287,247	$4,739,605	$(517,680)	$4,221,925	4.56%	5.14%	8.90	$3,221,602
Less: Investments in Debt and Equity of Affiliates
Residential Mortgage Loans	$10,688	$10,688	$—	$10,688	14.50%	14.50%	0.09	$28,886
Non-Agency RMBS	$384,170	$39,904	$(983)	$38,921	1.31%	19.03%	3.45	$43,140
Total: GAAP Investment Portfolio	$4,892,389	$4,689,013	$(516,697)	$4,172,316	4.69%	4.99%	9.34	$3,149,576
(1)Refer to Note 10 to the "Notes of the Consolidated Financial Statements" for more detail on what is included in our "Investments in debt and equity of affiliates" line item on our consolidated balance sheets. Our assets held through Investments in debt and equity of affiliates are included in the "MATT Non-QM Loans," "Land Related Financing," "MATT Non-QM Bonds," and "Re/Non-Performing Securities" line items above.
(2)Equity residuals with a zero coupon rate are excluded from this calculation.
(3)Weighted average life is based on projected life. Typically, actual maturities are shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.
(4)As of December 31, 2022, this line item only includes retained tranches from securitizations.
(5)As of December 31, 2022 and 2021, this line item includes Non-QM interest-only bonds.

Residential mortgage loans

The following tables present certain information regarding credit quality for certain categories within our Residential mortgage loan portfolio ($ in thousands).

	December 31, 2022								December 31, 2021
	Unpaid Principal Balance		Weighted Average (1)(2)(3)		Aging by Unpaid Principal Balance (1)(2)
		Fair Value	Original LTV Ratio	Current FICO (4)	Current	30-59 Days	60-89 Days	90+ Days	Fair Value
Non-Agency Loans	$3,003,137	$2,725,909	69.41%	730	$2,949,670	$31,177	$9,819	$12,471	$1,844,198
Agency-Eligible Loans	1,293,079	1,128,315	66.43%	756	1,287,032	5,801	246	—	440,837
MATT Non-QM Loans	—	—	—%	—	—	—	—	—	11,839
Re/Non-Performing Loans	328,640	274,373	79.61%	643	220,124	34,865	10,937	59,194	350,227
Land Related Financing	10,688	10,688	N/A	N/A	N/A	N/A	N/A	N/A	16,891
Total Residential mortgage loans	$4,635,544	$4,139,285	69.29%	731	$4,456,826	$71,843	$21,002	$71,665	$2,663,992
Less: Residential mortgage loans in Investments in Debt and Equity of Affiliates	10,688	10,688	N/A	N/A	N/A	N/A	N/A	N/A	28,886
Total GAAP Residential mortgage Loans	$4,624,856	$4,128,597	69.29%	731	$4,456,826	$71,843	$21,002	$71,665	$2,635,106
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
(4)Weighted average current FICO excludes borrowers where FICO scores were not available. Data is as of November 30, 2022.

See Note 3 to the "Notes to Consolidated Financial Statements" for a breakout of geographic concentration of credit risk within loans we include in the "Securitized residential mortgage loans, at fair value" and "Residential mortgage loans, at fair value" line items on our consolidated balance sheets.

Non-Agency RMBS

The following table presents the fair value of our Non-Agency RMBS by credit rating as of December 31, 2022 and 2021 (in thousands):

Credit Rating - Non-Agency RMBS (1)	December 31, 2022	December 31, 2021
BBB	$7,707	$4,074
BB	8,096	7,709
B	12,814	15,018
Not Rated	34,899	35,096
Total: Non-Agency RMBS	$63,516	$61,897
Less: Investments in Debt and Equity of Affiliates	$38,921	$43,140
Total: GAAP Basis	$24,595	$18,757
(1)Represents the minimum rating for rated assets of S&P, Moody, Morningstar, and Fitch credit ratings, stated in terms of the S&P equivalent.

The following table presents the geographic concentration of the underlying collateral for our Non-Agency RMBS portfolio ($ in thousands).

December 31, 2022			December 31, 2021
State	Fair Value	Percentage	State	Fair Value	Percentage
California	$29,972	47.2%	California	$31,480	50.9%
New York	9,733	15.3%	New York	11,092	17.9%
Florida	3,955	6.2%	Florida	3,661	5.9%
Texas	2,248	3.5%	New Jersey	1,684	2.7%
New Jersey	1,912	3.0%	Texas	1,511	2.4%
Other	15,696	24.8%	Other	12,469	20.2%
Total	$63,516	100.0%	Total	$61,897	100.0%

Agency RMBS

The following table presents the fair value and the Constant Prepayment Rate ("CPR") experienced on our GAAP Agency RMBS portfolio for the periods presented ($ in thousands).

	Fair Value		CPR (1)
Agency RMBS	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
30 Year Fixed Rate	$—	$495,713	—%	6.1%
Interest Only	19,124	—	11.0%	—%
Total/Weighted Average	$19,124	$495,713	11.0%	6.1%
(1)Represents the weighted average monthly CPRs published during the year for our in-place portfolio.

Financing activities

We use leverage to finance the purchase of our investment portfolio. Our leverage has primarily been in the form of repurchase agreements and similar financing arrangements (which we refer to collectively as financing arrangements), and securitized debt.

Repurchase agreements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a "haircut." The size of the haircut reflects the perceived risk associated with the pledged asset. Haircuts may change as our financing arrangements mature or roll and are sensitive to governmental regulations. Interest rates for our financing arrangements are determined based on prevailing rates (typically a spread over a base rate) corresponding to the terms of the borrowings, and interest is paid on a monthly basis or, for shorter term arrangements, at the end of the term. Repurchase agreements typically have a term of up to one year for loans and a term of 30 to 90 days for securities. Repurchase agreements are generally mark-to-market with respect to margin calls and recourse to us. We had outstanding financing arrangements with six and five counterparties as of December 31, 2022 and 2021, respectively.

Our financing arrangements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each financing arrangement, typical supplemental terms include requirements of minimum equity and liquidity, leverage ratios, and performance triggers. In addition, some of the financing arrangements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that we fail to comply with the covenants contained in these financing arrangements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the associated agreement. As of December 31, 2022, we are in compliance with all of our financial covenants.

We also use securitized debt to finance our loan portfolio. Securitized debt is generally non-mark-to-market with respect to margin calls and non-recourse to us.

Recourse and non-recourse financing

The below table provides detail on the breakout between recourse and non-recourse financing as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022	December 31, 2021
Recourse financing - Financing arrangements, including those in Investments in Debt and Equity of Affiliates	$625,593	$1,791,596
Non-recourse financing - Securitized debt, at fair value	3,262,352	999,215
Non-recourse financing - Financing arrangements included in Investments in Debt and Equity of Affiliates	16,409	22,156
Total Financing	3,904,354	2,812,967

Less:
Recourse financing - Financing arrangements included in Investments in Debt and Equity of Affiliates	4,406	13,853
Non-recourse financing - Financing arrangements included in Investments in Debt and Equity of Affiliates	16,409	22,156
Total Financing in Investments in Debt and Equity of Affiliates	20,815	36,009

Total GAAP Financing	$3,883,539	$2,776,958

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

December 31, 2022	Leverage	Stockholders' Equity	Leverage Ratio
GAAP Securitized debt, at fair value	$3,262,352
GAAP Financing arrangements	621,187
Restricted cash posted on Financing arrangements	(3,357)
GAAP Leverage	$3,880,182	$462,800	8.4x
Financing arrangements through affiliated entities	20,790
Non-recourse financing arrangements (1)	(3,278,761)
Net TBA receivable/(payable) adjustment	(39,206)
Economic Leverage	$583,005	$462,800	1.3x
(1) Non-recourse financing arrangements include securitized debt and other non-recourse financing held within MATT.

December 31, 2021	Leverage	Stockholders’ Equity	Leverage Ratio
GAAP Securitized debt, at fair value	$999,215
GAAP Financing arrangements	1,777,743
Restricted cash posted on Financing arrangements	(4,951)
Purchase price payable on loans	87
GAAP Leverage	$2,772,094	$570,380	4.9x
Financing arrangements through affiliated entities	35,744
Non-recourse financing arrangements (1)	(1,021,371)
Net TBA receivable/(payable) adjustment	(394,212)
Economic Leverage	$1,392,255	$570,380	2.4x
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

As described above, our distribution requirements are based on taxable income rather than GAAP net income. Differences between taxable income and GAAP net income include (i) unrealized gains and losses associated with investment and derivative portfolios which are marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized or settled, (ii) temporary differences related to amortization of premiums and discounts paid on investments, (iii) the timing and amount of deductions related to stock-based compensation, (iv) temporary differences related to the recognition of realized gains and losses on sold investments and certain terminated derivatives, (v) taxes, (vi) methods of depreciation and (vii) differences between GAAP income or losses in our TRSs’ and taxable income resulting from dividend distributions to the REIT from our TRSs'. Undistributed taxable income is based on current estimates and is not finalized until we file our annual tax return for that tax year, typically in October of the following year. We did not have any undistributed taxable income as of December 31, 2022.

On July 12, 2021, we announced a one-for-three reverse stock split of our outstanding shares of common stock. The reverse stock split was effected following the close of business on July 22, 2021. All per share amounts and common shares outstanding for all applicable periods presented have been adjusted on a retroactive basis to reflect the one-for-three reverse stock split.

The following tables detail our common stock dividends declared during the years ended December 31, 2022 and 2021:

Year Ended December 31, 2022				Year Ended December 31, 2021
Declaration Date	Record Date	Payment Date	Cash Dividend Per Share	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
3/18/2022	3/31/2022	4/29/2022	$0.21	3/22/2021	4/1/2021	4/30/2021	$0.18
6/15/2022	6/30/2022	7/29/2022	0.21	6/15/2021	6/30/2021	7/30/2021	0.21
9/15/2022	9/30/2022	10/31/2022	0.21	9/15/2021	9/30/2021	10/29/2021	0.21
12/19/2022	12/30/2022	1/31/2023	0.18	12/15/2021	12/31/2021	1/31/2022	0.21
Total			$0.81	Total			$0.81

The following tables detail our preferred stock dividends declared and paid during the years ended December 31, 2022 and 2021:

2022			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	8.25% Series A	8.00% Series B	8.000% Series C
2/18/2022	2/28/2022	3/17/2022	$0.51563	$0.50	$0.50
5/2/2022	5/31/2022	6/17/2022	0.51563	0.50	0.50
8/3/2022	8/31/2022	9/19/2022	0.51563	0.50	0.50
11/3/2022	11/30/2022	12/19/2022	0.51563	0.50	0.50
Total			$2.06252	$2.00	$2.00

2021			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	8.25% Series A	8.00% Series B	8.000% Series C
2/16/2021	2/26/2021	3/17/2021	$0.51563	$0.50	$0.50
5/17/2021	5/28/2021	6/17/2021	0.51563	0.50	0.50
7/30/2021	8/31/2021	9/17/2021	0.51563	0.50	0.50
11/5/2021	11/30/2021	12/17/2021	0.51563	0.50	0.50
Total			$2.06252	$2.00	$2.00

Liquidity and capital resources

Our liquidity determines our ability to meet our cash obligations, including distributions to our stockholders, payment of our expenses, financing our investments and satisfying other general business needs.

Our principal sources of cash consist of borrowings under financing arrangements, principal and interest payments we receive on our investment portfolio, cash generated from our operating results, and proceeds from capital market transactions. We typically use cash to repay principal and interest on our financing arrangements, to purchase loans, real estate securities, and other real estate related assets, to make dividend payments on our capital stock, to repurchase our capital stock, and to fund our operations. We may also generate liquidity when restricted cash that was pledged as collateral for clearing and executing trades, derivatives, and financing arrangements becomes unrestricted when the related collateral requirements are exceeded or at the maturity of the derivative or financing arrangement. Refer to "—Margin requirements" below discussing instances where we may use liquidity to meet margin requirements. At December 31, 2022, we had $86.7 million of liquidity, which consisted of $84.6 million of cash and $2.1 million of unencumbered Agency RMBS available to support our liquidity needs. Refer to the "Contractual obligations" section of this Part II, Item 7 for additional obligations that could impact our liquidity.

Margin requirements

The fair value of our loans and real estate securities fluctuate according to market conditions. When the fair value of the assets pledged as collateral to secure a financing arrangement decreases to the point where the difference between the collateral fair value and the financing arrangement amount is less than the haircut, our lenders may issue a "margin call," which requires us to post additional collateral to the lender in the form of additional assets or cash. Under our repurchase facilities, our lenders have full discretion to determine the fair value of the securities we pledge to them. Our lenders typically value assets based on recent transactions in the market. Lenders also issue margin calls as the published current principal balance factors change on the pool of mortgages underlying the securities pledged as collateral when scheduled and unscheduled paydowns are announced monthly. We experience margin calls in the ordinary course of our business. In seeking to effectively manage the margin requirements established by our lenders, we maintain a position of cash and, when owned, unpledged Agency RMBS. We refer to this position as our "liquidity." The level of liquidity we have available to meet margin calls is directly affected by our leverage levels, our haircuts and the price changes on our assets. Typically, if interest rates increase or if credit spreads widen, then the prices of our collateral (and our unpledged assets that constitute our liquidity) will decline, we will experience margin calls, and we will need to use our liquidity to meet the margin calls. There can be no assurance that we will maintain sufficient levels of liquidity to meet any margin calls. If our haircuts increase, our liquidity will proportionately decrease. In addition, if we increase our borrowings, our liquidity will decrease by the amount of additional haircut on the increased level of indebtedness. We intend to maintain a level of liquidity in relation to our assets that enables us to meet reasonably anticipated margin calls but that also allows us to be substantially invested in the residential mortgage market. We may misjudge the appropriate amount of our liquidity by maintaining excessive liquidity, which would lower our investment returns, or by maintaining insufficient liquidity, which may force us to liquidate assets into potentially unfavorable market conditions and harm our results of operations and financial condition. Further, an unexpected rise in interest rates and a corresponding fall in the fair value of our securities may also force us to liquidate assets under difficult market conditions, thereby harming our results of operations and financial condition, in an effort to maintain sufficient liquidity to meet increased margin calls.

Similar to the margin calls that we receive on our borrowing agreements, we may also receive margin calls on our derivative instruments when their fair value declines. This typically occurs when prevailing market rates change adversely, with the severity of the change also dependent on the terms of the derivatives involved. We may also receive margin calls on our derivatives based on the implied volatility of interest rates. Our posting of collateral with our counterparties can be done in cash or assets, and is generally bilateral, which means that if the fair value of our interest rate hedges increases, our counterparty will be required to post collateral with us. Refer to the "Liquidity risk – derivatives" section of Part II, Item 7A below for a further discussion on margin.

Cash Flows

The table below details changes to our cash, cash equivalents, and restricted cash for the years ended December 31, 2022 and 2021 (in thousands):

	Years Ended
	December 31, 2022	December 31, 2021	Change
Cash, cash equivalents, and restricted cash, Beginning of Period	$100,229	$62,318	$37,911

Net cash provided by (used in) operating activities (1)	22,520	26,298	(3,778)
Net cash provided by (used in) investing activities (2)	(1,490,351)	(1,899,691)	409,340
Net cash provided by (used in) financing activities (3)	1,466,405	1,911,294	(444,889)

Net change in cash, cash equivalents and restricted cash	(1,426)	37,901	(39,327)
Effect of exchange rate changes on cash	—	10	(10)
Cash, cash equivalents, and restricted cash, End of Period	$98,803	$100,229	$(1,426)
(1)Cash provided by operating activities is primarily attributable to net interest income less operating expenses for the years ended December 31, 2022 and 2021, respectively.
(2)Cash used in investing activities for the year ended December 31, 2022 was primarily attributable to purchases of investments, offset by sales of investments, principal repayments on investments, and the settlement of derivatives.
(3)Cash provided by financing activities for the year ended December 31, 2022 was primarily attributable to issuance of securitized debt, offset by net repayments of financing arrangements, dividend payments, and common share repurchases.

Stock repurchase programs

On November 3, 2015, our Board of Directors authorized a stock repurchase program to repurchase up to $25.0 million of our outstanding common stock (the "2015 Repurchase Program"). As of June 30, 2022, the $25.0 million maximum repurchase amount authorized under the 2015 Repurchase Program was fully utilized. See Note 11 in the "Notes to Consolidated Financial Statements" for additional details on the shares repurchased under the 2015 Repurchase Program during the year ended December 31, 2022.

On August 3, 2022, our Board of Directors authorized a stock repurchase program (the "2022 Repurchase Program") to repurchase up to $15.0 million of our outstanding common stock on substantially the same terms as the 2015 Repurchase Program. The 2022 Repurchase Program does not have an expiration date and permits us to repurchase its shares through various methods, including open market repurchases, privately negotiated block transactions and Rule 10b5-1 plans. We may repurchase shares of our common stock from time to time in compliance with SEC regulations and other legal requirements. The extent to which we repurchase our shares, and the timing, manner, price, and amount of any such repurchases, will depend upon a variety of factors including market conditions and other corporate considerations as determined by management, as well as the limits of the 2022 Repurchase Program and our liquidity and business strategy. The 2022 Repurchase Program does not obligate us to acquire any particular amount of shares and may be modified or discontinued at any time. As of December 31, 2022, approximately $7.8 million of common stock remained authorized for future share repurchases under the 2022 Repurchase Program. See Note 11 in the "Notes to Consolidated Financial Statements" for additional details on the shares repurchased under the 2022 Repurchase Program during the year ended December 31, 2022.

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

Equity distribution agreements

We have entered into an equity distribution agreement with each of Credit Suisse Securities (USA) LLC and JMP Securities LLC (collectively, the "Sales Agents"), which we refer to as the "Equity Distribution Agreements," pursuant to which we may sell up to $100.0 million aggregate offering price of shares of our common stock from time to time through the Sales Agents, under the Securities Act of 1933. For the year ended December 31, 2022, we did not issue any shares of common stock under the Equity Distribution Agreements. For the year ended December 31, 2021, we issued 1.0 million shares of common stock under the Equity Distribution Agreements for net proceeds of approximately $13.1 million. Since inception of the program, we have issued approximately 2.2 million shares of common stock under the Equity Distribution Agreements for gross proceeds of $48.3 million.

Common stock offering

On November 22, 2021, we completed a public offering of 7.0 million shares of our common stock and subsequently issued an additional 1.1 million shares pursuant to the underwriters' exercise of their over-allotment option at a price of $9.98 per share. Net proceeds to us from the offering were approximately $80.0 million, after deducting estimated offering expenses.

Exchange Offers

The below details privately negotiated exchange agreements with existing holders of the our preferred shares exchanged for common shares during 2021. We did not complete any exchange offers during 2022. Subsequent to each transaction, the Preferred Stock exchanged pursuant to the exchange agreement was reclassified as authorized but unissued shares of preferred stock without designation as to class or series ($ in thousands).

	Preferred Shares Exchanged
Date	Shares of Series A Preferred Stock	Shares of Series B Preferred Stock	Shares of Series C Preferred Stock	Total Preferred Stock Par Value	Common Shares Exchanged
March 17, 2021	153,325	350,609	—	$12,598	937,462
June 14, 2021	—	86,478	154,383	6,022	429,802

As of December 31, 2022, we had outstanding 1.7 million shares of Series A Preferred Stock, 3.7 million shares of Series B Preferred Stock, and 3.7 million shares of Series C Preferred Stock.

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

Management fee

The management fee is calculated and payable quarterly in arrears in an amount equal to 1.50% of our Stockholders’ Equity, per annum. For purposes of calculating the management fee, "Stockholders’ Equity" means the sum of the net proceeds from any issuances of equity securities (including preferred securities) since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance, and excluding any future equity issuance to the Manager), plus our retained earnings at the end of such quarter (without taking into account any non-cash equity compensation expense or other non-cash items described below incurred in current or prior periods), less any amount that we pay for repurchases of our common stock, excluding any unrealized gains, losses or other non-cash items that have impacted stockholders’ equity as reported in our financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP, and certain other non-cash charges after discussions between the Manager and our independent directors and after approval by a majority of our independent directors. Stockholders’ Equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders’ equity shown on our financial statements. The below table details the management fees incurred during the years ended December 31, 2022 and 2021 (in thousands).

	Year Ended
	December 31, 2022	December 31, 2021
Management fee to affiliate	$8,096	$6,814

As of December 31, 2022 and 2021, we recorded management fees payable of $2.1 million and $1.8 million, respectively. The management fee payable is included within the "Due to affiliates" item within the "Other liabilities" line item on the consolidated balance sheets.

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

The below table details the expense reimbursement incurred during the years ended December 31, 2022 and 2021 (in thousands).

	Year Ended
Consolidated statements of operations line item:	December 31, 2022	December 31, 2021
Non-investment related expenses (1)	$4,646	$4,322
Investment related expenses	755	1,157
Transaction related expenses	2,757	841
Expense reimbursements to Manager or its affiliates	$8,158	$6,320
(1)For the years ended December 31, 2022 and December 31, 2021, our Manager agreed to waive its right to receive expense reimbursements of $1.5 million and $0.8 million, respectively.

As of December 31, 2022 and 2021, we recorded a reimbursement payable to our Manager or its affiliates of $1.3 million and $2.1 million, respectively. The reimbursement payable to the Manager or its affiliates is included within the "Due to affiliates" item within the "Other liabilities" line item on the consolidated balance sheets.

Share-based compensation

The AG Mortgage Investment Trust, Inc. 2020 Equity Incentive Plan, which became effective on April 15, 2020 following the approval of our stockholders at our 2020 annual meeting of stockholders, provides for a maximum of 666,666 shares of common stock that may be issued under the plan. The maximum number of shares of common stock granted during a single fiscal year to any non-employee director, taken together with any cash fees paid to such non-employee director during any fiscal year, shall not exceed $300,000 in total value (calculating the value of any such awards based on the grant date fair value). As of December 31, 2022, 551,945 shares of common stock were available to be awarded under the 2020 Equity Incentive Plan.

Since inception of the 2020 Equity Incentive Plan and through December 31, 2022, we have granted an aggregate of 114,721 shares of restricted common stock to our independent directors under our 2020 Equity Incentive Plan, all of which have vested.

The AG Mortgage Investment Trust, Inc. 2021 Manager Equity Incentive Plan (the "2021 Manager Plan"), which became effective on April 7, 2021 following the approval of our stockholders at our 2021 annual meeting of stockholders, provides for a maximum of 573,425 shares of common stock that may be subject to awards thereunder to our Manager. As of December 31, 2022, there were no shares or awards issued under the 2021 Manager Plan. Following the execution of the Third Amendment to our management agreement in November 2021 related to the incentive fee, our compensation committee no longer expects to continue its historical practice of making periodic equity grants to the Manager pursuant to the 2021 Manager Equity Incentive Plan.

Unfunded commitments

See Note 12 of the "Notes to Consolidated Financial Statements" for details on our commitments as of December 31, 2022.

Off-balance sheet arrangements

Our investments in debt and equity of affiliates primarily consist of loans, real estate securities, and our interest in AG Arc. Investments in debt and equity of affiliates are accounted for using the equity method of accounting. Certain of our investments in debt and equity of affiliates securitize residential mortgage loans and retain interests in the subordinated tranches of the transferred assets. These retained interests are included in the MATT Non-QM Loans and Re/Non-Performing Loans line items of our investment portfolio. See Notes 2 and 10 to the "Notes to Consolidated Financial Statements" for a discussion of investments in debt and equity of affiliates.

We record TBA purchases and sales on the trade date and present the purchase or receipt net of the corresponding payable or receivable until the settlement date of the transaction. Refer to Note 7 to the "Notes to Consolidated Financial Statements" for additional detail on TBAs as of December 31, 2022, if applicable.

For additional information on our commitments as of December 31, 2022, refer to Note 12 of the "Notes to Consolidated Financial Statements." We do not expect these commitments, taken as a whole, to be significant to, or to have a material impact on, our overall liquidity or capital resources or our operations.

Critical accounting policies

Our most critical accounting policies include (i) Valuation of financial instruments, (ii) Accounting for loans, (iii) Accounting for real estate securities, (iv) Interest income recognition, (v) Financing arrangements, and (vi) Investment consolidation. For additional information related to our significant accounting policies and the recent accounting pronouncements that may impact our results of operations, see Note 2 to the "Notes to Consolidated Financial Statements."

We prepare our consolidated financial statements in conformity with GAAP, which requires the use of estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of income and expenses during the reporting period. These estimates are based, in part, on our judgment and assumptions regarding various economic conditions that we believe are reasonable based on facts and circumstances existing at the time of reporting. We believe that the estimates, judgments and assumptions utilized in the preparation of our consolidated financial statements are prudent and reasonable. Although our estimates contemplate conditions as of December 31, 2022 and how we expect them to change in the future, it is reasonably possible that actual conditions could be different than anticipated in arriving at those estimates, which could materially affect reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the periods presented.

Our critical accounting estimates are those which require assumptions to be made about matters that are highly uncertain. The following is a description of our critical accounting estimates that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations:

Valuation of financial instruments

We have elected the fair value option for the vast majority of our assets and liabilities for which such election is permitted, as provided for under ASC 825, Financial Instruments ("ASC 825"). For financial instruments that are traded in an "active market," the best measure of fair value is the quoted market price. However, many of our financial instruments are not traded in an active market. Therefore, our Manger generally uses third-party valuations when available. If third-party valuations are not available, our Manager uses other valuation techniques, such as the discounted cash flow methodology.

Summary descriptions, for various categories of financial instruments, of the valuation methodologies management uses in determining fair value of our financial instruments are detailed in Note 5 to the "Notes to Consolidated Financial Statements." Because of the inherent uncertainty of valuation, the estimated fair value of our financial instruments may differ significantly from the values that would have been used had a ready market for the financial instruments existed, and the differences could be material to our consolidated financial statements.

The determination of estimated fair value of those of our financial instruments that are not traded in an active market requires the use of both asset level characteristics and macroeconomic assumptions and/or inputs, which are generally based on current market and economic conditions. Changes in the market environment and other events that may occur over the life of our investments may cause the gains or losses ultimately realized to be different than the valuations currently estimated. The significant unobservable inputs used in the fair value measurement of our financial instruments are yields, prepayment rates, probability of default, and loss severity in the event of default. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for prepayment rates. The significant unobservable input used in the fair value measurement of our investment in Arc Home is the book value multiple. Significant increases (decreases) in the multiple applied would result in a significantly higher (lower) fair value measurement.

Our valuations are sensitive to changes in interest rates. Refer to the interest rate sensitivity analysis included in Item 7A. Quantitative and Qualitative Disclosures about Market Risk in this Annual Report on Form 10-K for further information.

Refer to Note 5 to the "Notes to Consolidated Financial Statements" in Part II, Item 8 of this Annual Report on Form 10-K, for additional information on our assets and liabilities accounted for at fair value at December 31, 2022, including the significant inputs used to estimate their fair values and the impact the changes in their fair values had to our financial condition and results of operations.

Interest income recognition

Interest income on our loan and securities portfolio is accrued based on the actual coupon rate and the outstanding principal balance of such loans or securities. We have elected to record interest in accordance with ASC 835-30-35-2, "Imputation of Interest," using the effective interest method for all loans and securities accounted for under the fair value option in accordance with ASC 825, "Financial Instruments." As such, premiums and discounts are amortized or accreted into interest income over the lives of the loans or securities.

To record interest income using the effective interest method, we reassess the cash flows on our investments on at least a quarterly basis. In estimating these cash flows, there are a number of assumptions made that are uncertain and subject to judgments and assumptions based on subjective and objective factors and contingencies. These include the rate and timing of principal and interest receipts (including assumptions of prepayments, repurchases, defaults and liquidations), the pass-through or coupon rate and interest rate fluctuations. In addition, interest payment shortfalls due to delinquencies on the underlying mortgage loans have to be estimated.

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

As further discussed in Note 2 of the "Notes to Consolidated Financial Statements," differences between previously estimated cash flows and current actual and anticipated cash flows caused by changes to prepayment or other assumptions are adjusted retrospectively through a "catch up" adjustment for the impact of the cumulative change in the effective yield through the reporting date for securities accounted for under ASC 320-10 (generally, Agency RMBS) or adjusted prospectively through an adjustment of the yield over the remaining life of the investment for investments accounted for under ASC 325-40 (generally, Non-Agency RMBS and interest-only securities) and mortgage loans accounted for under ASC 310-10.

Investment Consolidation

An entity is a variable interest entity ("VIE") if the equity investors (i) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, (ii) are unable to direct the entity’s activities or (iii) are not exposed to the entity’s losses or entitled to its residual returns. VIEs within the scope of ASC 810-10, "Consolidation" are required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE is determined to be the party that has both the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

Determining the primary beneficiary of a VIE requires judgment. We determined that for the securitizations we consolidate, our ownership provides us with the obligation to absorb losses or the right to receive benefits from the VIE that could be significant to the VIE. In addition, we have the power to direct the activities of the VIEs that most significantly impact the VIEs’ economic performance, or power, such as rights to replace the servicer without cause.

The securitization trusts are structured as entities that receive principal and interest on the underlying collateral and distribute those payments to the security holders. The assets held by the securitization entities are restricted in that they can only be used to fulfill the obligations of the securitization entity. Our risks associated with our involvement with these VIEs are limited to our risks and rights as a holder of the security we have retained as well as certain risks which may occur when we act as either the sponsor and/or depositor of and the seller to the securitization entities.

Our interest in the assets held by consolidated securitization vehicles, which are consolidated on our consolidated balance sheets, is restricted by the structural provisions of these trusts, and a recovery of our investment in the vehicles will be limited by each entity’s distribution provisions. The liabilities of the securitization vehicles, which are also consolidated on our consolidated balance sheets, are non-recourse to us, and can only be satisfied using proceeds from each securitization vehicle’s respective assets.

The assets of securitization entities are comprised of residential mortgage loans.

We perform ongoing reassessments of whether changes in the facts and circumstances regarding our involvement with a VIE causes our consolidation conclusion to change.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary components of our market risk relate to interest rates, liquidity, real estate, credit, prepayment rates, basis, and capital markets risk. While we do not seek to avoid risk completely, we seek to assume risk that can be reasonably quantified from historical experience and to actively manage that risk, to earn sufficient returns to justify taking those risks and to maintain capital levels consistent with the risks we undertake. Many of these risks have become particularly heightened due to sustained inflation, rising mortgage rates, the Federal Reserve's monetary policy actions, and the COVID-19 pandemic.

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

Interest rate effects on net interest income

Our operating results depend in large part upon differences between the yields earned on our investments and our cost of borrowing and upon the effectiveness of our interest rate hedging activities. The majority of our financing arrangements are short term in nature, exclusive of our residential mortgage loans financed through securitized debt. Repurchase agreements financing our securities portfolio or retained interests from our securitizations typically have an initial term between 30 and 90 days while repurchase agreements financing our residential mortgage loans prior to securitization have an initial term of one year. The financing rate on these agreements will generally be determined at the outset of each transaction by reference to prevailing rates plus a spread. As a result, our borrowing costs will tend to increase during periods of rising interest rates as we renew, or "roll", maturing transactions at the higher prevailing rates. When combined with the fact that the income we earn on our fixed interest rate investments will remain substantially unchanged, this will result in a narrowing of the net interest spread between the related assets and borrowings and may even result in losses.

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

We calculate estimated effective duration (i.e., the price sensitivity to changes in risk-free interest rates) to measure the impact of changes in interest rates on our portfolio value. We estimate duration based on third-party models. Different models and methodologies can produce different effective duration estimates for the same assets. We allocate the net duration by asset type based on the interest rate sensitivity.

The following chart details information about our duration gap as of December 31, 2022:

Duration (1)(2)	Years
Agency RMBS	(0.01)
Residential Loans (3)	5.12
Hedges	(1.45)
Duration Gap	3.66
(1)Duration related to financing arrangements is netted within its respective line items.
(2)Duration does not include our investment in AG Arc LLC.
(3)Residential Investments are inclusive of forward purchase commitments to acquire Non-Agency Loans and Agency-Eligible Loans as of December 31, 2022.

The following table quantifies the estimated percent change in GAAP equity, the fair value of our assets, and projected net interest income should interest rates go up or down instantaneously by 25, 50, and 75 basis points, assuming (i) the yield curves of the rate shocks will be parallel to each other and the current yield curve and (ii) all other market risk factors remain constant. These estimates were compiled using a combination of third-party services and models, market data and internal models. All changes in equity, assets, and income are measured as percentage changes from the GAAP equity, assets, and projected net interest income from our base interest rate scenario. The base interest rate scenario assumes spot and forward interest rates existing as of December 31, 2022. Actual results could differ materially from these estimates.

Agency RMBS and GSE Non-Owner Occupied Loan assumptions attempt to predict default and prepayment activity at projected interest rate levels. To the extent that these estimates or other assumptions do not hold true, actual results will likely differ materially from projections and could result in percentage changes larger or smaller than the estimates in the table below. Moreover, if different models were employed in the analysis, materially different projections could result. In addition, while the table below reflects the estimated impact of interest rate increases and decreases on a static portfolio as of December 31, 2022, our Manager may from time to time sell any of our investments as a part of the overall management of our investment portfolio.

Change in Interest Rates (basis points) (1)(2)	Change in Fair Value as a Percentage of GAAP Equity (3)	Change in Fair Value as a Percentage of Assets (3)	Percentage Change in Projected Net Interest Income (4)
+75	(6.0)%	(0.6)%	(2.3)%
+50	(4.0)%	(0.4)%	(1.5)%
+25	(2.0)%	(0.2)%	(0.8)%
-25	2.1%	0.2%	0.7%
-50	4.3%	0.5%	1.5%
-75	6.5%	0.7%	2.2%
(1)Includes investments held through affiliated entities that are reported as "Investments in debt and equity of affiliates" on our consolidated balance sheet, but excludes AG Arc.
(2)Does not include cash investments, which typically have overnight maturities and are not expected to change in value as interest rates change.
(3)Changes in fair value as a percentage of GAAP equity and assets are inclusive of forward purchase commitments to acquire Non-Agency Loans and Agency-Eligible Loans as of December 31, 2022.
(4)Interest income includes trades settled as of December 31, 2022.

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

Liquidity risk

Our primary liquidity risk arises from financing long-maturity assets with shorter-term financings primarily in the form of financing arrangements. Our Manager seeks to mitigate our liquidity risks by maintaining a prudent level of leverage, monitoring our liquidity position on a daily basis and maintaining a reasonable cushion of cash and unpledged real estate securities and loans in our portfolio in order to meet future margin calls. In addition, our Manager seeks to further mitigate our liquidity risk by (i) maintaining relationships with a carefully selected group of financing counterparties and (ii) monitoring the ongoing financial stability and future business plans of our financing counterparties.

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

Real estate value risk

Residential property values are subject to volatility and may be affected adversely by a number of factors outside of our control, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as an oversupply of housing); natural disasters, the effects of climate change (including flooding, drought, and severe weather) and other natural events; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. Decreases in property values could cause us to suffer losses and reduce the value of the collateral underlying our RMBS portfolio as well as the potential sale proceeds available to repay our loans in the event of a default. In addition, substantial decreases in property values can increase the rate of strategic defaults by residential mortgage borrowers which can impact and create significant uncertainty in the recovery of principal and interest on our investments.

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

The potential effects of sustained inflation, rising mortgage rates, the Federal Reserve's monetary policy actions, and the ongoing COVID-19 pandemic may cause an increase in credit risk of our credit sensitive assets. Any future period of payment deferrals, forbearance, delinquencies, defaults, foreclosures or losses will likely adversely affect our net interest income from residential loans and RMBS investments, the fair value of these assets, our ability to liquidate the collateral that may underlie these investments and obtain additional financing and the future profitability of our investments. Further, in the event of delinquencies, defaults and foreclosure, regulatory changes and policies designed to protect borrowers and renters may slow or prevent us from taking remediation actions.

Prepayment risk

Premiums arise when we acquire real estate assets at a price in excess of the principal balance of the mortgages securing such assets (i.e., par value). Conversely, discounts arise when we acquire assets at a price below the principal balance of the mortgages securing such` assets. Premiums paid on our assets are amortized against interest income and accretable purchase discounts on our assets are accreted to interest income. Purchase premiums or discounts on our assets are amortized or accreted over the life of each respective asset using the effective yield method, adjusted for actual prepayment activity. An increase in the prepayment rate, as measured by the CPR, will typically accelerate the amortization of purchase premiums, thereby reducing the yield or interest income earned on such assets. An increase in the prepayment rate will similarly accelerate the accretion of purchase discounts, conversely increasing the yield or interest income earned on such assets. A decrease in the prepayment rate will have a directionally opposite impact on the yield or interest income.

As further discussed in Note 2 of the "Notes to Consolidated Financial Statements," differences between previously estimated cash flows and current actual and anticipated cash flows caused by changes to prepayment or other assumptions are adjusted retrospectively through a "catch up" adjustment for the impact of the cumulative change in the effective yield through the reporting date for securities accounted for under ASC 320-10 (generally, Agency RMBS) or adjusted prospectively through an adjustment of the yield over the remaining life of the investment for investments accounted for under ASC 325-40 (generally, Non-Agency RMBS and interest-only securities) and mortgage loans accounted for under ASC 310-10.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of AG Mortgage Investment Trust, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of AG Mortgage Investment Trust, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Fair Value of Investments in Certain Residential Mortgage Loans

As described in Notes 2 and 5 to the consolidated financial statements, the Company’s investments in residential mortgage loans are measured at fair value. The Company’s securitized residential mortgage loans and residential mortgage loans included in its consolidated balances and held through its investments in debt and equity of affiliates (referred to as Non-QM Loans and Re/Non-Performing Loans) were $3,707.1 million, $421.5 million, and $38.9 million, respectively, as of December 31, 2022. The valuation of the Company’s residential mortgage loans is determined by Management using third-party pricing services where available, valuation analyses from third-party pricing service providers, or model-based pricing. Third party pricing service providers conduct independent valuation analyses based on a review of source documents, available market data, and comparable investments. Management uses loan level data and macro-economic inputs to generate loss adjusted cash flows and other information in determining the fair value. The variables considered most significant to the determination of the fair value of the Company's residential mortgage loans include market-implied discount rates, projections of default rates, delinquency rates, prepayment rates, loss severity, recovery rates, reperformance rates, and timeline to liquidation.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of the residential mortgage loans, including controls over the prices received from an independent third-party pricing service, data inputs, and significant assumptions. These procedures also included, among others (i) developing an independent estimate of the value for certain investments by obtaining independent pricing from third party vendors and comparing those prices to prices used by management and (ii) the involvement of professionals with specialized skill and knowledge to assist in developing an independent range of prices for a sample of residential mortgage loans and comparing the independent estimate to management’s estimate to evaluate the reasonableness of management’s estimate. Developing the independent estimate involved (i) testing the data provided by management and (ii) independently developing the assumptions related to market implied discount rates, projections of default rates, delinquency rates, prepayment rates, and loss severity, by utilizing data obtained from market sources and observable transactions under a variety of macroeconomic scenarios.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 27, 2023
We have served as the Company’s auditor since 2011.

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except per share data)

	December 31, 2022	December 31, 2021
Assets
Securitized residential mortgage loans, at fair value - $423,967 and $119,947 pledged as collateral, respectively (1)	$3,707,146	$1,158,134
Residential mortgage loans, at fair value - $353,039 and $1,469,358 pledged as collateral, respectively	356,467	1,476,972
Residential mortgage loans held for sale, at fair value - $64,984 and $0 pledged as collateral, respectively	64,984	—
Real estate securities, at fair value - $41,653 and $444,481 pledged as collateral, respectively	43,719	514,470
Investments in debt and equity of affiliates	71,064	92,023
Cash and cash equivalents	84,621	68,079
Restricted cash	14,182	32,150
Other assets	27,595	20,900
Total Assets	$4,369,778	$3,362,728

Liabilities
Securitized debt, at fair value (1)	$3,262,352	$999,215
Financing arrangements	621,187	1,777,743
Dividend payable	3,846	5,021
Other liabilities (2)	19,593	10,369
Total Liabilities	3,906,978	2,792,348
Commitments and Contingencies (Note 12)
Stockholders' Equity
Preferred stock - $227,991 aggregate liquidation preference	220,472	220,472
Common stock, par value $0.01 per share; 450,000 shares of common stock authorized and 21,284 and 23,908 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	212	239
Additional paid-in capital	778,606	796,469
Retained earnings/(deficit)	(536,490)	(446,800)
Total Stockholders' Equity	462,800	570,380

Total Liabilities & Stockholders' Equity	$4,369,778	$3,362,728
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

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended
	December 31, 2022	December 31, 2021
Net Interest Income
Interest income	$180,303	$70,662
Interest expense	118,918	27,250
Total Net Interest Income	61,385	43,412

Other Income/(Loss)
Net interest component of interest rate swaps	(4,922)	(4,862)
Net realized gain/(loss)	81,389	1,698
Net unrealized gain/(loss)	(137,634)	62,699
Other income/(loss), net	—	37
Total Other Income/(Loss)	(61,167)	59,572

Expenses
Management fee to affiliate (1)	8,096	6,814
Non-investment related expenses (1)	9,292	9,745
Investment related expenses (1)	9,198	6,800
Transaction related expenses (1)	16,474	7,328
Total Expenses	43,060	30,687

Income/(loss) before equity in earnings/(loss) from affiliates	(42,842)	72,297

Equity in earnings/(loss) from affiliates	(10,258)	31,889
Net Income/(Loss)	(53,100)	104,186

Gain on Exchange Offers, net (Note 11)	—	472
Dividends on preferred stock	(18,344)	(18,785)

Net Income/(Loss) Available to Common Stockholders	$(71,444)	$85,873

Earnings/(Loss) Per Share of Common Stock (2)
Basic	$(3.12)	$5.29
Diluted	$(3.12)	$5.29

Weighted Average Number of Shares of Common Stock Outstanding (2)
Basic	22,890	16,234
Diluted	22,890	16,234

(1)Refer to Note 10 for additional details on related party transactions.
(2)Amounts have been adjusted to reflect the one-for-three reverse stock split effected July 22, 2021. See Note 2 and Note 11 for additional details.

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(in thousands)

	Common Stock (1)		Preferred Stock	Additional Paid-in Capital (1)	Retained Earnings/(Deficit)
	Shares	Amount				Total
Balance at January 1, 2021	13,811	$138	$238,478	$689,147	$(518,058)	$409,705
Net proceeds from issuance of common stock	9,022	90	—	93,044	—	93,134
Repurchase of common stock	(320)	(3)	—	(3,552)	—	(3,555)
Grant of restricted stock	27	—	—	320	—	320
Common dividends declared	—	—	—	—	(14,560)	(14,560)
Preferred dividends declared	—	—	—	—	(18,840)	(18,840)
Exchange Offers (Note 11)	1,368	14	(18,006)	17,510	472	(10)
Net Income/(Loss)	—	—	—	—	104,186	104,186
Balance at December 31, 2021	23,908	$239	$220,472	$796,469	$(446,800)	$570,380

Balance at January 1, 2022	23,908	$239	$220,472	$796,469	$(446,800)	$570,380
Repurchase of common stock	(2,671)	(27)	—	(18,190)	—	(18,217)
Grant of restricted stock	47	—	—	327	—	327
Common dividends declared	—	—	—	—	(18,246)	(18,246)
Preferred dividends declared	—	—	—	—	(18,344)	(18,344)
Net Income/(Loss)	—	—	—	—	(53,100)	(53,100)
Balance at December 31, 2022	21,284	$212	$220,472	$778,606	$(536,490)	$462,800
(1)Amounts have been adjusted to reflect the one-for-three reverse stock split effected July 22, 2021. See Note 2 and Note 11 for additional details.

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended
	December 31, 2022	December 31, 2021
Cash Flows from Operating Activities
Net income/(loss)	$(53,100)	$104,186
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Net amortization of premium	5,463	6,082
Net realized (gain)/loss	(81,389)	(1,698)
Net unrealized (gain)/loss	137,634	(62,699)
Equity based compensation expense	327	320
(Income)/loss from investments in debt and equity of affiliates in excess of distributions received	12,482	(14,283)
Change in operating assets/liabilities:
Other assets	(6,791)	(7,631)
Other liabilities	7,894	2,021
Net cash provided by (used in) operating activities	22,520	26,298

Cash Flows from Investing Activities
Purchase of residential mortgage loans	(2,583,622)	(2,472,393)
Purchase of real estate securities	(108,558)	(924,663)
Origination of commercial loans	—	(3,219)
Purchase of commercial loans	—	(1,881)
Investments in debt and equity of affiliates	(2,066)	(6,914)
Proceeds from sale of residential mortgage loans	53,259	139,908
Proceeds from sale of real estate securities	526,813	893,505
Proceeds from sale of commercial loans	—	74,579
Principal repayments on residential mortgage loans	464,332	147,710
Principal repayments on real estate securities	21,058	67,848
Principal repayments on commercial loans	—	70,232
Distributions received in excess of income from investments in debt and equity of affiliates	16,575	85,145
Net settlement of interest rate swaps and other instruments	118,972	22,323
Net settlement of TBAs	2,789	1,384
Cash flows provided by other investing activities	2,878	6,745
Cash flows used in other investing activities	(2,781)	—
Net cash provided by (used in) investing activities	(1,490,351)	(1,899,691)

Cash Flows from Financing Activities
Net proceeds from issuance of common stock	—	93,134
Repurchase of common stock	(18,217)	(3,555)
Net borrowings under (repayments of) financing arrangements	(1,156,556)	1,213,696
Deferred financing costs paid	(317)	(977)
Repayments of secured debt	—	(10,000)
Proceeds from issuance of securitized debt	3,050,232	812,540
Principal repayments on securitized debt	(379,998)	(163,922)
Net collateral received from (paid to) derivative counterparty	9,026	—

	Year Ended
	December 31, 2022	December 31, 2021
Dividends paid on common stock	(19,421)	(10,782)
Dividends paid on preferred stock	(18,344)	(18,840)
Net cash provided by (used in) financing activities	1,466,405	1,911,294

Net change in cash and cash equivalents, and restricted cash	(1,426)	37,901
Cash and cash equivalents, and restricted cash, Beginning of Year	100,229	62,318
Effect of exchange rate changes on cash	—	10
Cash and cash equivalents, and restricted cash, End of Year	$98,803	$100,229

Supplemental disclosure of cash flow information:
Cash paid for interest on financing arrangements	$102,502	$24,219
Cash paid for excise and income tax	$183	$16
Supplemental disclosure of non-cash financing and investing activities:
Common stock dividends declared but not paid	$3,846	$5,021
Exchange Offers (Note 11)	$—	$18,006
Holdback receivable on sale of excess MSRs	$—	$75
Transfer from residential mortgage loans to other assets	$3,084	$2,753

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	December 31, 2022	December 31, 2021
Cash and cash equivalents	$84,621	$68,079
Restricted cash	14,182	32,150
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$98,803	$100,229

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

The Company’s assets, excluding its ownership in Arc Home, include Residential Investments and Agency RMBS. Currently, its Residential Investments primarily consist of newly originated Non-Agency Loans and Agency-Eligible Loans. The Company may invest in other types of residential mortgage loans and other mortgage related assets. The Company also invests in Residential Investments through its unconsolidated ownership interests in affiliates which are included in the "Investments in debt and equity of affiliates" line item on its consolidated balance sheets.

The Company's asset classes are primarily comprised of the following:

Asset Class	Description
Residential Investments
Non-Agency Loans(1)
•Non-Agency Loans are loans that do not conform to the underwriting guidelines of a government-sponsored enterprise ("GSE"). Non-Agency Loans consist of Qualified mortgage loans ("QM Loans") and Non-Qualified mortgage loans ("Non-QM Loans"). QM Loans are residential mortgage loans that comply with the Ability-To-Repay rules and related guidelines of the Consumer Finance Protection Bureau.

Agency-Eligible Loans(1)	•Agency-Eligible Loans are loans that are underwritten in accordance with GSE guidelines and are primarily secured by investment properties, but are not guaranteed by a GSE.
Re- and Non-Performing Loans(1)	•Performing, re-performing, and non-performing loans are residential mortgage loans collateralized by a first lien mortgaged property.
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
(1)These investments are included in the "Securitized residential mortgage loans, at fair value," "Residential mortgage loans, at fair value," and "Residential mortgage loans held for sale, at fair value" line items on the consolidated balance sheets.
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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
2. Summary of significant accounting policies

The accompanying consolidated financial statements and related notes have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP"). For all periods presented, all per share amounts and common shares outstanding have been adjusted on a retroactive basis to reflect the Company's one-for-three reverse stock split which was effected following the close of business on July 22, 2021. For the year ended December 31, 2021, the Company reclassified $9.8 million and $3.6 million of other operating expenses into the "Non-investment related expenses" and "Investment related expenses" line items on the consolidated statement of operations, respectively. For the year ended December 31, 2021, the Company reclassified $3.2 million of servicing fees into the "Investment related expenses" line item on the consolidated statement of operations. In the opinion of management, all adjustments considered necessary for a fair presentation for the annual period of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature.

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

Accounting for loans

Investments in loans are recorded in accordance with ASC 310-10, "Receivables" and are classified as held-for-investment when the Company has the intent and ability to hold such loans for the foreseeable future or to maturity/payoff. Loans are classified as held for sale upon the Company determining that it intends to sell or liquidate the loan in the short-term and certain criteria have been met. Loans held-for-sale are accounted for under ASC 948-310, "Financial services—mortgage banking." Loans meeting all criteria for reclassification are presented separately on the consolidated balance sheets in the "Residential mortgage loans held for sale" line item. Estimated costs incurred to sell the loans are included within the fair value of the loans held for sale. Transfers between held-for-investment and held-for-sale occur once the Company's intent to sell the loans changes.

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

From time to time, the Company acquires newly originated residential mortgage loans from Arc Home. In connection with the sale of loans from Arc Home to the Company, gains or losses recorded by Arc Home are consolidated into AG Arc. In accordance with ASC 323-10, for loans acquired from Arc Home that remain on the Company's consolidated balance sheet at period end, the Company eliminates any profits or losses typically recognized through the "Equity in earnings/(loss) from affiliates" line item on the Company's consolidated statement of operations and adjusts the cost basis of the underlying loans resulting in unrealized gains or losses. During the years ended December 31, 2022 and 2021, the Company eliminated intra-

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
entity profits recognized by Arc Home and also decreased the cost basis of the underlying loans by the same amount in connection with loan sales to the Company, as detailed below (in thousands).

	Year Ended
	December 31, 2022	December 31, 2021
Intra-Entity Profits Eliminated	$6,032	$5,306

Additionally, the Company enters into forward purchase commitments with Arc Home whereby the Company commits to purchase residential mortgage loans from Arc Home at a particular price on a best-efforts basis. See the "Accounting for derivative financial instruments - Forward purchase commitments" policy below and Note 10 for additional detail.

MATH

On August 29, 2017, the Company, alongside private funds managed by Angelo Gordon, formed Mortgage Acquisition Holding I LLC ("MATH") to conduct a residential mortgage investment strategy. The Company has an approximate 44.6% interest in MATH. MATH in turn sponsored the formation of an entity called Mortgage Acquisition Trust I LLC ("MATT") to purchase predominantly Non-QM Loans. MATT made an election to be treated as a real estate investment trust beginning with the 2018 tax year. As of December 31, 2022, MATT only holds retained tranches from past securitizations which continue to pay down and the Company does not expect to acquire additional investments within this equity method investment.

LOTS

On May 15, 2019 and November 14, 2019, the Company, alongside private funds managed by Angelo Gordon, formed LOT SP I LLC and LOT SP II LLC, respectively, (collectively, "LOTS"). The Company has an approximate 47.5% and 50.0% interest in LOT SP I LLC and LOT SP II LLC, respectively. LOTS were formed to originate first mortgage loans to third-party land developers and home builders for the acquisition and horizontal development of land ("Land Related Financing"). The LOTS investments continue to pay down and the Company does not expect to originate new loans within this equity method investment.

Investment consolidation

An entity is a variable interest entity ("VIE") if the equity investors (i) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, (ii) are unable to direct the entity’s activities or (iii) are not exposed to the entity’s losses or entitled to its residual returns. VIEs within the scope of ASC 810-10, "Consolidation" are required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE is determined to be the party that has both the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. This determination can sometimes involve complex and subjective analyses. Further, ASC 810-10 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE. In accordance with ASC 810-10, all transferees, including variable interest entities, must be evaluated for consolidation. If the Company determines that consolidation is not required, it will then assess whether the transfer of the underlying assets would qualify as a sale, should be accounted for as secured financings under GAAP, or should be accounted for as an equity method investment, depending on the circumstances.

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

Cash and cash equivalents

Cash is comprised of cash on deposit with financial institutions. The Company classifies highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents. Cash equivalents may include cash invested in money market funds. Cash and cash equivalents are carried at cost, which approximates fair value. As of December 31, 2022, the Company held $84.6 million of cash and cash equivalents, of which $0.4 million were cash equivalents. As of December 31, 2021, the Company held $68.1 million of cash and cash equivalents, none of which were cash equivalents. The Company places its cash with high credit quality institutions to minimize credit risk exposure. Cash pledged to the Company as collateral is unrestricted in use and, accordingly, is included as a component of "Cash and cash equivalents" on the consolidated balance sheets. Any cash held by the Company as collateral is included in the "Other liabilities" line item on the consolidated balance sheets and changes in cash held by the Company as collateral are included in cash flows from financing activities on the consolidated statement of cash flows. "Other liabilities" does not include variation margin received on centrally cleared derivatives. Refer to the "Accounting for derivative financial instruments" policy below for additional detail. Any cash due to the Company in the form of principal payments is included in the "Other assets" line item on the consolidated balance sheets and any changes in principal payments due to the Company are included in the cash flows from operating activities on the consolidated statement of cash flows.

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

The Company pledges certain loans or securities as collateral under financing arrangements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. The amounts available to be borrowed under repurchase agreements and revolving facilities are dependent upon the fair value of the loans or securities pledged as collateral, which can fluctuate with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance, and real estate industries. If the fair value of pledged assets declines due to changes in market conditions, lenders typically would require the Company to post additional securities as collateral, pay down borrowings, or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls. The fair value of financial instruments pledged as collateral on the Company’s financing arrangements represents the Company’s fair value of such instruments which may differ from the fair value assigned to the collateral by its counterparties. The Company maintains a level of liquidity in order to meet these obligations. If the fair value of pledged assets increases due to changes in market conditions, counterparties may be required to return collateral to the Company in the form of securities or cash or post additional collateral to the Company. Financings pursuant to repurchase agreements and revolving facilities are generally recourse to the Company. As of December 31, 2022 and 2021, the Company had met all margin call requirements.

Accounting for derivative financial instruments

Derivative contracts

The Company enters into derivative contracts as a means of mitigating interest rate risk rather than to enhance returns. The Company accounts for derivative financial instruments in accordance with ASC 815-10, "Derivatives and Hedging." ASC 815-10 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value with corresponding changes in fair value recognized in the consolidated statement of operations. The Company records derivative asset and liability positions on a gross basis with respect to its counterparties. During the period in which the Company unwinds a derivative, it records a realized gain/(loss) in the "Net realized gain/(loss)" line item in the consolidated statement of operations. As of December 31, 2022 and 2021, the Company did not have any interest rate derivatives designated as hedges for accounting purposes.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

Manager compensation

The management agreement, as amended, provides for payment to the Manager of a management fee, an incentive fee, and reimbursements of certain expenses incurred by the Manager or its affiliates on behalf of the Company. The management fee, incentive fee, and reimbursements are accrued and expensed during the period for which they are earned or for which the expenses are incurred, respectively. The management fee is included in the "Management fee to affiliate" line item and the reimbursements are included in the "Non-investment related expenses," "Investment related expenses," and "Transaction related expenses" line items on the consolidated statement of operations. The Manager waived the annual incentive fee with respect to the fiscal years ending December 31, 2021 and December 31, 2022, and the annual incentive fee will first be payable with respect to the fiscal year ending December 31, 2023. For a more detailed discussion on the fees payable under the management agreement, see Note 10.

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

Income taxes

The Company conducts its operations to qualify and be taxed as a REIT. Accordingly, the Company generally will not be subject to federal or state corporate income tax to the extent that the Company makes qualifying distributions to its stockholders, and provided that it satisfies on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution and stock ownership tests. If the Company fails to qualify as a REIT, and does not qualify for certain statutory relief provisions, it will be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the four taxable years following the year in which the Company fails to qualify as a REIT.

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

The Company elected to treat certain domestic subsidiaries as taxable REIT subsidiaries ("TRSs") and may elect to treat other subsidiaries as TRSs. In general, a TRS is utilized to hold assets and engage in activities that the Company cannot hold or engage in directly. Generally, a TRS may engage in any real estate or non-real estate-related business.

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

Recent accounting pronouncements

In March 2020, FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." This ASU provides temporary optional guidance intended to ease the burden of reference rate reform on financial reporting and may be elected over time as reference rate reform activities occur. This ASU is effective as of March 12, 2020 and was amended by ASU 2022-06 to sunset on December 31, 2024. The ASU applies to all entities that have contracts, hedging relationships and other transactions that reference LIBOR and certain other reference rates that are expected to be discontinued. However, it cannot be applied to contract modifications that occur after December 31, 2024. With certain exceptions, this ASU also cannot be applied to hedging relationships entered into or evaluated after that date. The guidance provides optional expedients and exceptions for applying existing guidance to contract modifications, hedging relationships and other transactions that are expected to be affected by reference rate reform and meet certain scope guidance.

The Manager has an established cross-functional team that focuses on evaluating exposure to LIBOR and monitoring regulatory updates to assess the potential impact to the portfolios under management from the cessation set to occur on June 30, 2023 and has established a LIBOR transition plan to facilitate an orderly transition to alternative reference rates. As of December 31, 2022, the Company is continuing to assess the impact of the LIBOR transition and does not expect the transition or the adoption of ASU 2020-04 to have a material impact on the consolidated financial statements. The Company's primary exposure to LIBOR includes certain financing arrangements and the Series C Preferred Stock. The Company's financing arrangements either have provisions in place that provide for an alternative to LIBOR upon its phase-out or contain maturities that occur prior to the phase out of LIBOR on June 30, 2023. In addition, the Company has begun amending terms of certain financing arrangements, where necessary, to transition or direct the transition to an alternative benchmark. The Company does not currently intend to amend the Series C Preferred Stock to change the existing LIBOR cessation fallback language.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
3. Loans

Residential mortgage loans

The table below details information regarding the Company’s residential mortgage loan portfolio as of December 31, 2022 and 2021 ($ in thousands). The gross unrealized gains/(losses) in the table below represent inception to date gains/(losses).

	Unpaid Principal Balance			Gross Unrealized			Weighted Average
December 31, 2022		Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years) (1)
Securitized residential mortgage loans, at fair value (2)
Non-Agency Loans	$2,596,843	$64,740	$2,661,583	$—	$(306,835)	$2,354,748	5.19%	4.91%	10.26
Agency-Eligible Loans	1,244,422	(1,164)	1,243,258	—	(161,805)	1,081,453	4.04%	4.07%	10.08
Re- and Non-Performing Loans	325,120	(36,982)	288,138	1,972	(19,165)	270,945	3.68%	6.66%	6.33
Total Securitized residential mortgage loans, at fair value	$4,166,385	$26,594	$4,192,979	$1,972	$(487,805)	$3,707,146	4.73%	4.80%	9.90

Residential mortgage loans, at fair value
Non-Agency Loans (3)	$406,294	$(7,902)	$398,392	$2,775	$(30,006)	$371,161	5.36%	5.54%	6.14
Agency-Eligible Loans (3)	48,657	18	48,675	94	(1,907)	46,862	6.00%	5.99%	4.73
Re- and Non-Performing Loans	3,520	(2,000)	1,520	1,908	—	3,428	N/A	72.78%	1.87
Total Residential mortgage loans, at fair value	$458,471	$(9,884)	$448,587	$4,777	$(31,913)	$421,451	5.43%	6.13%	5.96

Total as of December 31, 2022	$4,624,856	$16,710	$4,641,566	$6,749	$(519,718)	$4,128,597	4.80%	4.93%	9.51

	Unpaid Principal Balance			Gross Unrealized			Weighted Average
December 31, 2021		Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years) (1)
Securitized residential mortgage loans, at fair value (2)
Non-Agency Loans	$777,828	$30,739	$808,567	$5,821	$(1,005)	$813,383	5.13%	3.96%	4.50
Re- and Non-Performing Loans	377,923	(44,971)	332,952	14,914	(3,115)	344,751	3.55%	5.90%	7.17
Total Securitized residential mortgage loans, at fair value	$1,155,751	$(14,232)	$1,141,519	$20,735	$(4,120)	$1,158,134	4.61%	4.53%	5.37

Residential mortgage loans, at fair value
Non-Agency Loans	$987,290	$35,647	$1,022,937	$9,336	$(1,458)	$1,030,815	4.75%	3.76%	5.01
Agency-Eligible Loans	429,424	10,039	439,463	1,723	(349)	440,837	3.64%	3.19%	6.84
Re- and Non-Performing Loans	6,528	(3,536)	2,992	2,328	—	5,320	N/A	31.18%	2.24
Total Residential mortgage loans, at fair value	$1,423,242	$42,150	$1,465,392	$13,387	$(1,807)	$1,476,972	4.41%	3.69%	5.55

Total as of December 31, 2021	$2,578,993	$27,918	$2,606,911	$34,122	$(5,927)	$2,635,106	4.50%	4.06%	5.47
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
(3)Includes fair value of $46.8 million and $18.2 million of Non-Agency Loans and Agency-Eligible Loans, respectively, classified as held for sale and presented in the "Residential mortgage loans held for sale, at fair value" line item on the consolidated balance sheets. Subsequent to year end, these loans were sold. Refer to Note 14 for additional detail.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following tables present information regarding credit quality of the Company's residential mortgage loans ($ in thousands).

	Unpaid Principal Balance		Weighted Average (1)(2)		Aging by Unpaid Principal Balance (1)(3)
December 31, 2022		Loan Count (1)	Original LTV Ratio	Current FICO (4)	Current	30-59 Days	60-89 Days	90+ Days
Securitized residential mortgage loans
Non-Agency Loans	$2,596,843	5,169	69.13%	730	$2,550,634	$26,210	$8,415	$11,584
Agency-Eligible Loans	1,244,422	3,839	66.25%	757	1,239,114	5,062	246	—
Re- and Non-Performing Loans	325,120	2,226	79.61%	643	220,124	34,865	10,937	59,194
Total Securitized residential mortgage loans	$4,166,385	11,234	69.09%	731	$4,009,872	$66,137	$19,598	$70,778
Residential mortgage loans
Non-Agency Loans	$406,294	655	71.22%	734	$399,036	$4,967	$1,404	$887
Agency-Eligible Loans	48,657	138	70.94%	749	47,918	739	—	—
Re- and Non-Performing Loans (1)	3,520	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Total Residential mortgage loans	$458,471	793	71.19%	735	$446,954	$5,706	$1,404	$887
Total as of December 31, 2022	$4,624,856	12,027	69.29%	731	$4,456,826	$71,843	$21,002	$71,665

	Unpaid Principal Balance		Weighted Average (1)(2)		Aging by Unpaid Principal Balance (1)(3)
December 31, 2021		Loan Count (1)	Original LTV Ratio	Current FICO (4)	Current	30-59 Days	60-89 Days	90+ Days
Securitized residential mortgage loans
Non-Agency Loans	$777,828	1,562	68.03%	733	$767,734	$6,495	$1,036	$2,563
Re- and Non-Performing Loans	377,923	2,540	79.20%	639	256,094	35,974	12,324	73,531
Total Securitized residential mortgage loans	$1,155,751	4,102	71.68%	697	$1,023,828	$42,469	$13,360	$76,094
Residential mortgage loans
Non-Agency Loans	$987,290	1,886	69.39%	737	$967,910	$9,101	$1,630	$8,649
Agency-Eligible Loans	429,424	1,339	65.44%	754	425,594	3,830	—	—
Re- and Non-Performing Loans (1)	6,528	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Total Residential mortgage loans	$1,423,242	3,225	68.19%	742	$1,393,504	$12,931	$1,630	$8,649
Total as of December 31, 2021	$2,578,993	7,327	69.76%	723	$2,417,332	$55,400	$14,990	$84,743
(1)Loan count, weighted average, and aging data excludes the Re- and Non-Performing Loans subcategory of Residential mortgage loans above as there may be limited data available regarding the underlying collateral of these residual positions.
(2)Amounts are weighted based on unpaid principal balance.
(3)As of December 31, 2022, the Company had residential mortgage loans that were 90+ days delinquent and loans in the process of foreclosure with a fair value of $31.4 million and $33.7 million, respectively. As of December 31, 2021, the Company had residential mortgage loans that were 90+ days delinquent and loans in the process of foreclosure with a fair value of $47.4 million and $29.0 million, respectively.
(4)Weighted average current FICO excludes borrowers where FICO scores were not available. Data is as of November 30, 2022 and November 30, 2021, respectively.

During the year ended December 31, 2022, the Company purchased Non-Agency Loans and Agency-Eligible Loans, as detailed below (in thousands). A portion of these loans were purchased from Arc Home. See Note 10 for more detail.

	Unpaid Principal Balance	Fair Value
Non-Agency Loans	$1,580,547	$1,593,026
Agency-Eligible Loans	993,126	986,734
Total	$2,573,673	$2,579,760

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

During the years ended December 31, 2022 and 2021, the Company sold Non-Agency, Agency-Eligible Loans, and Re- and Non-Performing Loans, as detailed below ($ in thousands).

	Number of Loans	Proceeds	Realized Gains	Realized Losses
Year Ended December 31, 2022
Non-Agency Loans	18	$10,049	$—	$(1,133)
Agency-Eligible Loans	150	43,718	37	(2,623)

Year Ended December 31, 2021
Non-Agency Loans (1)	150	$91,952	$—	$(1,304)
Re- and Non-Performing Loans	1	1,604	626	—
Securitized Re- and Non-Performing Loans	380	46,352	7,601	(769)
(1)The Non-Agency Loans sold during the year ended December 31, 2021 were sold into an unconsolidated securitization trust. Certain senior tranches in the securitization were sold to third-parties with the Company retaining the subordinate tranches, which are included within the "Real estate securities, at fair value" line item on its consolidated balance sheets. The Company participated in this securitization alongside a private fund under the management of Angelo Gordon. See Note 10 for more detail.

The Company’s residential mortgage loan portfolio consisted of mortgage loans on residential real estate located throughout the United States. The following is a summary of the geographic concentration of credit risk as of December 31, 2022 and 2021 and includes states where the exposure is greater than 5% of the fair value the Company's residential mortgage loan portfolio.

Geographic Concentration of Credit Risk (1)	December 31, 2022	December 31, 2021
California	33%	35%
New York	16%	15%
Florida	11%	11%
New Jersey	6%	6%
Texas	5%	3%
(1)Excludes the Re- and Non-Performing Loans subcategory of Residential mortgage loans above as there may be limited data available regarding the underlying collateral of these residual positions.

The following is a summary of the changes in the accretable portion of the discount for the Company’s securitized re-performing and non-performing loan portfolios for the years ended December 31, 2022 and 2021, which is determined by the Company’s estimate of undiscounted principal expected to be collected in excess of the amortized cost of the mortgage loan (in thousands).

	Year Ended
	December 31, 2022	December 31, 2021
Beginning Balance	$46,521	$56,907
Accretion	(6,599)	(5,106)
Reclassifications from/(to) non-accretable difference	2,615	1,044
Disposals	(300)	(6,324)
Ending Balance	$42,237	$46,521

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Variable interest entities

The following table details certain information related to the assets and liabilities of the Residential Mortgage Loan VIEs as of December 31, 2022 and 2021 ($ in thousands):

	December 31, 2022			December 31, 2021
	Carrying Value	Weighted Average		Carrying Value	Weighted Average
		Yield	Life (Years) (1)		Yield	Life (Years) (1)
Assets
Non-Agency VIEs	$2,354,748	4.91%	10.26	$813,383	3.96%	4.50
Agency-Eligible VIEs	1,081,453	4.07%	10.08	—	—%	—
RPL/NPL VIEs	270,945	6.66%	6.33	344,751	5.90%	7.17
Securitized residential mortgage loans, at fair value	$3,707,146	4.80%	9.90	$1,158,134	4.53%	5.37
Restricted cash	1,194			1,467
Other assets	19,064			6,457
Total Assets	$3,727,404			$1,166,058

Liabilities
Non-Agency VIEs	$2,089,308	4.31%	6.41	$746,970	1.63%	2.36
Agency-Eligible VIEs	989,285	3.90%	9.47	—	—%	—
RPL/NPL VIEs	183,759	3.10%	3.13	252,245	3.06%	3.75
Securitized debt, at fair value (2)	$3,262,352	4.12%	7.26	$999,215	2.00%	2.71
Other liabilities	11,342			1,482
Total Liabilities	$3,273,694			$1,000,697

Total Equity (3)	$453,710			$165,361
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
(3)As of December 31, 2022 and 2021, the Company had outstanding financing arrangements of $232.1 million and $71.3 million, respectively, collateralized by certain of the Company's retained interests in the Residential Mortgage Loan VIEs. See Note 6 for more detail regarding the Company's financing arrangements.

Commercial loans

As of December 31, 2022 and 2021, the Company did not hold any commercial loans.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

4. Real Estate Securities

The following tables detail the Company’s real estate securities portfolio as of December 31, 2022 and 2021 ($ in thousands). The gross unrealized gains/(losses) in the tables below represent inception to date unrealized gains/(losses).

	Current Face	Premium / (Discount)	Amortized Cost	Gross Unrealized			Weighted Average
December 31, 2022				Gains	Losses	Fair Value	Coupon (1)	Yield
Non-Agency RMBS
Agency-Eligible Securities	$16,819	$(6,674)	$10,145	$28	$(495)	$9,678	3.22%	8.47%
Non-Agency Securities (2)	14,894	(201)	14,693	—	(4,834)	9,859	4.34%	4.60%
Non-Agency RMBS Interest Only (2)	108,464	(105,626)	2,838	2,220	—	5,058	0.38%	34.42%
Total Non-Agency RMBS	140,177	(112,501)	27,676	2,248	(5,329)	24,595	1.62%	12.26%

Agency RMBS
Interest Only	127,356	(107,585)	19,771	28	(675)	19,124	2.87%	7.54%

Total as of December 31, 2022	$267,533	$(220,086)	$47,447	$2,276	$(6,004)	$43,719	2.37%	10.20%

	Current Face	Premium / (Discount)	Amortized Cost	Gross Unrealized			Weighted Average
December 31, 2021				Gains	Losses	Fair Value	Coupon (1)	Yield
Non-Agency RMBS
Non-Agency Securities (2)	$14,894	$(236)	$14,658	$—	$(58)	$14,600	4.36%	4.74%
Non-Agency RMBS Interest Only (2)	160,154	(156,647)	3,507	—	(112)	3,395	0.38%	10.12%
Re/Non-Performing Securities	696	(24)	672	90	—	762	5.25%	29.69%
Total Non-Agency RMBS	175,744	(156,907)	18,837	90	(170)	18,757	1.02%	6.73%

Agency RMBS
30 Year Fixed Rate	490,435	11,927	502,362	—	(6,649)	495,713	2.18%	1.78%

Total as of December 31, 2021	$666,179	$(144,980)	$521,199	$90	$(6,819)	$514,470	1.99%	1.96%
(1)Equity residual investments with a zero coupon rate are excluded from this calculation.
(2)Comprised of Non-QM securities and Non-QM interest-only securities retained from a rated Non-QM Loan securitization the Company participated in alongside a private fund under the management of Angelo Gordon. Upon evaluating its investment in the VIE, the Company determined it was not the primary beneficiary and, as a result, did not consolidate the securitization trust. In addition, the Company determined the sale of the residential mortgage loans into the securitization qualified for sale accounting and derecognized the loans from its consolidated balance sheets. The Company has a 40.9% interest in the retained subordinate tranches which represents its continuing involvement in the securitization trust. The Company has no obligation to provide any other explicit or implicit support to the securitization trust.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following tables summarize the Company's real estate securities according to their projected weighted average life classifications as of December 31, 2022 and 2021 ($ in thousands):

	Non-Agency RMBS			Agency RMBS
December 31, 2022 Weighted Average Life (1)	Fair Value	Amortized Cost	Weighted Average Coupon (2)	Fair Value	Amortized Cost	Weighted Average Coupon
Greater than one year and less than or equal to five years	$5,058	$2,838	0.38%	$—	$—	—%
Greater than five years and less than or equal to ten years	—	—	—%	19,124	19,771	2.87%
Greater than ten years	19,537	24,838	3.75%	—	—	—%
Total as of December 31, 2022	$24,595	$27,676	1.62%	$19,124	$19,771	2.87%

	Non-Agency RMBS			Agency RMBS
December 31, 2021 Weighted Average Life (1)	Fair Value	Amortized Cost	Weighted Average Coupon (2)	Fair Value	Amortized Cost	Weighted Average Coupon
Less than or equal to one year	$543	$511	5.25%	$—	$—	—%
Greater than one year and less than or equal to five years	18,214	18,326	1.00%	—	—	—%
Greater than five years and less than or equal to ten years	—	—	—%	474,104	480,204	2.19%
Greater than ten years	—	—	—%	21,609	22,158	2.00%
Total as of December 31, 2021	$18,757	$18,837	1.02%	$495,713	$502,362	2.18%
(1)This is based on projected life. Typically, actual maturities are shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.
(2)Equity residual investments securities with a zero coupon rate are excluded from this calculation.

During the years ended December 31, 2022 and 2021, the Company sold real estate securities, as summarized below ($ in thousands).

	Number of Securities	Proceeds	Realized Gains	Realized Losses
Year ended December 31, 2022	18	$526,258	$736	$(35,240)
Year ended December 31, 2021	77	892,501	16,488	(22,834)

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
5. Fair value measurements

The following tables present the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2022 and 2021 (in thousands):

	Fair Value as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Securitized residential mortgage loans	$—	$—	$3,707,146	$3,707,146
Residential mortgage loans (1)	—	754	420,697	421,451
Non-Agency RMBS (2)	—	9,678	9,859	19,537
Non-Agency RMBS Interest Only	—	—	5,058	5,058
Agency Interest Only	—	19,124	—	19,124
Derivative assets (3)	—	18,401	98	18,499
Cash equivalents (4)	442	—	—	442
AG Arc (5)	—	—	39,680	39,680
Total Assets Measured at Fair Value	$442	$47,957	$4,182,538	$4,230,937

Liabilities:
Securitized debt	$—	$—	$(3,262,352)	$(3,262,352)
Derivative liabilities	—	—	(9)	(9)
Total Liabilities Measured at Fair Value	$—	$—	$(3,262,361)	$(3,262,361)

	Fair value as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Securitized residential mortgage loans	$—	$—	$1,158,134	$1,158,134
Residential mortgage loans	—	915	1,476,057	1,476,972
Non-Agency RMBS (2)	—	—	15,362	15,362
Non-Agency RMBS Interest Only	—	—	3,395	3,395
30 Year Fixed Rate Agency RMBS	—	495,713	—	495,713
Derivative assets (3)	—	19,781	—	19,781
AG Arc (5)	—	—	53,435	53,435
Total Assets Measured at Fair Value	$—	$516,409	$2,706,383	$3,222,792

Liabilities:
Securitized debt	$—	$—	$(999,215)	$(999,215)
Derivative liabilities (3)	—	(897)	(79)	(976)
Total Liabilities Measured at Fair Value	$—	$(897)	$(999,294)	$(1,000,191)
(1)Includes Residential mortgage loans held for sale.
(2)Non-Agency RMBS is comprised of Non-Agency, Agency-Eligible, and Re/Non-Performing Securities.
(3)As of December 31, 2022, the Company applied a reduction in fair value of $17.3 million to its interest rate swap assets related to variation margin with a corresponding increase in restricted cash, net of collateral posted by the Company's derivative counterparties. As of December 31, 2021, the Company applied a reduction in fair value of $19.6 million and $0.9 million to its interest rate swap assets and liabilities, respectively, related to variation margin with a corresponding increase or decrease in restricted cash, respectively. Derivative assets and liabilities are included in the "Other assets" and "Other liabilities" line items on the consolidated balance sheets, respectively. Refer to Note 2 and Note 7 for more information on the Company's accounting policies with regard to derivatives.
(4)Refer to Note 2 for more information on the Company's accounting policies with regard to cash equivalents.
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

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the years ended December 31, 2022 and 2021.

Refer to the tables below for details on transfers between the Level 3 and Level 2 categories under ASC 820 during the year ended December 31, 2021. The Company did not have any transfers between the Levels 3 and 2 of the fair value hierarchy during the year ended December 31, 2022. Transfers into the Level 3 category of the fair value hierarchy occur due to instruments exhibiting indications of reduced levels of market transparency. Transfers out of the Level 3 category of the fair value hierarchy occur due to instruments exhibiting indications of increased levels of market transparency. Indications of increases or decreases in levels of market transparency include a change in observable transactions or executable quotes involving these instruments or similar instruments. Changes in these indications could impact price transparency, and thereby cause a change in level designations in future periods.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following tables present additional information about the Company’s assets and liabilities which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

Year Ended December 31, 2022 (in thousands)
	Residential Mortgage Loans (1)	Non-Agency RMBS	Non-Agency RMBS Interest Only	Derivative assets (2)	AG Arc	Securitized debt	Derivative liabilities (2)
Beginning balance	$2,634,191	$15,362	$3,395	$—	$53,435	$(999,215)	$(79)
Purchases	2,557,440	—	—	—	—	—	—
Issuances of Securitized Debt	—	—	—	—	—	(3,040,283)	—
Capital distributions	—	—	—	—	(6,053)	—	—
Proceeds from sales	(53,767)	—	—	—	—	—	—
Principal repayments	(464,332)	(664)	—	(2,700)	—	379,979	16,044
Total net gains/(losses) (3)
Included in net income	(545,689)	(4,839)	1,663	2,798	(7,702)	397,167	(15,974)
Ending Balance	$4,127,843	$9,859	$5,058	$98	$39,680	$(3,262,352)	$(9)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of December 31, 2022 (4)	$(542,629)	$(4,740)	$1,663	$98	$(7,702)	$397,167	$(9)
(1)Includes Securitized residential mortgage loans and Residential mortgage loans held for sale.
(2)Derivative assets and derivative liabilities are included in the "Other assets" and "Other liabilities" line items, respectively, on the consolidated balance sheets.
(3)Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Net unrealized gain/(loss)	$(148,010)
Net realized gain/(loss)	(16,864)
Equity in earnings/(loss) from affiliates	(7,702)
Total	$(172,576)
(4)Unrealized gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Net unrealized gain/(loss)	$(148,450)
Equity in earnings/(loss) from affiliates	(7,702)
Total	$(156,152)

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Year Ended December 31, 2021 (in thousands)
	Residential Mortgage Loans (1)	Non-Agency RMBS	Non-Agency RMBS Interest Only	Commercial Loans	Excess Mortgage Servicing Rights	AG Arc	Securitized debt	Derivative liabilities (2)
Beginning balance	$433,307	$3,100	$—	$125,508	$3,158	$45,341	$(355,159)	$—
Transfers (3):
Transfers out of level 3	—	(1,499)	—	—	—	—	—	—
Purchases	2,463,685	14,657	3,778	5,100	—	—	—	—
Issuances of Securitized Debt	—	—	—	—	—	—	(811,455)	—
Capital distributions	—	—	—	—	—	(893)	—	—
Proceeds from sales	(138,304)	—	—	(74,342)	(2,364)	—	—	—
Principal repayments	(147,710)	(899)	—	(70,232)	—	—	163,922	—
Total net gains/(losses) (4)
Included in net income	23,213	3	(383)	13,966	(794)	8,987	3,477	(79)
Ending Balance	$2,634,191	$15,362	$3,395	$—	$—	$53,435	$(999,215)	$(79)

Change in unrealized appreciation/(depreciation) for level 3 assets still held as of December 31, 2021 (5)	$18,437	$3	$(383)	$—	$—	$8,987	$3,477	$(79)
(1)Includes Securitized residential mortgage loans
(2)Derivative liabilities are included in the "Other liabilities" line item on the consolidated balance sheets.
(3)Transfers are assumed to occur at the beginning of the period. For the year ended December 31, 2021, the Company transferred one Non-Agency RMBS into the Level 2 category from the Level 3 category under the fair value hierarchy of ASC 820.
(4)Gains/(losses) are recorded in the following line items in the consolidated statement of operations:

Net unrealized gain/(loss)	$38,606
Net realized gain/(loss)	797
Equity in earnings/(loss) from affiliates	8,987
Total	$48,390
(5)Unrealized gains/(losses) are recorded in the following line items in the consolidated statement of operations:

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

Asset Class	Fair Value at December 31, 2022 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
			Yield	4.75% - 7.32% (6.40%)
Securitized Residential Mortgage Loans	$3,707,146	Discounted Cash Flows	Projected Collateral Prepayments	4.81% - 10.19% (6.44%)
			Projected Collateral Losses	0.05% - 1.40% (0.22%)
			Projected Collateral Severities	-4.16% - 20.00% (15.40%)
			Yield	6.29% - 9.82% (7.16%)
Residential Mortgage Loans (2)	$418,023	Discounted Cash Flow	Projected Collateral Prepayments	1.38% - 31.28% (16.37%)
			Projected Collateral Losses	0.00% - 14.44% (0.48%)
			Projected Collateral Severities	-2.64% - 10.19% (9.99%)
	$2,674	Consensus Pricing	Broker Quotes	93.46 - 107.05 (101.11)
			Yield	7.18% - 11.93% (9.22%)
Non-Agency RMBS	$9,859	Discounted Cash Flow	Projected Collateral Prepayments	8.14% - 8.14% (8.14%)
			Projected Collateral Losses	0.18% - 0.18% (0.18%)
			Projected Collateral Severities	10.00% - 10.00% (10.00%)
			Yield	10.00% - 14.00% (13.25%)
Non-Agency RMBS Interest Only	$5,058	Discounted Cash Flow	Projected Collateral Prepayments	8.14% - 8.14% (8.14%)
			Projected Collateral Losses	0.18% - 0.18% (0.18%)
			Projected Collateral Severities	10.00% - 10.00% (10.00%)
			Yield	6.69% - 7.68% (7.54%)
Derivative Assets (3)	$98	Discounted Cash Flow	Projected Collateral Prepayments	12.63% - 34.19% (26.71%)
			Projected Collateral Losses	0.01% - 0.96% (0.39%)
			Projected Collateral Severities	10.00% - 10.00% (10.00%)
			Pull through Percentages	55.00% - 100.00% (72.78%)
AG Arc	$39,680	Comparable Multiple	Book Value Multiple	0.94x - 0.94x (0.94x)

Liability Class	Fair Value at December 31, 2022 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
			Yield	5.25% - 15.00% (6.07%)
Securitized Debt	$(3,262,352)	Discounted Cash Flow	Projected Collateral Prepayments	4.81% - 10.19% (6.36%)
			Projected Collateral Losses	0.05% - 1.40% (0.19%)
			Projected Collateral Severities	-4.16% - 20.00% (15.81%)
			Yield	7.29% - 7.61% (7.36%)
Derivative Liabilities (3)	$(9)	Discounted Cash Flow	Projected Collateral Prepayments	21.51% - 31.31% (27.92%)
			Projected Collateral Losses	0.01% - 0.46% (0.16%)
			Projected Collateral Severities	10.00% - 10.00% (10.00%)
			Pull Through Percentages	100.00% - 100.00% (100.00%)
(1)Amounts are weighted based on fair value.
(2)Includes Residential mortgage loans held for sale.
(3)Derivative assets and derivative liabilities are included in the "Other assets" and "Other liabilities" line items, respectively, on the consolidated balance sheets.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Asset Class	Fair Value at December 31, 2021 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
			Yield	2.26% - 13.00% (3.12%)
Securitized Residential Mortgage Loans	$1,158,134	Discounted Cash Flow	Projected Collateral Prepayments	4.75% - 11.05% (9.51%)
			Projected Collateral Losses	0.38% - 4.40% (0.83%)
			Projected Collateral Severities	-18.08% - 29.11% (10.10%)
			Yield	2.77% - 7.50% (3.37%)
Residential Mortgage Loans	$1,465,523	Discounted Cash Flow	Projected Collateral Prepayments	0.00% - 25.89% (15.28%)
			Projected Collateral Losses	0.00% - 15.37% (0.30%)
			Projected Collateral Severities	-14.86% - 10.00% (9.97%)
	$4,405	Consensus Pricing	Broker Quotes	88.57 - 112.89 (102.59)
	$6,129	Recent Transaction	Cost	N/A
			Yield	3.42% - 15.00% (5.32%)
Non-Agency RMBS	$15,362	Discounted Cash Flow	Projected Collateral Prepayments	5.70% - 12.99% (12.63%)
			Projected Collateral Losses	0.23% - 2.66% (0.35%)
			Projected Collateral Severities	-43.98% - 10.00% (7.32%)
			Yield	10.00% - 12.50% (12.10%)
Non-Agency RMBS Interest Only	$3,395	Discounted Cash Flow	Projected Collateral Prepayments	12.99% - 12.99% (12.99%)
			Projected Collateral Losses	0.23% - 0.23% (0.23%)
			Projected Collateral Severities	10.00% - 10.00% (10.00%)
AG Arc	$53,435	Comparable Multiple	Book Value Multiple	1.06x - 1.06x (1.06x)

Liability Class	Fair Value at December 31, 2021 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
			Yield	1.56% - 4.49% (2.15%)
Securitized Debt	$(999,215)	Discounted Cash Flow	Projected Collateral Prepayments	5.86% - 11.05% (9.66%)
			Projected Collateral Losses	0.38% - 2.93% (0.83%)
			Projected Collateral Severities	6.36% - 12.89% (10.15%)
			Yield	3.02% - 3.11% (3.03%)
Derivative Liabilities (2)	$(79)	Discounted Cash Flow	Projected Collateral Prepayments	14.08% - 15.14% (14.23%)
			Projected Collateral Losses	0.15% - 0.20% (0.15%)
			Projected Collateral Severities	10.00% - 10.00% (10.00%)
			Pull Through Percentages	90.00% - 95.00% (90.69%)
(1)Amounts are weighted based on fair value.
(2)Derivative liabilities are included in the "Other liabilities" line item on the consolidated balance sheets.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
6. Financing

The following table presents a summary of the Company's financing as of December 31, 2022 and 2021 ($ in thousands).

	December 31, 2022						December 31, 2021
				Weighted Average		Collateral Fair Value (1)(2)
	Current Face	Carrying Value	Stated Maturity	Funding Cost	Life (Years)		Carrying Value
Securitized residential mortgage loans (3)	$232,088	$232,088	Jan 2023 - Mar 2023	6.11%	0.11	$423,967	$71,308
Residential mortgage loans (4)(5)	360,241	360,241	Mar 2023 - Jan 2024	6.21%	0.44	418,023	1,286,287
Non-Agency RMBS	14,695	14,695	Jan 2023 - Mar 2023	5.75%	0.08	24,595	10,213
Agency RMBS	14,163	14,163	Jan 2023	4.54%	0.01	17,058	409,935
Total Financing Arrangements	$621,187	$621,187		6.12%	0.29	$883,643	$1,777,743
Securitized debt, at fair value (6)	3,869,593	3,262,352	N/A	4.12%	7.26	N/A	999,215
Total Financing	$4,490,780	$3,883,539		4.44%	6.30	$883,643	$2,776,958
(1)The Company also had $3.4 million and $5.0 million of cash pledged under repurchase agreements as of December 31, 2022 and 2021, respectively.
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
(5)The funding cost includes deferred financing costs. The weighted average stated rate on the Residential mortgage loans repurchase agreements was 6.12% as of December 31, 2022.
(6)The holders of the securitized debt have no recourse to the general credit of the Company. The Company has no obligation to provide any other explicit or implicit support to the Residential Mortgage Loan VIEs.

The following table presents contractual maturity information about the Company's borrowings under financing arrangements as of December 31, 2022 (in thousands). Securitized debt is excluded from the below table as it does not have a contractual maturity.

	Within 30 Days	Over 30 Days to 3 Months	Over 3 Months to 12 Months	Over 12 Months	Total
Securitized residential mortgage loans	$144,488	$87,600	$—	$—	$232,088
Residential mortgage loans	—	162,508	165,979	31,754	360,241
Non-Agency RMBS	10,859	3,836	—	—	14,695
Agency RMBS	14,163	—	—	—	14,163
Total Financing Arrangements	$169,510	$253,944	$165,979	$31,754	$621,187

Counterparties

The Company had outstanding financing arrangements with six and five counterparties as of December 31, 2022 and 2021, respectively.

The following table presents information as of December 31, 2022 and 2021 with respect to each counterparty that provides the Company with financing for which the Company had greater than 5% of its stockholders’ equity at risk, excluding stockholders’ equity at risk under financing through affiliated entities ($ in thousands).

	December 31, 2022			December 31, 2021
Counterparty	Stockholders' Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity	Stockholders' Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity
Credit Suisse AG, Cayman Islands Branch	$130,587	71	28.2%	$129,526	101	22.7%
Barclays Capital Inc.	81,445	113	17.6%	89,230	23	15.6%
BofA Securities, Inc.	36,193	93	7.8%	33,153	317	5.8%

Financial Covenants

The Company’s financing arrangements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each financing arrangement, typical supplemental terms include requirements of minimum equity and liquidity, leverage ratios, and performance triggers. In

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
addition, some of the financing arrangements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that the Company fails to comply with the covenants contained in these financing arrangements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the associated agreement. Financings pursuant to repurchase agreements and revolving facilities are generally recourse to the Company. As of December 31, 2022, the Company is in compliance with all of its financial covenants.

7. Other assets and liabilities

The following table details certain information related to the Company's "Other assets" and "Other liabilities" line items on its consolidated balance sheet as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022	December 31, 2021
Other assets
Interest receivable	$20,593	$14,263
Derivative assets, at fair value	1,218	231
Other assets	4,983	4,519
Due from broker	801	1,887
Total Other assets	$27,595	$20,900

Other liabilities
Due to affiliates (1)	$3,652	$4,106
Interest payable	14,114	2,925
Derivative liabilities, at fair value	9	92
Purchase price payable on loans (2)	—	87
Accrued expenses	1,811	2,169
Due to broker	7	990
Total Other liabilities	$19,593	$10,369
(1)Refer to Note 10 for more information
(2)Represents the portion of the purchase price on certain Non-Agency and Agency-Eligible Loans that had not yet settled as of December 31, 2021.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Derivatives

The following table presents the fair value of the Company's derivatives and other instruments and their balance sheet location as of December 31, 2022 and 2021 (in thousands).

Derivatives and Other Instruments (1)	Balance Sheet Location	December 31, 2022	December 31, 2021
Pay Fix/Receive Float Interest Rate Swap Agreements (2)	Other assets	$470	$231
Short TBAs	Other assets	650	—
Short TBAs	Other liabilities	—	(13)
Forward Purchase Commitments	Other assets	98	—
Forward Purchase Commitments	Other liabilities	(9)	(79)
(1)As of December 31, 2022 and 2021, no derivatives held by the Company were designated as hedges for accounting purposes.
(2)As of December 31, 2022, the Company applied a reduction in fair value of $17.3 million to its interest rate swap assets related to variation margin with a corresponding increase in restricted cash, net of collateral posted by the Company's derivative counterparties. As of December 31, 2021, the Company applied a reduction in fair value of $19.6 million and $0.9 million to its interest rate swap assets and liabilities, respectively, related to variation margin with a corresponding increase or decrease in restricted cash, respectively.

The following table summarizes information related to derivatives and other instruments (in thousands):

Notional amount of non-hedge derivatives and other instruments:	Notional Currency	December 31, 2022	December 31, 2021
Pay Fix/Receive Float Interest Rate Swap Agreements (1)	USD	$335,000	$888,500
Short TBAs	USD	40,000	385,963
Forward Purchase Commitments	USD	8,006	25,292
(1)As of December 31, 2022, the Company's pay fix/receive float interest rate swaps had a weighted average pay-fixed rate of 2.77%, a weighted average receive-variable rate of 4.30%, and a weighted average years to maturity of 4.77 years. As of December 31, 2021, the Company's pay fix/receive float interest rate swaps had a weighted average pay-fixed rate of 0.85%, a weighted average receive-variable rate of 0.15%, and a weighted average years to maturity of 5.51 years.

Derivative and other instruments eligible for offset are presented gross on the consolidated balance sheets as of December 31, 2022 and 2021, if applicable. The Company has not offset or netted any derivatives or other instruments with any financial instruments or cash collateral posted or received.

The Company must post cash or securities as collateral on its derivative instruments when their fair value declines. This typically occurs when prevailing market rates change adversely, with the severity of the change also dependent on the term of the derivatives involved. The posting of collateral is generally bilateral, meaning that if the fair value of the Company’s derivatives increases, its counterparty must post collateral. As of December 31, 2022, the Company's restricted cash balance included $9.6 million of collateral related to certain derivatives, of which $1.3 million represents cash collateral posted by the Company and $8.3 million represents amounts related to variation margin. As of December 31, 2021, the Company's restricted cash balance included $25.7 million of collateral related to certain derivatives, of which $7.0 million represents cash collateral posted by the Company and $18.7 million represents amounts related to variation margin.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following table summarizes gains/(losses) related to derivatives and other instruments (in thousands):

	Year Ended
	December 31, 2022	December 31, 2021
Included within Net unrealized gain/(loss)
Interest Rate Swaps	$(2,955)	$19,165
Short TBAs	663	(13)
Forward Purchase Commitments	168	(79)
Other	—	64
	(2,124)	19,137

Included within Net realized gain/(loss)
Interest Rate Swaps	129,382	4,888
Long TBAs	(10,789)	—
Short TBAs	13,578	1,383
Forward Purchase Commitments	(13,344)	—
Other	—	(165)
	118,827	6,106
Total income/(loss)	$116,703	$25,243

TBAs

The following table presents information about the Company’s TBAs for the years ended December 31, 2022 and 2021 (in thousands):

Year Ended		Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Notional Amount	Fair Value as of Period End	Receivable/(Payable) from/to Broker	Derivative Asset	Derivative Liability
December 31, 2022	Long TBAs	$—	$1,650,000	$(1,650,000)	$—	$—	$—	$—	$—
December 31, 2022	Short TBAs	(385,963)	1,320,852	(974,889)	(40,000)	(38,556)	39,206	650	—
December 31, 2021	Short TBAs	—	1,390,550	(1,776,513)	(385,963)	(394,225)	394,212	—	(13)

8. Earnings per share

Following the close of business on July 22, 2021, the Company effected a one-for-three reverse stock split of its outstanding shares of common stock. All per share amounts and common shares outstanding for all applicable periods presented in the consolidated financial statements have been adjusted on a retroactive basis to reflect the Company’s one-for-three reverse stock split. Refer to Note 2 and Note 11 for additional information.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share for the years ended December 31, 2022 and 2021 (in thousands, except per share data):

	Year Ended
	December 31, 2022	December 31, 2021
Numerator:
Net Income/(Loss)	$(53,100)	$104,186
Gain on Exchange Offers, net (Note 11)	—	472
Dividends on preferred stock	(18,344)	(18,785)
Net Income/(Loss) Available to Common Stockholders	$(71,444)	$85,873

Denominator:
Basic weighted average common shares outstanding	22,890	16,234
Diluted weighted average common shares outstanding	22,890	16,234

Earnings/(Loss) Per Share
Basic	$(3.12)	$5.29
Diluted	$(3.12)	$5.29

Dividends

The following tables detail the Company's common stock dividends declared during the years ended December 31, 2022 and 2021:

Year Ended December 31, 2022				Year Ended December 31, 2021
Declaration Date	Record Date	Payment Date	Cash Dividend Per Share	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
3/18/2022	3/31/2022	4/29/2022	$0.21	3/22/2021	4/1/2021	4/30/2021	$0.18
6/15/2022	6/30/2022	7/29/2022	0.21	6/15/2021	6/30/2021	7/30/2021	0.21
9/15/2022	9/30/2022	10/31/2022	0.21	9/15/2021	9/30/2021	10/29/2021	0.21
12/19/2022	12/30/2022	1/31/2023	0.18	12/15/2021	12/31/2021	1/31/2022	0.21
Total			$0.81	Total			$0.81

The following tables detail the Company's preferred stock dividends declared and paid during the years ended December 31, 2022 and 2021:

2022			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	8.25% Series A	8.00% Series B	8.000% Series C
2/18/2022	2/28/2022	3/17/2022	$0.51563	$0.50	$0.50
5/2/2022	5/31/2022	6/17/2022	0.51563	0.50	0.50
8/3/2022	8/31/2022	9/19/2022	0.51563	0.50	0.50
11/3/2022	11/30/2022	12/19/2022	0.51563	0.50	0.50
Total			$2.06252	$2.00	$2.00

2021			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	8.25% Series A	8.00% Series B	8.000% Series C
2/16/2021	2/26/2021	3/17/2021	$0.51563	$0.50	$0.50
5/17/2021	5/28/2021	6/17/2021	0.51563	0.50	0.50
7/30/2021	8/31/2021	9/17/2021	0.51563	0.50	0.50
11/5/2021	11/30/2021	12/17/2021	0.51563	0.50	0.50
Total			$2.06252	$2.00	$2.00

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

9. Income taxes

As a REIT, the Company is not subject to federal income tax to the extent that it makes qualifying distributions to its stockholders, and provided it satisfies on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution, and stock ownership tests. The state and local tax jurisdictions for which the Company is subject to tax-filing obligations recognize the Company’s status as a REIT, and therefore, the Company generally does not pay income tax in such jurisdictions. The Company may, however, be subject to certain minimum state and local tax filing fees as well as certain excise, franchise, or business taxes.

Excise tax represents a non-deductible 4% tax on the required amount of the Company’s ordinary income and net capital gains not distributed during the year. The expense is calculated in accordance with applicable tax regulations. For the years ended December 31, 2022 and 2021, the Company did not recognize any excise tax.

As of December 31, 2022 and 2021, the Company had federal net operating loss ("NOL") carryforwards of $2.1 million and $2.1 million, respectively, that can be used to offset future taxable ordinary income and reduce its REIT distribution requirements. These NOLs do not have an expiration date and can be carried forward indefinitely. As of December 31, 2022 and 2021, the Company had estimated net capital loss ("NCL") carryforwards of $294.8 million and $246.8 million, respectively, the majority of which were generated during the COVID-19 pandemic. The NCL carryforwards can be utilized to offset future net gains from the sale of capital assets. These NCL carryforwards have an expiration date of 5 years of which the majority will expire in 2025.

Taxable REIT Subsidiaries

The Company elected to treat certain domestic subsidiaries as TRSs. The Company’s financial results are generally not expected to reflect provisions for current or deferred income taxes, except for any activities conducted through one or more TRSs that are subject to corporate income taxation. Currently, the Company has wholly owned domestic TRSs that are taxable as corporations and subject to U.S. federal, state and local income tax on net income at the applicable corporate rates. The federal statutory rate for the years ended December 31, 2022 and 2021 was 21%. The Company’s effective tax rate differs from its combined U.S. federal, state and local corporate statutory tax rate primarily due to income earned at the REIT, which is not subject to tax, due to the deduction for qualifying distributions made by the Company, and any change in the valuation allowance as disclosed in further detail below. For the year ended December 31, 2022, the Company recorded $0.2 million of current income tax expense attributable to its TRSs which is recorded in the "Non-investment related expenses" line item on the consolidated statement of operations. The Company did not record any income tax expense for the year ended December 31, 2021.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax reporting purposes at the TRS level. The following table discloses the components of the Company’s deferred tax assets and deferred tax liabilities, if applicable, as of December 31, 2022 and 2021 (in thousands).

	Year Ended
	December 31, 2022	December 31, 2021
Deferred tax assets
Net operating loss carryforwards	$26,961	$6,526
Capital loss carryforwards (1)	298	14
GAAP/tax basis differences	2,980	225
Total deferred tax assets	30,239	6,765
Less: valuation allowance	(30,239)	(6,765)
Net deferred tax assets	$—	$—
(1)Capital loss carryforwards expire between 2026 and 2027.

For the years ended December 31, 2022 and 2021, the Company’s TRSs had an estimated gross NOL carryforward of $128.4 million and $31.1 million, respectively. This includes NOL carryforwards generated prior to 2018 of $7.8 million which will expire between 2033 and 2037. The remaining net operating losses can be carried forward indefinitely. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences become deductible. The Company concluded it is more likely

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
than not the deferred tax asset will not be realized and established a valuation allowance of $30.2 million and $6.8 million for the years ended December 31, 2022 and 2021, respectively.

Uncertain Income Tax Positions

Based on its analysis of any potential uncertain income tax positions, the Company concluded it did not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of December 31, 2022. The Company’s federal income tax returns for the last three tax years are open to examination by the Internal Revenue Service. There are no ongoing U.S. federal, state or local tax examinations related to the Company. In the event that the Company incurs income tax related interest and penalties, its policy is to classify them as a component of provision for income taxes.

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

The below table details the management fees incurred during the years ended December 31, 2022 and 2021 (in thousands).

	Year Ended
	December 31, 2022	December 31, 2021
Management fee to affiliate	$8,096	$6,814

As of December 31, 2022 and 2021, the Company recorded management fees payable of $2.1 million and $1.8 million, respectively. The management fee payable is included within the "Due to affiliates" item within the "Other liabilities" line item on the consolidated balance sheets.

Incentive fee

In connection with the common stock offering in November 2021, including the Manager's purchase of 700,000 shares in the offering, on November 22, 2021, the Company and the Manager executed an amendment (the "Third Amendment") to the management agreement, pursuant to which the Company will pay the Manager an annual incentive fee in addition to the base management fee. Pursuant to the Third Amendment, the Manager waived the annual incentive fee with respect to the fiscal years ending December 31, 2021 and December 31, 2022, and the annual incentive fee will first be payable with respect to the fiscal year ending December 31, 2023.

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

Termination fee

Upon the occurrence of (i) the Company’s termination of the management agreement without cause or (ii) the Manager’s termination of the management agreement upon a breach by the Company of any material term of the management agreement, the Manager will be entitled to a termination fee equal to three times the average annual management fee during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter. As of December 31, 2022 and 2021, no event of termination of the management agreement had occurred.

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

The below table details the expense reimbursement incurred during the years ended December 31, 2022 and 2021 (in thousands).

	Year Ended
Consolidated statements of operations line item:	December 31, 2022	December 31, 2021
Non-investment related expenses (1)	$4,646	$4,322
Investment related expenses	755	1,157
Transaction related expenses	2,757	841
Expense reimbursements to Manager or its affiliates	$8,158	$6,320
(1)For the years ended December 31, 2022 and December 31, 2021, the Manager agreed to waive its right to receive expense reimbursements of $1.5 million and $0.8 million, respectively.

As of December 31, 2022 and 2021, the Company recorded a reimbursement payable to the Manager or its affiliates of $1.3 million and $2.1 million, respectively. The reimbursement payable to the Manager or its affiliates is included within the "Due to affiliates" item within the "Other liabilities" line item on the consolidated balance sheets.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Restricted stock grants

Equity Incentive Plans

Effective on April 15, 2020 upon the approval of the Company's stockholders at its 2020 annual meeting of stockholders, the 2020 Equity Incentive Plan provides for a maximum of 666,666 shares of common stock to be issued. The maximum number of shares of common stock granted during a single fiscal year to any non-employee director, taken together with any cash fees paid to such non-employee director during any fiscal year, shall not exceed $300,000 in total value (calculating the value of any such awards based on the grant date fair value). As of December 31, 2022, 551,945 shares of common stock were available to be awarded under the 2020 Equity Incentive Plan.

Since inception of the 2020 Equity Incentive Plan and through December 31, 2022, the Company has granted an aggregate of 114,721 shares of restricted common stock to its independent directors under its 2020 Equity Incentive Plan, all of which have vested.

Manager Equity Incentive Plans

Following approval of the Company's stockholders at its 2021 annual meeting of stockholders, the AG Mortgage Investment Trust, Inc. 2021 Manager Equity Incentive Plan (the "2021 Manager Plan") became effective on April 7, 2021 and provides for a maximum of 573,425 shares of common stock that may be subject to awards thereunder to the Manager. As of December 31, 2022, there were no shares or awards issued under the 2021 Manager Plan.

Restricted Stock Awards

The following table presents information with respect to the Company’s restricted stock for the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022		Year Ended December 31, 2021
	Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Unvested at beginning of year	—	$—	—	$—
Granted (1)	47,367	6.75	27,247	11.26
Vested	(47,367)	6.75	(27,247)	11.26
Forfeited	—	—	—	—
Unvested at end of year	—	$—	—	$—
(1)The grant date fair value of restricted stock awards was established as the average of the high and low prices of the Company's common stock at the grant date.

On December 31, 2022, the Company had no unrecognized compensation expense related to restricted stock. Equity based compensation of $0.3 million and $0.3 million was expensed during the years ended December 31, 2022 and 2021, respectively. The expense represents the grant date fair value of the restricted stock vested.

Director compensation

As of December 31, 2022, the Company's Board of Directors consisted of four independent directors. The annual base director's fee for each independent director is $150,000, $70,000 of which is payable on a quarterly basis in cash and $80,000 of which is payable on a quarterly basis in shares of restricted common stock. The number of shares of restricted common stock to be issued each quarter to each independent director is determined based on the average of the high and low prices of the Company’s common stock on the New York Stock Exchange on the last trading day of each fiscal quarter. To the extent that any fractional shares would otherwise be issuable and payable to each independent director, a cash payment is made to each independent director in lieu of any fractional shares. All directors’ fees are paid pro rata (and restricted common stock grants determined) on a quarterly basis in arrears, and shares issued are fully vested and non-forfeitable. These shares may not be sold or transferred by such director during the time of their service as an independent member of the Company’s board.

In addition to the annual base director's fee, the lead independent director receives an annual fee of $25,000, the chair of the Audit Committee receives an annual fee of $25,000, and the chairs of the Compensation and Nominating and Corporate Governance Committees each receive an annual fee of $10,000. Effective October 1, 2022, the role of lead independent director was retired and replaced with the role of non-executive chair of the Board. The non-executive chair of the Board receives an annual fee of $60,000, of which $30,000 is payable in cash and $30,000 is payable in shares of restricted common stock.

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

The below table summarizes the components of the "Investments in debt and equity of affiliates" line item on the Company's consolidated balance sheets as of December 31, 2022 and 2021 and the "Equity in earnings/(loss) from affiliates" line item on the Company's consolidated statements of operations for the years ended December 31, 2022 and 2021 (in thousands).

	December 31, 2022				December 31, 2021
	Assets	Liabilities	Equity	Net Income/(Loss)	Assets	Liabilities	Equity	Net Income/(Loss)
Non-QM Loans (1)	$31,067	$(16,409)	$14,658	$1,261	$45,837	$(30,471)	$15,366	$12,594
Land Related Financing (2)	10,688	—	10,688	1,621	16,891	—	16,891	2,455
Re/Non-Performing Loans	7,854	(4,406)	3,448	594	9,298	(5,538)	3,760	13,191
Other	—	—	—	—	—	—	—	(32)
Residential investments - Fair value / Net income /(loss)	$49,609	$(20,815)	$28,794	$3,476	$72,026	$(36,009)	$36,017	$28,208

AG Arc - Fair value / Net income/(loss)	39,680	—	39,680	(13,734)	53,435	—	53,435	3,681

Cash and Other assets/(liabilities)	3,290	(700)	2,590	—	3,698	(1,127)	2,571	—

Investments in debt and equity of affiliates / Equity in earnings/(loss) from affiliates	$92,579	$(21,515)	$71,064	$(10,258)	$129,159	$(37,136)	$92,023	$31,889
(1)As of December 31, 2022, MATT only holds retained tranches from past securitizations which continue to pay down and the Company does not expect to acquire additional investments within this equity method investment.
(2)Land Related Financing continues to pay down and the Company does not expect to originate new loans within this equity method investment.

Transactions with affiliates

Transactions with Red Creek Asset Management LLC

In connection with the Company’s investments in residential mortgage loans, the Company engages asset managers to provide advisory, consultation, asset management and other services. The Company engaged Red Creek Asset Management LLC ("Asset Manager"), a related party of the Manager and direct subsidiary of Angelo Gordon, as the asset manager for certain of its residential mortgage loans. The Company pays the Asset Manager asset management fees which are assessed periodically by a third-party valuation firm. The below table details the fees paid by the Company to the Asset Manager during the years ended December 31, 2022 and 2021 (in thousands).

	Year Ended
	December 31, 2022	December 31, 2021
Fees paid to Asset Manager	$2,742	$2,167

The Company recorded asset management fees payable of $0.2 million and $0.2 million as of December 31, 2022 and 2021, respectively. Asset management fees payable are included within the "Due to affiliates" item within the "Other liabilities" line item on the consolidated balance sheets.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Transactions with Arc Home

Arc Home may sell loans to the Company, third-parties, or affiliates of the Manager. The below table details the unpaid principal balance of Non-Agency Loans and Agency-Eligible Loans sold to the Company and private funds under the management of Angelo Gordon during the years ended December 31, 2022 and 2021 (in thousands).

	Year Ended
	December 31, 2022	December 31, 2021
Residential mortgage loans sold by Arc Home to the Company	$1,086,937	$812,557
Residential mortgage loans sold by Arc Home to private funds under the management of Angelo Gordon	212,341	613,283

As of December 31, 2022, the Company recorded a $0.5 million receivable from Arc Home related to certain loans purchased from Arc Home which was recorded within the "Other assets" line item on the consolidated balance sheets.

Arc Home may also enter into agreements with third-parties or affiliates of the Manager to sell rights to receive the excess servicing spread related to MSRs that it either purchases from third-parties or originates. The Company, directly or through its subsidiaries, previously entered into agreements with Arc Home to purchase rights to receive the excess servicing spread related to certain of Arc Home's MSRs, all of which were sold during 2021.

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

During the year ended December 31, 2022, the Company determined that certain loans that it had previously committed to purchase from Arc Home would be sold to third parties. The Company net settled its commitment to purchase these loans with Arc Home for $0.8 million, which represented the difference between the Company's committed price and the ultimate sale price, inclusive of costs to sell the loans. The settlement of these derivatives were recorded within the "Net realized gain/(loss)" and "Transaction related expenses" line items on the consolidated statement of operations.

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

11. Equity

Reverse stock split

On July 12, 2021, the Company announced that its Board of Directors approved a one-for-three reverse stock split of its outstanding shares of common stock. The reverse stock split was effected following the close of business on July 22, 2021. At the Effective Time, every three issued and outstanding shares of the Company’s common stock were converted into one share of the Company’s common stock. No fractional shares were issued in connection with the reverse stock split. Instead, each stockholder holding fractional shares was entitled to receive, in lieu of such fractional shares, cash in an amount determined based on the closing price of the Company's common stock on the date of the Effective Time. As a result, the number of common shares outstanding was reduced from 48,510,978 immediately prior to the Effective Time to 16,170,312. The reverse stock split applied to all of the Company's outstanding shares of common stock and did not affect any stockholder’s ownership percentage of shares of the Company's common stock, except for immaterial changes resulting from the payment of cash for fractional shares. All per share amounts and common shares outstanding for all applicable periods presented in the consolidated financial statements have been adjusted on a retroactive basis to reflect the Company's one-for-three reverse stock split.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Stock repurchase programs

On November 3, 2015, the Company’s Board of Directors authorized a stock repurchase program to repurchase up to $25.0 million of the Company's outstanding common stock (the "2015 Repurchase Program"). As of June 30, 2022, the $25.0 million maximum repurchase amount authorized under the 2015 Repurchase Program was fully utilized. The table below details the Company's share repurchases under the 2015 Repurchase Program during the years ended December 31, 2022 and 2021:

Period (1)	Total Number of Shares Purchased	Weighted Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value that May Yet Be Purchased Under the Program (2)
2021 Common Share Repurchases
August 1, 2021 to August 31, 2021	150,870	$10.72	150,870	$12,980,553
September 1, 2021 to September 30, 2021	107,885	11.39	107,885	11,751,409
October 1, 2021 to October 31, 2021	61,104	11.59	61,104	11,043,506
2021 Total	319,859	$11.11	319,859	$11,043,506

2022 Common Share Repurchases
May 1, 2022 to May 31, 2022	697,315	$7.86	697,315	$5,560,574
June 1, 2022 to June 30, 2022	736,536	7.55	736,536	—
2022 Total	1,433,851	$7.70	1,433,851	$—
(1)Based on trade date.
(2)Includes brokerage commissions and clearing fees.

On August 3, 2022, the Company's Board of Directors authorized a stock repurchase program (the "2022 Repurchase Program") to repurchase up to $15.0 million of the Company’s outstanding common stock on substantially the same terms as the 2015 Repurchase Program. The 2022 Repurchase Program does not have an expiration date and permits the Company to repurchase its shares through various methods, including open market repurchases, privately negotiated block transactions and Rule 10b5-1 plans. The Company may repurchase shares of its common stock from time to time in compliance with SEC regulations and other legal requirements. The extent to which the Company repurchases its shares, and the timing, manner, price, and amount of any such repurchases, will depend upon a variety of factors including market conditions and other corporate considerations as determined by the Company’s management, as well as the limits of the 2022 Repurchase Program and the Company's liquidity and business strategy. The 2022 Repurchase Program does not obligate the Company to acquire any particular amount of shares and may be modified or discontinued at any time. As of December 31, 2022, approximately $7.8 million of common stock remained authorized for future share repurchases under the 2022 Repurchase Program. The table below details the Company's share repurchases under the 2022 Repurchase Program during the year ended December 31, 2022:

Period (1)	Total Number of Shares Purchased	Weighted Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value that May Yet Be Purchased Under the Program (2)
August 1, 2022 to August 31, 2022	221,581	$6.71	221,581	$13,512,601
September 1, 2022 to September 30, 2022	163,006	5.23	163,006	12,660,645
October 1, 2022 to October 31, 2022	74,187	4.32	74,187	12,340,308
November 1, 2022 to November 30, 2022	348,507	5.59	348,507	10,393,064
December 1, 2022 to December 30, 2022	430,233	5.99	430,233	7,817,003
Total	1,237,514	$5.81	1,237,514	$7,817,003
(1)Based on trade date.
(2)Includes brokerage commissions and clearing fees.

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

Equity distribution agreements

The Company has entered into an equity distribution agreement with each of Credit Suisse Securities (USA) LLC and JMP Securities LLC (collectively, the "Sales Agents"), which the Company refers to as the "Equity Distribution Agreements," pursuant to which the Company may sell up to $100.0 million aggregate offering price of shares of its common stock from time to time through the Sales Agents under the Securities Act of 1933. For the year ended December 31, 2022, the Company did not issue any shares of common stock under the Equity Distribution Agreements. For the year ended December 31, 2021, the Company issued 1.0 million shares of common stock under the Equity Distribution Agreements for net proceeds of approximately $13.1 million. Since inception of the program, the Company has issued approximately 2.2 million shares of common stock under the Equity Distribution Agreements for gross proceeds of $48.3 million.

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

Preferred stock

The Company is authorized to designate and issue up to 50.0 million shares of preferred stock, par value $0.01 per share, in one or more classes or series. As of December 31, 2022 and 2021, there were 1.7 million, 3.7 million, and 3.7 million of Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock, respectively, issued and outstanding.

The following table includes a summary of preferred stock issued and outstanding as of December 31, 2022 ($ and shares in thousands):

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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

Exchange offers

The below details privately negotiated exchange agreements with existing holders of the Company's preferred shares exchanged for common shares during 2021. The Company did not complete any exchange offers during 2022. Subsequent to each transaction, the Preferred Stock exchanged pursuant to the exchange agreement was reclassified as authorized but unissued shares of preferred stock without designation as to class or series ($ in thousands).

	Preferred Shares Exchanged
Date	Shares of Series A Preferred Stock	Shares of Series B Preferred Stock	Shares of Series C Preferred Stock	Total Preferred Stock Par Value	Common Shares Exchanged
March 17, 2021	153,325	350,609	—	$12,598	937,462
June 14, 2021	—	86,478	154,383	6,022	429,802

12. Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2022, the Company was not involved in any material legal proceedings.

The below table details the Company's outstanding commitments as of December 31, 2022 (in thousands):

Commitment type	Date of Commitment	Total Commitment	Funded Commitment	Remaining Commitment
Non-Agency and Agency-Eligible Loans (1)	Various	$8,062	$—	$8,062
Land Related Financing (2)	Various	13,746	10,688	3,058
MATT Non-QM Loans (2)(3)	January 28, 2022	15,607	—	15,607
Total		$37,415	$10,688	$26,727
(1)The Company entered into forward purchase commitments to acquire certain Non-Agency and Agency-Eligible Loans from Arc Home which have not yet settled as of December 31, 2022. Refer to Note 10 "Transactions with affiliates" for more information.
(2)Refer to Note 2 and Note 10 "Investments in debt and equity of affiliates" for more information regarding LOTS and MATH.
(3)Subsequent to December 31, 2022, the Company's commitment on MATT Non-QM Loans was removed.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
13. Investments in unconsolidated equity method affiliates

The following table details the summarized balance sheets for the Company’s unconsolidated ownership interests in affiliates accounted for using the equity method as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022					December 31, 2021
	AG Arc (1)	Non-QM Loans (2)	Land Related Financing (3)	Other	Total
Assets
Loans and real estate securities, at fair value	$48,641	$69,672	$21,881	$34,664	$174,858	$559,397
Mortgage servicing rights, at fair value	91,569	—	—	—	91,569	67,859
Cash and cash equivalents	20,821	5,518	137	651	27,127	34,794
Restricted cash	349	—	—	110	459	1,970
Other assets (4)	45,182	1,070	278	77	46,607	76,676
Total Assets	$206,562	$76,260	$22,296	$35,502	$340,620	$740,696

Liabilities
Financing arrangements	$63,764	$36,800	$—	$19,446	$120,010	$448,342
Other liabilities (4)	53,818	32	—	181	54,031	78,245
Total Liabilities	117,582	36,832	—	19,627	174,041	526,587

Total Members' Equity
Total Member's equity	88,980	39,428	22,296	15,875	166,579	214,109

Total Liabilities & Members' Equity	$206,562	$76,260	$22,296	$35,502	$340,620	$740,696

The Company's Investments in debt and equity of affiliates	$39,680	$17,544	$10,242	$3,598	$71,064	$92,023
(1)The Company has an approximate 44.6% interest in AG Arc.
(2)The Company has an approximate 44.6% interest in MATH.
(3)The Company has an approximate 47.5% and 50% interest in LOT SP I LLC and LOT SP II LLC, respectively.
(4)Arc Home, as an issuer, has the unilateral right to repurchase Ginnie Mae pool loans it has previously sold or loans in pools it acquired in an MSR purchase (generally loans that are more than 90 days past due). When Arc Home determines there is more than a trivial benefit to repurchase the loans, it records the loans on its consolidated balance sheets as an asset and a corresponding liability. As of December 31, 2022 and December 31, 2021, Other assets and Other liabilities included loans eligible to be repurchased in the amount of $36.7 million and $49.8 million, respectively

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table details the summarized statements of operations for the Company’s unconsolidated ownership interests in affiliates accounted for using the equity method for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended
	December 31, 2022					December 31, 2021
	AG Arc (1)	Non-QM Loans (2)	Land Related Financing (3)	Other	Total
Net Interest Income
Interest income	$11,126	$8,248	$3,726	$4,858	$27,958	$76,509
Interest expense	8,754	2,357	—	801	11,912	18,012
Total Net Interest Income	2,372	5,891	3,726	4,057	16,046	58,497

Other Income/(Loss)
Net realized gain/(loss)	25,664	(2,655)	—	(112)	22,897	44,050
Net unrealized gain/(loss)	(10,343)	242	—	(1,333)	(11,434)	41,138
Other income/(loss), net (4)	22,401	—	—	3	22,404	28,183
Total Other Income	37,722	(2,413)	—	(1,442)	33,867	113,371

Expenses	57,424	647	402	71	58,544	85,603

Net Income/(Loss)	(17,330)	2,831	3,324	2,544	(8,631)	86,265

Net Income/(Loss) Attributable to Noncontrolling Preferred Interests	—	—	—	—	—	610

Net Income/(Loss) Attributable to Controlling Interest of Unconsolidated Equity Method Investments	$(17,330)	$2,831	$3,324	$2,544	$(8,631)	$86,875

The Company's Equity in earnings/(loss) from affiliates	$(13,734)	$1,261	$1,621	$594	$(10,258)	$31,889
(1)The Company has an approximate 44.6% interest in AG Arc. The Company's equity in earnings/(loss) from AG Arc does not include $6.0 million and $5.3 million of gains recorded by Arc Home in connection with the sale of residential mortgage loans to the Company for the years ended December 31, 2022 and 2021, respectively. Refer to Note 2 for more information on this accounting policy.
(2)The Company has an approximate 44.6% interest in MATH.
(3)The Company has an approximate 47.5% and 50% interest in LOT SP I LLC and LOT SP II LLC, respectively.
(4)"Other income/(loss), net" at AG Arc includes servicing revenue.

Refer to Note 2 and Note 10 for more detail on the Company’s investments in unconsolidated equity method affiliates.

14. Subsequent Events

The Company repurchased 0.1 million shares of common stock for $0.5 million, representing a weighted average cost of $5.66 per share.

The Company sold Non-Agency Loans for gross proceeds of $46.9 million and Agency-Eligible Loans for gross proceeds of $18.5 million. These loans were recorded within the "Residential mortgage loans held for sale, at fair value" line item on the consolidated balance sheets as of December 31, 2022.

The Company executed a rated Non-Agency securitization, in which loans with a total unpaid principal balance of $271.2 million were securitized. The securitization converted recourse financing with mark-to-market margin calls to non-recourse financing without mark-to-market margin calls.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company announced that on February 16, 2023 its Board of Directors declared first quarter 2023 preferred stock dividends on its Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock in the amount of $0.51563, $0.50 and $0.50 per share, respectively. The dividends will be paid on March 17, 2023 to holders of record on February 28, 2023.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2022, an evaluation was performed, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer, with the participation of management, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022 in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2022 based on Internal Control—Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that the Company's internal control over financial reporting is effective as of December 31, 2022.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days after the Company's fiscal year ended December 31, 2022.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days after the Company's fiscal year ended December 31, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days after the Company's fiscal year ended December 31, 2022.

Equity compensation plan information

We have adopted equity incentive plans to provide incentive compensation to attract and retain qualified directors, officers, consultants and advisors, including our Manager and personnel of our Manager and its affiliates detailed below.

Equity Incentive Plan

Effective on April 15, 2020 upon the approval of the Company's stockholders at its 2020 annual meeting of stockholders, the 2020 Equity Incentive Plan provides for a maximum of 666,666 shares of common stock to be issued. As of December 31, 2022, 551,945 shares of common stock were available to be awarded under the 2020 Equity Incentive Plan.

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

The following table presents certain information about our equity incentive plans as of December 31, 2022:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column of this Table)
Equity compensation plans approved by stockholders
2020 Equity Incentive Plan	—	$—	551,945
2021 Manager Plan	—	—	573,425
Equity compensation plans not approved by stockholders	—	—	—
Total	—	$—	1,125,370

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days after the Company's fiscal year ended December 31, 2022.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days after the Company's fiscal year ended December 31, 2022.

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

3.3
Amended and Restated Bylaws of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 3.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed with the Securities and Exchange Commission on November 8, 2022.

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

10.1
Management Agreement, dated June 29, 2011 by and between the Company and AG REIT Management, LLC, incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 25, 2022.

10.2
Form of Amended and Restated Indemnification Agreement, dated May 2, 2022, by and between the Company and the Company’s directors and officers, incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the Securities and Exchange Commission on May 6, 2022.

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

AG MORTGAGE INVESTMENT TRUST, INC.

February 27, 2023	By:	/s/ THOMAS J. DURKIN
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

February 27, 2023	By:	/s/ THOMAS J. DURKIN
Thomas J. Durkin Director, Chief Executive Officer and President (Principal Executive Officer)

February 27, 2023	By:	/s/ ANTHONY W. ROSSIELLO
Anthony W. Rossiello Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)

February 27, 2023	By:	/s/ NICHOLAS SMITH
Nicholas Smith Director, Chief Investment Officer

February 27, 2023	By:	/s/ DEBRA HESS
Debra Hess Non-Executive Chair, Director

February 27, 2023	By:	/s/ PETER LINNEMAN
Peter Linneman Director

February 27, 2023	By:	/s/ DIANNE HURLEY
Dianne Hurley Director

February 27, 2023	By:	/s/ MATTHEW JOZOFF
Matthew Jozoff Director