Form 10-Q
period 2023-03-31
AG Mortgage Investment Trust, Inc.
filed 2023-05-05
CIK 1514281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________

FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Yes   ☐     No   ☒

As of May 3, 2023, there were 20,247,245 outstanding shares of common stock of AG Mortgage Investment Trust, Inc.

AG MORTGAGE INVESTMENT TRUST, INC.

PART I

ITEM 1. FINANCIAL STATEMENTS

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands, except per share data)

	March 31, 2023	December 31, 2022
Assets
Securitized residential mortgage loans, at fair value - $441,113 and $423,967 pledged as collateral, respectively (1)	$3,968,770	$3,707,146
Residential mortgage loans, at fair value - $126,131 and $353,039 pledged as collateral, respectively	130,741	356,467
Residential mortgage loans held for sale, at fair value - $0 and $64,984 pledged as collateral, respectively	—	64,984
Real estate securities, at fair value - $322,984 and $41,653 pledged as collateral, respectively	322,984	43,719
Investments in debt and equity of affiliates	69,638	71,064
Cash and cash equivalents	87,876	84,621
Restricted cash	14,546	14,182
Other assets	27,381	27,595
Total Assets	$4,621,936	$4,369,778

Liabilities
Securitized debt, at fair value (1)	$3,505,529	$3,262,352
Financing arrangements	629,458	621,187
Dividend payable	3,684	3,846
Other liabilities (2)	21,352	19,593
Total Liabilities	4,160,023	3,906,978
Commitments and Contingencies (Note 12)
Stockholders’ Equity
Preferred stock - $227,991 aggregate liquidation preference	220,472	220,472
Common stock, par value $0.01 per share; 450,000 shares of common stock authorized and 20,377 and 21,284 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	204	212
Additional paid-in capital	773,457	778,606
Retained earnings/(deficit)	(532,220)	(536,490)
Total Stockholders’ Equity	461,913	462,800

Total Liabilities & Stockholders’ Equity	$4,621,936	$4,369,778
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

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31, 2023	March 31, 2022
Net Interest Income
Interest income	$57,803	$33,417
Interest expense	46,188	16,122
Total Net Interest Income	11,615	17,295

Other Income/(Loss)
Net interest component of interest rate swaps	1,020	(2,270)
Net realized gain/(loss)	100	8,783
Net unrealized gain/(loss)	8,717	(22,420)
Total Other Income/(Loss)	9,837	(15,907)

Expenses
Management fee to affiliate (1)	2,075	1,962
Non-investment related expenses (1)	2,820	2,674
Investment related expenses (1)	2,326	2,021
Transaction related expenses (1)	1,707	5,879
Total Expenses	8,928	12,536

Income/(loss) before equity in earnings/(loss) from affiliates	12,524	(11,148)

Equity in earnings/(loss) from affiliates	16	(2,054)
Net Income/(Loss)	12,540	(13,202)

Dividends on preferred stock	(4,586)	(4,586)

Net Income/(Loss) Available to Common Stockholders	$7,954	$(17,788)

Earnings/(Loss) Per Share of Common Stock
Basic	$0.38	$(0.74)
Diluted	$0.38	$(0.74)

Weighted Average Number of Shares of Common Stock Outstanding
Basic	21,066	23,915
Diluted	21,066	23,915
(1)Refer to Note 10 for additional details on related party transactions.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands)

For the Three Months Ended March 31, 2023 and March 31, 2022
	Common Stock		Preferred Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)
	Shares	Amount				Total
Balance at January 1, 2023	21,284	$212	$220,472	$778,606	$(536,490)	$462,800
Repurchase of common stock	(923)	(9)	—	(5,235)	—	(5,244)
Grant of restricted stock	16	1	—	86	—	87
Common dividends declared	—	—	—	—	(3,684)	(3,684)
Preferred dividends declared	—	—	—	—	(4,586)	(4,586)
Net Income/(Loss)	—	—	—	—	12,540	12,540
Balance at March 31, 2023	20,377	$204	$220,472	$773,457	$(532,220)	$461,913

	Common Stock		Preferred Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)
	Shares	Amount				Total
Balance at January 1, 2022	23,908	$239	$220,472	$796,469	$(446,800)	$570,380
Grant of restricted stock	7	—	—	80	—	80
Common dividends declared	—	—	—	—	(5,022)	(5,022)
Preferred dividends declared	—	—	—	—	(4,586)	(4,586)
Net Income/(Loss)	—	—	—	—	(13,202)	(13,202)
Balance at March 31, 2022	23,915	$239	$220,472	$796,549	$(469,610)	$547,650

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended
	March 31, 2023	March 31, 2022
Cash Flows from Operating Activities
Net income/(loss)	$12,540	$(13,202)
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Net amortization of premium/(discount)	1,492	1,818
Net realized (gain)/loss	(100)	(8,783)
Net unrealized (gain)/loss	(8,717)	22,420
Equity based compensation expense	87	80
(Income)/loss from investments in debt and equity of affiliates in excess of distributions received	142	2,393
Change in operating assets/liabilities:
Other assets	977	(1,924)
Other liabilities	108	1,726
Net cash provided by (used in) operating activities	6,529	4,528

Cash Flows from Investing Activities
Purchase of residential mortgage loans	(22,834)	(948,966)
Purchase of real estate securities	(276,265)	(79,564)
Investments in debt and equity of affiliates	(700)	(417)
Proceeds from sales of residential mortgage loans	66,551	—
Proceeds from sales of real estate securities	—	197,232
Principal repayments on residential mortgage loans	73,956	146,388
Principal repayments on real estate securities	712	14,596
Distributions received in excess of income from investments in debt and equity of affiliates	1,983	5,318
Net settlement of interest rate swaps and other instruments	(1,175)	30,473
Net settlement of TBAs	179	9,946
Cash flows provided by (used in) other investing activities	371	797
Net cash provided by (used in) investing activities	(157,222)	(624,197)

Cash Flows from Financing Activities
Repurchase of common stock	(5,244)	—
Net borrowings under (repayments of) financing arrangements	8,271	(366,250)
Deferred financing costs paid	(9)	(17)
Proceeds from issuance of securitized debt	235,709	1,078,189
Principal repayments on securitized debt	(66,957)	(116,866)
Net collateral received from (paid to) derivative counterparty	(9,026)	30,162
Dividends paid on common stock	(3,846)	(5,021)
Dividends paid on preferred stock	(4,586)	(4,586)
Net cash provided by (used in) financing activities	154,312	615,611

Net change in cash and cash equivalents and restricted cash	3,619	(4,058)
Cash and cash equivalents and restricted cash, Beginning of Period	98,803	100,229
Cash and cash equivalents and restricted cash, End of Period	$102,422	$96,171
Supplemental disclosure of cash flow information:
Cash paid for interest on financing arrangements and securitized debt	$42,932	$13,532
Cash paid for excise and income taxes	$—	$3

	Three Months Ended
	March 31, 2023	March 31, 2022
Supplemental disclosure of non-cash financing and investing activities:
Receivable on unsettled trades	$—	$107,788
Common stock dividends declared but not paid	$3,684	$5,022
Transfer from residential mortgage loans to other assets	$915	$707

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	March 31, 2023	March 31, 2022
Cash and cash equivalents	$87,876	$50,541
Restricted cash	14,546	45,630
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$102,422	$96,171

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2023

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

Agency-Eligible Loans(1)
•Agency-Eligible Loans are loans that are underwritten in accordance with GSE guidelines and are primarily secured by investment properties, but are not guaranteed by a GSE. Although these loans are underwritten in accordance with GSE guidelines and can be delivered to Fannie Mae and Freddie Mac, the Company includes these loans within its Non-Agency securitizations.

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
March 31, 2023
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

2. Summary of significant accounting policies

Consolidation and basis of presentation

The accompanying unaudited consolidated financial statements and related notes have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. For the three months ended March 31, 2022, the Company reclassified $2.7 million and $1.0 million of other operating expenses into the "Non-investment related expenses" and "Investment related expenses" line items on the consolidated statement of operations, respectively. Furthermore for the three months ended March 31, 2022, the Company reclassified $1.0 million of servicing fees into the "Investment related expenses" line item on the consolidated statement of operations. In the opinion of management, all adjustments considered necessary for a fair statement of the Company’s financial position, results of operations, and cash flows have been included for the interim period and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.

Significant accounting policies

There have been no significant changes to the Company's accounting policies included in Note 2 to the consolidated financial statements of the Company’s Form 10-K for the year ended December 31, 2022. These unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2022 included in the Company’s Form 10-K.

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates.

Investment consolidation

An entity is a variable interest entity ("VIE") if the equity investors (i) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, (ii) are unable to direct the entity’s activities or (iii) are not exposed to the entity’s losses or entitled to its residual returns. VIEs within the scope of Accounting Standards Codification ("ASC") 810-10, "Consolidation" are required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE is determined to be the party that has both the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. This determination can sometimes involve complex and subjective analyses. Further, ASC 810-10 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE. In accordance with ASC 810-10, all transferees, including variable interest entities, must be evaluated for consolidation. If the Company determines that consolidation is not required, it will then assess whether the transfer of the underlying assets would qualify as a sale, should be accounted for as secured financings under GAAP, or should be accounted for as an equity method investment, depending on the circumstances.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2023

The Company enters into securitization transactions collateralized by its Non-Agency Loans/Agency-Eligible Loans and re- and non-performing loans (the trusts in which these loans are deposited are referred to as "Non-Agency VIEs" and "RPL/NPL VIEs", respectively, and collectively "Residential Mortgage Loan VIEs"), which may result in the Company consolidating the respective VIEs that are created to facilitate these securitizations. Based on the evaluations of each VIE, the Company may conclude that the VIEs should be consolidated and, as a result, transferred assets of these VIEs would be determined to be secured borrowings. Upon consolidation, the Company elected the fair value option pursuant to ASC 825 for the assets and liabilities of the Residential Mortgage Loan VIEs. Electing the fair value option allows the Company to record changes in fair value in the consolidated statement of operations, which, in management's view, more appropriately reflects the results of operations for a particular reporting period as all activities will be recorded in a similar manner. The Company applied the guidance under ASC 810-10 (Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity) whereby the Company determines whether the fair value of the assets or liabilities of the Residential Mortgage Loan VIEs are more observable as a basis for measuring the less observable financial instruments. The Company has determined that the fair value of the liabilities of the Residential Mortgage Loan VIEs are more observable since the prices for these liabilities are more easily determined as similar instruments trade more frequently on a relative basis than the individual assets of the VIEs. See Note 3 for more detail regarding the Residential Mortgage Loan VIEs and Note 5 for more detail related to the Company's determination of fair value for the assets and liabilities included within these VIEs.

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

The Manager has an established cross-functional team that focuses on evaluating exposure to LIBOR and monitoring regulatory updates to assess the potential impact to the portfolios under management from the cessation set to occur on June 30, 2023 and has established a LIBOR transition plan to facilitate an orderly transition to alternative reference rates. As of March 31, 2023, the Company is continuing to assess the impact of the LIBOR transition and does not expect the transition or the adoption of ASU 2020-04 to have a material impact on the consolidated financial statements. The Company's primary exposure to LIBOR has historically included its financing arrangements and derivative contracts. In addition, the Company's Series C Preferred Stock is set to transition to a floating rate in September of 2024. As of March 31, 2023, the Company no longer has derivative contracts indexed to LIBOR and all LIBOR-based financing arrangements have transitioned to alternative benchmark rates. The Company does not currently intend to amend the Series C Preferred Stock to change the existing LIBOR cessation fallback language.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2023
3. Loans

Residential mortgage loans

The table below details information regarding the Company’s residential mortgage loan portfolio as of March 31, 2023 and December 31, 2022 ($ in thousands). The gross unrealized gains/(losses) in the table below represent inception to date gains/(losses).

	Unpaid Principal Balance			Gross Unrealized			Weighted Average
March 31, 2023		Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years) (1)
Securitized residential mortgage loans, at fair value (2)
Non-Agency Loans (3)	$4,049,191	$52,650	$4,101,841	$—	$(405,098)	$3,696,743	4.81%	4.66%	9.78
Re- and Non-Performing Loans	319,949	(35,070)	284,879	2,451	(15,303)	272,027	3.76%	6.57%	6.37
Total Securitized residential mortgage loans, at fair value	$4,369,140	$17,580	$4,386,720	$2,451	$(420,401)	$3,968,770	4.73%	4.79%	9.53

Residential mortgage loans, at fair value
Non-Agency Loans	$121,885	$(42)	$121,843	$1,877	$(1,072)	$122,648	7.23%	6.86%	3.56
Agency-Eligible Loans	5,084	84	5,168	16	(281)	4,903	5.44%	5.01%	4.75
Re- and Non-Performing Loans	3,291	(1,845)	1,446	1,744	—	3,190	N/A	79.62%	1.90
Total Residential mortgage loans, at fair value	$130,260	$(1,803)	$128,457	$3,637	$(1,353)	$130,741	7.16%	8.57%	3.57

Total as of March 31, 2023	$4,499,400	$15,777	$4,515,177	$6,088	$(421,754)	$4,099,511	4.80%	4.91%	9.36

	Unpaid Principal Balance			Gross Unrealized			Weighted Average
December 31, 2022		Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years) (1)
Securitized residential mortgage loans, at fair value (2)
Non-Agency Loans (3)	$3,841,265	$63,576	$3,904,841	$—	$(468,640)	$3,436,201	4.82%	4.65%	10.20
Re- and Non-Performing Loans	325,120	(36,982)	288,138	1,972	(19,165)	270,945	3.68%	6.66%	6.33
Total Securitized residential mortgage loans, at fair value	$4,166,385	$26,594	$4,192,979	$1,972	$(487,805)	$3,707,146	4.73%	4.80%	9.90

Residential mortgage loans, at fair value
Non-Agency Loans (4)	$406,294	$(7,902)	$398,392	$2,775	$(30,006)	$371,161	5.36%	5.54%	6.14
Agency-Eligible Loans (4)	48,657	18	48,675	94	(1,907)	46,862	6.00%	5.99%	4.73
Re- and Non-Performing Loans	3,520	(2,000)	1,520	1,908	—	3,428	N/A	72.78%	1.87
Total Residential mortgage loans, at fair value	$458,471	$(9,884)	$448,587	$4,777	$(31,913)	$421,451	5.43%	6.13%	5.96

Total as of December 31, 2022	$4,624,856	$16,710	$4,641,566	$6,749	$(519,718)	$4,128,597	4.80%	4.93%	9.51
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
(3)Securitized Non-Agency Loans include loans that were considered to be Agency-Eligible prior to the Company's securitization.
(4)Includes fair value of $46.8 million and $18.2 million of Non-Agency Loans and Agency-Eligible Loans, respectively, classified as held for sale and presented in the "Residential mortgage loans held for sale, at fair value" line item on the consolidated balance sheets as of December 31, 2022.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2023
The following tables present information regarding credit quality of the Company's residential mortgage loans ($ in thousands).

	Unpaid Principal Balance		Weighted Average (1)(2)		Aging by Unpaid Principal Balance (1)(3)
March 31, 2023		Loan Count (1)	Original LTV Ratio	Current FICO (4)	Current	30-59 Days	60-89 Days	90+ Days
Securitized residential mortgage loans
Non-Agency Loans	$4,049,191	9,330	68.57%	737	$3,978,280	$43,019	$11,220	$16,672
Re- and Non-Performing Loans	319,949	2,178	79.67%	644	218,839	37,673	10,230	53,207
Total Securitized residential mortgage loans	$4,369,140	11,508	69.39%	730	4,197,119	80,692	21,450	69,879
Residential mortgage loans
Non-Agency Loans	$121,885	216	70.04%	724	$118,670	$—	$1,130	$2,085
Agency-Eligible Loans	5,084	13	73.70%	751	5,084	—	—	—
Re- and Non-Performing Loans (1)	3,291	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Total Residential mortgage loans	130,260	229	70.18%	725	123,754	—	1,130	2,085
Total as of March 31, 2023	$4,499,400	11,737	69.41%	730	$4,320,873	$80,692	$22,580	$71,964

	Unpaid Principal Balance		Weighted Average (1)(2)		Aging by Unpaid Principal Balance (1)(3)
December 31, 2022		Loan Count (1)	Original LTV Ratio	Current FICO (4)	Current	30-59 Days	60-89 Days	90+ Days
Securitized residential mortgage loans
Non-Agency Loans	$3,841,265	9,008	68.20%	739	$3,789,748	$31,272	$8,661	$11,584
Re- and Non-Performing Loans	325,120	2,226	79.61%	643	220,124	34,865	10,937	59,194
Total Securitized residential mortgage loans	$4,166,385	11,234	69.09%	731	$4,009,872	$66,137	$19,598	$70,778
Residential mortgage loans
Non-Agency Loans	$406,294	655	71.22%	734	$399,036	$4,967	$1,404	$887
Agency-Eligible Loans	48,657	138	70.94%	749	47,918	739	—	—
Re- and Non-Performing Loans (1)	3,520	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Total Residential mortgage loans	$458,471	793	71.19%	735	$446,954	$5,706	$1,404	$887
Total as of December 31, 2022	$4,624,856	12,027	69.29%	731	$4,456,826	$71,843	$21,002	$71,665
(1)Loan count, weighted average, and aging data excludes the Re- and Non-Performing Loans subcategory of Residential mortgage loans above as there may be limited data available regarding the underlying collateral of these residual positions.
(2)Amounts are weighted based on unpaid principal balance.
(3)As of March 31, 2023, the Company had securitized residential mortgage loans and residential mortgage loans that were 90+ days delinquent and loans in the process of foreclosure with a fair value of $26.6 million and $37.6 million, respectively. As of December 31, 2022, the Company had securitized residential mortgage loans and residential mortgage loans that were 90+ days delinquent and loans in the process of foreclosure with a fair value of $31.4 million and $33.7 million, respectively.
(4)Weighted average current FICO excludes borrowers where FICO scores were not available. Data is as of February 28, 2023 and November 30, 2022, respectively.

During the three months ended March 31, 2023, the Company purchased residential mortgage loans, as detailed below (in thousands).

	Unpaid Principal Balance	Fair Value
Non-Agency Loans	$22,550	$22,954

The Company did not sell any residential mortgage loans during the three months ended March 31, 2022. For the three months ended March 31, 2023, the Company sold residential mortgage loans as detailed below ($ in thousands).

	Number of Loans	Proceeds	Realized Gains	Realized Losses
Non-Agency Loans	116	$46,909	$—	$(9,745)
Agency-Eligible Loans	47	18,474	69	(85)

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2023
The Company’s residential mortgage loan portfolio consisted of mortgage loans on residential real estate located throughout the United States. The following is a summary of the geographic concentration of credit risk as of March 31, 2023 and December 31, 2022 and includes states where the exposure is greater than 5% of the fair value the Company's residential mortgage loan portfolio.

Geographic Concentration of Credit Risk (1)	March 31, 2023	December 31, 2022
California	34%	33%
New York	16%	16%
Florida	10%	11%
New Jersey	6%	6%
Texas	5%	5%
(1)Excludes the Re- and Non-Performing Loans subcategory of Residential mortgage loans above as there may be limited data available regarding the underlying collateral of these residual positions.

The following is a summary of the changes in the accretable portion of the discount for the Company’s securitized re-performing and non-performing loan portfolios for the three months ended March 31, 2023 and 2022, which is determined by the Company’s estimate of undiscounted principal expected to be collected in excess of the amortized cost of the mortgage loan (in thousands).

	Three Months Ended
	March 31, 2023	March 31, 2022
Beginning Balance	$42,237	$46,521
Accretion	(1,483)	(1,650)
Reclassifications from/(to) non-accretable difference	(1,829)	1,386
Disposals	(161)	—
Ending Balance	$38,764	$46,257

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2023
Variable interest entities

The following table details certain information related to the assets and liabilities of the Residential Mortgage Loan VIEs as of March 31, 2023 and December 31, 2022 ($ in thousands).

	March 31, 2023			December 31, 2022
	Carrying Value	Weighted Average		Carrying Value	Weighted Average
		Yield	Life (Years) (1)		Yield	Life (Years) (1)
Assets
Non-Agency VIEs (2)	$3,696,743	4.66%	9.78	$3,436,201	4.65%	10.20
RPL/NPL VIEs	272,027	6.57%	6.37	270,945	6.66%	6.33
Securitized residential mortgage loans, at fair value	$3,968,770	4.79%	9.53	$3,707,146	4.80%	9.90
Restricted cash	1,175			1,194
Other assets	20,395			19,064
Total Assets	$3,990,340			$3,727,404

Liabilities
Non-Agency VIEs (2)	$3,323,861	4.26%	7.38	$3,078,593	4.18%	7.49
RPL/NPL VIEs	181,668	3.12%	3.23	183,759	3.10%	3.13
Securitized debt, at fair value (3)	$3,505,529	4.20%	7.18	$3,262,352	4.12%	7.26
Other liabilities	12,024			11,342
Total Liabilities	$3,517,553			$3,273,694

Total Equity (4)	$472,787			$453,710
(1)This is based on projected life. Typically, actual maturities are shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.
(2)Securitized Non-Agency Loans include loans that were considered to be Agency-Eligible prior to the Company's securitization.
(3)The holders of the securitized debt have no recourse to the general credit of the Company. The Company has no obligation to provide any other explicit or implicit support to the Residential Mortgage Loan VIEs.
(4)As of March 31, 2023 and December 31, 2022, the Company had outstanding financing arrangements of $232.1 million and $232.1 million, respectively, collateralized by certain of the Company's retained interests in the Residential Mortgage Loan VIEs. See Note 6 for more detail regarding the Company's financing arrangements.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2023
4. Real Estate Securities

The following tables detail the Company’s real estate securities portfolio as of March 31, 2023 and December 31, 2022 ($ in thousands). The gross unrealized gains/(losses) in the tables below represent inception to date unrealized gains/(losses).

	Current Face	Premium / (Discount)	Amortized Cost	Gross Unrealized			Weighted Average
March 31, 2023				Gains	Losses	Fair Value	Coupon (1)	Yield
Non-Agency RMBS
Non-Agency Securities (2)	$45,452	$(9,686)	$35,766	$209	$(4,806)	$31,169	3.78%	6.70%
Non-Agency RMBS Interest Only (2)	105,786	(103,033)	2,753	1,865	—	4,618	0.38%	32.86%
Total Non-Agency RMBS	$151,238	$(112,719)	$38,519	$2,074	$(4,806)	$35,787	1.95%	10.08%

Agency RMBS
30 Year Fixed Rate	$263,445	$1,377	$264,822	$3,694	$—	$268,516	5.74%	5.62%
Interest Only	125,018	(105,775)	19,243	48	(610)	18,681	2.84%	7.95%
Total Agency RMBS	$388,463	$(104,398)	$284,065	$3,742	$(610)	$287,197	4.81%	5.77%

Total as of March 31, 2023	$539,701	$(217,117)	$322,584	$5,816	$(5,416)	$322,984	4.23%	6.25%

	Current Face	Premium / (Discount)	Amortized Cost	Gross Unrealized			Weighted Average
December 31, 2022				Gains	Losses	Fair Value	Coupon (1)	Yield
Non-Agency RMBS
Non-Agency Securities (2)	$31,713	$(6,875)	$24,838	$28	$(5,329)	$19,537	3.75%	6.52%
Non-Agency RMBS Interest Only (2)	108,464	(105,626)	2,838	2,220	—	5,058	0.38%	34.42%
Total Non-Agency RMBS	$140,177	$(112,501)	$27,676	$2,248	$(5,329)	$24,595	1.62%	12.26%

Agency RMBS
Interest Only	$127,356	$(107,585)	$19,771	$28	$(675)	$19,124	2.87%	7.54%

Total as of December 31, 2022	$267,533	$(220,086)	$47,447	$2,276	$(6,004)	$43,719	2.37%	10.20%
(1)Equity residual investments with a zero coupon rate are excluded from this calculation.
(2)Includes Non-Agency Securities and Non-Agency RMBS Interest Only securities collateralized by Non-QM loans and Agency-Eligible loans.

The following tables summarize the Company's real estate securities according to their projected weighted average life classifications as of March 31, 2023 and December 31, 2022 ($ in thousands).

	Non-Agency RMBS			Agency RMBS
March 31, 2023 Weighted Average Life (1)	Fair Value	Amortized Cost	Weighted Average Coupon (2)	Fair Value	Amortized Cost	Weighted Average Coupon
Greater than one year and less than or equal to five years	$5,173	$3,310	0.46%	$—	$—	—%
Greater than five years and less than or equal to ten years	3,123	3,185	4.79%	287,197	284,065	4.81%
Greater than ten years	27,491	32,024	3.61%	—	—	—%
Total as of March 31, 2023	$35,787	$38,519	1.95%	$287,197	$284,065	4.81%

	Non-Agency RMBS			Agency RMBS
December 31, 2022 Weighted Average Life (1)	Fair Value	Amortized Cost	Weighted Average Coupon (2)	Fair Value	Amortized Cost	Weighted Average Coupon
Greater than one year and less than or equal to five years	$5,058	$2,838	0.38%	$—	$—	—%
Greater than five years and less than or equal to ten years	—	—	—%	19,124	19,771	2.87%
Greater than ten years	19,537	24,838	3.75%	—	—	—%
Total as of December 31, 2022	$24,595	$27,676	1.62%	$19,124	$19,771	2.87%
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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2023

The Company did not sell any real estate securities during the three months ended March 31, 2023. During the three months ended March 31, 2022, the Company sold real estate securities, as summarized below ($ in thousands).

Three months ended	Number of Securities	Proceeds	Realized Gains	Realized Losses
March 31, 2022 (1)	13	$304,665	$568	$(17,408)
(1)Includes $107.7 million of proceeds on six security sales which were unsettled as of March 31, 2022.

Unconsolidated variable interest entities

The Company's Non-Agency RMBS includes certain securities retained from a rated Non-QM Loan securitization the Company participated in alongside a private fund under the management of Angelo Gordon. Upon evaluating its investment in the VIE, the Company determined it was not the primary beneficiary and, as a result, did not consolidate the securitization trust. The Company has a 40.9% interest in the retained subordinate tranches which represents its continuing involvement in the securitization trust.

The following table summarizes the Company’s investment in unconsolidated VIEs (in thousands).

	March 31, 2023		December 31, 2022
	Current Face	Fair Value	Current Face	Fair Value
Retained interest in unconsolidated VIEs
Non-Agency Securities	$14,894	$10,421	$14,894	$9,859
Non-Agency RMBS Interest Only	105,786	4,618	108,464	5,058
Total retained interest in unconsolidated VIEs (1)(2)	$120,680	$15,039	$123,358	$14,917
(1)Maximum loss exposure from the Company’s involvement with unconsolidated VIEs pertains to the fair value of the securities retained from these VIEs. The Company has no obligation to provide any other explicit or implicit support to the securitization trust.
(2)As of March 31, 2023 and December 31, 2022, the Company held securities exposed to the first loss of the securitization with a fair value of $3.7 million and $4.1 million, respectively.

The following table summarizes information regarding the residential mortgage loans transferred to the Company’s unconsolidated VIEs ($ in thousands).

Assets transferred to unconsolidated VIEs:	March 31, 2023	December 31, 2022
Total unpaid principal balance of loans outstanding (1)	$129,238	$132,509
Weighted average coupon on loans outstanding	5.62%	5.62%
Percent of unpaid principal balance greater than 90 days delinquent	1.49%	1.32%
(1)The Company contributed approximately 40.9% of the unpaid principal balance into the securitization trust.

5. Fair value measurements

The fair value of the Company's financial instruments is determined in accordance with the provisions of ASC 820, "Fair Value Measurements and Disclosures." When possible, the Company determines fair value using third-party data sources. ASC 820 establishes a hierarchy that prioritizes the inputs to valuation techniques. Level 1 inputs are observable inputs that reflect quoted prices for identical assets or liabilities in active markets. Level 2 inputs are observable inputs other than quoted prices and may include quoted prices for similar assets and liabilities in active markets. Level 3 inputs are significant unobservable inputs. In situations where quoted prices or observable inputs are unavailable (for example, when there is little or no market activity for an investment at the end of the period), unobservable inputs may be used and reflect the Company’s assumptions about the factors that market participants would use in pricing an asset or liability, and would be based on the best information available. In certain cases, inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, the level at which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2023
The following tables present the Company’s financial instruments measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 (in thousands).

	Fair Value at March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Securitized residential mortgage loans	$—	$—	$3,968,770	$3,968,770
Residential mortgage loans	—	738	130,003	130,741
Non-Agency RMBS	—	20,748	15,039	35,787
Agency RMBS	—	287,197	—	287,197
Derivative assets (1)	—	3,904	2,475	6,379
Cash equivalents (2)	441	—	—	441
AG Arc (3)	—	—	37,540	37,540
Total Assets Measured at Fair Value	$441	$312,587	$4,153,827	$4,466,855

Liabilities:
Securitized debt	$—	$—	$(3,505,529)	$(3,505,529)
Derivative liabilities (1)	—	(7,170)	(75)	(7,245)
Total Liabilities Measured at Fair Value	$—	$(7,170)	$(3,505,604)	$(3,512,774)

	Fair value at December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Securitized residential mortgage loans	$—	$—	$3,707,146	$3,707,146
Residential mortgage loans (4)	—	754	420,697	421,451
Non-Agency RMBS	—	9,678	14,917	24,595
Agency Interest Only	—	19,124	—	19,124
Derivative assets (1)	—	18,401	98	18,499
Cash equivalents (2)	442	—	—	442
AG Arc (3)	—	—	39,680	39,680
Total Assets Measured at Fair Value	$442	$47,957	$4,182,538	$4,230,937

Liabilities:
Securitized debt	$—	$—	$(3,262,352)	$(3,262,352)
Derivative liabilities	—	—	(9)	(9)
Total Liabilities Measured at Fair Value	$—	$—	$(3,262,361)	$(3,262,361)
(1)As of March 31, 2023, the Company applied a reduction in fair value of $3.9 million and $6.6 million to its interest rate swap assets and liabilities, respectively, related to variation margin with a corresponding increase or decrease in restricted cash. As of December 31, 2022, the Company applied a reduction in fair value of $17.3 million to its interest rate swap assets related to variation margin with a corresponding increase in restricted cash, net of collateral posted by the Company's derivative counterparties. Derivative assets and liabilities are included in the "Other assets" and "Other liabilities" line items on the consolidated balance sheets, respectively. Refer to Note 7 for more information on the Company's derivatives.
(2)The Company classifies highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents. Cash equivalents may include cash invested in money market funds and are carried at cost, which approximates fair value.
(3)The table above includes the Company's investment in AG Arc, which is included in its "Investments in debt and equity of affiliates" line item on the consolidated balance sheets, as the Company has chosen to elect the fair value option with respect to its investment pursuant to ASC 825.
(4)Includes Residential mortgage loans held for sale as of December 31, 2022.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2023
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

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the three months ended March 31, 2023 and 2022.

The Company did not have any transfers between the Levels 2 and 3 of the fair value hierarchy during the three months ended March 31, 2023 and 2022. Transfers into the Level 3 category of the fair value hierarchy occur due to instruments exhibiting indications of reduced levels of market transparency. Transfers out of the Level 3 category of the fair value hierarchy occur due to instruments exhibiting indications of increased levels of market transparency. Indications of increases or decreases in levels of market transparency include a change in observable transactions or executable quotes involving these instruments or similar instruments. Changes in these indications could impact price transparency, and thereby cause a change in level designations in future periods.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2023
The following tables present additional information about the Company’s assets and liabilities which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

Three Months Ended March 31, 2023 (in thousands)
	Residential Mortgage Loans (1)	Non-Agency RMBS	Derivative assets (2)	AG Arc	Securitized debt	Derivative liabilities (2)
Beginning balance	$4,127,843	$14,917	$98	$39,680	$(3,262,352)	$(9)
Purchases	22,755	—	—	—	—	—
Issuances of Securitized Debt	—	—	—	—	(234,754)	—
Proceeds from sales	(65,383)	—		—	—
Principal repayments	(73,956)	—	—	—	66,957	—
Included in net income:
Net premium and discount amortization (3)	1,144	(76)	—	—	(2,738)	—
Net realized gain/(loss)	(9,758)	—	—	—	—	—
Net unrealized gain/(loss)	97,211	198	2,377	—	(72,642)	(66)
Equity in earnings/(loss) from affiliates	—	—	—	(2,140)	—	—
Other (4)	(1,083)	—	—	—	—	—
Ending Balance	$4,098,773	$15,039	$2,475	$37,540	$(3,505,529)	$(75)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of March 31, 2023
Net premium and discount amortization (3)	1,144	(76)	—	—	(2,738)	—
Net unrealized gain/(loss)	87,029	198	2,377	—	(72,642)	(66)
Equity in earnings/(loss) from affiliates	—	—	—	(2,140)	—	—
(1)The beginning balance includes Securitized residential mortgage loans and Residential mortgage loans held for sale.
(2)Derivative assets and derivative liabilities are included in the "Other assets" and "Other liabilities" line items, respectively, on the consolidated balance sheets.
(3)Included in the interest income and interest expense line items for assets and liabilities, respectively.
(4)Includes transfers of residential mortgage loans to real estate owned as well as activity related to advances.

Three Months Ended March 31, 2022 (in thousands)
	Residential Mortgage Loans (1)	Non-Agency RMBS	AG Arc	Securitized debt	Derivative liabilities (2)
Beginning balance	$2,634,191	$18,757	$53,435	$(999,215)	$(79)
Purchases	944,630	—	—	—	—
Issuances of Securitized Debt	—	—	—	(1,074,852)	—
Principal repayments	(146,388)	(78)	—	116,866	—
Included in net income:
Net premium and discount amortization (3)	(1,717)	(161)	—	49	—
Net realized gain/(loss)	(87)	—	—	—	—
Net unrealized gain/(loss)	(158,116)	263	—	97,235	79
Equity in earnings/(loss) from affiliates	—	—	686	—	—
Other (4)	(727)	—	—	—	—
Ending Balance	$3,271,786	$18,781	$54,121	$(1,859,917)	$—

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of March 31, 2022
Net premium and discount amortization (3)	(2,971)	(161)	—	49	—
Net unrealized gain/(loss)	(158,925)	263	—	97,235	—
Equity in earnings/(loss) from affiliates	—	—	686	—	—
(1)Includes Securitized residential mortgage loans.
(2)Derivative liabilities are included in the "Other liabilities" line item on the consolidated balance sheets.
(3)Included in the interest income and interest expense line items for assets and liabilities, respectively.
(4)Includes transfers of residential mortgage loans to real estate owned as well as activity related to advances.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2023
The following table presents a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of investments for which the Company has utilized Level 3 inputs to determine fair value ($ in thousands).

		March 31, 2023		December 31, 2022
Valuation Technique	Unobservable Input	Fair Value	Range (Weighted Average) (1)	Fair Value	Range (Weighted Average) (1)
Securitized Residential Mortgage Loans
	Yield		4.75% - 6.74% (6.00%)		4.75% - 7.32% (6.40%)
Discounted Cash Flow	Projected Collateral Prepayments	$3,968,770	5.20% - 10.21% (6.75%)	$3,707,146	4.81% - 10.19% (6.44%)
	Projected Collateral Losses		0.05% - 1.42% (0.20%)		0.05% - 1.40% (0.22%)
	Projected Collateral Severities		-2.22% - 26.00% (16.13%)		-4.16% - 20.00% (15.40%)
Residential Mortgage Loans (2)
	Yield		6.02% - 8.04% (6.56%)		6.29% - 9.82% (7.16%)
Discounted Cash Flow	Projected Collateral Prepayments	$127,551	0.00% - 34.58% (25.05%)	$418,023	1.38% - 31.28% (16.37%)
	Projected Collateral Losses		0.00% - 14.74% (0.64%)		0.00% - 14.44% (0.48%)
	Projected Collateral Severities		-23.29% - 10.55% (9.79%)		-2.64% - 10.19% (9.99%)
Consensus Pricing	Offered Quotes	$2,452	94.68 - 106.52 (101.50)	$2,674	93.46 - 107.05 (101.11)
Non-Agency RMBS
	Yield		6.61% - 14.00% (10.14%)		7.18% - 14.00% (10.59%)
Discounted Cash Flow	Projected Collateral Prepayments	$15,039	8.72% - 8.72% (8.72%)	$14,917	8.14% - 8.14% (8.14%)
	Projected Collateral Losses		0.35% - 0.35% (0.35%)		0.18% - 0.18% (0.18%)
	Projected Collateral Severities		10.00% - 10.00% (10.00%)		10.00% - 10.00% (10.00%)
Derivative Assets (3)
	Yield		6.20% - 7.26% (6.63%)		6.69% - 7.68% (7.54%)
Discounted Cash Flow	Projected Collateral Prepayments	$2,475	14.97% - 33.59% (25.18%)	$98	12.63% - 34.19% (26.71%)
	Projected Collateral Losses		0.00% - 1.97% (0.58%)		0.01% - 0.96% (0.39%)
	Projected Collateral Severities		10.00% - 10.96% (10.01%)		10.00% - 10.00% (10.00%)
	Pull Through Percentages		45.00% - 100.00% (78.13%)		55.00% - 100.00% (72.78%)
AG Arc
Comparable Multiple	Book Value Multiple	$37,540	0.94x - 0.94x (0.94x)	$39,680	0.94x - 0.94x (0.94x)
Securitized Debt
	Yield		5.05% - 15.00% (5.65%)		5.25% - 15.00% (6.07%)
Discounted Cash Flow	Projected Collateral Prepayments	$(3,505,529)	5.20% - 10.21% (6.68%)	$(3,262,352)	4.81% - 10.19% (6.36%)
	Projected Collateral Losses		0.05% - 1.42% (0.18%)		0.05% - 1.40% (0.19%)
	Projected Collateral Severities		-2.22% - 26.00% (16.53%)		-4.16% - 20.00% (15.81%)
Derivative Liabilities (3)
	Yield		6.46% - 6.84% (6.62%)		7.29% - 7.61% (7.36%)
Discounted Cash Flow	Projected Collateral Prepayments	$(75)	25.77% - 36.00% (31.43%)	$(9)	21.51% - 31.31% (27.92%)
	Projected Collateral Losses		0.00% - 0.50% (0.06%)		0.01% - 0.46% (0.16%)
	Projected Collateral Severities		10.00% - 10.00% (10.00%)		10.00% - 10.00% (10.00%)
	Pull Through Percentages		45.00% - 100.00% (73.75%)		100.00% - 100.00% (100.00%)
(1)Amounts are weighted based on fair value.
(2)Includes Residential mortgage loans held for sale as of December 31, 2022.
(3)Derivative assets and derivative liabilities are included in the "Other assets" and "Other liabilities" line items, respectively, on the consolidated balance sheets.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2023
6. Financing

The following table presents a summary of the Company's financing as of March 31, 2023 and December 31, 2022 ($ in thousands).

	March 31, 2023						December 31, 2022
				Weighted Average		Collateral Fair Value (1)(2)
	Current Face	Carrying Value	Stated Maturity	Funding Cost	Life (Years)		Carrying Value
Financing Arrangements by Asset Type
Securitized Non-Agency Loans (3)	$192,964	$192,964	Apr 2023 - May 2024	6.62%	0.23	$372,882	$197,937
Securitized Re- and Non-Performing Loans (3)	39,147	39,147	Apr 2023	7.39%	0.06	68,231	34,151
Residential mortgage loans (4)(5)	105,768	105,768	June 2023 - Jan 2024	6.78%	0.40	126,131	360,241
Non-Agency RMBS	22,390	22,390	Apr 2023 - May 2024	6.11%	0.18	35,787	14,695
Agency RMBS	269,189	269,189	Apr 2023	4.98%	0.04	287,197	14,163
Total Financing Arrangements	$629,458	$629,458		5.97%	0.16	$890,228	$621,187

Securitized debt, at fair value (6)	$4,052,498	$3,505,529	N/A	4.20%	7.18	N/A	$3,262,352
Total Financing	$4,681,956	$4,134,987		4.47%	6.24	$890,228	$3,883,539
(1)The Company also had $1.1 million and $3.4 million of cash pledged under repurchase agreements as of March 31, 2023 and December 31, 2022, respectively.
(2)Under the terms of the Company’s financing agreements, the Company's financing counterparties may, in certain cases, sell or re-hypothecate the pledged collateral.
(3)Amounts pledged as collateral under Securitized residential mortgage loans include certain of the Company's retained interests in securitizations. Refer to Note 3 for more information on the Residential Mortgage Loan VIEs.
(4)The Company's Residential mortgage loan financing arrangements include a maximum uncommitted borrowing capacity of $2.2 billion on facilities used to finance Non-Agency and Agency-Eligible Loans.
(5)The funding cost includes deferred financing costs. The weighted average stated rate on the Residential mortgage loans financing arrangements was 6.49% as of March 31, 2023.
(6)The holders of the securitized debt have no recourse to the general credit of the Company. The Company has no obligation to provide any other explicit or implicit support to the Residential Mortgage Loan VIEs.

The following table presents contractual maturity information about the Company's borrowings under financing arrangements as of March 31, 2023 (in thousands). Securitized debt is excluded from the below table as it does not have a contractual maturity.

Financing Arrangements by Asset Type	Within 30 Days	Over 30 Days to 3 Months	Over 3 Months to 12 Months	Over 12 Months	Total
Securitized Non-Agency Loans	$151,894	$7,591	$—	$33,479	$192,964
Securitized Re- and Non-Performing Loans	39,147	—	—	—	39,147
Residential mortgage loans	—	32,173	73,595	—	105,768
Non-Agency RMBS	19,399	—	—	2,991	22,390
Agency RMBS	269,189	—	—	—	269,189
Total Financing Arrangements	$479,629	$39,764	$73,595	$36,470	$629,458

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2023
Counterparties

The Company had outstanding financing arrangements with six counterparties as of March 31, 2023 and December 31, 2022.

The following table presents information as of March 31, 2023 and December 31, 2022 with respect to each counterparty that provides the Company with financing for which the Company had greater than 5% of its stockholders’ equity at risk, excluding stockholders’ equity at risk under financing through affiliated entities ($ in thousands).

	March 31, 2023			December 31, 2022
Counterparty	Stockholders' Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity	Stockholders' Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity
BofA Securities, Inc.	$96,738	80	20.9%	$36,193	93	7.8%
Barclays Capital Inc.	87,548	71	19.0%	81,445	113	17.6%
JP Morgan Securities, LLC	28,682	41	6.2%	(2)	(2)	(2)
Credit Suisse AG, Cayman Islands Branch	(1)	(1)	(1)	130,587	71	28.2%
(1)As of March 31, 2023, the Company had less than 5% of its equity at risk under financing arrangements with Credit Suisse AG, Cayman Islands Branch.
(2)As of December 31, 2022, the Company had less than 5% of its equity at risk under financing arrangements with JP Morgan Securities, LLC.

Financial Covenants

The Company’s financing arrangements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each financing arrangement, typical supplemental terms include requirements of minimum equity and liquidity, leverage ratios, and performance triggers. In addition, some of the financing arrangements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that the Company fails to comply with the covenants contained in these financing arrangements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the associated agreement. Financings pursuant to repurchase agreements and revolving facilities are generally recourse to the Company. As of March 31, 2023, the Company is in compliance with all of its financial covenants.

7. Other assets and liabilities

The following table details certain information related to the Company's "Other assets" and "Other liabilities" line items on its consolidated balance sheet as of March 31, 2023 and December 31, 2022 (in thousands).

	March 31, 2023	December 31, 2022
Other assets
Interest receivable	$20,274	$20,593
Derivative assets, at fair value	2,485	1,218
Other assets	4,358	4,983
Due from broker	264	801
Total Other assets	$27,381	$27,595

Other liabilities
Due to affiliates (1)	$3,661	$3,652
Interest payable	14,544	14,114
Derivative liabilities, at fair value	609	9
Accrued expenses	2,222	1,811
Due to broker	316	7
Total Other liabilities	$21,352	$19,593
(1)Refer to Note 10 for more information.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2023

Derivatives

The following table presents the fair value of the Company's derivatives and other instruments and their balance sheet location as of March 31, 2023 and December 31, 2022 (in thousands).

Derivatives and Other Instruments (1)	Balance Sheet Location	March 31, 2023	December 31, 2022
Pay Fix/Receive Float Interest Rate Swap Agreements (2)	Other assets	$—	$470
Pay Fix/Receive Float Interest Rate Swap Agreements (2)	Other liabilities	(280)	—
Long TBAs	Other assets	8	—
Long TBAs	Other liabilities	(3)	—
Short TBAs	Other assets	2	650
Short TBAs	Other liabilities	(251)	—
Forward Purchase Commitments	Other assets	2,475	98
Forward Purchase Commitments	Other liabilities	(75)	(9)
(1)As of March 31, 2023 and December 31, 2022, no derivatives held by the Company were designated as hedges for accounting purposes.
(2)As of March 31, 2023, the Company applied a reduction in fair value of $3.9 million and $6.6 million to its interest rate swap assets and liabilities, respectively, related to variation margin with a corresponding increase or decrease in restricted cash. As of December 31, 2022, the Company applied a reduction in fair value of $17.3 million to its interest rate swap assets related to variation margin with a corresponding increase in restricted cash, net of collateral posted by the Company's derivative counterparties.

The following table summarizes information related to derivatives and other instruments (in thousands).

Notional amount of non-hedge derivatives and other instruments:	Notional Currency	March 31, 2023	December 31, 2022
Pay Fix/Receive Float Interest Rate Swap Agreements (1)	USD	$468,000	$335,000
Short TBAs	USD	—	40,000
Forward Purchase Commitments	USD	163,773	8,006
(1)As of March 31, 2023, the Company's pay fix/receive float interest rate swaps had a weighted average pay-fixed rate of 3.69%, a weighted average receive-variable rate of 4.87%, and a weighted average years to maturity of 4.37 years. As of December 31, 2022, the Company's pay fix/receive float interest rate swaps had a weighted average pay-fixed rate of 2.77%, a weighted average receive-variable rate of 4.30%, and a weighted average years to maturity of 4.77 years.

Derivative and other instruments eligible for offset are presented gross on the consolidated balance sheets as of March 31, 2023 and December 31, 2022, if applicable. The Company has not offset or netted any derivatives or other instruments with any financial instruments or cash collateral posted or received.

The Company must post cash or securities as collateral on its derivative instruments when their fair value declines. This typically occurs when prevailing market rates change adversely, with the severity of the change also dependent on the term of the derivatives involved. The posting of collateral is generally bilateral, meaning that if the fair value of the Company’s derivatives increases, its counterparty must post collateral. As of March 31, 2023, the Company's restricted cash balance included $12.3 million of collateral related to certain derivatives, of which $15.0 million represents cash collateral posted by the Company and has been reduced by $2.7 million related to variation margin. As of December 31, 2022, the Company's restricted cash balance included $9.6 million of collateral related to certain derivatives, of which $1.3 million represents cash collateral posted by the Company and $8.3 million represents amounts related to variation margin.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2023
The following table summarizes gains/(losses) related to derivatives and other instruments (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Included within Net unrealized gain/(loss)
Interest Rate Swaps	$(21,386)	$46,404
Long TBAs	5	(211)
Short TBAs	(899)	3,645
Forward Purchase Commitments	2,311	79
	(19,969)	49,917

Included within Net realized gain/(loss)
Interest Rate Swaps	9,823	15,707
Short TBAs	179	9,946
	10,002	25,653
Total income/(loss)	$(9,967)	$75,570

TBAs

The following table presents information about the Company’s to-be-announced securities ("TBAs") for the three months ended March 31, 2023 and 2022 (in thousands).

		Three Months Ended
		Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Notional Amount	Fair Value as of Period End	Receivable/(Payable) from/to Broker	Derivative Asset	Derivative Liability
March 31, 2023	Long TBAs	$—	$10,000	$(10,000)	$—	$—	$5	$8	$(3)
March 31, 2023	Short TBAs	(40,000)	100,000	(60,000)	—	—	(249)	2	(251)
March 31, 2022	Long TBAs	—	150,000	—	150,000	150,270	(150,481)	—	(211)
March 31, 2022	Short TBAs	(385,963)	1,320,852	(934,889)	—	—	3,631	6,733	(3,102)

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2023
8. Earnings per share

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share for the three months ended March 31, 2023 and 2022 (in thousands, except per share data).

	Three Months Ended
	March 31, 2023	March 31, 2022
Numerator:
Net Income/(Loss)	$12,540	$(13,202)
Dividends on preferred stock	(4,586)	(4,586)
Net income/(loss) available to common stockholders	$7,954	$(17,788)

Denominator:
Basic weighted average common shares outstanding	21,066	23,915
Diluted weighted average common shares outstanding	21,066	23,915

Earnings/(Loss) Per Share
Basic	$0.38	$(0.74)
Diluted	$0.38	$(0.74)

Dividends

The following tables detail the Company's common stock dividends declared during the three months ended March 31, 2023 and 2022.

Three Months Ended March 31, 2023				Three Months Ended March 31, 2022
Declaration Date	Record Date	Payment Date	Cash Dividend Per Share	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
3/15/2023	3/31/2023	4/28/2023	$0.18	3/18/2022	3/31/2022	4/29/2022	$0.21

The following tables detail the Company's preferred stock dividends declared and paid during the three months ended March 31, 2023 and 2022.

2023			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	8.25% Series A	8.00% Series B	8.000% Series C
2/16/2023	2/28/2023	3/17/2023	$0.51563	$0.50	$0.50

2022			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	8.25% Series A	8.00% Series B	8.000% Series C
2/18/2022	2/28/2022	3/17/2022	$0.51563	$0.50	$0.50

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2023
Excise tax represents a non-deductible 4% tax on the required amount of the Company’s ordinary income and net capital gains not distributed during the year. The expense is calculated in accordance with applicable tax regulations. For the three months ended March 31, 2023 and 2022, the Company did not recognize any excise tax.

Taxable REIT Subsidiaries

The Company elected to treat certain domestic subsidiaries as taxable REIT subsidiaries ("TRSs"). The Company’s financial results are generally not expected to reflect provisions for current or deferred income taxes, except for any activities conducted through one or more TRSs that are subject to corporate income taxation. Currently, the Company has wholly owned domestic TRSs that are taxable as corporations and subject to U.S. federal, state and local income tax on net income at the applicable corporate rates. The federal statutory rate for the three months ended March 31, 2023 and 2022 was 21%. The Company’s effective tax rate differs from its combined U.S. federal, state and local corporate statutory tax rate primarily due to income earned at the REIT, which is not subject to tax, due to the deduction for qualifying distributions made by the Company, and any change in the valuation allowance as disclosed in further detail below. For the three months ended March 31, 2023 and 2022, the Company recorded $0.2 million and $9.0 thousand of tax expense attributable to its TRSs, respectively, which is recorded in the "Non-investment related expenses" line item on the consolidated statement of operations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax reporting purposes at the TRS level. As of March 31, 2023 and December 31, 2022 the Company recorded a deferred tax asset of approximately $30.8 million and $30.2 million, respectively relating to net operating loss carryforwards, capital loss carryforwards and basis differences of certain investments held within TRSs. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences become deductible. The Company concluded it is more likely than not the deferred tax asset will not be realized and established a full valuation allowance of as of March 31, 2023 and December 31, 2022.

Uncertain Income Tax Positions

Based on its analysis of any potential uncertain income tax positions, the Company concluded it did not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of March 31, 2023 and December 31, 2022. The Company’s federal income tax returns for the last three tax years are open to examination by the Internal Revenue Service. There are no ongoing U.S. federal, state or local tax examinations related to the Company. In the event that the Company incurs income tax related interest and penalties, its policy is to classify them as a component of provision for income taxes.

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
March 31, 2023
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

The below table details the management fees incurred during the three months ended March 31, 2023 and 2022 (in thousands).

	Three Months Ended
Consolidated statements of operations line item:	March 31, 2023	March 31, 2022
Management fee to affiliate	$2,075	$1,962

As of March 31, 2023 and December 31, 2022, the Company recorded management fees payable of $2.1 million and $2.1 million, respectively. The management fee payable is included within the "Due to affiliates" item within the "Other liabilities" line item on the consolidated balance sheets.

Incentive fee

In connection with the common stock offering in November 2021, including the Manager's purchase of 700,000 shares in the offering, on November 22, 2021, the Company and the Manager executed an amendment (the "Third Amendment") to the management agreement, pursuant to which the Company will pay the Manager an annual incentive fee in addition to the base management fee. Pursuant to the Third Amendment, the Manager waived the annual incentive fee with respect to the fiscal years ending December 31, 2021 and December 31, 2022, and the annual incentive fee will first be payable with respect to the fiscal year ending December 31, 2023. During the three months ended March 31, 2023, the Company did not incur any incentive fee expense.

The annual incentive fee with respect to each applicable fiscal year will be equal to 15% of the amount by which the Company's cumulative adjusted net income from the date of the Third Amendment exceeds the cumulative hurdle amount, which represents an 8% return (cumulative, but not compounding) on an equity hurdle base consisting of the sum of (i) $341.5 million and (ii) the gross proceeds of any subsequent public or private common stock offerings by the Company. The annual incentive fee will be payable in cash, or, at the option of the Company's Board of Directors, shares of common stock or a combination of cash and shares.

Termination fee

Upon the occurrence of (i) the Company’s termination of the management agreement without cause or (ii) the Manager’s termination of the management agreement upon a breach by the Company of any material term of the management agreement, the Manager will be entitled to a termination fee equal to three times the average annual management fee during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter. As of March 31, 2023 and December 31, 2022, no event of termination of the management agreement had occurred.

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
March 31, 2023
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

The below table details the expense reimbursement incurred during the three months ended March 31, 2023 and 2022 (in thousands).

	Three Months Ended
Consolidated statements of operations line item:	March 31, 2023	March 31, 2022
Non-investment related expenses	$1,400	$1,405
Investment related expenses	102	135
Transaction related expenses	63	971
Expense reimbursements to Manager or its affiliates	$1,565	$2,511

As of March 31, 2023 and December 31, 2022, the Company recorded a reimbursement payable to the Manager or its affiliates of $1.4 million and $1.3 million, respectively. The reimbursement payable to the Manager or its affiliates is included within the "Due to affiliates" item within the "Other liabilities" line item on the consolidated balance sheets.

Restricted stock grants

Equity Incentive Plans

Effective on April 15, 2020 upon the approval of the Company's stockholders at its 2020 annual meeting of stockholders, the 2020 Equity Incentive Plan provides for a maximum of 666,666 shares of common stock to be issued. The maximum number of shares of common stock granted during a single fiscal year to any non-employee director, taken together with any cash fees paid to such non-employee director during any fiscal year, shall not exceed $300,000 in total value (calculating the value of any such awards based on the grant date fair value). As of March 31, 2023, 535,530 shares of common stock were available to be awarded under the 2020 Equity Incentive Plan.

Since inception of the 2020 Equity Incentive Plan and through March 31, 2023, the Company has granted an aggregate of 131,136 shares of restricted common stock to its independent directors under its 2020 Equity Incentive Plan, all of which have vested.

Manager Equity Incentive Plans

Following approval of the Company's stockholders at its 2021 annual meeting of stockholders, the AG Mortgage Investment Trust, Inc. 2021 Manager Equity Incentive Plan (the "2021 Manager Plan") became effective on April 7, 2021 and provides for a maximum of 573,425 shares of common stock that may be subject to awards thereunder to the Manager. As of March 31, 2023, there were no shares or awards issued under the 2021 Manager Plan.

Director compensation

As of March 31, 2023, the Company's Board of Directors consisted of four independent directors. The annual base director's fee for each independent director is $150,000, $70,000 of which is payable on a quarterly basis in cash and $80,000 of which is payable on a quarterly basis in shares of restricted common stock. The number of shares of restricted common stock to be issued each quarter to each independent director is determined based on the average of the high and low prices of the Company’s common stock on the New York Stock Exchange on the last trading day of each fiscal quarter. To the extent that any fractional shares would otherwise be issuable and payable to each independent director, a cash payment is made to each independent director in lieu of any fractional shares. All directors’ fees are paid pro rata (and restricted common stock grants

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2023
determined) on a quarterly basis in arrears, and shares issued are fully vested and non-forfeitable. These shares may not be sold or transferred by such director during the time of their service as an independent member of the Company’s board.

In addition to the annual base director's fee, the non-executive chair of the Board receives an annual fee of $60,000, of which $30,000 is payable in cash and $30,000 is payable in shares of restricted common stock, the chair of the Audit Committee receives an annual fee of $25,000, and the chairs of the Compensation and Nominating and Corporate Governance Committees each receive an annual fee of $10,000.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2023
Summary of investments in debt and equity of affiliates and related earnings

The below table summarizes the components of the "Investments in debt and equity of affiliates" line item on the Company's consolidated balance sheets as of March 31, 2023 and December 31, 2022 (in thousands).

	March 31, 2023			December 31, 2022
	Assets	Liabilities	Equity	Assets	Liabilities	Equity
Non-QM Securities (1)	$31,581	$(15,210)	$16,371	$31,067	$(16,409)	$14,658
Land Related Financing (2)	10,814	—	10,814	10,688	—	10,688
Re/Non-Performing Securities	7,785	(3,521)	4,264	7,854	(4,406)	3,448
Total Residential Investments	50,180	(18,731)	31,449	49,609	(20,815)	28,794

AG Arc, at fair value	37,540	—	37,540	39,680	—	39,680

Cash and Other assets/(liabilities)	1,355	(706)	649	3,290	(700)	2,590

Investments in debt and equity of affiliates	$89,075	$(19,437)	$69,638	$92,579	$(21,515)	$71,064
(1)As of March 31, 2023 and December 31, 2022, MATT only holds retained tranches from past securitizations which continue to pay down and the Company does not expect to acquire additional investments within this equity method investment.
(2)Land Related Financing continues to pay down and the Company does not expect to originate new loans within this equity method investment.

The below table reconciles the net income/(loss) to the "Equity in earnings/(loss) from affiliates" line item on the Company's consolidated statements of operations for the three months ended March 31, 2023 and 2022 (in thousands).

	Three Months Ended
	March 31, 2023	March 31, 2022
Non-QM Securities	$1,625	$(889)
Land Related Financing	339	502
Re/Non-Performing Securities	192	3
AG Arc (1)	(2,140)	(1,670)
Equity in earnings/(loss) from affiliates	$16	$(2,054)
(1)Earnings/(loss) recognized by AG Arc do not include the Company's portion of gains recorded by Arc Home in connection with the sale of residential mortgage loans to the Company. Refer to "Transactions with Arc Home" below for more information on this accounting policy.

Transactions with affiliates

Transactions with Red Creek Asset Management LLC

In connection with the Company’s investments in residential mortgage loans, the Company engages asset managers to provide advisory, consultation, asset management and other services. The Company engaged Red Creek Asset Management LLC ("Asset Manager"), a related party of the Manager and direct subsidiary of Angelo Gordon, as the asset manager for certain of its residential mortgage loans. The Company pays the Asset Manager asset management fees which are assessed periodically

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2023
and determined to be commercially reasonable by a third-party valuation firm. The below table details the fees paid by the Company to the Asset Manager during the three months ended March 31, 2023 and 2022 (in thousands).

	Three Months Ended
	March 31, 2023	March 31, 2022
Fees paid to Asset Manager	$683	$573

As of March 31, 2023 and December 31, 2022, the Company recorded asset management fees payable of $0.2 million and $0.2 million, respectively. Asset management fees payable are included within the "Due to affiliates" item within the "Other liabilities" line item on the consolidated balance sheets.

Transactions with Arc Home

Arc Home may sell loans to the Company, third-parties, or affiliates of the Manager. The below table details the unpaid principal balance of Non-Agency Loans and Agency-Eligible Loans sold to the Company and private funds under the management of Angelo Gordon during the three months ended March 31, 2023 and 2022 (in thousands).

	Three Months Ended
	March 31, 2023	March 31, 2022
Residential mortgage loans sold by Arc Home to the Company	$—	$377,832
Residential mortgage loans sold by Arc Home to private funds under the management of Angelo Gordon	90,584	125,702

In connection with the sale of loans from Arc Home to the Company, the Company eliminates any intra-entity profits or losses typically recognized through the "Equity in earnings/(loss) from affiliates" line item on the Company's consolidated statement of operations and adjusts the cost basis of the underlying loans resulting in unrealized gains or losses. The Company did not purchase any loans from Arc Home during the three months ended March 31, 2023. The table below summarizes intra-entity profits eliminated during the three months ended March 31, 2023 and 2022 (in thousands).

	Three Months Ended
	March 31, 2023	March 31, 2022
Intra-Entity Profits Eliminated	$—	$2,356

As of December 31, 2022, the Company recorded a $0.5 million receivable from Arc Home related to certain loans purchased from Arc Home which was recorded within the "Other assets" line item on the consolidated balance sheets. During the three months ended March 31, 2023, the Company received payment for the full amount from Arc Home.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2023
11. Equity

Stock repurchase programs

On November 3, 2015, the Company’s Board of Directors authorized a stock repurchase program (the "2015 Repurchase Program") to repurchase up to $25.0 million of the Company's outstanding common stock. As of June 30, 2022, the $25.0 million maximum repurchase amount authorized under the 2015 Repurchase Program was fully utilized. No shares were repurchased under the 2015 Repurchase Program during the three months ended March 31, 2022.

On August 3, 2022, the Company's Board of Directors authorized a stock repurchase program (the "2022 Repurchase Program") to repurchase up to $15.0 million of the Company’s outstanding common stock on substantially the same terms as the 2015 Repurchase Program. The 2022 Repurchase Program does not have an expiration date and permits the Company to repurchase its shares through various methods, including open market repurchases, privately negotiated block transactions and Rule 10b5-1 plans. The Company may repurchase shares of its common stock from time to time in compliance with SEC regulations and other legal requirements. The extent to which the Company repurchases its shares, and the timing, manner, price, and amount of any such repurchases, will depend upon a variety of factors including market conditions and other corporate considerations as determined by the Company’s management, as well as the limits of the 2022 Repurchase Program and the Company's liquidity and business strategy. The 2022 Repurchase Program does not obligate the Company to acquire any particular amount of shares and may be modified or discontinued at any time. As of March 31, 2023, approximately $2.6 million of common stock remained authorized for future share repurchases under the 2022 Repurchase Program. The table below details the Company's share repurchases under the 2022 Repurchase Program during the three months ended March 31, 2023:

Period(1)	Total Number of Shares Purchased	Weighted Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value that May Yet Be Purchased Under the Program(2)
Three Months Ended March 31, 2023
January 1, 2023 to January 31, 2023	91,173	$5.66	91,173	$7,300,982
February 1, 2023 to February 28, 2023	85,438	6.26	85,438	6,766,462
March 1, 2023 to March 31, 2023	746,650	5.62	746,650	2,569,940
Total	923,261	$5.68	923,261	$2,569,940
(1)Based on trade date.
(2)Includes brokerage commissions and clearing fees.

Subsequent to March 31, 2023, the Company repurchased 0.1 million shares of common stock for $0.8 million, representing a weighted average cost of $5.85 per share, under the 2022 Repurchase Program, following which $1.7 million remained available for future repurchases under such program.

On May 4, 2023, the Company's Board of Directors authorized a stock repurchase program (the "2023 Repurchase Program") to repurchase up to $15 million of the Company’s outstanding common stock on substantially the same terms as the 2022 Repurchase Program. As of the date of this filing, the full $15 million authorized amount remains available for repurchase under the 2023 Repurchase Program. This authorization is in addition to the amount remaining under the 2022 Repurchase Program.

On February 22, 2021, the Company's Board of Directors authorized a stock repurchase program (the "Preferred Repurchase Program") pursuant to which the Company's Board of Directors granted a repurchase authorization to acquire shares of the Company's 8.25% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock"), 8.00% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock"), and 8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock ("Series C Preferred Stock") having an aggregate value of up to $20.0 million. No share repurchases under the Preferred Repurchase Program have been made since its authorization.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2023
Equity distribution agreements

The Company has entered into an equity distribution agreement with each of Credit Suisse Securities (USA) LLC and JMP Securities LLC (collectively, the "Sales Agents"), which the Company refers to as the "Equity Distribution Agreements," pursuant to which the Company may sell up to $100.0 million aggregate offering price of shares of its common stock from time to time through the Sales Agents under the Securities Act of 1933. The Company did not issue any shares of common stock under the Equity Distribution Agreements during the three months ended March 31, 2023 and 2022. Since inception of the program, the Company has issued approximately 2.2 million shares of common stock under the Equity Distribution Agreements for gross proceeds of $48.3 million.

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

Preferred stock

The Company is authorized to designate and issue up to 50.0 million shares of preferred stock, par value $0.01 per share, in one or more classes or series. As of March 31, 2023 and December 31, 2022, there were 1.7 million, 3.7 million, and 3.7 million of Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock, respectively, issued and outstanding.

The following table includes a summary of preferred stock issued and outstanding as of March 31, 2023 ($ and shares in thousands).

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2023

12. Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2023, the Company was not involved in any material legal proceedings.

The below table details the Company's outstanding commitments as of March 31, 2023 (in thousands).

Commitment type	Date of Commitment	Total Commitment	Funded Commitment	Remaining Commitment
Non-Agency and Agency-Eligible Loans (1)	Various	$166,516	$—	$166,516
Land Related Financing (2)	Various	13,344	10,814	2,530
Total		$179,860	$10,814	$169,046
(1)The Company entered into forward purchase commitments to acquire certain Non-Agency and Agency-Eligible Loans from Arc Home which have not yet settled as of March 31, 2023. Refer to Note 10 "Transactions with affiliates" for more information.
(2)Refer to Note 10 "Investments in debt and equity of affiliates" for more information regarding LOTS.

13. Subsequent Events

Subsequent to March 31, 2023, the Company repurchased 144,772 shares of common stock for $0.8 million, representing a weighted average cost of $5.85 per share. As of the date of this filing, the Company has $1.7 million of capacity remaining under the 2022 Repurchase Program.

On May 4, 2023, the Company's Board of Directors authorized the 2023 Repurchase Program to repurchase up to $15 million of the Company’s outstanding common stock on substantially the same terms as the 2022 Repurchase Program. As of the date of this filing, the full $15 million authorized amount remains available for repurchase under the 2023 Repurchase Program. This authorization is in addition to the amount remaining under the 2022 Repurchase Program.

The Company announced that on May 4, 2023 its Board of Directors declared second quarter 2023 preferred stock dividends on its Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock in the amount of $0.51563, $0.50 and $0.50 per share, respectively. The dividends will be paid on June 20, 2023 to holders of record on May 31, 2023.

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

The following discussion contains forward looking statements and should be read in conjunction with our consolidated financial statements and the accompanying notes to our consolidated financial statements, which are included in Item 1 of this report, as well as the information contained in our Annual Report on Form 10-K for the year ended December 31, 2022, and any subsequent filings.

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

These forward-looking statements are based upon information presently available to our management and are inherently subjective, uncertain and subject to change. There can be no assurance that actual results will not differ materially from our expectations. Some, but not all, of the factors that might cause such a difference include, without limitation:

•the impact of the COVID-19 pandemic, labor shortages, supply chain imbalances, the conflict between Russia and Ukraine, inflation, bank failures, and the potential for an economic recession;
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

We caution investors not to rely unduly on any forward-looking statements, which speak only as of the date made, and urge you to carefully consider the risks noted above and identified under the captions "Risk Factors," and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2022 and any subsequent filings. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements that we make, or that are attributable to us, are expressly qualified by this cautionary notice.

Executive Summary

Investment Activity

•Purchased Non-Agency Loans with a fair value of $23.0 million;
•Purchased RMBS collateralized by Non-Agency and Agency-Eligible Loans with a fair value of $10.9 million;
•Purchased Agency RMBS with a fair value of $264.8 million;
•Sold Non-Agency Loans for total proceeds of $46.9 million; and
•Sold Agency-Eligible Loans for total proceeds of $18.5 million.

Financing Activity

•Executed a rated securitization of Non-Agency Loans with a total unpaid principal balance of $271.2 million, converting financing from recourse financing with mark-to-market margin calls to non-recourse financing without mark-to-market margin calls.
◦Loan portfolio financed through warehouse facilities declined to $127.6 million and our economic leverage ratio was 1.4x as of March 31, 2023.

Capital Activity

•As of the date of this filing, we have $1.7 million of capacity remaining under our repurchase program authorized in 2022 (the "2022 Repurchase Program").
◦Repurchased 923,261 shares of common stock for $5.2 million during the three months ended March 31, 2023, representing a weighted average cost of $5.68 per share. Repurchases resulted in approximately 2% accretion to December 31, 2022 book value per share.
◦Subsequent to quarter end, repurchased 144,772 shares of common stock for $0.8 million, representing a weighted average cost of $5.85 per share.
•Subsequent to quarter end, our Board of Directors authorized a new stock repurchase program (the "2023 Repurchase Program") to repurchase up to $15 million of our outstanding common stock. This authorization is in addition to the amount remaining under the 2022 Repurchase Program.

Our company

We are a residential mortgage REIT with a focus on investing in a diversified risk-adjusted portfolio of residential mortgage-related assets in the U.S. mortgage market. Our objective is to provide attractive risk-adjusted returns to our stockholders over the long-term, primarily through dividends and capital appreciation.

We focus our investment activities primarily on acquiring and securitizing newly-originated residential mortgage loans within the non-agency segment of the housing market. We obtain our assets through Arc Home, LLC ("Arc Home"), our residential mortgage loan originator in which we own an approximate 44.6% interest, and through other third-party origination partners. We finance our acquired loans through various financing lines on a short-term basis and utilize Angelo Gordon's proprietary securitization platform to secure long-term, non-recourse, non-mark-to-market financing as market conditions permit. Through our ownership in Arc Home, we also have exposure to mortgage banking activities. Arc Home is a multi-channel licensed mortgage originator and servicer primarily engaged in the business of originating and selling residential mortgage loans while retaining the mortgage servicing rights associated with certain loans that it originates.

Our investment portfolio (which excludes our ownership in Arc Home) includes Residential Investments and Agency RMBS. Currently, our Residential Investments primarily consist of newly originated Non-Agency Loans and Agency-Eligible Loans, which we refer to as our target assets. In addition, we may also invest in other types of residential mortgage loans and other mortgage related assets. As of March 31, 2023, the Company's investment portfolio consisted of the following:

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

Agency-Eligible Loans(1)
•Agency-Eligible Loans are loans that are underwritten in accordance with GSE guidelines and are primarily secured by investment properties, but are not guaranteed by a GSE. Although these loans are underwritten in accordance with GSE guidelines and can be delivered to Fannie Mae and Freddie Mac, we include these loans within our Non-Agency securitizations.

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

Our Manager and Angelo Gordon

We are externally managed by our Manager, a subsidiary of Angelo Gordon. Pursuant to the terms of our management agreement, our Manager provides us with our management team, including our officers, along with appropriate support personnel. All of our officers are employees of Angelo Gordon or its affiliates. We do not have any employees. Our Manager is at all times subject to the supervision and oversight of our Board of Directors and has only such functions and authority as our Board of Directors delegates to it. Our Manager has delegated to Angelo Gordon the overall responsibility with respect to our Manager’s day-to-day duties and obligations arising under our management agreement.

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

Market Conditions

During the first quarter of 2023, the economy and financial markets continued to experience volatility due to multiple factors including the impacts of inflation, the path of monetary policy and interest rates, market uncertainty from the ongoing conflict in Ukraine and other geopolitical risks, and the lingering impact of the COVID-19 pandemic. The broad macroeconomic outlook was already uncertain, and the recent regional bank failures, which included some of the largest bank failures in U.S. history, only served to further cloud the path forward for growth, inflation, and monetary policy. These bank failures, with the possibility of more to come, have highlighted the underlying asset liability management issue across the banking system in response to one of the most aggressive Federal Reserve tightening paths. This has accelerated a deposit flight from regional banks in search of both greater stability and higher interest rates. Reduced profitability and capital buffers, a smaller deposit base, and industry consolidation will likely constrict lending over time and weigh on economic activity. This has an impact on the economy like that of the monetary policy tightening by the Federal Reserve, however the potential magnitude is still quite uncertain. Although the Federal Deposit Insurance Corporation, U.S. Treasury and Federal Reserve responded quickly to address the immediate risks, volatility across the entire rates market was and continues to be elevated from a historical perspective as narratives transform and positioning shifts.

After narrowing in January and February 2023, spreads for securitized residential debt sectors subsequently widened in March 2023 resulting in flat-to-tighter spreads during the first quarter as compared with the fourth quarter. Trends in credit spreads on credit risk transfer ("CRT") assets are generally utilized by market participants as a proxy for evaluating credit related assets given the observability of transactions. CRT tranches tightened up to 60 basis points, led by the subordinate bonds of the structures. In addition, senior and mezzanine Non-QM mortgage spreads were volatile but ended the quarter roughly unchanged from the end of the fourth quarter and legacy RMBS spreads were approximately 30 basis points tighter. However, RMBS spreads are still considerably wider than compared to the first quarter of 2022, particularly subordinate tranches which were wider by as much as 200 basis points.

During the first quarter of 2023, new RMBS issuance more than doubled to $15.9 billion from $7.1 billion in the fourth quarter of 2022, with issuances of CRT, Non-QM, and Jumbo contributing to the increase. On a year-over-year basis, however, issuance fell sharply from $54.6 billion in the first quarter 2022. Several factors have limited new-issue activity, including spreads that remain wide, higher mortgage rates, and overall muted housing activity. Various reports from bank research departments expect issuance to be between $60 to $110 billion for the full-year 2023, down from $127 billion in 2022 and $213 billion in 2021.

Negative monthly home price readings continue to persist since reaching a peak in June of 2022. The January 2023 S&P/CoreLogic Case-Shiller Index fell -0.55% on a non-seasonally adjusted basis. The reading marked the seventh consecutive month of falling prices, bringing national home prices around 5% lower from their peak. Home prices are expected to continue falling based on reduced affordability and increasing supply in certain areas, though overall supply continues to be constrained.

Mortgage rates ended the quarter at approximately 6.2%, down from the multi-decade high of 7.1% in October 2022, according to Freddie Mac. Housing activity modestly benefited from the decline in mortgage rates which dipped below 6% at times during the quarter. Existing home inventory increased in the second half of 2022 but has since stalled below 1 million for a third consecutive month in February. Furthermore, Realtor.com estimates new listings are 20% lower year-over year and are at the lowest level since 2017. While a shortage in home supply has supported national home prices, housing affordability remains at a record low, according to the National Association of Realtors. This is largely due to the rise in prevailing mortgage rates coupled with the rise in home prices.

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
◦"Non-Agency RMBS" refer to the retained tranches from unconsolidated securitizations of Non-Agency Loans and Re/Non-Performing Loans, as well as RMBS collateralized by Non-Agency Loans and Agency-Eligible Loans.
•"Real estate securities" refers to our Non-Agency RMBS and Agency RMBS, inclusive of TBAs.
•Our "GAAP Residential Investments" refer to our Residential Investments excluding investments held within affiliated entities.
•Our "GAAP Investment portfolio" includes our GAAP Residential Investments and Agency RMBS.

For a reconciliation of our Investment portfolio to our GAAP Investment portfolio, see the GAAP Investment Portfolio Reconciliation Table below.

Book value and Adjusted book value per share

The below table details book value and adjusted book value per common share. Per share amounts for book value are calculated using all outstanding common shares in accordance with GAAP as of quarter-end.

	March 31, 2023	December 31, 2022
Book value per common share	$11.85	$11.39
Net proceeds of preferred stock less liquidation preference of preferred stock per common share (1)	(0.37)	(0.36)
Adjusted book value per common share	$11.48	$11.03
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

Three Months Ended March 31, 2023 compared to the Three Months Ended March 31, 2022

The table below presents certain information from our consolidated statements of operations for the three months ended March 31, 2023 and 2022 (in thousands).

	Three Months Ended
	March 31, 2023	March 31, 2022	Increase/(Decrease)
Statement of Operations Data:
Net Interest Income
Interest income	$57,803	$33,417	$24,386
Interest expense	46,188	16,122	30,066
Total Net Interest Income	11,615	17,295	(5,680)

Other Income/(Loss)
Net interest component of interest rate swaps	1,020	(2,270)	3,290
Net realized gain/(loss)	100	8,783	(8,683)
Net unrealized gain/(loss)	8,717	(22,420)	31,137
Total Other Income/(Loss)	9,837	(15,907)	25,744

Expenses
Management fee to affiliate	2,075	1,962	113
Non-investment related expenses	2,820	2,674	146
Investment related expenses	2,326	2,021	305
Transaction related expenses	1,707	5,879	(4,172)
Total Expenses	8,928	12,536	(3,608)

Income/(loss) before equity in earnings/(loss) from affiliates	12,524	(11,148)	23,672

Equity in earnings/(loss) from affiliates	16	(2,054)	2,070
Net Income/(Loss)	12,540	(13,202)	25,742

Dividends on preferred stock	(4,586)	(4,586)	—

Net Income/(Loss) Available to Common Stockholders	$7,954	$(17,788)	$25,742

Interest income

Interest income is calculated using the effective interest method for our GAAP investment portfolio.

Interest income increased from March 31, 2022 to March 31, 2023 primarily due to an increase in the size of our portfolio resulting from purchases of Non-Agency Loans and Agency-Eligible Loans during the period. This was coupled with an increase in the weighted average yield. The following table presents a summary of the weighted average amortized cost of and the weighted average yield on our GAAP investment portfolio for the three months ended March 31, 2023 and 2022 ($ in millions).

	Three Months Ended
	March 31, 2023	March 31, 2022	Increase/(Decrease)
Weighted average amortized cost of our GAAP investment portfolio	$4,693	$3,360	$1,333
Weighted average yield on our GAAP investment portfolio	4.93%	3.98%	0.95%

Interest expense

Interest expense is calculated based on the actual financing rate and the outstanding financing balance, inclusive of our financing arrangements and securitized debt, on our GAAP investment portfolio.

Interest expense increased from March 31, 2022 to March 31, 2023 due to an increase in the amount of financing on our GAAP investment portfolio primarily resulting from the issuance of $3.0 billion of securitized debt in 2022 and $234.8 million of securitized debt in the first quarter of 2023. Additionally, there was an increase in the weighted average financing rate during the period resulting from increased interest rates. The following table presents a summary of the weighted average financing balance of and the weighted average financing rate on our GAAP investment portfolio for the three months ended March 31, 2023 and 2022 ($ in millions).

	Three Months Ended
	March 31, 2023	March 31, 2022	Increase/(Decrease)
Weighted average GAAP financing balance	$4,288	$3,060	$1,228
Weighted average financing rate on our GAAP investment portfolio	4.31%	2.11%	2.20%

Net interest component of interest rate swaps

Net interest component of interest rate swaps represents the net interest income received or expense paid on our interest rate swaps.

We recorded income on the net interest component of interest rate swaps during the three months ended March 31, 2023, compared with an expense for the three months ended March 31, 2022. The Company's swap portfolio was in a net receive position during the three months ended March 31, 2023 compared with being in a net pay position during the three months ended March 31, 2022, which resulted in interest earned during the three months ended March 31, 2023 compared with interest expensed during three months ended March 31, 2022. The following table presents a summary of our interest rate swap portfolio as of March 31, 2023 and 2022 ($ in millions).

	March 31, 2023	March 31, 2022	Increase/(Decrease)
Interest rate swap notional value	$468	$1,419	$(951)
Weighted average receive-variable rate	4.87%	0.30%	4.57%
Weighted average pay-fix rate	3.69%	1.27%	2.42%

Net realized gain/(loss)

The following table presents a summary of Net realized gain/(loss) for the three months ended March 31, 2023 and 2022 (in thousands). The realized gain during the three months ended March 31, 2023 was driven by unwinding pay-fix, receive-variable interest rate swaps which were previously held at unrealized gains as a result of rising interest rates. This was offset by realized losses on sales of residential mortgage loans.

	Three Months Ended
	March 31, 2023	March 31, 2022
Sales of residential mortgage loans and loans transferred to or sold from Other assets	$(9,902)	$(58)
Sales of real estate securities	—	(16,840)
Settlement of derivatives and other instruments	10,002	25,681
Total Net realized gain/(loss)	$100	$8,783

Net unrealized gain/(loss)

The following table presents a summary of net unrealized gain/(loss) for the three months ended March 31, 2023 and 2022 (in thousands). During the three months ended March 31, 2023, unrealized gains on residential mortgage loans and real estate securities and unrealized losses on securitized debt and derivatives were the result of lower interest rates during the period

	Three Months Ended
	March 31, 2023	March 31, 2022
Residential mortgage loans	$97,201	$(158,147)
Real estate securities	4,127	(11,425)
Securitized debt	(72,642)	97,235
Derivatives	(19,969)	49,917
Total Net unrealized gain/(loss)	$8,717	$(22,420)

Management fee to affiliate

Our management fee is based upon a percentage of our Stockholders’ Equity. See the "Contractual obligations" section of this Item 2 for further detail on the calculation of our management fee and for the definition of Stockholders’ Equity. Management fees increased from March 31, 2022 to March 31, 2023 primarily due to an increase in our Stockholder's Equity as calculated pursuant to our Management Agreement.

Non-investment related expenses

Non-investment related expenses is primarily comprised of professional fees, directors’ and officers’ ("D&O") insurance, directors’ compensation, and certain non-investment related expenses reimbursable to our Manager or its affiliates. We are required to reimburse our Manager or its affiliates for operating expenses incurred by our Manager or its affiliates on our behalf, including certain compensation expenses and other expenses relating to legal, accounting, and other services. Refer to the "Contractual obligations" section below for more detail on certain expenses reimbursable to our Manager or its affiliates. The following table presents a summary of our non-investment related expenses for the three months ended March 31, 2023 and 2022 (in thousands).

	Three Months Ended
	March 31, 2023	March 31, 2022
Affiliate reimbursement	$1,400	$1,405
Professional Fees	552	467
D&O insurance	272	327
Directors' compensation	176	168
Other	420	307
Total Non-investment related expenses	$2,820	$2,674

Investment related expenses

Investment related expenses is primarily comprised of servicing fees, asset management fees, and certain investment related expenses reimbursable to the Manager. We are required to reimburse our Manager or its affiliates for operating expenses incurred by our Manager or its affiliates on our behalf associated with our investment portfolio. The following table presents a summary of our investment related expenses for the three months ended March 31, 2023 and 2022 (in thousands).

	Three Months Ended
	March 31, 2023	March 31, 2022
Affiliate reimbursement	$102	$135
Servicing fees	1,050	1,007
Residential mortgage loan asset management fees	635	544
Trustee and bank fees	375	142
Other	164	193
Total Investment related expenses	$2,326	$2,021

Transaction related expenses

Transaction related expenses are expenses associated with purchasing and securitizing residential mortgage loans as well as certain other transaction and performance related fees associated with assets we invest in. These fees decreased from the three months ended March 31, 2022 to the three months ended March 31, 2023 primarily due to upfront expenses associated with securitizations. During the first quarter of 2022, the Company completed three securitizations as compared to one in the first quarter of 2023.

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

	Three Months Ended
	March 31, 2023	March 31, 2022
MATT Non-QM Securities	$1,625	$(889)
Land Related Financing	339	502
Re/Non-Performing Securities	192	3
AG Arc	(2,140)	(1,670)
Equity in earnings/(loss) from affiliates	$16	$(2,054)

The below table further disaggregates our "Equity in earnings/(loss) from affiliates" line item on our consolidated statements of operations (in thousands).

	Three Months Ended
	March 31, 2023	March 31, 2022
Interest income	$1,760	$1,449
Interest expense	264	292
Total Net Interest Income	1,496	1,157

Net realized gain/(loss)	—	(7)
Net unrealized gain/(loss)	794	(1,422)
Total Other Income/(Loss)	794	(1,429)

After-tax earnings/(loss) at AG Arc (1)	(2,315)	3,145
Net unrealized gain/(loss) on investment in AG Arc	175	(2,459)
Elimination of gains on loans sold to MITT (2)	—	(2,356)
Total AG Arc Earnings/(Loss)	(2,140)	(1,670)

Other operating expenses	134	112

Equity in earnings/(loss) from affiliates	$16	$(2,054)
(1)The earnings/(loss) at AG Arc during the three months ended March 31, 2023 were primarily the result of $(1.6) million of losses related to changes in the fair value of the MSR portfolio held by Arc Home, coupled with $(0.7) million of losses related to Arc Home's lending and servicing operations. The earnings/(loss) at AG Arc during the three months ended March 31, 2022 were primarily the result of $3.1 million related to changes in the fair value of the MSR portfolio held by Arc Home.
(2)The earnings recognized by AG Arc do not include our portion of gains recorded by Arc Home in connection with the sale of residential mortgage loans to us. Refer to Note 10 to the "Notes to Consolidated Financial Statements (unaudited)" for more information on this accounting policy.

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

The table below sets forth the net interest margin and leverage ratio on our investment portfolio as of March 31, 2023 and 2022 and a reconciliation to the net interest margin and leverage ratio on our GAAP investment portfolio.

March 31, 2023
Weighted Average	GAAP Investment Portfolio	Investments in Debt and Equity of Affiliates	Investment Portfolio (a)
Yield	5.00%	18.62%	5.16%
Cost of Funds (b)(c)	4.34%	5.24%	4.35%
Net Interest Margin	0.66%	13.38%	0.81%
Leverage Ratio (d)	8.9x	(e)	1.4x

March 31, 2022
Weighted Average	GAAP Investment Portfolio	Investments in Debt and Equity of Affiliates	Investment Portfolio (a)
Yield	4.09%	7.43%	4.15%
Cost of Funds (b)(c)	2.72%	3.21%	2.73%
Net Interest Margin	1.37%	4.22%	1.42%
Leverage Ratio (d)	5.8x	(e)	2.7x
(a)Excludes any net TBA positions.
(b)Includes cost of non-recourse financing arrangements.
(c)Cost of Funds includes the cost (interest expense) or benefit (interest income) from our interest rate hedges. The benefit of hedging as of March 31, 2023 was 0.13% and the cost of hedging as of March 31, 2022 was 0.42%.
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

A reconciliation of "Net Income/(loss) available to common stockholders" to EAD for the three months ended March 31, 2023 and 2022 is set forth below (in thousands, except per share data).

	Three Months Ended
	March 31, 2023	March 31, 2022
Net Income/(loss) available to common stockholders	$7,954	$(17,788)
Add (Deduct):
Net realized (gain)/loss	(100)	(8,783)
Net unrealized (gain)/loss	(8,717)	22,420
Transaction related expenses and deal related performance fees (1)	1,800	6,132
Equity in (earnings)/loss from affiliates	(16)	2,054
EAD from equity method investments (2)(3)	(339)	(2,550)
Dollar roll income/(loss)	—	(1,977)
Earnings available for distribution	$582	$(492)

Earnings available for distribution, per Diluted Share	$0.03	$(0.02)
(1)For the three months ended March 31, 2023 and 2022, total transaction related expenses and deal related performance fees included $1.7 million and $5.9 million, respectively, recorded within the "Transaction related expenses" line item and $0.1 million and $0.2 million, respectively, recorded within the "Interest expense" line item, which relates to the amortization of deferred financing costs.
(2)For the three months ended March 31, 2023 and 2022, $(0.6) million or $(0.03) per share and $4.4 million or $0.18 per share, respectively, of realized and unrealized changes in the fair value of Arc Home's net mortgage servicing rights and corresponding derivatives were excluded from EAD, net of deferred tax expense. Additionally, for the three months ended March 31, 2023 and 2022, $0.2 million or $0.01 per share and $(2.5) million or $(0.10) per share, respectively, of unrealized changes in the fair value of our investment in Arc Home were excluded from EAD.
(3)EAD recognized by AG Arc does not include our portion of gains recorded by Arc Home in connection with the sale of residential mortgage loans to us. For the three months ended March 31, 2023 we did not eliminate any intra-entity profits recognized by Arc Home as we did not purchase any loans from Arc during the quarter. For the three months ended March 31, 2022, we eliminated $2.4 million or $0.10 per share of intra-entity profits recognized by Arc Home, and also decreased the cost basis of the underlying loans we purchased by the same amount. Refer to Note 10 to the "Notes to Consolidated Financial Statements (unaudited)" for more information on this accounting policy.

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

The following table presents a summary of the allocated equity of our investment portfolio as of March 31, 2023 and December 31, 2022 ($ in thousands).

	Allocated Equity		Percent of Equity
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Residential Investments	$404,937	$454,411	87.7%	98.2%
Agency RMBS	56,976	8,389	12.3%	1.8%
Total	$461,913	$462,800	100.0%	100.0%

The following table presents a summary of our investment portfolio as of March 31, 2023 and December 31, 2022 and a reconciliation to our GAAP Investment Portfolio ($ in thousands).

	Fair Value		Percent of Investment Portfolio Fair Value		Leverage Ratio (a)
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Residential Investments	$4,185,478	$4,202,801	93.6%	99.5%	0.9x	1.3x
Agency RMBS	287,197	19,124	6.4%	0.5%	4.7x	1.7x
Total: Investment Portfolio	$4,472,675	$4,221,925	100.0%	100.0%	1.4x	1.3x
Investments in Debt and Equity of Affiliates	$50,180	$49,609	N/A	N/A	(b)	(b)
Total: GAAP Investment Portfolio	$4,422,495	$4,172,316	N/A	N/A	8.9x	8.4x
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

The following table presents a reconciliation of our Investment Portfolio to our GAAP Investment Portfolio as of March 31, 2023 and December 31, 2022 ($ in thousands).

	March 31, 2023							December 31, 2022
Instrument	Current Face	Amortized Cost	Unrealized Mark-to-Market	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Yield	Weighted Average Life (Years) (3)	Fair Value (1)
Residential Investments:
Residential Mortgage Loans
Securitized Non-Agency Loans (4)	$4,049,191	$4,101,841	$(405,098)	$3,696,743	4.81%	4.66%	9.78	$3,436,201
Securitized Re- and Non-Performing Loans	319,949	284,879	(12,852)	272,027	3.76%	6.57%	6.37	270,945
Non-Agency Loans	121,885	121,843	805	122,648	7.23%	6.86%	3.56	371,161
Agency-Eligible Loans	5,084	5,168	(265)	4,903	5.44%	5.01%	4.75	46,862
Re- and Non-Performing Loans	3,291	1,446	1,744	3,190	N/A	79.62%	1.90	3,428
Land Related Financing	10,814	10,814	—	10,814	14.50%	14.50%	0.33	10,688
Total Residential Mortgage Loans	4,510,214	4,525,991	(415,666)	4,110,325	4.82%	4.93%	9.34	4,139,285
Non-Agency RMBS
Non-Agency Securities (5)	45,452	35,766	(4,597)	31,169	3.78%	6.70%	12.18	19,537
MATT Non-QM Securities	343,784	31,632	(51)	31,581	1.01%	21.13%	3.68	31,067
Re/Non-Performing Securities	32,918	7,923	(138)	7,785	4.60%	14.13%	1.42	7,854
Non-Agency RMBS Interest Only (6)	105,786	2,753	1,865	4,618	0.38%	32.86%	4.29	5,058
Total Non-Agency RMBS	527,940	78,074	(2,921)	75,153	1.68%	15.14%	4.40	63,516
Total Residential Investments	5,038,154	4,604,065	(418,587)	4,185,478	4.62%	5.12%	8.82	4,202,801

Agency RMBS:
30 Year Fixed Rate	263,445	264,822	3,694	268,516	5.74%	5.62%	6.46	—
Interest Only	125,018	19,243	(562)	18,681	2.84%	7.95%	6.59	19,124
Total Agency RMBS	388,463	284,065	3,132	287,197	4.81%	5.77%	6.50	19,124

Total: Investment Portfolio	$5,426,617	$4,888,130	$(415,455)	$4,472,675	4.63%	5.16%	8.65	$4,221,925
Less: Investments in Debt and Equity of Affiliates
Residential Mortgage Loans	$10,814	$10,814	$—	$10,814	14.50%	14.50%	0.33	$10,688
Non-Agency RMBS	$376,702	$39,555	$(189)	$39,366	1.55%	19.75%	3.49	$38,921
Total: GAAP Investment Portfolio	$5,039,101	$4,837,761	$(415,266)	$4,422,495	4.75%	5.00%	8.86	$4,172,316
(1)Refer to Note 10 to the "Notes of the Consolidated Financial Statements (unaudited)" for more detail on what is included in our "Investments in debt and equity of affiliates" line item on our consolidated balance sheets. Our assets held through Investments in debt and equity of affiliates are included in the "Land Related Financing," "MATT Non-QM Securities," and "Re/Non-Performing Securities" line items above.
(2)Equity residuals with a zero coupon rate are excluded from this calculation.
(3)Weighted average life is based on projected life. Typically, actual maturities are shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.
(4)Securitized Non-Agency Loans include loans that were considered to be Agency-Eligible prior to our securitization.
(5)Includes Non-Agency Securities collateralized by Non-QM loans and Agency-Eligible loans.
(6)Includes Non-Agency RMBS Interest Only securities collateralized by Non-QM loans.

Residential mortgage loans

The following tables present certain information regarding credit quality for certain categories within our Residential mortgage loan portfolio ($ in thousands).

	March 31, 2023								December 31, 2022
	Unpaid Principal Balance		Weighted Average (1)(2)(3)		Aging by Unpaid Principal Balance (1)(2)
		Fair Value	Original LTV Ratio	Current FICO (4)	Current	30-59 Days	60-89 Days	90+ Days	Fair Value
Securitized Non-Agency Loans	$4,049,191	$3,696,743	68.57%	737	$3,978,280	$43,019	$11,220	$16,672	$3,436,201
Securitized Re- and Non-Performing Loans	319,949	272,027	79.67%	644	218,839	37,673	10,230	53,207	270,945
Non-Agency Loans	121,885	122,648	70.04%	724	118,670	—	1,130	2,085	371,161
Agency-Eligible Loans	5,084	4,903	73.70%	751	5,084	—	—	—	46,862
Re- and Non-Performing Loans (1)	3,291	3,190	N/A	N/A	N/A	N/A	N/A	N/A	3,428
Land Related Financing (2)	10,814	10,814	N/A	N/A	N/A	N/A	N/A	N/A	10,688
Total Residential mortgage loans	$4,510,214	$4,110,325	69.41%	730	$4,320,873	$80,692	$22,580	$71,964	$4,139,285
Less: Residential mortgage loans in Investments in Debt and Equity of Affiliates	10,814	10,814	N/A	N/A	N/A	N/A	N/A	N/A	10,688
Total GAAP Residential mortgage Loans	$4,499,400	$4,099,511	69.41%	730	$4,320,873	$80,692	$22,580	$71,964	$4,128,597
(1)Weighted average and aging data excludes residual positions where we consolidate a securitization and the positions are recorded on our balance sheet as Re- and Non-Performing Loans. There may be limited data available regarding the underlying collateral of the residual positions.
(2)Weighted average and aging data excludes Land Related Financing.
(3)Amounts are weighted based on unpaid principal balance.
(4)Weighted average current FICO excludes borrowers where FICO scores were not available. Data is as of February 28, 2023.

See Note 3 to the "Notes to Consolidated Financial Statements (unaudited)" for a breakout of geographic concentration of credit risk within loans we include in the "Securitized residential mortgage loans, at fair value" and "Residential mortgage loans, at fair value" line items on our consolidated balance sheets.

Securitized Non-Agency Loans

As noted above, our investment activities primarily include acquiring and securitizing newly-originated residential mortgage loans. These securitization trusts ("Non-Agency VIEs") are collateralized by Non-Agency and Agency-Eligible Loans.

In each securitization transaction, we transfer a pool of loans to a wholly-owned subsidiary and the loans are deposited into a newly created securitization trust. The securitization trust issues various classes of mortgage pass-through certificates backed by the cash flows from the underlying residential mortgage loans (the "Certificates"). When we sponsor a residential mortgage loan securitization, we are generally required to retain at least 5% of the fair value of the Certificates issued in the securitization ("Risk Retention Rules"). We can retain either an "eligible vertical interest" (which consists of at least 5% of each class of securities issued in the securitization), an "eligible horizontal residual interest" (which is the most subordinate class of securities with a fair value of at least 5% of the aggregate credit risk) or a combination of both totaling 5% (the "Required Credit Risk"). In order to comply with the Risk Retention Rules in each securitization transaction, we generally purchase the most subordinated classes of Certificates and the excess cash flow Certificates. We also purchase the Certificates entitled to excess servicing fees and may purchase other Certificates issued by the securitization trust, while typically selling the senior classes of Certificates to unrelated third parties.

If we are determined to be the primary beneficiary of these securitization transactions, we consolidate the respective VIE created to facilitate the transaction and record "Securitized residential mortgage loans" and "Securitized debt" on the consolidated balance sheets in accordance with U.S. GAAP. However, as noted above, our equity at risk represents certain Certificates from each securitization which we retain.

The following table summarizes our Securitized residential mortgage loans and Securitized debt, as well as the economic interest on retained Certificates related to our Non-Agency VIEs (in thousands).

	March 31, 2023		December 31, 2022
	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Securitized residential mortgage loans in Non-Agency VIEs	$4,049,191	$3,696,743	$3,841,265	$3,436,201
Securitized debt in Non-Agency VIEs	3,858,691	3,323,861	3,671,561	3,078,593
Retained Certificates from Non-Agency VIEs (1)(2)(3)		$372,882		$357,608

Retained interests in Non-Agency VIEs	Current Face	Fair Value	Current Face	Fair Value
Mezzanine Bonds	$23,348	$19,659	$17,382	$15,472
Subordinate Bonds	308,193	208,683	296,215	193,906
Interest Only / Excess Servicing Bonds (4)	8,401,138	144,540	8,049,995	148,230
Retained Certificates from Non-Agency VIEs (1)(2)(3)		$372,882		$357,608
Financing arrangements on retained Certificates from Non-Agency VIEs		192,964		197,937
Retained Certificates from Non-Agency VIEs, net of financing arrangements		$179,918		$159,671
(1)Maximum loss exposure from our involvement with VIEs pertains to the fair value of the Certificates retained from the VIEs. We have no obligation to provide any other explicit or implicit support to the securitization trusts.
(2)As of March 31, 2023 and December 31, 2022, our equity at risk included bonds with a fair value of $227.3 million and $215.1 million, respectively, held in order to comply with Risk Retention Rules. We are generally required to hold the Required Credit Risk until the later of (i) the fifth anniversary of the securitization closing date and (ii) the date on which the aggregate unpaid principal balance of the mortgage loans has been reduced to 25% of the aggregate unpaid principal balance of the mortgage loans as of the securitization closing date, but no longer than the seventh anniversary of the closing date.
(3)As of March 31, 2023 and December 31, 2022, a portion of our equity at risk included bonds exposed to the first loss of the securitization with a fair value of $82.0 million and $84.7 million, respectively.
(4)As the sponsor and depositor of each securitization, we may purchase all of the outstanding Certificates (an "Optional Redemption") following the earlier of (1) an applicable anniversary date (typically two or three years) of the respective securitization or (2) the date at which the unpaid principal balance of the applicable collateral has declined below a certain percentage (typically 10% to 30%) of the principal balance originally contributed to the securitization. As of March 31, 2023 and December 31, 2022, there were no securitizations which met the criteria for an Optional Redemption.

Non-Agency RMBS

The following table presents the fair value of our Non-Agency RMBS by credit rating as of March 31, 2023 and December 31, 2022 (in thousands).

Credit Rating - Non-Agency RMBS (1)	March 31, 2023	December 31, 2022
A	$4,238	$—
BBB	11,504	7,707
BB	9,766	8,096
B	13,487	12,814
Not Rated	36,158	34,899
Total: Non-Agency RMBS	$75,153	$63,516
Less: Investments in Debt and Equity of Affiliates	$39,366	$38,921
Total: GAAP Basis	$35,787	$24,595
(1)Represents the minimum rating for rated assets of S&P, Moody, Morningstar, and Fitch credit ratings, stated in terms of the S&P equivalent.

The following table presents the geographic concentration of the underlying collateral for our Non-Agency RMBS portfolio ($ in thousands).

March 31, 2023			December 31, 2022
State	Fair Value	Percentage	State	Fair Value	Percentage
California	$35,339	47.0%	California	$29,972	47.2%
New York	10,604	14.1%	New York	9,733	15.3%
Florida	4,751	6.3%	Florida	3,955	6.2%
Texas	2,786	3.7%	Texas	2,248	3.5%
New Jersey	2,339	3.1%	New Jersey	1,912	3.0%
Other	19,334	25.8%	Other	15,696	24.8%
Total	$75,153	100.0%	Total	$63,516	100.0%

Agency RMBS

Although our investment activities primarily include acquiring and securitizing newly-originated residential mortgage loans, from time to time we invest excess liquidity into Agency RMBS. The following table presents the fair value and the Constant Prepayment Rate ("CPR") experienced on our GAAP Agency RMBS portfolio for the periods presented ($ in thousands).

	Fair Value		CPR (1)
Agency RMBS	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
30 Year Fixed Rate	$268,516	$—	0.6%	—%
Interest Only	18,681	19,124	4.7%	11.0%
Total/Weighted Average	$287,197	$19,124	1.3%	11.0%
(1)Represents the weighted average monthly CPRs published during the period for our in-place portfolio.

Financing activities

We use leverage to finance the purchase of our investment portfolio. Our leverage has primarily been in the form of repurchase agreements and similar financing arrangements (which we refer to collectively as financing arrangements), and securitized debt.

Repurchase agreements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a "haircut." The size of the haircut reflects the perceived risk associated with the pledged asset. Haircuts may change as our financing arrangements mature or roll and are sensitive to governmental regulations. Interest rates for our financing arrangements are determined based on prevailing rates (typically a spread over a base rate) corresponding to the terms of the borrowings, and interest is paid on a monthly basis or, for shorter term arrangements, at the end of the term. Repurchase agreements typically have a term of up to one year for loans and a term of 30 to 90 days for securities. Repurchase agreements are generally mark-to-market with respect to margin calls and recourse to us. We had outstanding financing arrangements with six counterparties as of March 31, 2023 and December 31, 2022.

Our financing arrangements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each financing arrangement, typical supplemental terms include requirements of minimum equity and liquidity, leverage ratios, and performance triggers. In addition, some of the financing arrangements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that we fail to comply with the covenants contained in these financing arrangements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the associated agreement. As of March 31, 2023, we are in compliance with all of our financial covenants.

We also use securitized debt to finance our loan portfolio. Securitized debt is generally non-mark-to-market with respect to margin calls and non-recourse to us.

Recourse and non-recourse financing

The below table provides detail on the breakout between recourse and non-recourse financing as of March 31, 2023 and December 31, 2022 (in thousands).

	March 31, 2023	December 31, 2022
Recourse financing - Financing arrangements, including those in Investments in Debt and Equity of Affiliates	$632,979	$625,593
Non-recourse financing - Securitized debt, at fair value	3,505,529	3,262,352
Non-recourse financing - Financing arrangements included in Investments in Debt and Equity of Affiliates	15,210	16,409
Total Financing	4,153,718	3,904,354

Less:
Recourse financing - Financing arrangements included in Investments in Debt and Equity of Affiliates	3,521	4,406
Non-recourse financing - Financing arrangements included in Investments in Debt and Equity of Affiliates	15,210	16,409
Total Financing in Investments in Debt and Equity of Affiliates	18,731	20,815

Total Financing: GAAP Basis	$4,134,987	$3,883,539

Leverage

We use leverage to increase potential returns to our stockholders and to fund the acquisition of our investment portfolio. Our financing strategy is designed to increase the size of our investment portfolio by borrowing against the fair value of the assets in our portfolio. When acquiring residential mortgage loans and other assets, we finance our investments using repurchase agreements or similar financing arrangements, which we refer to collectively as "financing arrangements." Upon accumulating a targeted amount of residential mortgage loans, we finance these assets utilizing long-term, non-recourse, non-mark-to-market securitizations as market conditions permit. Financing arrangements are generally recourse to the Company whereas securitized debt used to finance our Residential Mortgage Loan VIEs is generally non-recourse to the Company. In addition to disclosing GAAP leverage, we also disclose Economic Leverage, which excludes non-recourse financing. Management believes that this non-GAAP measure, when considered with our GAAP financial statements, provides supplemental information useful for investors to help evaluate our use of leverage and the related risk associated with our leverage profile. Our presentation of Economic Leverage may not be comparable to similarly-titled measures of other companies, who may use different calculations. This non-GAAP measure should not be considered a substitute for, or superior to, GAAP leverage calculated in accordance with GAAP. Our GAAP financial results and the reconciliations from these results should be carefully evaluated.

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

March 31, 2023	Leverage	Stockholders’ Equity	Leverage Ratio
GAAP Securitized debt, at fair value	$3,505,529
GAAP Financing arrangements	629,458
Restricted cash posted on Financing arrangements	(1,081)
GAAP Leverage	$4,133,906	$461,913	8.9x
Financing arrangements through affiliated entities	18,731
Non-recourse financing arrangements (1)	(3,520,739)
Net TBA (receivable)/payable adjustment	244
Economic Leverage	$632,142	$461,913	1.4x
(1) Non-recourse financing arrangements include securitized debt and other non-recourse financing held within MATT.

December 31, 2022	Leverage	Stockholders’ Equity	Leverage Ratio
GAAP Securitized debt, at fair value	$3,262,352
GAAP Financing arrangements	621,187
Restricted cash posted on Financing arrangements	(3,357)
GAAP Leverage	$3,880,182	$462,800	8.4x
Financing arrangements through affiliated entities	20,790
Non-recourse financing arrangements (1)	(3,278,761)
Net TBA receivable/(payable) adjustment	(39,206)
Economic Leverage	$583,005	$462,800	1.3x
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

As described above, our distribution requirements are based on taxable income rather than GAAP net income. Differences between taxable income and GAAP net income include (i) unrealized gains and losses associated with investment and derivative portfolios which are marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized or settled, (ii) temporary differences related to amortization of premiums and discounts paid on investments, (iii) the timing and amount of deductions related to stock-based compensation, (iv) temporary differences related to the recognition of realized gains and losses on sold investments and certain terminated derivatives, (v) taxes, (vi) methods of depreciation and (vii) differences between GAAP income or losses in our TRSs’ and taxable income resulting from dividend distributions to the

REIT from our TRSs'. Undistributed taxable income is based on current estimates and is not finalized until we file our annual tax return for that tax year, typically in October of the following year. We did not have any undistributed taxable income as of March 31, 2023.

The following table details our common stock dividends declared during the three months ended March 31, 2023 and 2022.

Three Months Ended March 31, 2023				Three Months Ended March 31, 2022
Declaration Date	Record Date	Payment Date	Cash Dividend Per Share	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
3/15/2023	3/31/2023	4/28/2023	$0.18	3/18/2022	3/31/2022	4/29/2022	$0.21

The following tables detail the dividends declared and paid on our 8.25% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock"), 8.00% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock"), and 8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock ("Series C Preferred Stock") (collectively, "preferred stock") during the three months ended March 31, 2023 and 2022.

2023			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	8.25% Series A	8.00% Series B	8.000% Series C
2/16/2023	2/28/2023	3/17/2023	$0.51563	$0.50	$0.50

2022			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	8.25% Series A	8.00% Series B	8.000% Series C
2/18/2022	2/28/2022	3/17/2022	$0.51563	$0.50	$0.50

Liquidity and capital resources

Our liquidity determines our ability to meet our cash obligations, including distributions to our stockholders, payment of our expenses, financing our investments and satisfying other general business needs.

Our principal sources of cash consist of borrowings under financing arrangements, principal and interest payments we receive on our investment portfolio, cash generated from our operating results, and proceeds from capital market transactions. We typically use cash to repay principal and interest on our financing arrangements, to purchase loans, real estate securities, and other real estate related assets, to make dividend payments on our capital stock, to repurchase our capital stock, and to fund our operations. We may also generate liquidity when restricted cash that was pledged as collateral for clearing and executing trades, derivatives, and financing arrangements becomes unrestricted when the related collateral requirements are exceeded or at the maturity of the derivative or financing arrangement. Refer to "—Margin requirements" below discussing instances where we may use liquidity to meet margin requirements. At March 31, 2023, we had $87.9 million of liquidity, all of which was cash and cash equivalents. Refer to the "Contractual obligations" section of this Item 2 for additional obligations that could impact our liquidity.

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

Cash flows

The below details changes to our cash, cash equivalents, and restricted cash for the three months ended March 31, 2023 and 2022 ($ in thousands).

	Three Months Ended
	March 31, 2023	March 31, 2022	Change
Cash and cash equivalents and restricted cash, Beginning of Period	$98,803	$100,229	$(1,426)

Net cash provided by (used in) operating activities (1)	6,529	4,528	2,001
Net cash provided by (used in) investing activities (2)	(157,222)	(624,197)	466,975
Net cash provided by (used in) financing activities (3)	154,312	615,611	(461,299)

Net change in cash and cash equivalents and restricted cash	3,619	(4,058)	7,677
Cash and cash equivalents and restricted cash, End of Period	$102,422	$96,171	$6,251
(1)Cash provided by operating activities is primarily attributable to net interest income less operating expenses for the three months ended March 31, 2023.
(2)Cash used in investing activities for the three months ended March 31, 2023 was primarily attributable to purchases of investments and the settlement of derivatives, offset by sales of investments and principal repayments on investments.
(3)Cash provided by financing activities for the three months ended March 31, 2023 was primarily attributable to the issuance of securitized debt and net borrowings under financing arrangements, offset by principal repayments on securitized debt, dividend payments, and common share repurchases.

Stock repurchase programs

On November 3, 2015, our Board of Directors authorized a stock repurchase program (the "2015 Repurchase Program") to repurchase up to $25.0 million of our outstanding common stock. As of June 30, 2022, the $25.0 million maximum repurchase amount authorized under the 2015 Repurchase Program was fully utilized.

On August 3, 2022, our Board of Directors authorized the 2022 Repurchase Program to repurchase up to $15.0 million of our outstanding common stock on substantially the same terms as the 2015 Repurchase Program. The 2022 Repurchase Program does not have an expiration date and permits us to repurchase our shares through various methods, including open market repurchases, privately negotiated block transactions and Rule 10b5-1 plans. We may repurchase shares of our common stock from time to time in compliance with SEC regulations and other legal requirements. The extent to which we repurchase our shares, and the timing, manner, price, and amount of any such repurchases, will depend upon a variety of factors including market conditions and other corporate considerations as determined by management, as well as the limits of the 2022 Repurchase Program and our liquidity and business strategy. The 2022 Repurchase Program does not obligate us to acquire any particular amount of shares and may be modified or discontinued at any time. As of the date of this filing, approximately $1.7 million of common stock remained authorized for future share repurchases under the 2022 Repurchase Program. See Note 11 and 13 in the "Notes to Consolidated Financial Statements (unaudited)" for additional details on the shares repurchased under the 2022 Repurchase Program during the three months ended March 31, 2023 and subsequent to quarter end.

On May 4, 2023, our Board of Directors authorized the 2023 Repurchase Program to repurchase up to $15 million of our outstanding common stock on substantially the same terms as the 2022 Repurchase Program. As of the date of this filing, the full $15 million authorized amount remains available for repurchase under the 2023 Repurchase Program. This authorization is in addition to the amount remaining under the 2022 Repurchase Program.

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

Equity distribution agreements

On May 5, 2017, we entered into an equity distribution agreement with each of Credit Suisse Securities (USA) LLC and JMP Securities LLC (collectively, the "Sales Agents"), which we refer to as the "Equity Distribution Agreements," pursuant to which we may sell up to $100.0 million aggregate offering price of shares of our common stock from time to time through the Sales Agents, under the Securities Act of 1933. For the three months ended March 31, 2023 and 2022, we did not issue any shares of common stock under the Equity Distribution Agreements. Since inception of the program, we have issued approximately 2.2 million shares of common stock under the Equity Distribution Agreements for gross proceeds of $48.3 million.

Forward-looking statements regarding liquidity

Based upon our current portfolio, leverage and available borrowing arrangements, we believe the net proceeds of our common equity offerings, preferred equity offerings, and private placements, combined with cash flow from operating activities, financing activities, and our available borrowing capacity will be sufficient to enable us to meet our anticipated liquidity requirements, including funding our investment activities, paying fees under our management agreement, funding our distributions to stockholders and paying general corporate expenses.

Contractual obligations

Management agreement

The management agreement, as amended, provides for payment to the Manager of a management fee, an incentive fee, and reimbursements of certain expenses incurred by the Manager or its affiliates on behalf of us.

Management fee

The management fee is calculated and payable quarterly in arrears in an amount equal to 1.50% of our Stockholders’ Equity, per annum. For purposes of calculating the management fee, "Stockholders’ Equity" means the sum of the net proceeds from any issuances of equity securities (including preferred securities) since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance, and excluding any future equity issuance to the Manager), plus our retained earnings at the end of such quarter (without taking into account any non-cash equity compensation expense or other non-cash items described below incurred in current or prior periods), less any amount that we pay for repurchases of our common stock, excluding any unrealized gains, losses or other non-cash items that have impacted stockholders’ equity as reported in our financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP, and certain other non-cash charges after discussions between the Manager and our independent directors and after approval by a majority of our independent directors. Stockholders’ Equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders’ equity shown on our financial statements. The below table details the management fees incurred during the three months ended March 31, 2023 and 2022 (in thousands).

	Three Months Ended
Consolidated statements of operations line item:	March 31, 2023	March 31, 2022
Management fee to affiliate	$2,075	$1,962

As of March 31, 2023 and December 31, 2022, we have recorded management fees payable of $2.1 million and $2.1 million, respectively. The management fee payable is included within the "Due to affiliates" item within the "Other liabilities" line item on the consolidated balance sheets.

Incentive fee

In connection with our common stock offering in November 2021, including the Manager's purchase of 700,000 shares in the offering, on November 22, 2021, we and the Manager executed an amendment (the "Third Amendment") to the management agreement, pursuant to which we will pay the Manager an annual incentive fee in addition to the base management fee. Pursuant to the Third Amendment, the Manager waived the annual incentive fee with respect to the fiscal years ending December 31, 2021 and December 31, 2022, and the annual incentive fee will first be payable with respect to the fiscal year ending December 31, 2023. During the three months ended March 31, 2023, we did not incur any incentive fee expense.

The annual incentive fee with respect to each applicable fiscal year will be equal to 15% of the amount by which our cumulative adjusted net income from the date of the Third Amendment exceeds the cumulative hurdle amount, which represents an 8% return (cumulative, but not compounding) on an equity hurdle base consisting of the sum of (i) $341.5 million and (ii) the gross proceeds of any subsequent public or private common stock offerings by us. The annual incentive fee will be payable in cash, or, at the option of our Board of Directors, shares of our common stock or a combination of cash and shares.

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

The below table details the expense reimbursement incurred during the three months ended March 31, 2023 and 2022 (in thousands).

	Three Months Ended
Consolidated statements of operations line item:	March 31, 2023	March 31, 2022
Non-investment related expenses	$1,400	$1,405
Investment related expenses	102	135
Transaction related expenses	63	971
Expense reimbursements to Manager or its affiliates	$1,565	$2,511

As of March 31, 2023 and December 31, 2022, we recorded a reimbursement payable to our Manager or its affiliates of $1.4 million and $1.3 million, respectively The reimbursement payable to the Manager or its affiliates is included within the "Due to affiliates" item within the "Other liabilities" line item on the consolidated balance sheets.

Share-based compensation

The AG Mortgage Investment Trust, Inc. 2020 Equity Incentive Plan, which became effective on April 15, 2020 following the approval of our stockholders at our 2020 annual meeting of stockholders, provides for a maximum of 666,666 shares of common stock that may be issued under the plan. The maximum number of shares of common stock granted during a single fiscal year to any non-employee director, taken together with any cash fees paid to such non-employee director during any fiscal year, shall not exceed $300,000 in total value (calculating the value of any such awards based on the grant date fair value). As of March 31, 2023, 535,530 shares of common stock were available to be awarded under the 2020 Equity Incentive Plan.

Since inception of the 2020 Equity Incentive Plan and through March 31, 2023, we have granted an aggregate of 131,136 shares of restricted common stock to our independent directors under our 2020 Equity Incentive Plan, all of which have vested.

The AG Mortgage Investment Trust, Inc. 2021 Manager Equity Incentive Plan (the "2021 Manager Plan"), which became effective on April 7, 2021 following the approval of our stockholders at our 2021 annual meeting of stockholders, provides for a maximum of 573,425 shares of common stock that may be subject to awards thereunder to our Manager. As of March 31, 2023, there were no shares or awards issued under the 2021 Manager Plan. Following the execution of the Third Amendment to our management agreement in November 2021 related to the incentive fee, our compensation committee no longer expects to continue its historical practice of making periodic equity grants to the Manager pursuant to the 2021 Manager Equity Incentive Plan.

Unfunded commitments

See Note 12 of the "Notes to Consolidated Financial Statements (unaudited)" for detail on our commitments as of March 31, 2023.

Off-balance sheet arrangements

Our investments in debt and equity of affiliates primarily consist of real estate securities and our interest in AG Arc. Investments in debt and equity of affiliates are accounted for using the equity method of accounting. Certain of our investments in debt and equity of affiliates securitize residential mortgage loans and retain interests in the subordinated tranches of the transferred assets. These retained interests are included in the MATT Non-QM Securities and Re/Non-Performing Securities line items of our investment portfolio. See Notes 2 and 10 to the "Notes to Consolidated Financial Statements (unaudited)" for a discussion of investments in debt and equity of affiliates.

We record TBA purchases and sales on the trade date and present the purchase or receipt net of the corresponding payable or receivable until the settlement date of the transaction. Refer to Note 7 to the "Notes to Consolidated Financial Statements (unaudited)" for additional detail on TBAs as of March 31, 2023, if applicable.

For additional information on our commitments as of March 31, 2023, refer to Note 12 of the "Notes to Consolidated Financial Statements (unaudited)." We do not expect these commitments, taken as a whole, to be significant to, or to have a material impact on, our overall liquidity or capital resources or our operations.

Critical accounting policies and estimates

We prepare our consolidated financial statements in conformity with GAAP, which requires the use of estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of income and expenses during the reporting period. These estimates are based, in part, on our judgment and assumptions regarding various economic conditions that we believe are reasonable based on facts and circumstances existing at the time of reporting. We believe that the estimates, judgments and assumptions utilized in the preparation of our consolidated financial statements are prudent and reasonable. Although our estimates contemplate conditions as of March 31, 2023 and how we expect them to change in the future, it is reasonably possible that actual conditions could be different than anticipated in arriving at those estimates, which could materially affect reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the periods presented.

Our most critical accounting policies include (i) Valuation of financial instruments, (ii) Accounting for loans, (iii) Accounting for real estate securities, (iv) Interest income recognition, (v) Financing arrangements, and (vi) Investment consolidation. Our critical accounting estimates are those which require assumptions to be made about matters that are highly uncertain and include (i), (iv), and (vi) above. A discussion of critical accounting policies and estimates is included in our Form 10-K. Our critical accounting policies and estimates have not materially changed since December 31, 2022.

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

The following chart details information about our duration gap as of March 31, 2023.

Duration (1)(2)	Years
Agency RMBS	0.55
Residential Investments (3)	5.03
Hedges	(1.77)
Duration Gap	3.81
(1)Duration related to financing arrangements is netted within its respective line items.
(2)Duration does not include our investment in AG Arc LLC.
(3)Residential Investments are inclusive of forward purchase commitments to acquire Non-Agency Loans and Agency-Eligible Loans as of March 31, 2023.

The following table quantifies the estimated percent change in GAAP equity, the fair value of our assets, and projected net interest income should interest rates go up or down instantaneously by 25, 50, and 75 basis points, assuming (i) the yield curves of the rate shocks will be parallel to each other and the current yield curve and (ii) all other market risk factors remain constant. These estimates were compiled using a combination of third-party services and models, market data and internal models. All changes in equity, assets, and income are measured as percentage changes from the GAAP equity, assets, and projected net interest income from our base interest rate scenario. The base interest rate scenario assumes spot and forward interest rates existing as of March 31, 2023. Actual results could differ materially from these estimates.

Agency RMBS and Agency-Eligible Loan assumptions attempt to predict default and prepayment activity at projected interest rate levels. To the extent that these estimates or other assumptions do not hold true, actual results will likely differ materially from projections and could result in percentage changes larger or smaller than the estimates in the table below. Moreover, if different models were employed in the analysis, materially different projections could result. In addition, while the table below reflects the estimated impact of interest rate increases and decreases on a static portfolio as of March 31, 2023 our Manager may from time to time sell any of our investments as a part of the overall management of our investment portfolio.

Change in Interest Rates (basis points) (1)(2)	Change in Fair Value as a Percentage of GAAP Equity (3)	Change in Fair Value as a Percentage of Assets (3)	Percentage Change in Projected Net Interest Income (4)
75	(6.4)%	(0.6)%	(0.9)%
50	(4.3)%	(0.4)%	(0.5)%
25	(2.2)%	(0.2)%	(0.2)%
(25)	2.2%	0.2%	0.2%
(50)	4.4%	0.4%	0.3%
(75)	6.7%	0.7%	0.3%
(1)Includes investments held through affiliated entities that are reported as "Investments in debt and equity of affiliates" on our consolidated balance sheet, but excludes AG Arc.
(2)Does not include cash investments, which typically have overnight maturities and are not expected to change in value as interest rates change.
(3)Changes in fair value as a percentage of GAAP equity and assets are inclusive of forward purchase commitments to acquire Non-Agency Loans and Agency-Eligible Loans as of March 31, 2023.
(4)Interest income includes trades settled as of March 31, 2023.

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

Real estate value risk

Residential property values are subject to volatility and may be affected adversely by a number of factors outside of our control, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as an oversupply of housing); natural disasters, the effects of climate change (including flooding, drought, and severe weather) and other natural events; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. Decreases in property values could cause us to suffer losses and reduce the value of the collateral underlying our investment portfolio as well as the potential sale proceeds available to repay our loans in the event of a default. In addition, substantial decreases in property values can increase the rate of strategic defaults by residential mortgage borrowers which can impact and create significant uncertainty in the recovery of principal and interest on our investments.

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2023. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Refer to the risks identified under the caption "Risk Factors", in our Annual Report on Form 10-K for the year ended December 31, 2022 and our subsequent filings, which are available on the Securities and Exchange Commission’s website at www.sec.gov, and in the "Forward-Looking Statements" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" sections herein.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 3, 2022, the Company’s Board of Directors authorized the 2022 Repurchase Program to repurchase up to $15.0 million of the Company's outstanding common stock. The Board's authorization does not have an expiration date. The following table presents information related to our purchases of our common stock pursuant to the 2022 Repurchase Program during the three months ended March 31, 2023:

Period(1)	Total Number of Shares Purchased	Weighted Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value that May Yet Be Purchased Under the Program(2)
Three Months Ended March 31, 2023
January 1, 2023 to January 31, 2023	91,173	$5.66	91,173	$7,300,982
February 1, 2023 to February 28, 2023	85,438	6.26	85,438	6,766,462
March 1, 2023 to March 31, 2023	746,650	5.62	746,650	2,569,940
Total	923,261	$5.68	923,261	$2,569,940
(1)Based on trade date.
(2)Includes brokerage commissions and clearing fees.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION.

Submission of Matters to a Vote of Security Holders - Results of 2023 Annual Meeting of Stockholders

On May 4, 2023, the Company held its 2023 annual meeting of stockholders, where the Company’s stockholders voted on the following matters which were set forth in the notice for the meeting:

1.	Election of six directors to the Company's board of directors, with each director serving until the Company's 2024 annual meeting of stockholders and until his or her successor is duly elected and qualified;
2.	Ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent registered public accounting firm for the year ending December 31, 2023; and
3.	Approval, on an advisory basis, of the Company's executive compensation.
Each of the six nominees was elected, the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm was ratified, and the executive compensation was approved on an advisory basis. The vote tabulation for each proposal is as follows:

1.	Election of Directors:

Director	Votes For	Votes Withheld	Broker Non-Votes
Debra Hess	7,671,140	231,183	5,954,515
T.J. Durkin	7,730,673	171,650	5,954,515
Dianne Hurley	7,716,993	185,330	5,954,515
Matthew Jozoff	7,728,679	173,644	5,954,515
Peter Linneman	7,619,888	282,435	5,954,515
Nicholas Smith	7,652,912	249,411	5,954,515

2.	Ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2023:

Votes For	Votes Against	Abstentions	Broker Non-Votes
13,550,428	187,614	118,796	—

3.	Approval, on an advisory basis, of the Company's executive compensation:

Votes For	Votes Against	Abstentions	Broker Non-Votes
7,541,392	266,700	94,231	5,954,515

ITEM 6.	EXHIBITS.

Exhibit No.	Description
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

3.3
Amended and Restated Bylaws of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 3.3 of the Company's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 8, 2022.

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

AG MORTGAGE INVESTMENT TRUST, INC.

May 5, 2023	By:	/s/ THOMAS J. DURKIN
Thomas J. Durkin
Chief Executive Officer and President (principal executive officer)

May 5, 2023	By:	/s/ ANTHONY W. ROSSIELLO
Anthony W. Rossiello
Chief Financial Officer (principal financial officer and principal accounting officer)