Form 10-Q
period 2023-06-30
AG Mortgage Investment Trust, Inc.
filed 2023-08-09
CIK 1514281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________

FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Yes   ☐     No   ☒

As of August 3, 2023, there were 20,219,246 outstanding shares of common stock of AG Mortgage Investment Trust, Inc.

AG MORTGAGE INVESTMENT TRUST, INC.

PART I

ITEM 1. FINANCIAL STATEMENTS

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands, except per share data)

	June 30, 2023	December 31, 2022
Assets
Securitized residential mortgage loans, at fair value - $421,534 and $423,967 pledged as collateral, respectively (1)	$3,792,256	$3,707,146
Securitized residential mortgage loans held for sale, at fair value - $17,188 and $0 pledged as collateral, respectively (1)	69,034	—
Residential mortgage loans, at fair value - $169,910 and $353,039 pledged as collateral, respectively	174,156	356,467
Residential mortgage loans held for sale, at fair value - $68,920 and $64,984 pledged as collateral, respectively	68,920	64,984
Real estate securities, at fair value - $314,484 and $41,653 pledged as collateral, respectively	314,484	43,719
Investments in debt and equity of affiliates	68,150	71,064
Cash and cash equivalents	80,308	84,621
Restricted cash	25,056	14,182
Other assets	25,228	27,595
Total Assets	$4,617,592	$4,369,778

Liabilities
Securitized debt, at fair value (1)	$3,402,060	$3,262,352
Financing arrangements	727,011	621,187
Dividend payable	3,637	3,846
Other liabilities (2)	24,159	19,593
Total Liabilities	4,156,867	3,906,978
Commitments and Contingencies (Note 12)
Stockholders’ Equity
Preferred stock - $227,991 aggregate liquidation preference	220,472	220,472
Common stock, par value $0.01 per share; 450,000 shares of common stock authorized and 20,205 and 21,284 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	202	212
Additional paid-in capital	772,438	778,606
Retained earnings/(deficit)	(532,387)	(536,490)
Total Stockholders’ Equity	460,725	462,800

Total Liabilities & Stockholders’ Equity	$4,617,592	$4,369,778
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

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net Interest Income
Interest income	$60,788	$39,410	$118,591	$72,827
Interest expense	49,429	23,173	95,617	39,295
Total Net Interest Income	11,359	16,237	22,974	33,532

Other Income/(Loss)
Net interest component of interest rate swaps	1,784	(2,583)	2,804	(4,853)
Net realized gain/(loss)	1,944	308	2,044	9,091
Net unrealized gain/(loss)	(206)	(46,351)	8,511	(68,771)
Total Other Income/(Loss)	3,522	(48,626)	13,359	(64,533)

Expenses
Management fee to affiliate (1)	2,061	1,958	4,136	3,920
Non-investment related expenses (1)	2,574	2,535	5,394	5,209
Investment related expenses (1)	2,232	2,300	4,558	4,321
Transaction related expenses (1)	396	3,735	2,103	9,614
Total Expenses	7,263	10,528	16,191	23,064

Income/(loss) before equity in earnings/(loss) from affiliates	7,618	(42,917)	20,142	(54,065)

Equity in earnings/(loss) from affiliates	438	(5,806)	454	(7,860)
Net Income/(Loss)	8,056	(48,723)	20,596	(61,925)

Dividends on preferred stock	(4,586)	(4,586)	(9,172)	(9,172)

Net Income/(Loss) Available to Common Stockholders	$3,470	$(53,309)	$11,424	$(71,097)

Earnings/(Loss) Per Share of Common Stock
Basic	$0.17	$(2.27)	$0.55	$(3.00)
Diluted	$0.17	$(2.27)	$0.55	$(3.00)

Weighted Average Number of Shares of Common Stock Outstanding
Basic	20,249	23,457	20,655	23,685
Diluted	20,249	23,457	20,655	23,685
(1)Refer to Note 10 for additional details on related party transactions.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands)

For the Three Months Ended June 30, 2023 and June 30, 2022
	Common Stock		Preferred Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)
	Shares	Amount				Total
Balance at April 1, 2023	20,377	$204	$220,472	$773,457	$(532,220)	$461,913
Repurchase of common stock	(187)	(2)	—	(1,106)	—	(1,108)
Grant of restricted stock	15	—	—	87	—	87
Common dividends declared	—	—	—	—	(3,637)	(3,637)
Preferred dividends declared	—	—	—	—	(4,586)	(4,586)
Net Income/(Loss)	—	—	—	—	8,056	8,056
Balance at June 30, 2023	20,205	$202	$220,472	$772,438	$(532,387)	$460,725

	Common Stock		Preferred Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)
	Shares	Amount				Total
Balance at April 1, 2022	23,915	$239	$220,472	$796,549	$(469,610)	$547,650
Repurchase of common stock	(1,434)	(14)	—	(11,019)	—	(11,033)
Grant of restricted stock	9	—	—	80	—	80
Common dividends declared	—	—	—	—	(4,723)	(4,723)
Preferred dividends declared	—	—	—	—	(4,586)	(4,586)
Net Income/(Loss)	—	—	—	—	(48,723)	(48,723)
Balance at June 30, 2022	22,490	$225	$220,472	$785,610	$(527,642)	$478,665

For the Six Months Ended June 30, 2023 and June 30, 2022
	Common Stock		Preferred Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)
	Shares	Amount				Total
Balance at January 1, 2023	21,284	$212	$220,472	$778,606	$(536,490)	$462,800
Repurchase of common stock	(1,110)	(11)	—	(6,341)	—	(6,352)
Grant of restricted stock	31	1	—	173	—	174
Common dividends declared	—	—	—	—	(7,321)	(7,321)
Preferred dividends declared	—	—	—	—	(9,172)	(9,172)
Net Income/(Loss)	—	—	—	—	20,596	20,596
Balance at June 30, 2023	20,205	$202	$220,472	$772,438	$(532,387)	$460,725

	Common Stock		Preferred Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)
	Shares	Amount				Total
Balance at January 1, 2022	23,908	$239	$220,472	$796,469	$(446,800)	$570,380
Repurchase of common stock	(1,434)	(14)	—	(11,019)	—	(11,033)
Grant of restricted stock	16	—	—	160	—	160
Common dividends declared	—	—	—	—	(9,745)	(9,745)
Preferred dividends declared	—	—	—	—	(9,172)	(9,172)
Net Income/(Loss)	—	—	—	—	(61,925)	(61,925)
Balance at June 30, 2022	22,490	$225	$220,472	$785,610	$(527,642)	$478,665

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended
	June 30, 2023	June 30, 2022
Cash Flows from Operating Activities
Net income/(loss)	$20,596	$(61,925)
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Net amortization of premium/(discount)	4,158	3,218
Net realized (gain)/loss	(2,044)	(9,091)
Net unrealized (gain)/loss	(8,511)	68,771
Equity based compensation expense	174	160
Equity in (earnings)/loss from affiliates	(454)	7,860
Distributions of income from investments in debt and equity of affiliates	741	972
Change in operating assets/liabilities:
Other assets	(1,804)	(2,747)
Other liabilities	2,237	5,680
Net cash provided by (used in) operating activities	15,093	12,898

Cash Flows from Investing Activities
Purchase of residential mortgage loans	(242,757)	(1,547,676)
Purchase of real estate securities	(276,534)	(108,558)
Investments in debt and equity of affiliates	(4,107)	(1,698)
Proceeds from sales of residential mortgage loans	167,352	—
Proceeds from sales of real estate securities	—	513,780
Principal repayments on residential mortgage loans	171,344	297,275
Principal repayments on real estate securities	5,781	19,416
Distributions received in excess of income from investments in debt and equity of affiliates	7,073	6,760
Net settlement of interest rate swaps and other instruments	12,366	52,277
Net settlement of TBAs	(65)	5,943
Cash flows provided by (used in) other investing activities	2,788	604
Net cash provided by (used in) investing activities	(156,759)	(761,877)

Cash Flows from Financing Activities
Repurchase of common stock	(6,352)	(11,033)
Net borrowings under (repayments of) financing arrangements	105,824	(875,572)
Deferred financing costs paid	(9)	(35)
Proceeds from issuance of securitized debt	235,709	1,893,609
Principal repayments on securitized debt	(161,369)	(237,676)
Net collateral received from (paid to) derivative counterparty	(8,874)	39,322
Dividends paid on common stock	(7,530)	(10,043)
Dividends paid on preferred stock	(9,172)	(9,172)
Net cash provided by (used in) financing activities	148,227	789,400

Net change in cash and cash equivalents and restricted cash	6,561	40,421
Cash and cash equivalents and restricted cash, Beginning of Period	98,803	100,229
Cash and cash equivalents and restricted cash, End of Period	$105,364	$140,650

	Six Months Ended
	June 30, 2023	June 30, 2022
Supplemental disclosure of cash flow information:
Cash paid for interest on financing arrangements and securitized debt	$87,632	$33,281
Cash paid for income taxes	$225	$23

Supplemental disclosure of non-cash financing and investing activities:
Common stock dividends declared but not paid	$3,637	$4,723
Purchase price payable on loans	$—	$794
Transfer from residential mortgage loans to other assets	$1,353	$1,087

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	June 30, 2023	June 30, 2022
Cash and cash equivalents	$80,308	$88,575
Restricted cash	25,056	52,075
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$105,364	$140,650

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2023

1. Organization

AG Mortgage Investment Trust, Inc. (the "Company") is a residential mortgage REIT with a focus on investing in a diversified risk-adjusted portfolio of residential mortgage-related assets in the U.S. mortgage market. The Company’s investment activities primarily include acquiring and securitizing newly-originated residential mortgage loans within the non-agency segment of the housing market. The Company obtains its assets through Arc Home, LLC ("Arc Home"), a residential mortgage loan originator in which the Company owns an approximate 44.6% interest, and through other third-party origination partners.

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
(1)These investments are included in the "Securitized residential mortgage loans, at fair value," "Securitized residential mortgage loans held for sale, at fair value," "Residential mortgage loans, at fair value," and "Residential mortgage loans held for sale, at fair value" line items on the consolidated balance sheets.
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
June 30, 2023
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

2. Summary of significant accounting policies

Consolidation and basis of presentation

The accompanying unaudited consolidated financial statements and related notes have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. For the three months ended June 30, 2022, the Company reclassified $2.5 million and $1.3 million of other operating expenses into the "Non-investment related expenses" and "Investment related expenses" line items on the consolidated statement of operations, respectively. For the six months ended June 30, 2022, the Company reclassified $5.2 million and $2.3 million of other operating expenses into the "Non-investment related expenses" and "Investment related expenses" line items on the consolidated statement of operations, respectively. Furthermore, for the three and six months ended June 30, 2022, the Company reclassified $1.0 million and $2.0 million of servicing fees into the "Investment related expenses" line item on the consolidated statement of operations, respectively. These expenses were reclassified to conform to the current year presentation of expenses. In the opinion of management, all adjustments considered necessary for a fair statement of the Company’s financial position, results of operations, and cash flows have been included for the interim period and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.

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
June 30, 2023
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

As of June 30, 2023, the Company has transitioned from LIBOR to an alternative benchmark. The adoption of ASU 2020-04 and the LIBOR transition did not have a material impact on the consolidated financial statements. The Company's primary exposure to LIBOR has historically included its financing arrangements and derivative contracts. In addition, the Company's Series C Preferred Stock is set to transition to a floating rate in September of 2024. As of June 30, 2023, the Company no longer has derivative contracts indexed to LIBOR and all LIBOR-based financing arrangements have transitioned to alternative benchmark rates. The Company does not currently intend to amend the Series C Preferred Stock to change the existing LIBOR cessation fallback language.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2023
3. Loans

Residential mortgage loans

The table below details information regarding the Company’s residential mortgage loan portfolio as of June 30, 2023 and December 31, 2022 ($ in thousands). The gross unrealized gains/(losses) in the table below represent inception to date gains/(losses).

	Unpaid Principal Balance			Gross Unrealized			Weighted Average
June 30, 2023		Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years) (1)
Securitized residential mortgage loans, at fair value (2)
Non-Agency Loans (3)	$3,964,449	$51,927	$4,016,376	$—	$(414,175)	$3,602,201	4.79%	4.64%	9.18
Re- and Non-Performing Loans (4)	312,093	(33,600)	278,493	1,587	(20,991)	259,089	3.91%	6.62%	6.38
Total Securitized residential mortgage loans, at fair value	$4,276,542	$18,327	$4,294,869	$1,587	$(435,166)	$3,861,290	4.73%	4.77%	8.98

Residential mortgage loans, at fair value
Non-Agency Loans (5)	$178,573	$1,573	$180,146	$1,192	$(1,828)	$179,510	7.64%	7.01%	3.53
Agency-Eligible Loans	60,494	1,343	61,837	5	(1,146)	60,696	7.34%	6.43%	3.23
Re- and Non-Performing Loans	3,072	(1,798)	1,274	1,596	—	2,870	N/A	90.06%	1.83
Total Residential mortgage loans, at fair value	$242,139	$1,118	$243,257	$2,793	$(2,974)	$243,076	7.56%	7.84%	3.43

Total as of June 30, 2023	$4,518,681	$19,445	$4,538,126	$4,380	$(438,140)	$4,104,366	4.88%	4.95%	8.68

	Unpaid Principal Balance			Gross Unrealized			Weighted Average
December 31, 2022		Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years) (1)
Securitized residential mortgage loans, at fair value (2)
Non-Agency Loans (3)	$3,841,265	$63,576	$3,904,841	$—	$(468,640)	$3,436,201	4.82%	4.65%	10.20
Re- and Non-Performing Loans	325,120	(36,982)	288,138	1,972	(19,165)	270,945	3.68%	6.66%	6.33
Total Securitized residential mortgage loans, at fair value	$4,166,385	$26,594	$4,192,979	$1,972	$(487,805)	$3,707,146	4.73%	4.80%	9.90

Residential mortgage loans, at fair value
Non-Agency Loans (6)	$406,294	$(7,902)	$398,392	$2,775	$(30,006)	$371,161	5.36%	5.54%	6.14
Agency-Eligible Loans (6)	48,657	18	48,675	94	(1,907)	46,862	6.00%	5.99%	4.73
Re- and Non-Performing Loans	3,520	(2,000)	1,520	1,908	—	3,428	N/A	72.78%	1.87
Total Residential mortgage loans, at fair value	$458,471	$(9,884)	$448,587	$4,777	$(31,913)	$421,451	5.43%	6.13%	5.96

Total as of December 31, 2022	$4,624,856	$16,710	$4,641,566	$6,749	$(519,718)	$4,128,597	4.80%	4.93%	9.51
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
(4)Includes fair value of $69.0 million of Re- and Non-Performing Loans classified as held for sale and presented in the "Securitized residential mortgage loans held for sale, at fair value" line item on the consolidated balance sheets as of June 30, 2023.
(5)Includes fair value of $68.9 million of Non-Agency Loans classified as held for sale and presented in the "Residential mortgage loans held for sale, at fair value" line item on the consolidated balance sheets as of June 30, 2023.
(6)Includes fair value of $46.8 million and $18.2 million of Non-Agency Loans and Agency-Eligible Loans, respectively, classified as held for sale and presented in the "Residential mortgage loans held for sale, at fair value" line item on the consolidated balance sheets as of December 31, 2022.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2023
The following tables present information regarding credit quality of the Company's residential mortgage loans ($ in thousands).

	Unpaid Principal Balance		Weighted Average (1)(2)		Aging by Unpaid Principal Balance (1)(3)
June 30, 2023		Loan Count (1)	Original LTV Ratio	Current FICO (4)	Current	30-59 Days	60-89 Days	90+ Days
Securitized residential mortgage loans
Non-Agency Loans	$3,964,449	9,197	68.57%	738	$3,888,118	$31,164	$20,950	$24,217
Re- and Non-Performing Loans	312,093	2,133	79.75%	647	224,252	30,048	9,818	47,975
Total Securitized residential mortgage loans	$4,276,542	11,330	69.38%	731	$4,112,370	$61,212	$30,768	$72,192
Residential mortgage loans
Non-Agency Loans	$178,573	337	71.06%	733	$173,591	$1,779	$688	$2,515
Agency-Eligible Loans	60,494	160	74.52%	769	60,054	440	—	—
Re- and Non-Performing Loans (1)	3,072	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Total Residential mortgage loans	$242,139	497	71.93%	742	$233,645	$2,219	$688	$2,515
Total as of June 30, 2023	$4,518,681	11,827	69.52%	732	$4,346,015	$63,431	$31,456	$74,707

	Unpaid Principal Balance		Weighted Average (1)(2)		Aging by Unpaid Principal Balance (1)(3)
December 31, 2022		Loan Count (1)	Original LTV Ratio	Current FICO (4)	Current	30-59 Days	60-89 Days	90+ Days
Securitized residential mortgage loans
Non-Agency Loans	$3,841,265	9,008	68.20%	739	$3,789,748	$31,272	$8,661	$11,584
Re- and Non-Performing Loans	325,120	2,226	79.61%	643	220,124	34,865	10,937	59,194
Total Securitized residential mortgage loans	$4,166,385	11,234	69.09%	731	$4,009,872	$66,137	$19,598	$70,778
Residential mortgage loans
Non-Agency Loans	$406,294	655	71.22%	734	$399,036	$4,967	$1,404	$887
Agency-Eligible Loans	48,657	138	70.94%	749	47,918	739	—	—
Re- and Non-Performing Loans (1)	3,520	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Total Residential mortgage loans	$458,471	793	71.19%	735	$446,954	$5,706	$1,404	$887
Total as of December 31, 2022	$4,624,856	12,027	69.29%	731	$4,456,826	$71,843	$21,002	$71,665
(1)Loan count, weighted average, and aging data excludes the Re- and Non-Performing Loans subcategory of Residential mortgage loans above as there may be limited data available regarding the underlying collateral of these residual positions.
(2)Amounts are weighted based on unpaid principal balance.
(3)As of June 30, 2023, the Company had securitized residential mortgage loans and residential mortgage loans that were 90+ days delinquent with a fair value of $29.5 million and loans in the process of foreclosure with a fair value of $37.3 million. As of December 31, 2022, the Company had securitized residential mortgage loans and residential mortgage loans that were 90+ days delinquent with a fair value of $31.4 million and loans in the process of foreclosure with a fair value of $33.7 million.
(4)Weighted average current FICO excludes borrowers where FICO scores were not available. Data is as of May 31, 2023 and November 30, 2022, respectively.

During the three and six months ended June 30, 2023, the Company purchased residential mortgage loans, as detailed below (in thousands).

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Non-Agency Loans	$159,906	$162,524	$182,456	$185,478
Agency-Eligible Loans	55,501	56,663	55,501	56,663
Total	$215,407	$219,187	$237,957	$242,141

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2023
The Company did not sell any residential mortgage loans during the three and six months ended June 30, 2022. During the three and six months ended June 30, 2023, the Company sold residential mortgage loans as detailed below ($ in thousands).

	Three Months Ended June 30, 2023				Six Months Ended June 30, 2023
	Number of Loans	Proceeds	Realized Gains	Realized Losses	Number of Loans	Proceeds	Realized Gains	Realized Losses
Non-Agency Loans	165	$99,871	$1,051	$(1,400)	281	$146,780	$1,051	$(11,145)
Agency-Eligible Loans	—	—	—	—	47	18,474	69	(85)

The Company’s residential mortgage loan portfolio consists of mortgage loans on residential real estate located throughout the United States. The following is a summary of the geographic concentration of credit risk as of June 30, 2023 and December 31, 2022 and includes states where the exposure is greater than 5% of the fair value the Company's residential mortgage loan portfolio.

Geographic Concentration of Credit Risk (1)	June 30, 2023	December 31, 2022
California	34%	33%
New York	16%	16%
Florida	11%	11%
New Jersey	6%	6%
Texas	5%	5%
(1)Excludes the Re- and Non-Performing Loans subcategory of Residential mortgage loans above as there may be limited data available regarding the underlying collateral of these residual positions.

The following is a summary of the changes in the accretable portion of the discount for the Company’s securitized re and non-performing loan portfolio for the three and six months ended June 30, 2023 and 2022, which is determined by the Company’s estimate of undiscounted principal expected to be collected in excess of the amortized cost of the mortgage loans (in thousands).

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Beginning Balance	$38,764	$46,257	$42,237	$46,521
Accretion	(1,088)	(1,775)	(2,571)	(3,425)
Reclassifications from/(to) non-accretable difference	856	(581)	(973)	805
Disposals	(55)	—	(216)	—
Ending Balance	$38,477	$43,901	$38,477	$43,901

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2023
Variable interest entities

The following table details certain information related to the assets and liabilities of the Non-Agency VIEs as of June 30, 2023 and December 31, 2022 ($ in thousands).

	June 30, 2023			December 31, 2022
	Carrying Value	Weighted Average		Carrying Value	Weighted Average
		Yield	Life (Years) (1)		Yield	Life (Years) (1)
Assets
Securitized residential mortgage loans, at fair value (2)	$3,602,201	4.64%	9.18	$3,436,201	4.65%	10.20
Other assets	15,797			15,350
Total Assets	$3,617,998			$3,451,551

Liabilities
Securitized debt, at fair value (2) (3)	$3,232,488	4.28%	6.94	$3,078,593	4.18%	7.49
Other liabilities	11,379			10,956
Total Liabilities	$3,243,867			$3,089,549

Total Equity (4)	$374,131			$362,002
(1)This is based on projected life. Typically, actual maturities are shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.
(2)Securitized residential mortgage loans in Non-Agency VIEs include loans that were considered to be Agency-Eligible prior to the Company's securitization.
(3)The holders of the securitized debt have no recourse to the general credit of the Company. The Company has no obligation to provide any other explicit or implicit support to the Non-Agency VIEs.
(4)As of June 30, 2023 and December 31, 2022, the Company had outstanding financing arrangements of $192.2 million and $197.9 million, respectively, collateralized by $369.7 million and $357.6 million of the Company's retained interests in the Non-Agency VIEs, respectively. See Note 6 for more detail regarding the Company's financing arrangements.

The following table details certain information related to the assets and liabilities of the RPL/NPL VIEs as of June 30, 2023 and December 31, 2022 ($ in thousands).

	June 30, 2023			December 31, 2022
	Carrying Value	Weighted Average		Carrying Value	Weighted Average
		Yield	Life (Years) (1)		Yield	Life (Years) (1)
Assets
Securitized residential mortgage loans, at fair value (2)	$259,089	6.62%	6.38	$270,945	6.66%	6.33
Restricted cash	1,100			1,194
Other assets	2,231			3,714
Total Assets	$262,420			$275,853

Liabilities
Securitized debt, at fair value (3)	$169,572	3.12%	3.00	$183,759	3.10%	3.13
Other liabilities	370			386
Total Liabilities	$169,942			$184,145

Total Equity (4)	$92,478			$91,708
(1)This is based on projected life. Typically, actual maturities are shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.
(2)Includes fair value of $69.0 million of Re- and Non-Performing Loans classified as held for sale and presented in the "Securitized residential mortgage loans held for sale, at fair value" line item on the consolidated balance sheets as of June 30, 2023.
(3)The holders of the securitized debt have no recourse to the general credit of the Company. The Company has no obligation to provide any other explicit or implicit support to the RPL/NPL VIEs.
(4)As of June 30, 2023 and December 31, 2022, the Company had outstanding financing arrangements of $37.7 million and $34.2 million, respectively, collateralized by $69.0 million and $66.4 million of the Company's retained interests in the RPL/NPL VIEs, respectively. See Note 6 for more detail regarding the Company's financing arrangements.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2023

4. Real Estate Securities

The following tables detail the Company’s real estate securities portfolio as of June 30, 2023 and December 31, 2022 ($ in thousands). The gross unrealized gains/(losses) in the tables below represent inception to date unrealized gains/(losses).

	Current Face	Premium / (Discount)	Amortized Cost	Gross Unrealized			Weighted Average
June 30, 2023				Gains	Losses	Fair Value	Coupon (1)	Yield
Non-Agency RMBS
Non-Agency Securities (2)	$45,329	$(9,477)	$35,852	$452	$(3,909)	$32,395	3.78%	6.69%
Non-Agency RMBS Interest Only (2) (3)	N/A	N/A	2,647	945	—	3,592	0.38%	26.62%
Total Non-Agency RMBS	$45,329	$(9,477)	$38,499	$1,397	$(3,909)	$35,987	1.98%	8.68%

Agency RMBS
30 Year Fixed Rate	$259,050	$1,335	$260,385	$101	$(128)	$260,358	5.74%	5.64%
Interest Only (3)	N/A	N/A	19,026	6	(893)	18,139	2.82%	8.03%
Total Agency RMBS	$259,050	$1,335	$279,411	$107	$(1,021)	$278,497	4.79%	5.80%

Total as of June 30, 2023	$304,379	$(8,142)	$317,910	$1,504	$(4,930)	$314,484	4.23%	6.13%

	Current Face	Premium / (Discount)	Amortized Cost	Gross Unrealized			Weighted Average
December 31, 2022				Gains	Losses	Fair Value	Coupon (1)	Yield
Non-Agency RMBS
Non-Agency Securities (2)	$31,713	$(6,875)	$24,838	$28	$(5,329)	$19,537	3.75%	6.52%
Non-Agency RMBS Interest Only (2) (3)	N/A	N/A	2,838	2,220	—	5,058	0.38%	34.42%
Total Non-Agency RMBS	$31,713	$(6,875)	$27,676	$2,248	$(5,329)	$24,595	1.62%	12.26%

Agency RMBS
Interest Only (3)	N/A	N/A	$19,771	$28	$(675)	$19,124	2.87%	7.54%

Total as of December 31, 2022	$31,713	$(6,875)	$47,447	$2,276	$(6,004)	$43,719	2.37%	10.20%
(1)Equity residual investments with a zero coupon rate are excluded from this calculation.
(2)Includes Non-Agency Securities and Non-Agency RMBS Interest Only securities collateralized by non-QM loans and agency-eligible loans.
(3)Interest Only have no principal balances and bear interest based on a notional balance. The notional balance is used solely to determine interest distributions on the interest only classes of securities. As of June 30, 2023, the notional balances for the Non-Agency RMBS Interest Only and Agency RMBS Interest Only line items were $101.3 million and $124.4 million, respectively. As of December 31, 2022, the notional balances for the Non-Agency RMBS Interest Only and Agency RMBS Interest Only line items were $108.5 million and $127.4 million, respectively.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2023
The following tables summarize the Company's real estate securities according to their projected weighted average life classifications as of June 30, 2023 and December 31, 2022 ($ in thousands).

	Non-Agency RMBS			Agency RMBS
June 30, 2023 Weighted Average Life (1)	Fair Value	Amortized Cost	Weighted Average Coupon (2)	Fair Value	Amortized Cost	Weighted Average Coupon
Greater than one year and less than or equal to five years	$4,149	$3,205	0.46%	$—	$—	—%
Greater than five years and less than or equal to ten years	13,419	17,118	4.54%	278,497	279,411	4.79%
Greater than ten years	18,419	18,176	3.18%	—	—	—%
Total as of June 30, 2023	$35,987	$38,499	1.98%	$278,497	$279,411	4.79%

	Non-Agency RMBS			Agency RMBS
December 31, 2022 Weighted Average Life (1)	Fair Value	Amortized Cost	Weighted Average Coupon (2)	Fair Value	Amortized Cost	Weighted Average Coupon
Greater than one year and less than or equal to five years	$5,058	$2,838	0.38%	$—	$—	—%
Greater than five years and less than or equal to ten years	—	—	—%	19,124	19,771	2.87%
Greater than ten years	19,537	24,838	3.75%	—	—	—%
Total as of December 31, 2022	$24,595	$27,676	1.62%	$19,124	$19,771	2.87%
(1)This is based on projected life. Typically, actual maturities are shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.
(2)Equity residual investments securities with a zero coupon rate are excluded from this calculation.

The Company did not sell any real estate securities during the three and six months ended June 30, 2023. During the three and six months ended June 30, 2022, the Company sold real estate securities as detailed below ($ in thousands).

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

The following table summarizes the Company’s investment in unconsolidated VIEs as of June 30, 2023 and December 31, 2022 (in thousands).

	June 30, 2023		December 31, 2022
	Current Face	Fair Value	Current Face	Fair Value
Retained interest in unconsolidated VIEs
Non-Agency Securities	$14,894	$11,075	$14,894	$9,859
Non-Agency RMBS Interest Only (1)	N/A	3,592	N/A	5,058
Total retained interest in unconsolidated VIEs (2) (3)	$14,894	$14,667	$14,894	$14,917
(1)Interest Only have no principal balances and bear interest based on a notional balance. The notional balance is used solely to determine interest distributions on the interest only classes of securities. As of June 30, 2023 and December 31, 2022, the notional balances for the Non-Agency RMBS Interest Only line item were $101.3 million and $108.5 million, respectively.
(2)Maximum loss exposure from the Company’s involvement with unconsolidated VIEs pertains to the fair value of the securities retained from these VIEs. The Company has no obligation to provide any other explicit or implicit support to the securitization trust.
(3)As of June 30, 2023 and December 31, 2022, the Company held securities exposed to the first loss of the securitization with a fair value of $2.9 million and $4.1 million, respectively.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2023
The following table summarizes information regarding the residential mortgage loans transferred to the Company’s unconsolidated VIEs as of June 30, 2023 and December 31, 2022 ($ in thousands).

Assets transferred to unconsolidated VIEs:	June 30, 2023	December 31, 2022
Total unpaid principal balance of loans outstanding (1)	$123,719	$132,509
Weighted average coupon on loans outstanding	5.62%	5.62%
Percent of unpaid principal balance greater than 90 days delinquent (2)	2.04%	1.32%
(1)The Company contributed approximately 40.9% of the unpaid principal balance into the securitization trust.
(2)As of June 30, 2023, 0.63% of loans were 90+ days delinquent and 1.41% of loans were in process of foreclosure. As of December 31, 2022, 1.32% of loans were 90+ days delinquent and no loans were in process of foreclosure.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2023
The following tables present the Company’s financial instruments measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 (in thousands).

	Fair Value at June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Securitized residential mortgage loans (1)	$—	$—	$3,861,290	$3,861,290
Residential mortgage loans (2)	—	756	242,320	243,076
Non-Agency RMBS	—	21,320	14,667	35,987
Agency RMBS	—	278,497	—	278,497
Derivative assets (3)	—	10,893	926	11,819
Cash equivalents (4)	443	—	—	443
AG Arc (5)	—	—	37,447	37,447
Total Assets Measured at Fair Value	$443	$311,466	$4,156,650	$4,468,559

Liabilities:
Securitized debt	$—	$—	$(3,402,060)	$(3,402,060)
Derivative liabilities (3)	—	(695)	(1,235)	(1,930)
Total Liabilities Measured at Fair Value	$—	$(695)	$(3,403,295)	$(3,403,990)

	Fair value at December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Securitized residential mortgage loans	$—	$—	$3,707,146	$3,707,146
Residential mortgage loans (2)	—	754	420,697	421,451
Non-Agency RMBS	—	9,678	14,917	24,595
Agency Interest Only	—	19,124	—	19,124
Derivative assets (3)	—	18,401	98	18,499
Cash equivalents (4)	442	—	—	442
AG Arc (5)	—	—	39,680	39,680
Total Assets Measured at Fair Value	$442	$47,957	$4,182,538	$4,230,937

Liabilities:
Securitized debt	$—	$—	$(3,262,352)	$(3,262,352)
Derivative liabilities	—	—	(9)	(9)
Total Liabilities Measured at Fair Value	$—	$—	$(3,262,361)	$(3,262,361)
(1)Includes Securitized residential mortgage loans held for sale as of June 30, 2023.
(2)Includes Residential mortgage loans held for sale as of June 30, 2023 and December 31, 2022.
(3)As of June 30, 2023, the Company applied a reduction in fair value of $10.9 million and $0.7 million to its interest rate swap assets and liabilities, respectively, related to variation margin with a corresponding increase or decrease in restricted cash. As of December 31, 2022, the Company applied a reduction in fair value of $17.3 million to its interest rate swap assets related to variation margin with a corresponding increase in restricted cash, net of collateral posted by the Company's derivative counterparties. Derivative assets and liabilities are included in the "Other assets" and "Other liabilities" line items on the consolidated balance sheets, respectively. Refer to Note 7 for more information on the Company's derivatives.
(4)The Company classifies highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents. Cash equivalents may include cash invested in money market funds and are carried at cost, which approximates fair value.
(5)The table above includes the Company's investment in AG Arc, which is included in its "Investments in debt and equity of affiliates" line item on the consolidated balance sheets, as the Company has chosen to elect the fair value option with respect to its investment pursuant to ASC 825.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2023
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

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the three and six months ended June 30, 2023 and 2022.

The Company did not have any transfers between the Levels 2 and 3 of the fair value hierarchy during the three and six months ended June 30, 2023 and 2022. Transfers into the Level 3 category of the fair value hierarchy occur due to instruments exhibiting indications of reduced levels of market transparency. Transfers out of the Level 3 category of the fair value hierarchy occur due to instruments exhibiting indications of increased levels of market transparency. Indications of increases or decreases in levels of market transparency include a change in observable transactions or executable quotes involving these instruments or similar instruments. Changes in these indications could impact price transparency, and thereby cause a change in level designations in future periods.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2023
The following tables present additional information about the Company’s assets and liabilities which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value.

Three Months Ended June 30, 2023 (in thousands)
	Residential Mortgage Loans (1)	Non-Agency RMBS	Derivative Assets (2)	AG Arc	Securitized Debt	Derivative Liabilities (2)
Beginning balance	$4,098,773	$15,039	$2,475	$37,540	$(3,505,529)	$(75)
Purchases	220,729	—	—	—	—	—
Capital distributions	—	—	—	(402)	—	—
Proceeds from sales or settlements	(99,871)	—	(2,557)	—	—	634
Principal repayments	(97,388)	—	—	—	94,399	—
Included in net income:
Net premium and discount amortization (3)	359	(97)	—	—	(3,125)	—
Net realized gain/(loss)	(456)	—	2,557	—	—	(634)
Net unrealized gain/(loss)	(18,130)	(275)	(1,549)	—	12,195	(1,160)
Equity in earnings/(loss) from affiliates	—	—	—	309	—	—
Other (4)	(406)	—	—	—	—	—
Ending Balance	$4,103,610	$14,667	$926	$37,447	$(3,402,060)	$(1,235)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of June 30, 2023:
Net premium and discount amortization (3)	395	(97)	—	—	(3,125)	—
Net unrealized gain/(loss)	(17,412)	(275)	900	—	12,195	(1,235)
Equity in earnings/(loss) from affiliates	—	—	—	309	—	—

Three Months Ended June 30, 2022 (in thousands)
	Residential Mortgage Loans (1)	Non-Agency RMBS	Derivative Assets (2)	AG Arc	Securitized Debt	Derivative Liabilities (2)
Beginning balance	$3,271,786	$18,781	$—	$54,121	$(1,859,917)	$—
Purchases	588,335	—	—	—	—	—
Issuances of Securitized Debt	—	—	—	—	(812,470)	—
Principal repayments	(150,887)	(543)	—	—	120,810	—
Proceeds from sales or settlements	—	—	(416)	—	—	7,805
Included in net income:
Net premium and discount amortization (3)	(642)	(209)	—	—	(650)	—
Net realized gain/(loss)	30	—	416	—	—	(7,805)
Net unrealized gain/(loss)	(139,045)	(2,450)	2,211	—	84,461	(7,058)
Equity in earnings/(loss) from affiliates	—	—	—	(3,951)	—	—
Other (4)	(20)	—	—	—	—	—
Ending Balance	$3,569,557	$15,579	$2,211	$50,170	$(2,467,766)	$(7,058)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of June 30, 2022:
Net premium and discount amortization (3)	(1,606)	(259)	—	—	(650)	—
Net unrealized gain/(loss)	(138,104)	(2,420)	2,211	—	84,461	(7,058)
Equity in earnings/(loss) from affiliates	—	—	—	(3,951)	—	—
(1)Includes Securitized residential mortgage loans, Securitized residential mortgage loans held for sale, and Residential mortgage loans held for sale.
(2)Derivative assets and derivative liabilities are included in the "Other assets" and "Other liabilities" lines, respectively, on the consolidated balance sheets.
(3)Included in the "Interest Income" and "Interest Expense" line items on the consolidated statement of operations for assets and liabilities, respectively.
(4)Includes transfers of residential mortgage loans to real estate owned as well as activity related to advances.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2023

Six months ended June 30, 2023 (in thousands)
	Residential Mortgage Loans (1)	Non-Agency RMBS	Derivative Assets (2)	AG Arc	Securitized Debt	Derivative Liabilities (2)
Beginning balance	$4,127,843	$14,917	$98	$39,680	$(3,262,352)	$(9)
Purchases	243,484	—	—	—	—	—
Issuances of Securitized Debt	—	—	—	—	(234,754)	—
Capital distributions	—	—	—	(402)	—	—
Proceeds from sales or settlements	(165,254)	—	(2,557)	—	—	634
Principal repayments	(171,344)	—	—	—	161,356	—
Included in net income:
Net premium and discount amortization (3)	1,503	(173)	—	—	(5,863)	—
Net realized gain/(loss)	(10,214)	—	2,557	—	—	(634)
Net unrealized gain/(loss)	79,081	(77)	828	—	(60,447)	(1,226)
Equity in earnings/(loss) from affiliates	—	—	—	(1,831)	—	—
Other (4)	(1,489)	—	—	—	—	—
Ending Balance	$4,103,610	$14,667	$926	$37,447	$(3,402,060)	$(1,235)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of June 30, 2023:
Net premium and discount amortization (3)	1,539	(173)	—	—	(5,863)	—
Net unrealized gain/(loss)	69,267	(77)	926	—	(60,447)	(1,235)
Equity in earnings/(loss) from affiliates	—	—	—	(1,831)	—	—

Six months ended June 30, 2022 (in thousands)
	Residential Mortgage Loans (1)	Non-Agency RMBS	Derivative Assets (2)	AG Arc	Securitized Debt	Derivative Liabilities (2)
Beginning balance	$2,634,191	$18,757	$—	$53,435	$(999,215)	$(79)
Purchases	1,532,965	—	—	—	—	—
Issuances of Securitized Debt	—	—	—	—	(1,887,322)	—
Proceeds from sales or settlements	—	—	(416)	—	—	7,805
Principal repayments	(297,275)	(621)	—	—	237,676	—
Included in net income:
Net premium and discount amortization (3)	(2,359)	(370)	—	—	(601)	—
Net realized gain/(loss)	(57)	—	416	—	—	(7,805)
Net unrealized gain/(loss)	(297,161)	(2,187)	2,211	—	181,696	(6,979)
Equity in earnings/(loss) from affiliates	—	—	—	(3,265)	—	—
Other (4)	(747)	—	—	—	—	—
Ending Balance	$3,569,557	$15,579	$2,211	$50,170	$(2,467,766)	$(7,058)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of June 30, 2022:
Net premium and discount amortization (3)	(4,577)	(420)	—	—	(601)	—
Net unrealized gain/(loss)	(297,029)	(2,157)	2,211	—	181,696	(7,058)
Equity in earnings/(loss) from affiliates	—	—	—	(3,265)	—	—

(1)Includes Securitized residential mortgage loans, Securitized residential mortgage loans held for sale, and Residential mortgage loans held for sale.
(2)Derivative assets and derivative liabilities are included in the "Other assets" and "Other liabilities" lines, respectively, on the consolidated balance sheets.
(3)Included in the "Interest Income" and "Interest Expense" line items on the consolidated statement of operations for assets and liabilities, respectively.
(4)Includes transfers of residential mortgage loans to real estate owned as well as activity related to advances.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2023
The following table presents a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of investments for which the Company has utilized Level 3 inputs to determine fair value as of June 30, 2023 and December 31, 2022 ($ in thousands).

		June 30, 2023		December 31, 2022
Valuation Technique	Unobservable Input	Fair Value	Range (Weighted Average) (1)	Fair Value	Range (Weighted Average) (1)
Securitized Residential Mortgage Loans (2)
	Yield		4.75% - 7.11% (6.21%)		4.75% - 7.32% (6.40%)
Discounted Cash Flow	Projected Collateral Prepayments	$3,861,290	5.61% - 10.13% (7.09%)	$3,707,146	4.81% - 10.19% (6.44%)
	Projected Collateral Losses		0.05% - 1.41% (0.22%)		0.05% - 1.40% (0.22%)
	Projected Collateral Severities		-5.34% - 26.00% (15.98%)		-4.16% - 20.00% (15.40%)
Residential Mortgage Loans (3)
	Yield		6.14% - 8.92% (7.20%)		6.29% - 9.82% (7.16%)
Discounted Cash Flow	Projected Collateral Prepayments	$240,206	2.51% - 34.84% (25.16%)	$418,023	1.38% - 31.28% (16.37%)
	Projected Collateral Losses		0.00% - 22.20% (0.56%)		0.00% - 14.44% (0.48%)
	Projected Collateral Severities		-10.59% - 10.00% (9.92%)		-2.64% - 10.19% (9.99%)
Consensus Pricing	Offered Quotes	$2,114	69.88 - 127.35 (96.86)	$2,674	93.46 - 107.05 (101.11)
Non-Agency RMBS
	Yield		6.67% - 14.00% (9.92%)		7.18% - 14.00% (10.59%)
Discounted Cash Flow	Projected Collateral Prepayments	$14,667	9.68% - 9.68% (9.68%)	$14,917	8.14% - 8.14% (8.14%)
	Projected Collateral Losses		0.36% - 0.36% (0.36%)		0.18% - 0.18% (0.18%)
	Projected Collateral Severities		10.00% - 10.00% (10.00%)		10.00% - 10.00% (10.00%)
Derivative Assets (4)
	Yield		6.82% - 8.54% (7.59%)		6.69% - 7.68% (7.54%)
Discounted Cash Flow	Projected Collateral Prepayments	$926	10.97% - 30.58% (22.75%)	$98	12.63% - 34.19% (26.71%)
	Projected Collateral Losses		0.04% - 2.46% (1.03%)		0.01% - 0.96% (0.39%)
	Projected Collateral Severities		10.00% - 11.95% (10.01%)		10.00% - 10.00% (10.00%)
	Pull Through Percentages		60.00% - 100.00% (78.60%)		55.00% - 100.00% (72.78%)
AG Arc
Comparable Multiple	Book Value Multiple	$37,447	0.94x - 0.94x (0.94x)	$39,680	0.94x - 0.94x (0.94x)
Securitized Debt
	Yield		3.00% - 15.00% (5.85%)		5.25% - 15.00% (6.07%)
Discounted Cash Flow	Projected Collateral Prepayments	$(3,402,060)	5.61% - 10.13% (7.03%)	$(3,262,352)	4.81% - 10.19% (6.36%)
	Projected Collateral Losses		0.05% - 1.41% (0.20%)		0.05% - 1.40% (0.19%)
	Projected Collateral Severities		-5.34% - 26.00% (16.44%)		-4.16% - 20.00% (15.81%)
Derivative Liabilities (4)
	Yield		6.83% - 7.83% (7.44%)		7.29% - 7.61% (7.36%)
Discounted Cash Flow	Projected Collateral Prepayments	$(1,235)	10.02% - 34.52% (27.65%)	$(9)	21.51% - 31.31% (27.92%)
	Projected Collateral Losses		0.00% - 1.55% (0.16%)		0.01% - 0.46% (0.16%)
	Projected Collateral Severities		10.00% - 10.00% (10.00%)		10.00% - 10.00% (10.00%)
	Pull Through Percentages		60.00% - 100.00% (87.83%)		100.00% - 100.00% (100.00%)
(1)Amounts are weighted based on fair value.
(2)Includes Securitized residential mortgage loans held for sale as of June 30, 2023.
(3)Includes Residential mortgage loans held for sale as of June 30, 2023 and December 31, 2022.
(4)Derivative assets and derivative liabilities are included in the "Other assets" and "Other liabilities" line items, respectively, on the consolidated balance sheets.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2023
6. Financing

The following table presents a summary of the Company's financing as of June 30, 2023 and December 31, 2022 ($ in thousands).

	June 30, 2023						December 31, 2022
	Financing			Weighted Average		Collateral Fair Value (1)(2)	Financing
	Current Face	Carrying Value	Stated Maturity	Funding Cost	Life (Years)		Carrying Value
Financing Arrangements by Asset Type
Securitized Residential Mortgage Loans (3)
Non-Agency Loans	$192,228	$192,228	July 2023 - May 2024	7.06%	0.30	$369,713	$197,937
Re- and Non-Performing Loans	26,880	26,880	July 2023	7.76%	0.05	51,821	34,151
Securitized Residential Mortgage Loans Held for Sale	10,851	10,851	July 2023	7.79%	0.03	17,188	—
Residential Mortgage Loans (4)
Non-Agency Loans (5)	88,456	88,456	Aug 2023 - June 2024	6.97%	0.26	109,214	277,797
Agency-Eligible Loans	56,874	56,874	July 2023	6.81%	0.08	60,696	27,199
Residential Mortgage Loans Held for Sale (5)	59,642	59,642	Aug 2023 - June 2024	6.80%	0.12	68,920	55,245
Non-Agency RMBS	22,720	22,720	July 2023 - May 2024	6.52%	0.22	35,987	14,695
Agency RMBS	269,360	269,360	July 2023 - Oct 2023	5.30%	0.13	278,497	14,163
Total Financing Arrangements	$727,011	$727,011		6.38%	0.18	$992,036	$621,187

Securitized debt, at fair value (6) (7) (8)	$3,816,697	$3,402,060	N/A	4.22%	6.76	N/A	$3,262,352
Total Financing	$4,543,708	$4,129,071		4.60%	5.73	$992,036	$3,883,539
(1)The Company also had $8.3 million and $3.4 million of cash pledged under repurchase agreements as of June 30, 2023 and December 31, 2022, respectively.
(2)Under the terms of the Company’s financing agreements, the Company's financing counterparties may, in certain cases, sell or re-hypothecate the pledged collateral.
(3)Amounts pledged as collateral under Securitized residential mortgage loans and Securitized residential mortgage loans held for sale include certain of the Company's retained interests in securitizations. Refer to Note 3 for more information on the Non-Agency VIEs and RPL/NPL VIEs.
(4)The Company's Residential mortgage loan financing arrangements include a maximum uncommitted borrowing capacity of $2.2 billion on facilities used to finance Non-Agency and Agency-Eligible Loans.
(5)The funding cost includes deferred financing costs. As of June 30, 2023, the weighted average stated rate on the financing arrangements related to Non-Agency residential mortgage loans and Residential mortgage loans held for sale was 6.95% and 6.80%, respectively.
(6)The holders of the securitized debt have no recourse to the general credit of the Company. The Company has no obligation to provide any other explicit or implicit support to the Residential Mortgage Loan VIEs.
(7)As of June 30, 2023, the amortized cost of Securitized debt was $3.7 billion.
(8)The current face on the Company's Securitized debt excludes Interest Only classes which have no principal balances and bear interest based on a notional balance. The notional balance is used solely to determine interest distributions on the interest only classes of securities. As of June 30, 2023, the notional balance on interest only classes of Securitized debt was $137.9 million.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2023
The following table presents contractual maturity information about the Company's borrowings under financing arrangements as of June 30, 2023 (in thousands). Securitized debt is excluded from the below table as it does not have a contractual maturity.

Financing Arrangements by Asset Type	Within 30 Days	Over 30 Days to 3 Months	Over 3 Months to 12 Months	Total
Securitized Residential Mortgage Loans
Non-Agency Loans	$23,210	$72,083	$96,935	$192,228
Re- and Non-Performing Loans	26,880	—	—	26,880
Securitized Residential Mortgage Loans Held for Sale	10,851	—	—	10,851
Residential Mortgage Loans
Non-Agency Loans	—	62,461	25,995	88,456
Agency-Eligible Loans	56,874	—	—	56,874
Residential Mortgage Loans Held for Sale	—	58,978	664	59,642
Non-Agency RMBS	8,172	7,945	6,603	22,720
Agency RMBS	203	255,530	13,627	269,360
Total Financing Arrangements	$126,190	$456,997	$143,824	$727,011

Counterparties

The Company had outstanding financing arrangements with six counterparties as of June 30, 2023 and December 31, 2022.

The following table presents information as of June 30, 2023 and December 31, 2022 with respect to each counterparty that provides the Company with financing for which the Company had greater than 5% of its stockholders’ equity at risk, excluding stockholders’ equity at risk under financing through affiliated entities ($ in thousands).

	June 30, 2023			December 31, 2022
Counterparty	Stockholders' Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity	Stockholders' Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity
BofA Securities, Inc.	$98,169	91	21.3%	$36,193	93	7.8%
Barclays Capital Inc.	85,490	72	18.6%	81,445	113	17.6%
Goldman Sachs Bank USA	49,971	48	10.8%	(2)	(2)	(2)
JP Morgan Securities, LLC	38,817	45	8.4%	(2)	(2)	(2)
Credit Suisse AG, Cayman Islands Branch	(1)	(1)	(1)	130,587	71	28.2%
(1)As of June 30, 2023, the Company had less than 5% of its equity at risk under financing arrangements with Credit Suisse AG, Cayman Islands Branch.
(2)As of December 31, 2022, the Company had less than 5% of its equity at risk under financing arrangements with Goldman Sachs Bank USA and JP Morgan Securities, LLC.

Financial Covenants

The Company’s financing arrangements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each financing arrangement, typical supplemental terms include requirements of minimum equity and liquidity, leverage ratios, and performance triggers. In addition, some of the financing arrangements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that the Company fails to comply with the covenants contained in these financing arrangements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the associated agreement. Financings pursuant to financing arrangements are generally recourse to the Company. As of June 30, 2023, the Company is in compliance with all of its financial covenants.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2023
7. Other assets and liabilities

The following table details certain information related to the Company's "Other assets" and "Other liabilities" line items on its consolidated balance sheet as of June 30, 2023 and December 31, 2022 (in thousands).

	June 30, 2023	December 31, 2022
Other assets
Interest receivable	$20,536	$20,593
Derivative assets, at fair value	926	1,218
Other assets	2,005	4,983
Due from broker	1,761	801
Total Other assets	$25,228	$27,595

Other liabilities
Due to affiliates (1)	$4,470	$3,652
Interest payable	16,258	14,114
Derivative liabilities, at fair value	1,276	9
Accrued expenses	2,076	1,811
Due to broker	79	7
Total Other liabilities	$24,159	$19,593
(1)Refer to Note 10 for more information.

Derivatives

The following table presents the fair value of the Company's derivatives and other instruments and their balance sheet location as of June 30, 2023 and December 31, 2022 (in thousands).

Derivatives and Other Instruments (1)	Balance Sheet Location	June 30, 2023	December 31, 2022
Pay Fix/Receive Float Interest Rate Swap Agreements (2)	Other assets	$—	$470
Pay Fix/Receive Float Interest Rate Swap Agreements (2)	Other liabilities	(41)	—
Short TBAs	Other assets	—	650
Forward Purchase Commitments	Other assets	926	98
Forward Purchase Commitments	Other liabilities	(1,235)	(9)
(1)As of June 30, 2023 and December 31, 2022, no derivatives held by the Company were designated as hedges for accounting purposes.
(2)As of June 30, 2023, the Company applied a reduction in fair value of $10.9 million and $0.7 million to its interest rate swap assets and liabilities, respectively, related to variation margin with a corresponding increase or decrease in restricted cash. As of December 31, 2022, the Company applied a reduction in fair value of $17.3 million to its interest rate swap assets related to variation margin with a corresponding increase in restricted cash, net of collateral posted by the Company's derivative counterparties.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2023

The following table summarizes information related to derivatives and other instruments as of June 30, 2023 and December 31, 2022 (in thousands).

Notional amount of non-hedge derivatives and other instruments:	Notional Currency	June 30, 2023	December 31, 2022
Pay Fix/Receive Float Interest Rate Swap Agreements (1)	USD	$607,000	$335,000
Short TBAs	USD	—	40,000
Forward Purchase Commitments	USD	221,852	8,006
(1)As of June 30, 2023, the Company's pay fix/receive float interest rate swaps had a weighted average pay-fixed rate of 3.75%, a weighted average receive-variable rate of 5.09%, and a weighted average years to maturity of 4.28 years. As of December 31, 2022, the Company's pay fix/receive float interest rate swaps had a weighted average pay-fixed rate of 2.77%, a weighted average receive-variable rate of 4.30%, and a weighted average years to maturity of 4.77 years.

Derivative and other instruments eligible for offset are presented gross on the consolidated balance sheets as of June 30, 2023 and December 31, 2022, if applicable. The Company has not offset or netted any derivatives or other instruments with any financial instruments or cash collateral posted or received.

The Company must post cash or securities as collateral on its derivative instruments when their fair value declines. This typically occurs when prevailing market rates change adversely, with the severity of the change also dependent on the term of the derivatives involved. The posting of collateral is generally bilateral, meaning that if the fair value of the Company’s derivatives increases, its counterparty must post collateral. As of June 30, 2023, the Company's restricted cash balance included $15.7 million of collateral related to certain derivatives, of which $5.6 million represents cash collateral posted by the Company and $10.1 million represents amounts related to variation margin. As of December 31, 2022, the Company's restricted cash balance included $9.6 million of collateral related to certain derivatives, of which $1.3 million represents cash collateral posted by the Company and $8.3 million represents amounts related to variation margin.

The following table summarizes gains/(losses) related to derivatives and other instruments for the three and six months ended June 30, 2023 and 2022 (in thousands).

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Included within Net unrealized gain/(loss)
Interest Rate Swaps	$11,985	$1,720	$(9,401)	$48,124
Long TBAs	(5)	(2,748)	—	(2,959)
Short TBAs	249	(3,632)	(650)	13
Forward Purchase Commitments	(2,709)	(4,847)	(398)	(4,768)
	9,520	(9,507)	(10,449)	40,410

Included within Net realized gain/(loss)
Interest Rate Swaps	711	29,509	10,534	45,216
Long TBAs	5	(7,635)	5	(7,635)
Short TBAs	(249)	3,632	(70)	13,578
Forward Purchase Commitments	1,923	(7,389)	1,923	(7,389)
	2,390	18,117	12,392	43,770
Total income/(loss)	$11,910	$8,610	$1,943	$84,180

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2023
TBAs

The following table presents information about the Company’s to-be-announced securities ("TBAs") for the three and six months ended June 30, 2023 and 2022 (in thousands).

		Three Months Ended
		Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Notional Amount	Fair Value as of Period End	Receivable/(Payable) from/to Broker	Derivative Asset	Derivative Liability
June 30, 2022	Long TBAs	$150,000	$1,500,000	$(1,250,000)	$400,000	$399,459	$(402,418)	$379	$(3,338)

		Six Months Ended
		Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Notional Amount	Fair Value as of Period End	Receivable/(Payable) from/to Broker	Derivative Asset	Derivative Liability
June 30, 2023	Long TBAs	$—	$10,000	$(10,000)	$—	$—	$—	$—	$—
June 30, 2023	Short TBAs	(40,000)	100,000	(60,000)	—	—	—	—	—
June 30, 2022	Long TBAs	—	1,650,000	(1,250,000)	400,000	399,459	(402,418)	379	(3,338)
June 30, 2022	Short TBAs	(385,963)	1,320,852	(934,889)	—	—	—	—	—

8. Earnings per share

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share for the three and six months ended June 30, 2023 and 2022 (in thousands, except per share data).

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Numerator:
Net Income/(Loss)	$8,056	$(48,723)	$20,596	$(61,925)
Dividends on preferred stock	(4,586)	(4,586)	(9,172)	(9,172)
Net income/(loss) available to common stockholders	$3,470	$(53,309)	$11,424	$(71,097)

Denominator:
Basic weighted average common shares outstanding	20,249	23,457	20,655	23,685
Diluted weighted average common shares outstanding	20,249	23,457	20,655	23,685

Earnings/(Loss) Per Share
Basic	$0.17	$(2.27)	$0.55	$(3.00)
Diluted	$0.17	$(2.27)	$0.55	$(3.00)

Dividends

The following table details the Company's common stock dividends declared during the six months ended June 30, 2023 and 2022.

Six Months Ended June 30, 2023				Six Months Ended June 30, 2022
Declaration Date	Record Date	Payment Date	Cash Dividend Per Share	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
3/15/2023	3/31/2023	4/28/2023	$0.18	3/18/2022	3/31/2022	4/29/2022	$0.21
6/15/2023	6/30/2023	7/31/2023	0.18	6/15/2022	6/30/2022	7/29/2022	0.21
Total			$0.36	Total			$0.42

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2023
The following tables detail the Company's preferred stock dividends declared and paid during the six months ended June 30, 2023 and 2022.

2023			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	8.25% Series A	8.00% Series B	8.000% Series C
2/16/2023	2/28/2023	3/17/2023	$0.51563	$0.50	$0.50
5/4/2023	5/31/2023	6/20/2023	0.51563	0.50	0.50
Total			$1.03126	$1.00	$1.00

2022			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	8.25% Series A	8.00% Series B	8.000% Series C
2/18/2022	2/28/2022	3/17/2022	$0.51563	$0.50	$0.50
5/2/2022	5/31/2022	6/17/2022	0.51563	0.50	0.50
Total			$1.03126	$1.00	$1.00

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

Excise tax represents a non-deductible 4% tax on the required amount of the Company’s ordinary income and net capital gains not distributed during the year. The expense is calculated in accordance with applicable tax regulations. For the three and six months ended June 30, 2023 and 2022, the Company did not record any excise tax.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2023
Taxable REIT Subsidiaries

The Company elected to treat certain domestic subsidiaries as taxable REIT subsidiaries ("TRSs"). The Company’s financial results are generally not expected to reflect provisions for current or deferred income taxes, except for any activities conducted through one or more TRSs that are subject to corporate income taxation. Currently, the Company has wholly owned domestic TRSs that are taxable as corporations and subject to U.S. federal, state, and local income tax on net income at the applicable corporate rates. The federal statutory rate for the three and six months ended June 30, 2023 and 2022 was 21%. The Company’s effective tax rate differs from its combined U.S. federal, state, and local corporate statutory tax rate primarily due to income earned at the REIT, which is not subject to tax, due to the deduction for qualifying distributions made by the Company, and any change in the valuation allowance as disclosed in further detail below. The tax expense attributable to its TRS is recorded in the "Non-investment related expenses" line item on the consolidated statement of operations. The below table details the tax expense attributable to the TRS for the three and six months ended June 30, 2023 and 2022 (in thousands).

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Income tax expense	$—	$6	$225	$15

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax reporting purposes at the TRS level. As of June 30, 2023 and December 31, 2022, the Company recorded a deferred tax asset of approximately $30.7 million and $30.2 million, respectively, relating to net operating loss carryforwards, capital loss carryforwards, and basis differences of certain investments held within TRSs. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences become deductible. The Company concluded it is more likely than not the deferred tax asset will not be realized and established a full valuation allowance as of June 30, 2023 and December 31, 2022.

Uncertain Income Tax Positions

Based on its analysis of any potential uncertain income tax positions, the Company concluded it did not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of June 30, 2023 and December 31, 2022. The Company’s federal income tax returns for the last three tax years are open to examination by the Internal Revenue Service. There are no ongoing U.S. federal, state or local tax examinations related to the Company. In the event that the Company incurs income tax related interest and penalties, its policy is to classify them as a component of provision for income taxes.

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
June 30, 2023
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

The below table details the management fees incurred during the three and six months ended June 30, 2023 and 2022 (in thousands).

	Three Months Ended		Six Months Ended
Consolidated statements of operations line item:	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Management fee to affiliate	$2,061	$1,958	$4,136	$3,920

As of June 30, 2023 and December 31, 2022, the Company recorded management fees payable of $2.1 million and $2.1 million, respectively. The management fee payable is included within the "Due to affiliates" item within the "Other liabilities" line item on the consolidated balance sheets.

Incentive fee

The Manager is entitled to an annual incentive fee with respect to each applicable fiscal year, which will be equal to 15% of the amount by which the Company's cumulative adjusted net income from November 22, 2021 exceeds the cumulative hurdle amount, which represents an 8% return (cumulative, but not compounding) on an equity hurdle base consisting of the sum of (i) $341.5 million and (ii) the gross proceeds of any subsequent public or private common stock offerings by the Company. The annual incentive fee will be payable in cash, or, at the option of the Company's Board of Directors, shares of common stock or a combination of cash and shares.

The Manager waived the annual incentive fee with respect to the fiscal years ending December 31, 2021 and December 31, 2022, and the annual incentive fee will first be payable with respect to the fiscal year ending December 31, 2023. During the three and six months ended June 30, 2023, the Company did not incur any incentive fee expense.

Termination fee

Upon the occurrence of (i) the Company’s termination of the management agreement without cause or (ii) the Manager’s termination of the management agreement upon a breach by the Company of any material term of the management agreement, the Manager will be entitled to a termination fee equal to three times the average annual management fee during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter. As of June 30, 2023 and December 31, 2022, no event of termination of the management agreement had occurred.

Expense reimbursement

The Company is required to reimburse the Manager or its affiliates for operating expenses which are incurred by the Manager or its affiliates on behalf of the Company, including expenses relating to legal, accounting, due diligence, and other services. The Company’s reimbursement obligation is not subject to any dollar limitation; however, the reimbursement is subject to an annual budget process which combines guidelines from the management agreement with oversight by the Company’s Board of Directors.

The Company reimburses the Manager or its affiliates for the Company’s allocable share of the compensation, including, without limitation, annual base salary, bonus, any related withholding taxes, and employee benefits paid to (i) the Company’s chief financial officer based on the percentage of time spent on Company affairs, (ii) the Company’s general counsel based on the percentage of time spent on the Company’s affairs, and (iii) other corporate finance, tax, accounting, internal audit, legal, risk management, operations, compliance, and other non-investment personnel of the Manager and its affiliates who spend all or a portion of their time managing the Company’s affairs based upon the percentage of time devoted by such personnel to the Company’s affairs. In their capacities as officers or personnel of the Manager or its affiliates, they devote such portion of their time to the Company’s affairs as is necessary to enable the Company to operate its business.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2023

The below table details the expense reimbursement incurred during the three and six months ended June 30, 2023 and 2022 (in thousands).

	Three Months Ended		Six Months Ended
Consolidated statements of operations line item:	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Non-investment related expenses	$1,400	$1,405	$2,800	$2,810
Investment related expenses	110	241	212	376
Transaction related expenses	318	775	381	1,746
Expense reimbursements to Manager or its affiliates	$1,828	$2,421	$3,393	$4,932

As of June 30, 2023 and December 31, 2022, the Company recorded a reimbursement payable to the Manager or its affiliates of $2.2 million and $1.3 million, respectively. The reimbursement payable to the Manager or its affiliates is included within the "Due to affiliates" item within the "Other liabilities" line item on the consolidated balance sheets.

Restricted stock grants

Equity Incentive Plans

Effective on April 15, 2020 upon the approval of the Company's stockholders at its 2020 annual meeting of stockholders, the 2020 Equity Incentive Plan provides for a maximum of 666,666 shares of common stock to be issued. The maximum number of shares of common stock granted during a single fiscal year to any non-employee director, taken together with any cash fees paid to such non-employee director during any fiscal year, shall not exceed $300,000 in total value (calculating the value of any such awards based on the grant date fair value). As of June 30, 2023, 520,182 shares of common stock were available to be awarded under the 2020 Equity Incentive Plan.

Since inception of the 2020 Equity Incentive Plan and through June 30, 2023, the Company has granted an aggregate of 146,484 shares of restricted common stock to its independent directors under its 2020 Equity Incentive Plan, all of which have vested.

Manager Equity Incentive Plans

Following approval of the Company's stockholders at its 2021 annual meeting of stockholders, the AG Mortgage Investment Trust, Inc. 2021 Manager Equity Incentive Plan (the "2021 Manager Plan") became effective on April 7, 2021 and provides for a maximum of 573,425 shares of common stock that may be subject to awards thereunder to the Manager. As of June 30, 2023, there were no shares or awards issued under the 2021 Manager Plan.

Director compensation

As of June 30, 2023, the Company's Board of Directors consisted of four independent directors. The annual base director's fee for each independent director is $150,000, $70,000 of which is payable on a quarterly basis in cash and $80,000 of which is payable on a quarterly basis in shares of restricted common stock. The number of shares of restricted common stock to be issued each quarter to each independent director is determined based on the average of the high and low prices of the Company’s common stock on the New York Stock Exchange on the last trading day of each fiscal quarter. To the extent that any fractional shares would otherwise be issuable and payable to each independent director, a cash payment is made to each independent director in lieu of any fractional shares. All directors’ fees are paid pro rata (and restricted common stock grants determined) on a quarterly basis in arrears, and shares issued are fully vested and non-forfeitable. These shares may not be sold or transferred by such director during the time of their service as an independent member of the Company’s Board of Directors.

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
June 30, 2023
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

Summary of investments in debt and equity of affiliates and related earnings

The below table summarizes the components of the "Investments in debt and equity of affiliates" line item on the Company's consolidated balance sheets as of June 30, 2023 and December 31, 2022 (in thousands).

	June 30, 2023			December 31, 2022
	Assets	Liabilities	Equity	Assets	Liabilities	Equity
Non-QM Securities (1)	$30,804	$(14,075)	$16,729	$31,067	$(16,409)	$14,658
Land Related Financing (2)	9,581	—	9,581	10,688	—	10,688
Re/Non-Performing Securities	7,297	(3,657)	3,640	7,854	(4,406)	3,448
Total Residential Investments	47,682	(17,732)	29,950	49,609	(20,815)	28,794

AG Arc, at fair value	37,447	—	37,447	39,680	—	39,680

Cash and Other assets/(liabilities)	1,440	(687)	753	3,290	(700)	2,590

Investments in debt and equity of affiliates	$86,569	$(18,419)	$68,150	$92,579	$(21,515)	$71,064
(1)As of June 30, 2023 and December 31, 2022, MATT only holds retained tranches from past securitizations which continue to pay down and the Company does not expect to acquire additional investments within this equity method investment.
(2)Land Related Financing continues to pay down and the Company does not expect to originate new loans within this equity method investment.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2023
The below table reconciles the net income/(loss) to the "Equity in earnings/(loss) from affiliates" line item on the Company's consolidated statements of operations for the three and six months ended June 30, 2023 and 2022 (in thousands).

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Non-QM Securities	$349	$(370)	$1,974	$(1,259)
Land Related Financing	402	446	741	948
Re/Non-Performing Securities	(281)	(172)	(89)	(169)
AG Arc (1)	(32)	(5,710)	(2,172)	(7,380)
Equity in earnings/(loss) from affiliates	$438	$(5,806)	$454	$(7,860)
(1)Earnings/(loss) recognized by AG Arc do not include the Company's portion of gains or losses recorded by Arc Home in connection with the sale of residential mortgage loans to the Company. Refer to "Transactions with Arc Home" below for more information on this accounting policy.

Transactions with affiliates

Transactions with Red Creek Asset Management LLC

In connection with the Company’s investments in residential mortgage loans, the Company engages asset managers to provide advisory, consultation, asset management, and other services. The Company engaged Red Creek Asset Management LLC (the "Asset Manager"), a related party of the Manager and direct subsidiary of Angelo Gordon, as the asset manager for certain of its residential mortgage loans. The Company pays the Asset Manager asset management fees which are assessed periodically and determined to be commercially reasonable by a third-party valuation firm. The below details the fees paid by the Company to the Asset Manager during the three and six months ended June 30, 2023 and 2022 (in thousands).

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Fees paid to Asset Manager	$680	$609	$1,363	$1,182

As of June 30, 2023 and December 31, 2022, the Company recorded asset management fees payable of $0.2 million and $0.2 million, respectively. Asset management fees payable are included within the "Due to affiliates" item within the "Other liabilities" line item on the consolidated balance sheets.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2023
Transactions with Arc Home

Arc Home may sell loans to the Company, third-parties, or affiliates of the Manager. The below table details the unpaid principal balance of Non-Agency Loans and Agency-Eligible Loans sold to the Company and private funds under the management of Angelo Gordon during the three and six months ended June 30, 2023 and 2022 (in thousands).

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Residential mortgage loans sold by Arc Home to the Company	$193,207	$300,250	$193,207	$678,082
Residential mortgage loans sold by Arc Home to private funds under the management of Angelo Gordon	31,063	6,089	121,647	131,791

In connection with the sale of loans from Arc Home to the Company, the Company eliminates any intra-entity profits or losses typically recognized through the "Equity in earnings/(loss) from affiliates" line item on the Company's consolidated statement of operations and adjusts the cost basis of the underlying loans resulting in unrealized gains or losses on the underlying loans. The table below summarizes intra-entity profits eliminated during the three and six months ended June 30, 2023 and 2022 (in thousands).

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Intra-Entity Profits Eliminated	$341	$1,758	$341	$4,114

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

Date	Transaction	Fair Value (1)	Pricing Methodology
June 2023	Purchase of Real Estate Securities	$0.3	Competitive biding process (2)
(1)As of the transaction date.
(2)The Company submitted an offer to purchase the securities from an affiliate in a competitive bidding process, which allowed the Company to confirm third-party market pricing and best execution.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2023
11. Equity

Stock repurchase programs

On November 3, 2015, the Company’s Board of Directors authorized a stock repurchase program (the "2015 Repurchase Program") to repurchase up to $25.0 million of the Company's outstanding common stock. As of June 30, 2022 the $25.0 million maximum repurchase amount authorized under the 2015 Repurchase Program was fully utilized. The table below details the Company's share repurchases under the 2015 Repurchase Program during the six months ended June 30, 2022:

Three Months Ended (1)	Total Number of Shares Purchased	Weighted Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value that May Yet Be Purchased Under the Program (2)
March 31, 2022	—	$—	—	$11,043,506
June 30, 2022	1,433,851	7.70	1,433,851	—
Total	1,433,851	$7.70	1,433,851	$—
(1)Based on trade date.
(2)Includes brokerage commissions and clearing fees.

On August 3, 2022, the Company's Board of Directors authorized a stock repurchase program (the "2022 Repurchase Program") to repurchase up to $15.0 million of the Company’s outstanding common stock on substantially the same terms as the 2015 Repurchase Program. The 2022 Repurchase Program does not have an expiration date and permits the Company to repurchase its shares through various methods, including open market repurchases, privately negotiated block transactions and Rule 10b5-1 plans. The Company may repurchase shares of its common stock from time to time in compliance with SEC regulations and other legal requirements. The extent to which the Company repurchases its shares, and the timing, manner, price, and amount of any such repurchases, will depend upon a variety of factors including market conditions and other corporate considerations as determined by the Company’s management, as well as the limits of the 2022 Repurchase Program and the Company's liquidity and business strategy. The 2022 Repurchase Program does not obligate the Company to acquire any particular amount of shares and may be modified or discontinued at any time. As of June 30, 2023, approximately $1.5 million of common stock remained authorized for future share repurchases under the 2022 Repurchase Program. The table below details the Company's share repurchases under the 2022 Repurchase Program during the six months ended June 30, 2023:

Three Months Ended (1)	Total Number of Shares Purchased	Weighted Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value that May Yet Be Purchased Under the Program (2)
March 31, 2023	923,261	$5.68	923,261	$2,569,940
June 30, 2023	187,020	5.93	187,020	1,461,810
Total	1,110,281	$5.72	1,110,281	$1,461,810
(1)Based on trade date.
(2)Includes brokerage commissions and clearing fees.

On May 4, 2023, the Company's Board of Directors authorized a stock repurchase program (the "2023 Repurchase Program") to repurchase up to $15.0 million of the Company’s outstanding common stock on substantially the same terms as the 2022 Repurchase Program. As of June 30, 2023, the full $15.0 million authorized amount remains available for repurchase under the 2023 Repurchase Program. This authorization is in addition to the amount remaining under the 2022 Repurchase Program.

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
June 30, 2023
acquisition by the Company of shares of its own stock in excess of the aggregate par value of the shares first reduces additional paid-in capital, to the extent available, with any residual cost applied against retained earnings.

Equity distribution agreements

The Company has entered into an equity distribution agreement with each of Credit Suisse Securities (USA) LLC and JMP Securities LLC (collectively, the "Sales Agents"), which the Company refers to as the "Equity Distribution Agreements," pursuant to which the Company may sell up to $100.0 million aggregate offering price of shares of its common stock from time to time through the Sales Agents under the Securities Act of 1933. The Company did not issue any shares of common stock under the Equity Distribution Agreements during the three and six months ended June 30, 2023 and 2022. Since inception of the program, the Company has issued approximately 2.2 million shares of common stock under the Equity Distribution Agreements for gross proceeds of $48.3 million.

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

Preferred stock

The Company is authorized to designate and issue up to 50.0 million shares of preferred stock, par value $0.01 per share, in one or more classes or series. As of June 30, 2023 and December 31, 2022, there were 1.7 million, 3.7 million, and 3.7 million of Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock, respectively, issued and outstanding.

The following table includes a summary of preferred stock issued and outstanding as of June 30, 2023 ($ and shares in thousands).

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
(4)Dividends are payable quarterly in arrears on the 17th day of each March, June, September, and December and holders are entitled to receive cumulative cash dividends at the respective stated rate per annum before holders of common stock are entitled to receive any cash dividends.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2023

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

12. Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2023, the Company was not involved in any material legal proceedings.

The below table details the Company's outstanding commitments as of June 30, 2023 (in thousands).

Commitment type	Date of Commitment	Total Commitment	Funded Commitment	Remaining Commitment
Non-Agency and Agency-Eligible Loans (1)	Various	$225,745	$—	$225,745
(1)The Company entered into forward purchase commitments to acquire certain Non-Agency and Agency-Eligible Loans from Arc Home which have not yet settled as of June 30, 2023. Refer to Note 10 "Transactions with affiliates" for more information.

13. Subsequent Events

The Company announced that on July 31, 2023 its Board of Directors declared third quarter 2023 preferred stock dividends on its Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock in the amount of $0.51563, $0.50 and $0.50 per share, respectively. The dividends will be paid on September 18, 2023 to holders of record on August 31, 2023.

The Company sold Non-Agency Loans for gross proceeds of $68.9 million. These loans were recorded within the "Residential mortgage loans held for sale, at fair value" line item on the consolidated balance sheets as of June 30, 2023.

Proposed Western Asset Mortgage Capital Corporation Merger

As previously announced, on August 8, 2023, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Western Asset Mortgage Capital Corporation, a Delaware corporation ("WMC"), AGMIT Merger Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company ("Merger Sub"), and, solely for the purposes set forth in the Merger Agreement, the Manager. Pursuant to, and subject to the terms and conditions set forth in the Merger Agreement, WMC will merge with and into Merger Sub, with Merger Sub surviving (the "Merger").

The execution by the Company, Merger Sub, WMC and the Manager of the Merger Agreement was concurrent with the termination by WMC of the Agreement and Plan of Merger, dated as of June 27, 2023, by and among WMC, Maverick Merger Sub, LLC and Terra Property Trust, Inc. (the "TPT Merger Agreement"), on August 8, 2023, in accordance with its terms. On August 8, 2023, concurrently with the termination by WMC of the TPT Merger Agreement, the Company, on behalf of WMC, paid to Terra Property Trust, Inc. a termination fee of $3.0 million as required by the TPT Merger Agreement (the "TPT Termination Fee").

Under the terms of the Merger Agreement, at the effective time of the Merger (the "Effective Time"), each outstanding share of WMC common stock will be converted into the right to receive the following (the "Per Share Merger Consideration"): (i) 1.50 shares, or 9.2 million shares in aggregate, of the Company's common stock pursuant to a fixed exchange ratio (subject to adjustment for transaction expenses); and (ii) the per share portion of a cash payment from the Manager equal to the lesser of $7.0 million or approximately 9.9% of the aggregate Per Share Merger Consideration (any difference between $7.0 million and the approximately 9.9% cap will be used to benefit the combined company post-closing by offsetting reimbursable expenses that would otherwise be payable to the Manager). Additionally, the Manager, which will be the manager of the combined

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2023
company, will waive $2.4 million of management fees owed to it in the first year post-closing. Cash will be paid in lieu of any fractional shares of the Company's common stock that would otherwise have been received as a result of the Merger. For purposes of the transaction expenses adjustment, WMC's transaction expenses exclude (i) a $7.0 million termination fee payable by WMC to its existing manager in connection with the termination of the existing WMC management agreement, (ii) accrued but unpaid management fees and unreimbursed expenses owed to WMC's manager, (iii) transfer taxes, (iv) the costs of a D&O tail policy, and (v) the TPT Termination Fee. Additionally, at the Effective Time, M. Christian Mitchell and Lisa G. Quateman (together, the "WMC Director Designees"), each an independent director currently serving on WMC's board of directors, will be appointed to the Company's Board of Directors. The Company has further agreed to nominate the WMC Director Designees to the Company's Board of Directors at its next annual stockholder meeting following the Effective Time.

The Merger is expected to close in the fourth quarter of 2023, subject to the respective approvals by the Company's stockholders and WMC's stockholders and other customary closing conditions set forth in the Merger Agreement.

In connection with the proposed Merger with WMC, the Company and the Manager entered into an amendment (the "MITT Management Agreement Amendment") to the management agreement, pursuant to which (i) the Manager’s base management fee will be reduced by $0.6 million for the first four quarters following the Effective Time, beginning with the fiscal quarter in which the Effective Time occurs, and (ii) the Manager will waive its right to seek reimbursement from the Company for any expenses otherwise reimbursable by the Company under the management agreement in an amount equal to the excess, if any, of $7.0 million over the aggregate cash portion of the Per Share Merger Consideration paid by the Manager to the holders of WMC common stock in the Merger. The amendment will become effective automatically upon the closing of the Merger, and will have no force and effect if the Merger does not close.

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

These forward-looking statements are based upon information presently available to our management and are inherently subjective, uncertain and subject to change. There can be no assurance that actual results will not differ materially from our expectations. Some, but not all, of the factors that might cause such a difference include, without limitation:

•the persistence of labor shortages, supply chain imbalances, Russia’s invasion of Ukraine, inflation, lingering impact of the COVID-19 pandemic, and the potential for an economic recession;
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
•our ability to close anticipated loan sale transactions on the terms and timing anticipated or at all;
•on the changes in general economic conditions, in our industry and in the finance and real estate markets, including the impact on the value of our assets;
•conditions in the market for Residential Investments and Agency RMBS;
•legislative and regulatory actions by the U.S. Congress, U.S. Department of the Treasury, the Federal Reserve and other agencies and instrumentalities;
•our ability to make distributions to our stockholders in the future;
•our ability to maintain our qualification as a REIT for federal tax purposes;
•our ability to qualify for an exemption from registration under the Investment Company Act of 1940, as amended (the "Investment Company Act"); and
•our ability to successfully complete our proposed merger with Western Asset Mortgage Capital Corporation and/or realize all of the expected benefits or that such benefits may take longer to realize than expected (including because we incur significant costs associated with such merger).

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

Second Quarter 2023 Executive Summary

Investment Activity

•Purchased Non-Agency Loans with a fair value of $162.5 million;
•Purchased Agency-Eligible Loans with a fair value of $56.7 million; and
•Sold Non-Agency Loans for gross proceeds of $99.9 million.

Capital Activity

•As of June 30, 2023, we have $16.5 million of capacity remaining under our authorized common stock repurchase programs.
◦Repurchased 187,020 shares of common stock for $1.1 million during the three months ended June 30, 2023, representing a weighted average cost of $5.93 per share. Repurchases resulted in approximately 0.4% accretion to March 31, 2023 adjusted book value per share.

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

Our investment portfolio (which excludes our ownership in Arc Home) includes Residential Investments and Agency RMBS. Currently, our Residential Investments primarily consist of newly originated Non-Agency Loans and Agency-Eligible Loans, which we refer to as our target assets. In addition, we may also invest in other types of residential mortgage loans and other mortgage related assets. As of June 30, 2023, the Company's investment portfolio consisted of the following:

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
(1)These investments are included in the "Securitized residential mortgage loans, at fair value," "Securitized residential mortgage loans held for sale, at fair value," "Residential mortgage loans, at fair value," and "Residential mortgage loans held for sale, at fair value" line items on the consolidated balance sheets.
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

Proposed Western Asset Mortgage Capital Corporation Merger

As previously announced, on August 8, 2023, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Western Asset Mortgage Capital Corporation, a Delaware corporation ("WMC"), AGMIT Merger Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company ("Merger Sub"), and, solely for the purposes set forth in the Merger Agreement, our Manager. Pursuant to, and subject to the terms and conditions set forth in the Merger Agreement, WMC will merge with and into Merger Sub, with Merger Sub surviving (the "Merger").

The execution by the Company, Merger Sub, WMC and our Manager of the Merger Agreement was concurrent with the termination by WMC of the Agreement and Plan of Merger, dated as of June 27, 2023, by and among WMC, Maverick Merger Sub, LLC and Terra Property Trust, Inc. (the "TPT Merger Agreement"), on August 8, 2023, in accordance with its terms. On August 8, 2023, concurrently with the termination by WMC of the TPT Merger Agreement, we, on behalf of WMC, paid to Terra Property Trust, Inc. a termination fee of $3.0 million as required by the TPT Merger Agreement (the "TPT Termination Fee").

Under the terms of the Merger Agreement, at the effective time of the Merger (the "Effective Time"), each outstanding share of WMC common stock will be converted into the right to receive the following (the "Per Share Merger Consideration"): (i) 1.50 shares, or 9.2 million shares in aggregate, of the Company's common stock pursuant to a fixed exchange ratio (subject to adjustment for transaction expenses); and (ii) the per share portion of a cash payment from our Manager equal to the lesser of $7.0 million or approximately 9.9% of the aggregate Per Share Merger Consideration (any difference between $7.0 million and the approximately 9.9% cap will be used to benefit the combined company post-closing by offsetting reimbursable expenses that would otherwise be payable to our Manager). Additionally, our Manager, which will be the manager of the combined company, will waive $2.4 million of management fees owed to it in the first year post-closing. Cash will be paid in lieu of any fractional shares of the Company's common stock that would otherwise have been received as a result of the Merger. For purposes of the transaction expenses adjustment, WMC's transaction expenses exclude (i) a $7.0 million termination fee payable by WMC to its existing manager in connection with the termination of the existing WMC management agreement, (ii) accrued but unpaid management fees and unreimbursed expenses owed to WMC's manager, (iii) transfer taxes, (iv) the costs of a D&O tail policy and (v) the TPT Termination Fee. Additionally, at the Effective Time, M. Christian Mitchell and Lisa G. Quateman (together, the "WMC Director Designees"), each an independent director currently serving on WMC's board of directors, will be appointed to our Board of Directors. We have further agreed to nominate the WMC Director Designees to our Board of Directors at the next annual stockholder meeting following the Effective Time.

The Merger is expected to close in the fourth quarter of 2023, subject to the respective approvals by our stockholders and WMC's stockholders and other customary closing conditions set forth in the Merger Agreement.

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

On May 15, 2023, Angelo Gordon announced that it and certain of its affiliated entities entered into a transaction agreement (the "Transaction Agreement") with TPG Inc. ("TPG") and certain of its affiliated entities pursuant to which TPG has agreed to acquire Angelo Gordon on the terms and subject to the conditions set forth in the Transaction Agreement (the "TPG Transaction"). Following the TPG Transaction, Angelo Gordon, including our Manager, will be indirect subsidiaries of TPG. Our investment strategy and team remains unchanged, and the TPG Transaction is not expected to have a material impact on our operations.

The TPG Transaction is expected to close in the fourth quarter of 2023, subject to customary closing conditions, including Hart-Scott-Rodino Act filings, international regulatory approvals, and other client and third-party consents. Pursuant to the management agreement with our Manager, the closing of the TPG Transaction will result in an assignment of the management agreement. On July 31, 2023, our independent directors unanimously consented to such assignment. There will be no changes to the management agreement in connection with the TPG Transaction and the assignment of the management agreement will become effective upon the closing of the TPG Transaction.

Market Conditions

Financial markets continued to manage volatility during the second quarter of 2023 due to multiple factors including the impacts of inflation, the path of monetary policy and interest rates, the regional banking crisis, the U.S. debt ceiling, market uncertainty from the ongoing conflict in Ukraine and other geopolitical risks, and the lingering impact of the COVID-19 pandemic. While the regional banking crisis appears to have been contained, banks that failed were taken over by the FDIC and their assets continue to be liquidated into the third quarter of 2023. In early June 2023, Congress approved legislation that suspended the U.S. debt ceiling until 2025, and risk sentiment in the markets began to improve. However, benchmark interest rates continued to increase during the second quarter further exacerbating the inverted yield curve as the Federal Reserve increased the Fed Funds rate by 25 basis point in May and again in July in an effort to slow inflation.

Credit spreads for the securitized residential debt sector tightened during the quarter, having benefited from fixed income fund inflows and an improvement in the risk sentiment of the broader market. Trends in credit spreads on credit risk transfer ("CRT") assets are generally utilized by market participants as a proxy for evaluating credit related assets given the observability of transactions. CRT spreads showed significant improvement during the second quarter 2023, with subordinate credit tranches tightening anywhere from 50 to 350 basis points depending on positioning in the capital structure. In addition, senior Non-QM mortgage spreads tightened by approximately 15 basis points, and legacy RMBS spreads were 30 to 40 basis points tighter during the second quarter 2023. As spreads remain wider than February 2022 levels, a material amount of capacity for additional tightening exists for RMBS.

RMBS issuance fell by approximately 19% to $15 billion in the second quarter 2023, compared to $18.6 billion in the first quarter 2023, with Non-QM comprising a large share of the decline. Issuance fell sharply amid limited origination activity and higher securitization coupons. Year to date issuance in 2023 was $33.5 billion, decreasing approximately 66% from 2022 levels. Various reports from bank research departments expect issuance for the full year 2023 to be between $60 billion and $90 billion, down from $127 billion in 2022 and $213 billion in 2021.

After posting seven consecutive months of declines through February 2023, national home prices rose by 1.3% in each of March and April 2023, the latest data available. With these increases through April 2023, home prices are over 2% higher year to date 2023 and only 2.4% below their June 2022 peak.

Mortgage rates ended the quarter at approximately 6.7%, which was less than the Q4 2022 peaks of over 7% and slightly higher than rates of 6.2% as of Q1 2023. Amid persistently higher prevailing mortgage rates, home prices and activity have exceeded expectations with new home sales being a driving force, rising from 636 thousand in December 2022 to 763 thousand in May 2023. On the other hand, existing home sales were hampered by persistently limited listings. Total listings were 1.08 million in May 2023, which compares to 1.15 million in May 2022 and 1.91 million in 2019.

While homeownership affordability is near all-time lows, housing supply continues to be constrained and demand for housing remains evident as borrowers reset in a higher-rate environment.

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

Our investment portfolio and the related financing arrangements are presented along with a reconciliation to GAAP. This presentation of our investment portfolio is consistent with how our management team evaluates the business, and we believe this presentation, when considered with the GAAP presentation, provides supplemental information useful for investors in evaluating our investment portfolio and financial condition. See Note 10 to the "Notes to Consolidated Financial Statements (unaudited)" for a discussion of investments in debt and equity of affiliates. See below for further terms used when describing our investment portfolio.

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

	June 30, 2023	December 31, 2022
Book value per common share	$11.89	$11.39
Net proceeds of preferred stock less liquidation preference of preferred stock per common share (1)	(0.37)	(0.36)
Adjusted book value per common share	$11.52	$11.03
(1)Book value per common share is calculated using stockholders’ equity less net proceeds of $220.5 million on our issued and outstanding preferred stock as the numerator. Adjusted book value per common share is calculated using stockholders’ equity less the liquidation preference of $228.0 million on our issued and outstanding preferred stock as the numerator.

Results of Operations

Our operating results can be affected by a number of factors and primarily depend on the size and composition of our investment portfolio, the level of our net interest income, the fair value of our assets and the supply of, and demand for, our investments in residential mortgage loans in the marketplace, among other things, which can be impacted by unanticipated credit events, such as defaults, liquidations or delinquencies, experienced by borrowers whose residential mortgage loans are included in our investment portfolio and other unanticipated events in our markets. Our primary source of net income or loss available to common stockholders is our net interest income, inclusive of our cost or benefit of hedging, which represents the difference between the interest earned on our investment portfolio and the costs of financing and economic hedges in place on our investment portfolio, as well as any income or losses from our equity investments in affiliates.

Three Months Ended June 30, 2023 compared to the Three Months Ended June 30, 2022

The table below presents certain information from our consolidated statements of operations for the three months ended June 30, 2023 and 2022 (in thousands).

	Three Months Ended
	June 30, 2023	June 30, 2022	Increase/(Decrease)
Statement of Operations Data:
Net Interest Income
Interest income	$60,788	$39,410	$21,378
Interest expense	49,429	23,173	26,256
Total Net Interest Income	11,359	16,237	(4,878)

Other Income/(Loss)
Net interest component of interest rate swaps	1,784	(2,583)	4,367
Net realized gain/(loss)	1,944	308	1,636
Net unrealized gain/(loss)	(206)	(46,351)	46,145
Total Other Income/(Loss)	3,522	(48,626)	52,148

Expenses
Management fee to affiliate	2,061	1,958	103
Non-investment related expenses	2,574	2,535	39
Investment related expenses	2,232	2,300	(68)
Transaction related expenses	396	3,735	(3,339)
Total Expenses	7,263	10,528	(3,265)

Income/(loss) before equity in earnings/(loss) from affiliates	7,618	(42,917)	50,535

Equity in earnings/(loss) from affiliates	438	(5,806)	6,244
Net Income/(Loss)	8,056	(48,723)	56,779

Dividends on preferred stock	(4,586)	(4,586)	—

Net Income/(Loss) Available to Common Stockholders	$3,470	$(53,309)	$56,779

Interest income

Interest income is calculated using the effective interest method for our GAAP investment portfolio.

Interest income increased from the three months ended June 30, 2022 to the three months ended June 30, 2023 due to an increase in the size of our portfolio resulting from purchases of Non-Agency Loans and Agency-Eligible Loans during the period, as well as an increase in the weighted average yield. The following table presents a summary of the weighted average amortized cost and the weighted average yield on our GAAP investment portfolio for the three months ended June 30, 2023 and 2022 ($ in millions).

	Three Months Ended
	June 30, 2023	June 30, 2022	Increase/(Decrease)
Weighted average amortized cost of our GAAP investment portfolio	$4,846	$3,620	$1,226
Weighted average yield on our GAAP investment portfolio	5.02%	4.35%	0.67%

Interest expense

Interest expense is calculated based on the actual financing rate and the outstanding financing balance, inclusive of our financing arrangements and securitized debt, on our GAAP investment portfolio.

Interest expense increased from the three months ended June 30, 2022 to the three months ended June 30, 2023 due to an increase in the weighted average financing rate during the period resulting from increased interest rates and an increase in the amount of financing on our GAAP investment portfolio primarily resulting from the issuance of securitized debt. The following table presents a summary of the weighted average financing balance and the weighted average financing rate on our GAAP investment portfolio for the three months ended June 30, 2023 and 2022 ($ in millions).

	Three Months Ended
	June 30, 2023	June 30, 2022	Increase/(Decrease)
Weighted average GAAP financing balance	$4,469	$3,282	$1,187
Weighted average financing rate on our GAAP investment portfolio	4.42%	2.82%	1.60%

Net interest component of interest rate swaps

Net interest component of interest rate swaps represents the net interest income received or expense paid on our interest rate swaps.

We recorded income on the net interest component of interest rate swaps during the three months ended June 30, 2023 as a result of our swap portfolio being in a net receive position during the period, compared with an expense for the three months ended June 30, 2022 as a result of our swap portfolio being in a net pay position during the period. The following table presents a summary of our interest rate swap portfolio as of June 30, 2023 and 2022 ($ in millions).

	June 30, 2023	June 30, 2022	Increase/(Decrease)
Interest rate swap notional value	$607	$1,414	$(807)
Weighted average receive-variable rate	5.09%	1.42%	3.67%
Weighted average pay-fix rate	3.75%	1.84%	1.91%
Net weighted average (pay)/receive rate	1.34%	(0.42)%	1.76%

Net realized gain/(loss)

The following table presents a summary of Net realized gain/(loss) for the three months ended June 30, 2023 and 2022 (in thousands). The realized gain during the three months ended June 30, 2023 was driven by gains on the settlement of loans that were previously recorded as forward purchase commitments.

	Three Months Ended
	June 30, 2023	June 30, 2022
Sales of residential mortgage loans and loans transferred to or sold from Other assets	$(446)	$23
Sales of real estate securities	—	(17,832)
Settlement of derivatives and other instruments	2,390	18,117
Total Net realized gain/(loss)	$1,944	$308

Net unrealized gain/(loss)

The following table presents a summary of net unrealized gain/(loss) for the three months ended June 30, 2023 and 2022 (in thousands). During the three months ended June 30, 2023, unrealized losses on residential mortgage loans and real estate securities and unrealized gains on securitized debt and derivatives were primarily the result of rising interest rates during the period.

	Three Months Ended
	June 30, 2023	June 30, 2022
Residential mortgage loans	$(18,096)	$(138,822)
Real estate securities	(3,825)	17,517
Securitized debt	12,195	84,461
Derivatives	9,520	(9,507)
Total Net unrealized gain/(loss)	$(206)	$(46,351)

Management fee to affiliate

Our management fee is based upon a percentage of our Stockholders’ Equity. See the "Contractual obligations" section of this Item 2 for further detail on the calculation of our management fee and for the definition of Stockholders’ Equity. Management fees increased from the three months ended June 30, 2022 to the three months ended June 30, 2023 primarily due to an increase in our Stockholder's Equity as calculated pursuant to our Management Agreement.

Non-investment related expenses

Non-investment related expenses are primarily comprised of professional fees, directors’ and officers’ ("D&O") insurance, directors’ compensation, and certain non-investment related expenses reimbursable to our Manager or its affiliates. We are required to reimburse our Manager or its affiliates for operating expenses incurred by our Manager or its affiliates on our behalf, including certain compensation expenses and other expenses relating to legal, accounting, and other services. Refer to the "Contractual obligations" section below for more detail on certain expenses reimbursable to our Manager or its affiliates. The following table presents a summary of our non-investment related expenses for the three months ended June 30, 2023 and 2022 (in thousands).

	Three Months Ended
	June 30, 2023	June 30, 2022
Affiliate reimbursement	$1,400	$1,405
Professional Fees	510	470
D&O insurance	273	327
Directors' compensation	177	169
Other	214	164
Total Non-investment related expenses	$2,574	$2,535

Investment related expenses

Investment related expenses are primarily comprised of servicing fees, asset management fees, and certain investment related expenses reimbursable to the Manager. We are required to reimburse our Manager or its affiliates for operating expenses incurred by our Manager or its affiliates on our behalf associated with our investment portfolio. The following table presents a summary of our investment related expenses for the three months ended June 30, 2023 and 2022 (in thousands).

	Three Months Ended
	June 30, 2023	June 30, 2022
Affiliate reimbursement	$110	$241
Servicing fees	995	1,012
Residential mortgage loan asset management fees	654	638
Trustee and bank fees	367	215
Other	106	194
Total Investment related expenses	$2,232	$2,300

Transaction related expenses

Transaction related expenses are expenses associated with purchasing and securitizing residential mortgage loans as well as certain other transaction and performance related fees associated with assets we invest in. These fees decreased from the three months ended June 30, 2022 to the three months ended June 30, 2023 primarily due to less upfront expenses associated with securitizations. We completed two securitizations during the three months ended June 30, 2022 and no securitizations during the three months ended June 30, 2023.

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

	Three Months Ended
	June 30, 2023	June 30, 2022
MATT Non-QM Securities	$349	$(370)
Land Related Financing	402	446
Re/Non-Performing Securities	(281)	(172)
AG Arc	(32)	(5,710)
Equity in earnings/(loss) from affiliates	$438	$(5,806)

The below table further disaggregates our "Equity in earnings/(loss) from affiliates" line item on our consolidated statements of operations (in thousands).

	Three Months Ended
	June 30, 2023	June 30, 2022
Interest income	$1,753	$1,702
Interest expense	249	282
Total Net Interest Income	1,504	1,420

Net unrealized gain/(loss)	(879)	(1,398)

After-tax earnings/(loss) at AG Arc (1)	309	(1,253)
Net unrealized gain/(loss) on investment in AG Arc	—	(2,699)
Elimination of gains on loans sold to MITT (2)	(341)	(1,758)
Total AG Arc Earnings/(Loss)	(32)	(5,710)

Other operating expenses	155	118

Equity in earnings/(loss) from affiliates	$438	$(5,806)
(1)The earnings/(loss) at AG Arc during the three months ended June 30, 2023 were primarily the result of $0.4 million related to changes in the fair value of the MSR portfolio held by Arc Home, offset by $(0.1) million of losses related to Arc Home's lending and servicing operation. The earnings/(loss) at AG Arc during the three months ended June 30, 2022 were primarily the of $(1.6) million of losses related to Arc Home's lending and servicing operations, offset by $0.4 million related to changes in the fair value of the MSR portfolio held by Arc Home.
(2)The earnings recognized by AG Arc do not include our portion of gains recorded by Arc Home in connection with the sale of residential mortgage loans to us. Refer to Note 10 to the "Notes to Consolidated Financial Statements (unaudited)" for more information on this accounting policy.

Six Months Ended June 30, 2023 compared to the Six Months Ended June 30, 2022

The table below presents certain information from our consolidated statements of operations for the six months ended June 30, 2023 and 2022 (in thousands).

	Six Months Ended
	June 30, 2023	June 30, 2022	Increase/(Decrease)
Statement of Operations Data:
Net Interest Income
Interest income	$118,591	$72,827	$45,764
Interest expense	95,617	39,295	56,322
Total Net Interest Income	22,974	33,532	(10,558)

Other Income/(Loss)
Net interest component of interest rate swaps	2,804	(4,853)	7,657
Net realized gain/(loss)	2,044	9,091	(7,047)
Net unrealized gain/(loss)	8,511	(68,771)	77,282
Total Other Income/(Loss)	13,359	(64,533)	77,892

Expenses
Management fee to affiliate	4,136	3,920	216
Non-investment related expenses	5,394	5,209	185
Investment related expenses	4,558	4,321	237
Transaction related expenses	2,103	9,614	(7,511)
Total Expenses	16,191	23,064	(6,873)

Income/(loss) before equity in earnings/(loss) from affiliates	20,142	(54,065)	74,207

Equity in earnings/(loss) from affiliates	454	(7,860)	8,314
Net Income/(Loss)	20,596	(61,925)	82,521

Dividends on preferred stock	(9,172)	(9,172)	—

Net Income/(Loss) Available to Common Stockholders	$11,424	$(71,097)	$82,521

Interest income

Interest income increased from the six months ended June 30, 2022 to the six months ended June 30, 2023 due to an increase in the size of our portfolio resulting from purchases of Non-Agency Loans and Agency-Eligible Loans during the period, as well as an increase in the weighted average yield. The following table presents a summary of the weighted average amortized cost and the weighted average yield on our GAAP investment portfolio for the six months ended June 30, 2023 and 2022 ($ in millions).

	Six Months Ended
	June 30, 2023	June 30, 2022	Increase/(Decrease)
Weighted average amortized cost of our GAAP investment portfolio	$4,770	$3,491	$1,279
Weighted average yield on our GAAP investment portfolio	4.97%	4.17%	0.80%

Interest expense

Interest expense increased from the six months ended June 30, 2022 to the six months ended June 30, 2023 due to an increase in the weighted average financing rate during the period resulting from increased interest rates and an increase in the amount of financing on our GAAP investment portfolio primarily resulting from the issuance of securitized debt. The following table presents a summary of the weighted average financing balance of and the weighted average financing rate on our GAAP investment portfolio for the six months ended June 30, 2023 and 2022 ($ in millions).

	Six Months Ended
	June 30, 2023	June 30, 2022	Increase/(Decrease)
Weighted average GAAP financing balance	$4,379	$3,172	$1,207
Weighted average financing rate on our GAAP investment portfolio	4.37%	2.48%	1.89%

Net interest component of interest rate swaps

We recorded income on the net interest component of interest rate swaps during the six months ended June 30, 2023 as a result of our swap portfolio being in a net receive position during the period compared with an expense for the six months ended June 30, 2022 as a result of our swap portfolio being in a net pay position during the period. The following table presents a summary of our interest rate swap portfolio as of June 30, 2023 and 2022 ($ in millions).

	June 30, 2023	June 30, 2022	Increase/(Decrease)
Interest rate swap notional value	$607	$1,414	$(807)
Weighted average receive-variable rate	5.09%	1.42%	3.67%
Weighted average pay-fix rate	3.75%	1.84%	1.91%
Net weighted average (pay)/receive rate	1.34%	(0.42)%	1.76%

Net realized gain/(loss)

The following table presents a summary of Net realized gain/(loss) for the six months ended June 30, 2023 and 2022 (in thousands). The realized gain during the six months ended June 30, 2023 was driven by unwinding pay-fix, receive-variable interest rate swaps which were previously held at unrealized gains as a result of rising interest rates. This was offset by realized losses on sales of residential mortgage loans.

	Six Months Ended
	June 30, 2023	June 30, 2022
Sales of residential mortgage loans and loans transferred to or sold from Other assets	$(10,348)	$(35)
Sales of real estate securities	—	(34,672)
Settlement of derivatives and other instruments	12,392	43,798
Total Net realized gain/(loss)	$2,044	$9,091

Net unrealized gain/(loss)

The following table presents a summary of net unrealized gain/(loss) for the six months ended June 30, 2023 and 2022 (in thousands).

	Six Months Ended
	June 30, 2023	June 30, 2022
Residential mortgage loans	$79,105	$(296,969)
Real estate securities	302	6,092
Securitized debt	(60,447)	181,696
Derivatives	(10,449)	40,410
Total Net unrealized gain/(loss)	$8,511	$(68,771)

Management fee to affiliate

Our management fee is based upon a percentage of our Stockholders’ Equity. See the "Contractual obligations" section of this Item 2 for further detail on the calculation of our management fee and for the definition of Stockholders’ Equity. Management fees increased from the six months ended June 30, 2022 to the six months ended June 30, 2023 primarily due to an increase in our Stockholder's Equity as calculated pursuant to our Management Agreement.

Non-investment related expenses

The following table presents a summary of our non-investment related expenses for the six months ended June 30, 2023 and 2022 (in thousands).

	Six Months Ended
	June 30, 2023	June 30, 2022
Affiliate reimbursement	$2,800	$2,810
Professional Fees	1,062	937
D&O insurance	545	654
Directors' compensation	353	337
Other	634	471
Total Non-investment related expenses	$5,394	$5,209

Investment related expenses

The following table presents a summary of our investment related expenses for the six months ended June 30, 2023 and 2022 (in thousands).

	Six Months Ended
	June 30, 2023	June 30, 2022
Affiliate reimbursement	$212	$376
Servicing fees	2,045	2,019
Residential mortgage loan asset management fees	1,289	1,182
Trustee and bank fees	742	357
Other	270	387
Total Investment related expenses	$4,558	$4,321

Transaction related expenses

Transaction related expenses decreased from the six months ended June 30, 2022 to the six months ended June 30, 2023 primarily due to less upfront expenses associated with securitizations. We completed five securitizations during the six months ended June 30, 2022 and one securitization during the six months ended June 30, 2023.

Equity in earnings/(loss) from affiliates

The below tables summarize the components of the "Equity in earnings/(loss) from affiliates" line item on our consolidated statements of operations (in thousands).

	Six Months Ended
	June 30, 2023	June 30, 2022
MATT Non-QM Securities	$1,974	$(1,259)
Land Related Financing	741	948
Re/Non-Performing Securities	(89)	(169)
AG Arc	(2,172)	(7,380)
Equity in earnings/(loss) from affiliates	$454	$(7,860)

The below table further disaggregates our "Equity in earnings/(loss) from affiliates" line item on our consolidated statements of operations (in thousands).

	Six Months Ended
	June 30, 2023	June 30, 2022
Interest income	$3,513	$3,151
Interest expense	513	574
Total Net Interest Income	3,000	2,577

Net realized gain/(loss)	—	(7)
Net unrealized gain/(loss)	(85)	(2,820)
Total Other Income/(Loss)	(85)	(2,827)

After-tax earnings/(loss) at AG Arc (1)	(2,006)	1,892
Net unrealized gain/(loss) on investment in AG Arc	175	(5,158)
Elimination of gains on loans sold to MITT (2)	(341)	(4,114)
Total AG Arc Earnings/(Loss)	(2,172)	(7,380)

Other operating expenses	289	230

Equity in earnings/(loss) from affiliates	$454	$(7,860)
(1)The earnings/(loss) at AG Arc during the six months ended June 30, 2023 were primarily the result of $(1.2) million related to changes in the fair value of the MSR portfolio held by Arc Home coupled with $(0.8) million of losses related to Arc Home's lending and servicing operations. The earnings/(loss) at AG Arc during the six months ended June 30, 2022 were primarily the result of $3.5 million of gains related to changes in the fair value of the MSR portfolio held by Arc Home, offset by $(1.6) million of losses related to Arc Home's lending and servicing operations.
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

We define EAD, a non-GAAP financial measure, as Net Income/(loss) available to common stockholders excluding (i) (a) unrealized gains/(losses) on loans, real estate securities, derivatives and other investments, inclusive of our investment in AG

Arc, and (b) net realized gains/(losses) on the sale or termination of such instruments, (ii) any transaction related expenses incurred in connection with the acquisition, disposition, or securitization of our investments, (iii) accrued deal-related performance fees payable to third party operators to the extent the primary component of the accrual relates to items that are excluded from EAD, such as unrealized and realized gains/(losses), (iv) realized and unrealized changes in the fair value of Arc Home's net mortgage servicing rights and the derivatives intended to offset changes in the fair value of those net mortgage servicing rights, (v) deferred taxes recognized at our taxable REIT subsidiaries, if any, and (vi) any gains/(losses) associated with exchange transactions on our common and preferred stock. Items (i) through (vi) above include any amount related to those items held in affiliated entities. Management considers the transaction related expenses referenced in (ii) above to be similar to realized losses incurred at the acquisition, disposition, or securitization of an asset and does not view them as being part of its core operations. Management views the exclusion described in (iv) above to be consistent with how it calculates EAD on the remainder of its portfolio. Management excludes all deferred taxes because it believes deferred taxes are not representative of current operations. EAD includes the net interest income and other income earned on our investments on a yield adjusted basis, including TBA dollar roll income/(loss) or any other investment activity that may earn or pay net interest or its economic equivalent.

A reconciliation of "Net Income/(loss) available to common stockholders" to EAD for the three and six months ended June 30, 2023 and 2022 is set forth below (in thousands, except per share data).

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net Income/(loss) available to common stockholders	$3,470	$(53,309)	$11,424	$(71,097)
Add (Deduct):
Net realized (gain)/loss	(1,944)	(308)	(2,044)	(9,091)
Net unrealized (gain)/loss	206	46,351	(8,511)	68,771
Transaction related expenses and deal related performance fees (1)	452	3,957	2,252	10,089
Equity in (earnings)/loss from affiliates	(438)	5,806	(454)	7,860
EAD from equity method investments (2)(3)	(94)	(4,035)	(433)	(6,585)
Dollar roll income/(loss)	—	3,343	—	1,366
Earnings available for distribution	$1,652	$1,805	$2,234	$1,313

Earnings available for distribution, per Diluted Share	$0.08	$0.08	$0.11	$0.06
(1)For the three months ended June 30, 2023 and 2022, total transaction related expenses and deal related performance fees included $0.4 million and $3.8 million, respectively, recorded within the "Transaction related expenses" line item and $0.1 million and $0.2 million, respectively, recorded within the "Interest expense" line item, which relates to the amortization of deferred financing costs. For the six months ended June 30, 2023 and 2022, total transaction related expenses and deal related performance fees included $2.1 million and $9.6 million, respectively, recorded within the "Transaction related expenses" line item and $0.2 million and $0.5 million, respectively, recorded within the "Interest expense" lie item, which relates to the amortization of deferred financing costs.
(2)For the three months ended June 30, 2023 and 2022, $1.4 million or $0.07 per share and $2.3 million or $0.10 per share, respectively; and for the six months ended June 30, 2023 and 2022, $0.8 million or $0.04 per share and $6.8 million or $0.29 per share, respectively, of realized and unrealized changes in the fair value of Arc Home's net mortgage servicing rights and corresponding derivatives were excluded from EAD, net of deferred tax expense. Additionally, for the three months ended June 30, 2023 and 2022, $0.0 million or $0.00 per share and $(2.7) million or $(0.12) per share, respectively; and for the six months ended June 30, 2023 and 2022, $0.2 million or $0.01 per share and $(5.2) million or $(0.22) per share, respectively, of unrealized changes in the fair value of our investment in Arc Home were excluded from EAD.
(3)EAD recognized by AG Arc does not include our portion of gains recorded by Arc Home in connection with the sale of residential mortgage loans to us. For the three months ended June 30, 2023 and 2022, we eliminated $0.3 million or $0.02 per share and $1.8 million or $0.07 per share, respectively. For the six months ended June 30, 2023 and 2022, we eliminated $0.3 million or $0.02 per share and $4.1 million or $0.17 per share, respectively, of intra-entity profits recognized by Arc Home, and also decreased the cost basis of the underlying loans we purchased by the same amount. Refer to Note 10 to the "Notes to Consolidated Financial Statements (unaudited)" for more information on this accounting policy.

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

GAAP net interest margin and non-GAAP net interest margin, a non-GAAP financial measure, are calculated by subtracting the weighted average cost of funds from the weighted average yield for our GAAP investment portfolio and our investment portfolio, respectively. The weighted average yield represents an effective interest rate on our cost basis, which utilizes all estimates of future cash flows and adjusts for actual prepayment and cash flow activity as of quarter-end. The calculation of weighted average yield is weighted on fair value at quarter-end. The weighted average cost of funds is the sum of the weighted average funding costs on total financing arrangements outstanding at quarter-end, including all non-recourse financing arrangements, and our weighted average hedging cost or benefit, which is the weighted average of the net pay or receive rates on our interest rate swaps. GAAP and non-GAAP cost of funds are weighted by the outstanding financing arrangements on our GAAP investment portfolio and our investment portfolio, respectively, and the fair value of securitized debt at quarter-end.

Our leverage ratio is determined by our portfolio mix as well as many additional factors, including the liquidity of our portfolio, the availability and price of our financing, the available capacity to finance our assets, and anticipated regulatory developments. See the "Financing activities" section below for more detail on our leverage ratio.

Investment portfolio

The following tables present a summary of our investment portfolio, inclusive of net interest margin and leverage ratios, as of June 30, 2023 and a reconciliation of these metrics on our Investment Portfolio to their respective metrics on our GAAP Investment Portfolio ($ in thousands).

	June 30, 2023
	Investment			Securitized Debt			Cost of Funds (b)	Allocated Equity (c)	Net Interest Margin
Instrument	Amortized Cost	Fair Value	Yield (a)	Amortized Cost	Fair Value	Financing Arrangements				Leverage (d)
Residential Investments:
Securitized Non-Agency Loans	$4,016,376	$3,602,201	4.64%	$3,564,320	$3,232,488	$192,228	4.40%	$177,485	0.24%	1.1x
Securitized Re/Non-Performing Loans	278,493	259,089	6.62%	181,771	169,572	37,731	3.97%	51,786	2.65%	0.7x
Non-Agency Loans	180,146	179,510	7.01%	—	—	148,098	5.12%	31,412	1.89%	4.7x
Agency-Eligible Loans	61,837	60,696	6.43%	—	—	56,874	3.09%	3,822	3.34%	14.9x
Residential Whole Loans	1,274	2,870	90.06%	—	—	—	—%	2,870	90.06%	N/A
Land Related Financing	9,581	9,581	14.50%	—	—	—	—%	9,581	14.50%	N/A
Non-Agency	77,667	74,088	13.51%	—	—	40,452	5.31%	33,636	8.20%	0.8x
Total Residential Investments	$4,625,374	$4,188,035	5.13%	$3,746,091	$3,402,060	$475,383	4.39%	$310,592	0.74%	1.5x

Agency RMBS	$279,411	$278,497	5.80%	$—	$—	$269,360	4.68%	$9,137	1.12%	17.2x

Total Investment Portfolio	$4,904,785	$4,466,532	5.17%	$3,746,091	$3,402,060	$744,743	4.41%	$319,729	0.76%	2.2x
Cash and Cash Equivalents (e)								80,308	5.01%
Interest Rate Swaps (f)								15,552	1.34%
Arc Home								37,447
Non-Interest earning assets, net								7,689
Total Stockholders' Equity								$460,725		1.6x

	Investment			Securitized Debt			Cost of Funds (b)	Allocated Equity (c)	Net Interest Margin
	Amortized Cost	Fair Value	Yield (a)	Amortized Cost	Fair Value	Financing Arrangements				Leverage (d)
Total Investment Portfolio	$4,904,785	$4,466,532	5.17%	$3,746,091	$3,402,060	$744,743	4.41%	$319,729	0.76%	2.2x
Investments in Debt and Equity of Affiliates	48,749	47,682	17.36%	—	—	17,732	5.42%	29,950	11.94%	(g)
GAAP Investment Portfolio	$4,856,036	$4,418,850	5.04%	$3,746,091	$3,402,060	$727,011	4.40%	$289,779	0.64%	8.9x
(a)Excludes any net TBA positions.
(b)Includes the cost (interest expense) or benefit (interest income) from our interest rate swap hedges. The benefit of hedging as of June 30, 2023 was 0.20%.
(c)Allocated equity represents the investment fair value less the associated securitized debt and financing arrangements, where applicable.
(d)The leverage ratio on each asset class and on our investment portfolio represents Economic Leverage as defined below in the "Financing Activities" section and is calculated by dividing each investment type's total recourse financing arrangements less any cash posted as collateral by its equity invested inclusive of any cash collateral posted on financing arrangements. The Economic Leverage Ratio excludes any fully non-recourse financing arrangements and includes any net receivables or payables on TBAs. The leverage ratio on our GAAP Investment Portfolio represents GAAP leverage as defined below in the "Financing Activities" section.
(e)Cash and cash equivalents may include a portion of cash invested in money market funds. The yield represents the interest earned on money market funds as of period end.
(f)Interest rate swaps represents the sum of the net fair value of interest rate swaps and the margin posted on interest rate swaps as of period end. Yield on interest rate swaps represents the weighted average net receive/(pay) rate as of period end. The impact of the net interest component of interest rate swaps on the cost of funds is included within the respective investment portfolio asset line items.
(g)Refer to the "Financing activities" section below for an aggregate breakout of leverage.

The following tables present a summary of our investment portfolio, inclusive of net interest margin and leverage ratios, as of December 31, 2022 and a reconciliation of these metrics on our Investment Portfolio to their respective metrics on our GAAP Investment Portfolio ($ in thousands).

	December 31, 2022
	Investment			Securitized Debt			Cost of Funds (b)	Allocated Equity (c)	Net Interest Margin
Instrument	Amortized Cost	Fair Value	Yield (a)	Amortized Cost	Fair Value	Financing Arrangements				Leverage (d)
Residential Investments:
Securitized Non-Agency Loans	$3,904,841	$3,436,201	4.65%	$3,470,695	$3,078,593	$197,937	4.28%	$159,671	0.37%	1.2x
Securitized Re/Non-Performing Loans	288,138	270,945	6.66%	196,134	183,759	34,151	3.68%	53,035	2.98%	0.6x
Non-Agency Loans	398,392	371,161	5.54%	—	—	315,915	4.81%	55,246	0.73%	5.7x
Agency-Eligible Loans	48,675	46,862	5.99%	—	—	44,326	5.08%	2,536	0.91%	17.5x
Residential Whole Loans	1,520	3,428	72.78%	—	—	—	—%	3,428	72.78%	N/A
Land Related Financing	10,688	10,688	14.50%	—	—	—	—%	10,688	14.50%	N/A
Non-Agency	67,580	63,516	16.41%	—	—	35,510	5.42%	28,006	10.99%	0.7x
Total Residential Investments	$4,719,834	$4,202,801	5.13%	$3,666,829	$3,262,352	$627,839	4.31%	$312,610	0.82%	1.9x

Agency RMBS	$19,771	$19,124	7.54%	$—	$—	$14,163	4.54%	$4,961	3.00%	2.3x

Total Investment Portfolio	$4,739,605	$4,221,925	5.14%	$3,666,829	$3,262,352	$642,002	4.31%	$317,571	0.83%	1.9x
Cash and Cash Equivalents (e)								84,621	4.11%
Interest Rate Swaps (f)								8,727	1.53%
Arc Home								39,680
Non-Interest earning assets, net								12,201
Total Stockholders' Equity								$462,800		1.3x

	Investment			Securitized Debt			Cost of Funds (b)	Allocated Equity (c)	Net Interest Margin
	Amortized Cost	Fair Value	Yield (a)	Amortized Cost	Fair Value	Financing Arrangements				Leverage (d)
Total Investment Portfolio	$4,739,605	$4,221,925	5.14%	$3,666,829	$3,262,352	$642,002	4.31%	$317,571	0.83%	1.9x
Investments in Debt and Equity of Affiliates	50,592	49,609	18.05%	—	—	20,815	5.19%	28,794	12.86%	(g)
GAAP Investment Portfolio	$4,689,013	$4,172,316	4.99%	$3,666,829	$3,262,352	$621,187	4.31%	$288,777	0.68%	8.4x
(a)Excludes any net TBA positions.
(b)Includes the cost (interest expense) or benefit (interest income) from our interest rate swap hedges. The benefit of hedging as of December 31, 2022 was 0.13%.
(c)Allocated equity represents the investment fair value less the associated securitized debt and financing arrangements, where applicable.
(d)The leverage ratio on each asset class and on our investment portfolio represents Economic Leverage as defined below in the "Financing Activities" section and is calculated by dividing each investment type's total recourse financing arrangements less any cash posted as collateral by its equity invested inclusive of any cash collateral posted on financing arrangements. The Economic Leverage Ratio excludes any fully non-recourse financing arrangements and includes any net receivables or payables on TBAs. The leverage ratio on our GAAP Investment Portfolio represents GAAP leverage as defined below in the "Financing Activities" section.
(e)Cash and cash equivalents may include a portion of cash invested in money market funds. The yield represents the interest earned on money market funds as of period end.
(f)Interest rate swaps represents the sum of the net fair value of interest rate swaps and the margin posted on interest rate swaps as of period end. Yield on interest rate swaps represents the weighted average net receive/(pay) rate as of period end. The impact of the net interest component of interest rate swaps on the cost of funds is included within the respective investment portfolio asset line items.
(g)Refer to the "Financing activities" section below for an aggregate breakout of leverage.

The following table presents a reconciliation of our Investment Portfolio to our GAAP Investment Portfolio as of June 30, 2023 and December 31, 2022 ($ in thousands).

	June 30, 2023							December 31, 2022
Instrument	Current Face	Amortized Cost	Unrealized Mark-to-Market	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Yield	Weighted Average Life (Years)(3)	Fair Value (1)
Residential Investments:
Residential Mortgage Loans
Securitized Non-Agency Loans (4)	$3,964,449	$4,016,376	$(414,175)	$3,602,201	4.79%	4.64%	9.18	$3,436,201
Securitized Re- and Non-Performing Loans	312,093	278,493	(19,404)	259,089	3.91%	6.62%	6.38	270,945
Non-Agency Loans	178,573	180,146	(636)	179,510	7.64%	7.01%	3.53	371,161
Agency-Eligible Loans	60,494	61,837	(1,141)	60,696	7.34%	6.43%	3.23	46,862
Re- and Non-Performing Loans	3,072	1,274	1,596	2,870	N/A	90.06%	1.83	3,428
Land Related Financing	9,581	9,581	—	9,581	14.50%	14.50%	0.13	10,688
Total Residential Mortgage Loans	4,528,262	4,547,707	(433,760)	4,113,947	4.90%	4.98%	8.66	4,139,285
Non-Agency RMBS
Non-Agency Securities (5)	45,329	35,852	(3,457)	32,395	3.78%	6.69%	11.28	19,537
MATT Non-QM Securities (6)	26,599	31,329	(525)	30,804	0.89%	19.94%	3.19	31,067
Re/Non-Performing Securities (6)	5,516	7,839	(542)	7,297	3.27%	10.20%	1.26	7,854
Non-Agency RMBS Interest Only (6)(7)	N/A	2,647	945	3,592	0.38%	26.62%	3.25	5,058
Total Non-Agency RMBS	77,444	77,667	(3,579)	74,088	1.48%	13.51%	3.79	63,516
Total Residential Investments	4,605,706	4,625,374	(437,339)	4,188,035	4.68%	5.13%	8.16	4,202,801

Agency RMBS:
30 Year Fixed Rate	259,050	260,385	(27)	260,358	5.74%	5.64%	7.79	—
Interest Only (6)	N/A	19,026	(887)	18,139	2.82%	8.03%	6.60	19,124
Total Agency RMBS	259,050	279,411	(914)	278,497	4.79%	5.80%	7.40	19,124

Total: Investment Portfolio	$4,864,756	$4,904,785	$(438,253)	$4,466,532	4.69%	5.17%	8.11	$4,221,925
Less: Investments in Debt and Equity of Affiliates
Residential Mortgage Loans	$9,581	$9,581	$—	$9,581	14.50%	14.50%	0.13	$10,688
Non-Agency RMBS	$32,115	$39,168	$(1,067)	$38,101	1.25%	18.08%	3.02	$38,921
Total: GAAP Investment Portfolio	$4,823,060	$4,856,036	$(437,186)	$4,418,850	4.82%	5.04%	8.50	$4,172,316
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
(6)Interest Only have no principal balances and bear interest based on a notional balance. The notional balance is used solely to determine interest distributions on the interest only classes of securities. The MATT Non-QM Securities, Re/Non-Performing Securities, Non-Agency RMBS Interest Only, and Agency RMBS Interest Only line items include interest only classes with notional balances of $308.9 million, $26.4 million, $101.3 million, and $124.4 million, respectively.
(7)Includes Non-Agency RMBS Interest Only securities collateralized by non-QM loans.

Residential mortgage loans

See Note 3 to the "Notes to Consolidated Financial Statements (unaudited)" for information on credit quality and a breakout of geographic concentration of credit risk within loans we include in the "Securitized residential mortgage loans, at fair value," "Securitized residential mortgage loans held for sale, at fair value," "Residential mortgage loans, at fair value," and "Residential mortgage loans held for sale, at fair value" line items on our consolidated balance sheets.

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

	June 30, 2023		December 31, 2022
	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Securitized residential mortgage loans in Non-Agency VIEs	$3,964,449	$3,602,201	$3,841,265	$3,436,201
Securitized debt in Non-Agency VIEs (1)	3,633,043	3,232,488	3,527,304	3,078,593
Retained Certificates from Non-Agency VIEs (2)(3)(4)(5)		$369,713		$357,608

Retained interests in Non-Agency VIEs	Current Face	Fair Value	Current Face	Fair Value
Mezzanine Bonds	$23,348	$19,894	$17,382	$15,472
Subordinate Bonds	307,687	210,767	296,215	193,906
Interest Only / Excess Servicing Bonds (1)(6)	N/A	139,052	N/A	148,230
Retained Certificates from Non-Agency VIEs (2)(3)(4)(5)		$369,713		$357,608
Financing arrangements on retained Certificates from Non-Agency VIEs		192,228		197,937
Retained Certificates from Non-Agency VIEs, net of financing arrangements		$177,485		$159,671
(1)Interest Only have no principal balances and bear interest based on a notional balance. The notional balance is used solely to determine interest distributions on the interest only classes of securities. As of June 30, 2023 and December 31, 2022, the Securitized debt in Non-Agency VIEs line item includes interest only classes with notional balances of $137.9 million and $144.3 million, respectively. As of June 30, 2023 and December 31, 2022, the notional balance on Interest Only / Excess Servicing Bonds was $8.2 billion and $8.0 billion, respectively.
(2)Maximum loss exposure from our involvement with VIEs pertains to the fair value of the Certificates retained from the VIEs. We have no obligation to provide any other explicit or implicit support to the securitization trusts.
(3)As of June 30, 2023 and December 31, 2022, our equity at risk included bonds with a fair value of $228.0 million and $215.1 million, respectively, held in order to comply with Risk Retention Rules. We are generally required to hold the Required Credit Risk until the later of (i) the fifth anniversary of the securitization closing date and (ii) the date on which the aggregate unpaid principal balance of the mortgage loans has been reduced to 25% of the aggregate unpaid principal balance of the mortgage loans as of the securitization closing date, but no longer than the seventh anniversary of the closing date.
(4)As of June 30, 2023 and December 31, 2022, a portion of our equity at risk included bonds exposed to the first loss of the securitization with a fair value of $80.5 million and $84.7 million, respectively.
(5)Excludes net other asset/(liabilities) held within the VIEs of $4.4 million and $4.4 million as of June 30, 2023 and December 31, 2022, respectively.
(6)As the sponsor and depositor of each securitization, we may purchase all of the outstanding Certificates (an "Optional Redemption") following the earlier of (1) an applicable anniversary date (typically two or three years) of the respective securitization or (2) the date at which the unpaid principal balance of the applicable collateral has declined below a certain percentage (typically 10% to 30%) of the principal balance originally contributed to the securitization. As of June 30, 2023 and December 31, 2022, there were no securitizations which met the criteria for an Optional Redemption.

Non-Agency RMBS

The following table presents the fair value of our Non-Agency RMBS by credit rating as of June 30, 2023 and December 31, 2022 (in thousands).

Credit Rating - Non-Agency RMBS (1)	June 30, 2023	December 31, 2022
A	$6,433	$—
BBB	9,478	7,707
BB	10,255	8,096
B	14,085	12,814
Not Rated	33,837	34,899
Total: Non-Agency RMBS	$74,088	$63,516
Less: Investments in Debt and Equity of Affiliates	$38,101	$38,921
Total: GAAP Basis	$35,987	$24,595
(1)Represents the minimum rating for rated assets of S&P, Moody, Morningstar, and Fitch credit ratings, stated in terms of the S&P equivalent.

The following table presents the geographic concentration of the underlying collateral for our Non-Agency RMBS portfolio ($ in thousands).

June 30, 2023			December 31, 2022
State	Fair Value	Percentage	State	Fair Value	Percentage
California	$34,729	46.9%	California	$29,972	47.2%
New York	10,505	14.2%	New York	9,733	15.3%
Florida	4,698	6.3%	Florida	3,955	6.2%
Texas	2,797	3.8%	Texas	2,248	3.5%
New Jersey	2,375	3.2%	New Jersey	1,912	3.0%
Other	18,984	25.6%	Other	15,696	24.8%
Total	$74,088	100.0%	Total	$63,516	100.0%

Agency RMBS

Although our investment activities primarily include acquiring and securitizing newly-originated residential mortgage loans, from time to time we invest excess liquidity into Agency RMBS. The following table presents the fair value and the Constant Prepayment Rate ("CPR") experienced on our Agency RMBS portfolio for the periods presented ($ in thousands).

	Fair Value		CPR (1)
Agency RMBS	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
30 Year Fixed Rate	$260,358	$—	4.2%	—%
Interest Only	18,139	19,124	5.3%	11.0%
Total/Weighted Average	$278,497	$19,124	4.3%	11.0%
(1)Represents the weighted average monthly CPRs published during the period for our in-place portfolio.

Financing activities

We use leverage to finance the purchase of our investment portfolio. Our leverage has primarily been in the form of repurchase agreements and similar financing arrangements (which we refer to collectively as financing arrangements), and securitized debt.

Repurchase agreements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a "haircut." The size of the haircut reflects the perceived risk associated with the pledged asset. Haircuts may change as our financing arrangements mature or roll and are sensitive to governmental regulations. Interest rates for our financing arrangements are determined based on prevailing rates (typically a spread over a base rate) corresponding to the terms of the borrowings, and interest is paid on a monthly basis or, for shorter term arrangements, at the end of the term. Repurchase agreements typically have a term of up to one year for loans and a term of 30 to 90 days for securities. Repurchase agreements are generally mark-to-market with respect to margin calls and recourse to us. We had outstanding financing arrangements with six counterparties as of June 30, 2023 and December 31, 2022.

Our financing arrangements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each financing arrangement, typical supplemental terms include requirements of minimum equity and liquidity, leverage ratios, and performance triggers. In addition, some of the financing arrangements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that we fail to comply with the covenants contained in these financing arrangements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the associated agreement. As of June 30, 2023, we are in compliance with all of our financial covenants.

We also use securitized debt to finance our loan portfolio. Securitized debt is generally non-mark-to-market with respect to margin calls and non-recourse to us.

Recourse and non-recourse financing

The below table provides detail on the breakout between recourse and non-recourse financing as of June 30, 2023 and December 31, 2022 (in thousands).

	June 30, 2023	December 31, 2022
Recourse financing - Financing arrangements, including those in Investments in Debt and Equity of Affiliates	$730,668	$625,593
Non-recourse financing - Securitized debt, at fair value	3,402,060	3,262,352
Non-recourse financing - Financing arrangements included in Investments in Debt and Equity of Affiliates	14,075	16,409
Total Financing	4,146,803	3,904,354

Less:
Recourse financing - Financing arrangements included in Investments in Debt and Equity of Affiliates	3,657	4,406
Non-recourse financing - Financing arrangements included in Investments in Debt and Equity of Affiliates	14,075	16,409
Total Financing in Investments in Debt and Equity of Affiliates	17,732	20,815

Total Financing: GAAP Basis	$4,129,071	$3,883,539

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

June 30, 2023	Leverage	Stockholders’ Equity	Leverage Ratio
GAAP Securitized debt, at fair value	$3,402,060
GAAP Financing arrangements	727,011
Restricted cash posted on Financing arrangements	(8,262)
GAAP Leverage	$4,120,809	$460,725	8.9x
Financing arrangements through affiliated entities	17,732
Non-recourse financing arrangements (1)	(3,416,135)
Economic Leverage	$722,406	$460,725	1.6x
(1) Non-recourse financing arrangements include securitized debt and other non-recourse financing held within MATT.

December 31, 2022	Leverage	Stockholders’ Equity	Leverage Ratio
GAAP Securitized debt, at fair value	$3,262,352
GAAP Financing arrangements	621,187
Restricted cash posted on Financing arrangements	(3,357)
GAAP Leverage	$3,880,182	$462,800	8.4x
Financing arrangements through affiliated entities	20,790
Non-recourse financing arrangements (1)	(3,278,761)
Net TBA receivable/(payable) adjustment	(39,206)
Economic Leverage	$583,005	$462,800	1.3x
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

As described above, our distribution requirements are based on taxable income rather than GAAP net income. Differences between taxable income and GAAP net income include (i) unrealized gains and losses associated with investment and derivative portfolios which are marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized or settled, (ii) temporary differences related to amortization of premiums and discounts paid on investments, (iii) the timing and amount of deductions related to stock-based compensation, (iv) temporary differences related to the recognition of realized gains and losses on sold investments and certain terminated derivatives, (v) taxes, (vi) methods of depreciation and (vii) differences between GAAP income or losses in our TRSs’ and taxable income resulting from dividend distributions to the REIT from our TRSs'. Undistributed taxable income is based on current estimates and is not finalized until we file our annual tax return for that tax year, typically in October of the following year. We did not have any undistributed taxable income as of June 30, 2023.

The following table details our common stock dividends declared during the six months ended June 30, 2023 and 2022.

Six Months Ended June 30, 2023				Six Months Ended June 30, 2022
Declaration Date	Record Date	Payment Date	Cash Dividend Per Share	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
3/15/2023	3/31/2023	4/28/2023	$0.18	3/18/2022	3/31/2022	4/29/2022	$0.21
6/15/2023	6/30/2023	7/31/2023	0.18	6/15/2022	6/30/2022	7/29/2022	0.21
Total			$0.36	Total			$0.42

The following tables detail the dividends declared and paid on our 8.25% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock"), 8.00% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock"), and 8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock ("Series C Preferred Stock") (collectively, "preferred stock") during the six months ended June 30, 2023 and 2022.

2023			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	8.25% Series A	8.00% Series B	8.000% Series C
2/16/2023	2/28/2023	3/17/2023	$0.51563	$0.50	$0.50
5/4/2023	5/31/2023	6/20/2023	0.51563	0.50	0.50
Total			$1.03126	$1.00	$1.00

2022			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	8.25% Series A	8.00% Series B	8.000% Series C
2/18/2022	2/28/22022	3/17/2022	$0.51563	$0.50	$0.50
5/2/2022	5/31/2022	6/17/2022	0.51563	0.50	0.50
Total			$1.03126	$1.00	$1.00

Liquidity and capital resources

Our liquidity determines our ability to meet our cash obligations, including distributions to our stockholders, payment of our expenses, financing our investments and satisfying other general business needs.

Our principal sources of cash consist of borrowings under financing arrangements, principal and interest payments we receive on our investment portfolio, cash generated from our operating results, and proceeds from capital market transactions. We typically use cash to repay principal and interest on our financing arrangements, to purchase loans, real estate securities, and other real estate related assets, to make dividend payments on our capital stock, to repurchase our capital stock, and to fund our operations. We may also generate liquidity when restricted cash that was pledged as collateral for clearing and executing trades, derivatives, and financing arrangements becomes unrestricted when the related collateral requirements are exceeded or at the maturity of the derivative or financing arrangement. Refer to "—Margin requirements" below discussing instances where we may use liquidity to meet margin requirements. At June 30, 2023, we had $80.3 million of liquidity, all of which was cash and cash equivalents. Refer to the "Contractual obligations" section of this Item 2 for additional obligations that could impact our liquidity.

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

Cash flows

The below details changes to our cash, cash equivalents, and restricted cash for the six months ended June 30, 2023 and 2022 ($ in thousands).

	Six Months Ended
	June 30, 2023	June 30, 2022	Change
Cash and cash equivalents and restricted cash, Beginning of Period	$98,803	$100,229	$(1,426)

Net cash provided by (used in) operating activities (1)	15,093	12,898	2,195
Net cash provided by (used in) investing activities (2)	(156,759)	(761,877)	605,118
Net cash provided by (used in) financing activities (3)	148,227	789,400	(641,173)

Net change in cash and cash equivalents and restricted cash	6,561	40,421	(33,860)
Cash and cash equivalents and restricted cash, End of Period	$105,364	$140,650	$(35,286)
(1)Cash provided by operating activities is primarily attributable to net interest income less operating expenses for the six months ended June 30, 2023.
(2)Cash used in investing activities for the six months ended June 30, 2023 was primarily attributable to purchases of investments, offset by sales of investments and principal repayments on investments.
(3)Cash provided by financing activities for the six months ended June 30, 2023 was primarily attributable to the issuance of securitized debt and net borrowings under financing arrangements, offset by principal repayments on securitized debt, dividend payments, and common share repurchases.

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

The extent to which we repurchase our shares, and the timing, manner, price, and amount of any such repurchases, will depend upon a variety of factors including market conditions and other corporate considerations as determined by management, as well as the limits of the 2022 Repurchase Program and our liquidity and business strategy. The 2022 Repurchase Program does not obligate us to acquire any particular amount of shares and may be modified or discontinued at any time. As of the date of this filing, approximately $1.5 million of common stock remained authorized for future share repurchases under the 2022 Repurchase Program. See Note 11 in the "Notes to Consolidated Financial Statements (unaudited)" for additional details on the shares repurchased under the 2022 Repurchase Program during the three and six months ended June 30, 2023.

On May 4, 2023, our Board of Directors authorized a stock repurchase program (the "2023 Repurchase Program") to repurchase up to $15.0 million of our outstanding common stock on substantially the same terms as the 2022 Repurchase Program. As of the date of this filing, the full $15.0 million authorized amount remains available for repurchase under the 2023 Repurchase Program. This authorization is in addition to the amount remaining under the 2022 Repurchase Program.

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

Equity distribution agreements

On May 5, 2017, we entered into an equity distribution agreement with each of Credit Suisse Securities (USA) LLC and JMP Securities LLC (collectively, the "Sales Agents"), which we refer to as the "Equity Distribution Agreements," pursuant to which we may sell up to $100.0 million aggregate offering price of shares of our common stock from time to time through the Sales Agents, under the Securities Act of 1933. We did not issue any shares of common stock under the Equity Distribution Agreements during the three and six months ended June 30, 2023. Since inception of the program, we have issued approximately 2.2 million shares of common stock under the Equity Distribution Agreements for gross proceeds of $48.3 million.

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

Contractual obligations

Management agreement

The management agreement, as amended, provides for payment to the Manager of a management fee, an incentive fee, and reimbursements of certain expenses incurred by the Manager or its affiliates on behalf of us. The closing of the TPG Transaction will result in an assignment of the management agreement. On July 31, 2023, our independent directors unanimously consented to such assignment. There will be no changes to the management agreement in connection with the TPG Transaction and the assignment of the management agreement will become effective upon the closing of the TPG Transaction.

In connection with the proposed Merger with WMC, we and our Manager entered into an amendment (the "MITT Management Agreement Amendment") to the management agreement, pursuant to which (i) the Manager’s base management fee will be reduced by $0.6 million for the first four quarters following the Effective Time, beginning with the fiscal quarter in which the Effective Time occurs, and (ii) the Manager will waive its right to seek reimbursement from us for any expenses otherwise reimbursable by us under the management agreement in an amount equal to the excess, if any, of $7.0 million over the aggregate cash portion of the Per Share Merger Consideration paid by the Manager to the holders of WMC common stock in the Merger. The amendment will become effective automatically upon the closing of the Merger, and will have no force and effect if the Merger does not close.

Management fee

The management fee is calculated and payable quarterly in arrears in an amount equal to 1.50% of our Stockholders’ Equity, per annum. For purposes of calculating the management fee, "Stockholders’ Equity" means the sum of the net proceeds from any issuances of equity securities (including preferred securities) since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance, and excluding any future equity issuance to the Manager), plus our retained earnings at the end of such quarter (without taking into account any non-cash equity compensation expense or other non-cash items described below incurred in current or prior periods), less any amount that we pay for repurchases of our common stock, excluding any unrealized gains, losses or other non-cash items that have impacted stockholders’ equity as reported in our financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP, and certain other non-cash charges after discussions between the Manager and our independent directors and after approval by a majority of our independent directors. Stockholders’ Equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders’ equity shown on our financial statements. The below table details the management fees incurred during the three and six months ended June 30, 2023 and 2022 (in thousands).

	Three Months Ended		Six Months Ended
Consolidated statements of operations line item:	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Management fee to affiliate	$2,061	$1,958	$4,136	$3,920

As of June 30, 2023 and December 31, 2022, we have recorded management fees payable of $2.1 million and $2.1 million, respectively. The management fee payable is included within the "Due to affiliates" item within the "Other liabilities" line item on the consolidated balance sheets.

Incentive fee

The Manager is entitled to an annual incentive fee with respect to each applicable fiscal year, which will be equal to 15% of the amount by which our cumulative adjusted net income from November 22, 2021 exceeds the cumulative hurdle amount, which represents an 8% return (cumulative, but not compounding) on an equity hurdle base consisting of the sum of (i) $341.5 million and (ii) the gross proceeds of any subsequent public or private common stock offerings by us. The annual incentive fee will be payable in cash, or, at the option of our Board of Directors, shares of common stock or a combination of cash and shares.

The Manager waived the annual incentive fee with respect to the fiscal years ending December 31, 2021 and December 31, 2022, and the annual incentive fee will first be payable with respect to the fiscal year ending December 31, 2023. During the three and six months ended June 30, 2023, we did not incur any incentive fee expense.

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

The below table details the expense reimbursement incurred during the three and six months ended June 30, 2023 and 2022 (in thousands).

	Three Months Ended		Six Months Ended
Consolidated statements of operations line item:	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Non-investment related expenses	$1,400	$1,405	$2,800	$2,810
Investment related expenses	110	241	212	376
Transaction related expenses	318	775	381	1,746
Expense reimbursements to Manager or its affiliates	$1,828	$2,421	$3,393	$4,932

As of June 30, 2023 and December 31, 2022, we recorded a reimbursement payable to our Manager or its affiliates of $2.2 million and $1.3 million, respectively The reimbursement payable to the Manager or its affiliates is included within the "Due to affiliates" item within the "Other liabilities" line item on the consolidated balance sheets.

Share-based compensation

The AG Mortgage Investment Trust, Inc. 2020 Equity Incentive Plan, which became effective on April 15, 2020 following the approval of our stockholders at our 2020 annual meeting of stockholders, provides for a maximum of 666,666 shares of common stock that may be issued under the plan. The maximum number of shares of common stock granted during a single fiscal year to any non-employee director, taken together with any cash fees paid to such non-employee director during any fiscal year, shall not exceed $300,000 in total value (calculating the value of any such awards based on the grant date fair value). As of June 30, 2023, 520,182 shares of common stock were available to be awarded under the 2020 Equity Incentive Plan.

Since inception of the 2020 Equity Incentive Plan and through June 30, 2023, we have granted an aggregate of 146,484 shares of restricted common stock to our independent directors under our 2020 Equity Incentive Plan, all of which have vested.

The AG Mortgage Investment Trust, Inc. 2021 Manager Equity Incentive Plan (the "2021 Manager Plan"), which became effective on April 7, 2021 following the approval of our stockholders at our 2021 annual meeting of stockholders, provides for a maximum of 573,425 shares of common stock that may be subject to awards thereunder to our Manager. As of June 30, 2023, there were no shares or awards issued under the 2021 Manager Plan. Following the execution of the Third Amendment to our management agreement in November 2021 related to the incentive fee, our compensation committee no longer expects to continue its historical practice of making periodic equity grants to the Manager pursuant to the 2021 Manager Equity Incentive Plan.

Unfunded commitments

See Note 12 of the "Notes to Consolidated Financial Statements (unaudited)" for detail on our commitments as of June 30, 2023.

Off-balance sheet arrangements

Our investments in debt and equity of affiliates primarily consist of real estate securities and our interest in AG Arc. Investments in debt and equity of affiliates are accounted for using the equity method of accounting. Certain of our investments in debt and equity of affiliates securitize residential mortgage loans and retain interests in the subordinated tranches of the transferred assets. These retained interests are included in the MATT Non-QM Securities and Re/Non-Performing Securities line items of our investment portfolio. See Note 10 to the "Notes to Consolidated Financial Statements (unaudited)" for a discussion of investments in debt and equity of affiliates.

We record TBA purchases and sales on the trade date and present the purchase or receipt net of the corresponding payable or receivable until the settlement date of the transaction. Refer to Note 7 to the "Notes to Consolidated Financial Statements (unaudited)" for additional detail on TBAs as of June 30, 2023, if applicable.

For additional information on our commitments as of June 30, 2023, refer to Note 12 of the "Notes to Consolidated Financial Statements (unaudited)." We do not expect these commitments, taken as a whole, to be significant to, or to have a material impact on, our overall liquidity or capital resources or our operations.

Critical accounting policies and estimates

We prepare our consolidated financial statements in conformity with GAAP, which requires the use of estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of income and expenses during the reporting period. These estimates are based, in part, on our judgment and assumptions regarding various economic conditions that we believe are reasonable based on facts and circumstances existing at the time of reporting. We believe that the estimates, judgments and assumptions utilized in the preparation of our consolidated financial statements are prudent and reasonable. Although our estimates contemplate conditions as of June 30, 2023 and how we expect them to change in the future, it is reasonably possible that actual conditions could be different than anticipated in arriving at those estimates, which could materially affect reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the periods presented.

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

The following chart details information about our duration gap as of June 30, 2023.

Duration (1)(2)	Years
Agency RMBS	0.54
Residential Investments (3)	4.30
Hedges	(2.01)
Duration Gap	2.83
(1)Duration related to financing arrangements is netted within its respective line items.
(2)Duration does not include our investment in AG Arc LLC.
(3)Residential Investments are inclusive of forward purchase commitments to acquire Non-Agency Loans and Agency-Eligible Loans as of June 30, 2023.

The following table quantifies the estimated percent change in GAAP equity, the fair value of our assets, and projected net interest income should interest rates go up or down instantaneously by 25, 50, and 75 basis points, assuming (i) the yield curves of the rate shocks will be parallel to each other and the current yield curve and (ii) all other market risk factors remain constant. These estimates were compiled using a combination of third-party services and models, market data and internal models. All changes in equity, assets, and income are measured as percentage changes from the GAAP equity, assets, and projected net interest income from our base interest rate scenario. The base interest rate scenario assumes spot and forward interest rates existing as of June 30, 2023. Actual results could differ materially from these estimates.

Agency RMBS and Agency-Eligible Loan assumptions attempt to predict default and prepayment activity at projected interest rate levels. To the extent that these estimates or other assumptions do not hold true, actual results will likely differ materially from projections and could result in percentage changes larger or smaller than the estimates in the table below. Moreover, if different models were employed in the analysis, materially different projections could result. In addition, while the table below reflects the estimated impact of interest rate increases and decreases on a static portfolio as of June 30, 2023, our Manager may from time to time sell any of our investments as a part of the overall management of our investment portfolio.

Change in Interest Rates (basis points) (1)(2)	Change in Fair Value as a Percentage of GAAP Equity (3)	Change in Fair Value as a Percentage of Assets (3)	Percentage Change in Projected Net Interest Income (4)
75	(5.3)%	(0.5)%	0.2%
50	(3.5)%	(0.4)%	0.2%
25	(1.8)%	(0.2)%	0.1%
(25)	1.8%	0.2%	(0.1)%
(50)	3.6%	0.4%	(0.3)%
(75)	5.4%	0.5%	(0.6)%
(1)Includes investments held through affiliated entities that are reported as "Investments in debt and equity of affiliates" on our consolidated balance sheet, but excludes AG Arc.
(2)Does not include cash investments, which typically have overnight maturities and are not expected to change in value as interest rates change.
(3)Changes in fair value as a percentage of GAAP equity and assets are inclusive of forward purchase commitments to acquire Non-Agency Loans and Agency-Eligible Loans as of June 30, 2023.
(4)Interest income includes trades settled as of June 30, 2023.

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2023. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

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

In addition to the risks identified below, please refer to the risks identified under the caption "Risk Factors", in our Annual Report on Form 10-K for the year ended December 31, 2022 and our subsequent filings, which are available on the Securities and Exchange Commission’s website at www.sec.gov, and in the "Forward-Looking Statements" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" sections herein.

Risks Relating to the Proposed Merger with WMC

Completion of the Merger remains subject to conditions that we cannot control.

The Merger is subject to various closing conditions, including the approval of both our stockholders and the stockholders of WMC. There are no assurances that all of the conditions necessary to consummate the Merger will be satisfied or that the conditions will be satisfied in the time frame expected.

We may fail to realize all of the expected benefits of the Merger or those benefits may take longer to realize than expected.

The full benefits of the Merger may not be realized by us as expected or may not be achieved within the anticipated time-frame, or at all. Failure to achieve the anticipated benefits of the Merger could adversely affect our results of operations or cash flows, cause dilution to our earnings per share or book value per share, decrease or delay the expected accretive effect of the Merger, and negatively impact the share price of our common stock.

In addition, we will be required to devote significant attention and resources prior to closing to prepare for the post-closing operation of the combined company. Post-closing, we may be required to devote significant attention and resources to successfully integrate the WMC portfolio and operating business into our existing structure. This integration process may disrupt our business and, if ineffective, would limit the anticipated benefits of the Merger and could adversely affect our business.

We will incur direct and indirect costs as a result of the Merger.

We will incur substantial expenses in connection with and as a result of completing the WMC acquisition (including the Company's payment of the TPT Termination Fee) and, following completion, we may incur additional expenses in connection with combining the businesses, operations, policies and procedures of the two companies. Factors beyond our control could affect the total amount or timing of these expenses, many of which, by their nature, are difficult to estimate accurately.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 3, 2022, the Company’s Board of Directors authorized the 2022 Repurchase Program to repurchase up to $15.0 million of the Company's outstanding common stock. On May 4, 2023, the Company's Board of Directors authorized the 2023 Repurchase Program to repurchase up to $15.0 million of the Company’s outstanding common stock on substantially the same terms as the 2022 Repurchase Program. The Board's authorizations do not have an expiration date. The following table presents information related to our purchases of our common stock pursuant to the 2022 Repurchase Program during the three months ended June 30, 2023. There were no repurchases pursuant to the 2023 Repurchase Program during the three months ended June 30, 2023.

Period(1)	Total Number of Shares Purchased	Weighted Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value that May Yet Be Purchased Under the Program(2)
April 1, 2023 to April 30, 2023	144,772	$5.85	144,772	$1,723,659
May 1, 2023 to May 31, 2023	—	—	—	1,723,659
June 1, 2023 to June 30, 2023	42,248	6.20	42,248	1,461,810
Total	187,020	$5.93	187,020	$1,461,810
(1)Based on trade date.
(2)Includes brokerage commissions and clearing fees.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description
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

AG MORTGAGE INVESTMENT TRUST, INC.

August 9, 2023	By:	/s/ THOMAS J. DURKIN
Thomas J. Durkin
Chief Executive Officer and President (principal executive officer)

August 9, 2023	By:	/s/ ANTHONY W. ROSSIELLO
Anthony W. Rossiello
Chief Financial Officer (principal financial officer and principal accounting officer)