Form 10-Q
period 2023-09-30
AG Mortgage Investment Trust, Inc.
filed 2023-11-09
CIK 1514281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________

FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Yes   ☐     No   ☒

As of November 3, 2023, there were 20,234,983 outstanding shares of common stock of AG Mortgage Investment Trust, Inc.

AG MORTGAGE INVESTMENT TRUST, INC.

PART I

ITEM 1. FINANCIAL STATEMENTS

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands, except per share data)

	September 30, 2023	December 31, 2022
Assets
Securitized residential mortgage loans, at fair value - $512,146 and $423,967 pledged as collateral, respectively (1)	$4,343,371	$3,707,146
Residential mortgage loans, at fair value - $136,543 and $353,039 pledged as collateral, respectively	139,283	356,467
Residential mortgage loans held for sale, at fair value - $0 and $64,984 pledged as collateral, respectively	—	64,984
Real estate securities, at fair value - $170,213 and $41,653 pledged as collateral, respectively	170,213	43,719
Investments in debt and equity of affiliates	60,320	71,064
Cash and cash equivalents	118,735	84,621
Restricted cash	20,527	14,182
Other assets	29,307	27,595
Total Assets	$4,881,756	$4,369,778

Liabilities
Securitized debt, at fair value (1)	$3,831,515	$3,262,352
Financing arrangements	565,913	621,187
Dividend payable	3,639	3,846
Other liabilities (2)	30,267	19,593
Total Liabilities	4,431,334	3,906,978
Commitments and Contingencies (Note 12)
Stockholders’ Equity
Preferred stock - $227,991 aggregate liquidation preference	220,472	220,472
Common stock, par value $0.01 per share; 450,000 shares of common stock authorized and 20,219 and 21,284 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	202	212
Additional paid-in capital	772,525	778,606
Retained earnings/(deficit)	(542,777)	(536,490)
Total Stockholders’ Equity	450,422	462,800

Total Liabilities & Stockholders’ Equity	$4,881,756	$4,369,778
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

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net Interest Income
Interest income	$64,211	$50,190	$182,802	$123,017
Interest expense	52,692	34,699	148,309	73,994
Total Net Interest Income	11,519	15,491	34,493	49,023

Other Income/(Loss)
Net interest component of interest rate swaps	2,221	(996)	5,025	(5,849)
Net realized gain/(loss)	7,127	50,981	9,171	60,072
Net unrealized gain/(loss)	(8,768)	(54,261)	(257)	(123,032)
Total Other Income/(Loss)	580	(4,276)	13,939	(68,809)

Expenses
Management fee to affiliate (1)	2,054	2,064	6,190	5,984
Non-investment related expenses (1)	2,454	2,501	7,848	7,710
Investment related expenses (1)	2,347	2,568	6,905	6,889
Transaction related expenses (1)	7,597	5,325	9,700	14,939
Total Expenses	14,452	12,458	30,643	35,522

Income/(loss) before equity in earnings/(loss) from affiliates	(2,353)	(1,243)	17,789	(55,308)

Equity in earnings/(loss) from affiliates	188	(1,626)	642	(9,486)
Net Income/(Loss)	(2,165)	(2,869)	18,431	(64,794)

Dividends on preferred stock	(4,586)	(4,586)	(13,758)	(13,758)

Net Income/(Loss) Available to Common Stockholders	$(6,751)	$(7,455)	$4,673	$(78,552)

Earnings/(Loss) Per Share of Common Stock
Basic	$(0.33)	$(0.33)	$0.23	$(3.38)
Diluted	$(0.33)	$(0.33)	$0.23	$(3.38)

Weighted Average Number of Shares of Common Stock Outstanding
Basic	20,219	22,394	20,508	23,250
Diluted	20,219	22,394	20,508	23,250
(1)Refer to Note 10 for additional details on related party transactions.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands)

For the Three Months Ended September 30, 2023 and September 30, 2022
	Common Stock		Preferred Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)
	Shares	Amount				Total
Balance at July 1, 2023	20,205	$202	$220,472	$772,438	$(532,387)	$460,725
Grant of restricted stock	14	—	—	87	—	87
Common dividends declared	—	—	—	—	(3,639)	(3,639)
Preferred dividends declared	—	—	—	—	(4,586)	(4,586)
Net Income/(Loss)	—	—	—	—	(2,165)	(2,165)
Balance at September 30, 2023	20,219	$202	$220,472	$772,525	$(542,777)	$450,422

	Common Stock		Preferred Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)
	Shares	Amount				Total
Balance at July 1, 2022	22,490	$225	$220,472	$785,610	$(527,642)	$478,665
Repurchase of common stock	(385)	(4)	—	(2,335)	—	(2,339)
Grant of restricted stock	12	—	—	80	—	80
Common dividends declared	—	—	—	—	(4,655)	(4,655)
Preferred dividends declared	—	—	—	—	(4,586)	(4,586)
Net Income/(Loss)	—	—	—	—	(2,869)	(2,869)
Balance at September 30, 2022	22,117	$221	$220,472	$783,355	$(539,752)	$464,296

For the Nine Months Ended September 30, 2023 and September 30, 2022
	Common Stock		Preferred Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)
	Shares	Amount				Total
Balance at January 1, 2023	21,284	$212	$220,472	$778,606	$(536,490)	$462,800
Repurchase of common stock	(1,110)	(11)	—	(6,341)	—	(6,352)
Grant of restricted stock	45	1	—	260	—	261
Common dividends declared	—	—	—	—	(10,960)	(10,960)
Preferred dividends declared	—	—	—	—	(13,758)	(13,758)
Net Income/(Loss)	—	—	—	—	18,431	18,431
Balance at September 30, 2023	20,219	$202	$220,472	$772,525	$(542,777)	$450,422

	Common Stock		Preferred Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)
	Shares	Amount				Total
Balance at January 1, 2022	23,908	$239	$220,472	$796,469	$(446,800)	$570,380
Repurchase of common stock	(1,819)	(18)	—	(13,354)	—	(13,372)
Grant of restricted stock	28	—	—	240	—	240
Common dividends declared	—	—	—	—	(14,400)	(14,400)
Preferred dividends declared	—	—	—	—	(13,758)	(13,758)
Net Income/(Loss)	—	—	—	—	(64,794)	(64,794)
Balance at September 30, 2022	22,117	$221	$220,472	$783,355	$(539,752)	$464,296

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended
	September 30, 2023	September 30, 2022
Cash Flows from Operating Activities
Net income/(loss)	$18,431	$(64,794)
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Net amortization of premium/(discount)	6,684	3,816
Net realized (gain)/loss	(9,171)	(60,072)
Net unrealized (gain)/loss	257	123,032
Equity based compensation expense	261	240
Equity in (earnings)/loss from affiliates	(642)	9,486
Distributions of income from investments in debt and equity of affiliates	814	1,271
Change in operating assets/liabilities:
Other assets	(2,724)	(5,740)
Other liabilities	4,210	9,567
Net cash provided by (used in) operating activities	18,120	16,806

Cash Flows from Investing Activities
Purchase of residential mortgage loans	(951,478)	(2,440,718)
Purchase of real estate securities	(289,557)	(108,558)
Investments in debt and equity of affiliates	(4,107)	(1,720)
Proceeds from sales of residential mortgage loans	310,780	—
Proceeds from sales of real estate securities	149,556	526,813
Principal repayments on residential mortgage loans	260,367	393,170
Principal repayments on real estate securities	11,163	20,342
Distributions received in excess of income from investments in debt and equity of affiliates	16,466	9,824
Net settlement of interest rate swaps and other instruments	21,346	103,553
Net settlement of TBAs	(65)	2,789
Cash flows provided by (used in) other investing activities	3,939	2,865
Net cash provided by (used in) investing activities	(471,590)	(1,491,640)

Cash Flows from Financing Activities
Repurchase of common stock	(6,352)	(13,372)
Net borrowings under (repayments of) financing arrangements	(55,274)	(841,978)
Deferred financing costs paid	(9)	(310)
Proceeds from issuance of securitized debt	878,298	2,659,283
Principal repayments on securitized debt	(288,783)	(320,502)
Net collateral received from (paid to) derivative counterparty	(9,026)	19,444
Dividends paid on common stock	(11,167)	(14,766)
Dividends paid on preferred stock	(13,758)	(13,758)
Net cash provided by (used in) financing activities	493,929	1,474,041

Net change in cash and cash equivalents and restricted cash	40,459	(793)
Cash and cash equivalents and restricted cash, Beginning of Period	98,803	100,229
Cash and cash equivalents and restricted cash, End of Period	$139,262	$99,436

	Nine Months Ended
	September 30, 2023	September 30, 2022
Supplemental disclosure of cash flow information:
Cash paid for interest on financing arrangements and securitized debt	$133,716	$62,645
Cash paid for income taxes	$225	$23

Supplemental disclosure of non-cash financing and investing activities:
Common stock dividends declared but not paid	$3,639	$4,655
Purchase price payable on loans	$—	$794
Transfer from residential mortgage loans to other assets	$3,108	$1,857

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	September 30, 2023	September 30, 2022
Cash and cash equivalents	$118,735	$77,638
Restricted cash	20,527	21,798
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$139,262	$99,436

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2023

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

The Company was incorporated in the state of Maryland on March 1, 2011 and commenced operations in July 2011. The Company conducts its operations to qualify and be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). The Company is externally managed by AG REIT Management, LLC, a Delaware limited liability company (the "Manager"), a wholly-owned subsidiary of Angelo, Gordon & Co., L.P. ("Angelo Gordon"), a diversified credit and real estate investing platform within TPG Inc. ("TPG"). TPG (Nasdaq: TPG) is a leading global alternative asset management firm. The Manager has delegated to Angelo Gordon the overall responsibility of its day-to-day duties and obligations arising under the management agreement.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2023
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Proposed Acquisition of Western Asset Mortgage Capital Corporation

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

On November 7, 2023, the Company's stockholders approved the issuance of the Company's common stock in connection with the Merger with WMC at a special stockholders meeting. No further Company stockholder approval is required for the Merger. On November 7, 2023, WMC announced it adjourned its special stockholders meeting relating to the Merger until December 5, 2023, at 9:00 a.m., Pacific Time, online in a virtual-only meeting format, due to a lack of quorum and to allow further solicitation of proxies from WMC common stockholders for the approval of the Merger at such special stockholders meeting. The Merger is expected to close in the fourth quarter of 2023, subject to the satisfaction of certain customary conditions, including approval of WMC's common stockholders.

Under the terms of the Merger Agreement, at the effective time of the Merger (the "Effective Time"), each outstanding share of WMC common stock will be converted into the right to receive the following (the "Per Share Merger Consideration"): (i) 1.498 shares, or approximately 9.2 million shares in aggregate, of the Company's common stock; and (ii) the per share portion of a cash payment from the Manager equal to the lesser of $7.0 million or approximately 9.9% of the aggregate Per Share Merger Consideration. Cash will be paid in lieu of any fractional shares of the Company's common stock that would otherwise have been received as a result of the Merger.

In addition, on August 8, 2023, the Company and the Manager entered into an amendment (the “MITT Management Agreement Amendment”) to the existing management agreement, pursuant to which (i) the base management fee will be reduced by $0.6 million for the first four quarters (i.e., resulting in an aggregate $2.4 million waiver of base management fees) following the Effective Time, beginning with the fiscal quarter in which the Effective Time occurs, and (ii) the Manager will waive its right to seek reimbursement from the Company for any expenses otherwise reimbursable by the Company under the management agreement in an amount equal to the excess, if any, of $7.0 million over the aggregate cash portion of the Per Share Merger Consideration paid by the Manager to the holders of WMC common stock in the Merger. The MITT Management Agreement Amendment will become effective automatically upon the closing of the Merger, and will have no force and effect if the Merger does not close.

Further, in the Merger Agreement, the Company has agreed to take all necessary corporate action so that upon and after the Effective Time, the size of the Company's Board of Directors will be increased by two members, and M. Christian Mitchell and Lisa G. Quateman (the "WMC Director Designees") will be appointed to the Company's Board of Directors. The Company has further agreed to nominate the WMC Director Designees to the Company's Board of Directors at the next annual meeting following the Effective Time.

Concurrently with the execution of the Merger Agreement, WMC terminated its merger agreement (the "TPT Merger Agreement") with Terra Property Trust, Inc. ("TPT"). In connection with such termination, the Company, on behalf of WMC, paid to TPT a termination fee of $3.0 million as required by the TPT Merger Agreement (the "TPT Termination Fee").

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2023
2. Summary of significant accounting policies

Consolidation and basis of presentation

The accompanying unaudited consolidated financial statements and related notes have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. For the three months ended September 30, 2022, the Company reclassified $2.5 million and $1.6 million of other operating expenses into the "Non-investment related expenses" and "Investment related expenses" line items on the consolidated statement of operations, respectively. For the nine months ended September 30, 2022, the Company reclassified $7.7 million and $3.9 million of other operating expenses into the "Non-investment related expenses" and "Investment related expenses" line items on the consolidated statement of operations, respectively. Furthermore, for the three and nine months ended September 30, 2022, the Company reclassified $1.0 million and $3.0 million of servicing fees into the "Investment related expenses" line item on the consolidated statement of operations, respectively. These expenses were reclassified to conform to the current year presentation of expenses. In the opinion of management, all adjustments considered necessary for a fair statement of the Company’s financial position, results of operations, and cash flows have been included for the interim period and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.

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
September 30, 2023
ensuring that investors receive principal and/or interest cash flow on the investment in accordance with the terms of their investment agreement.

The Company enters into securitization transactions collateralized by its Non-Agency Loans/Agency-Eligible Loans and re- and non-performing loans (the trusts in which these loans are deposited are referred to as "Non-Agency VIEs" and "RPL/NPL VIEs", respectively), which may result in the Company consolidating the respective VIEs that are created to facilitate these securitizations. Based on the evaluations of each VIE, the Company may conclude that the VIEs should be consolidated and, as a result, transferred assets of these VIEs would be determined to be secured borrowings. Upon consolidation, the Company elected the fair value option pursuant to ASC 825 for the assets and liabilities of the Non-Agency VIEs and RPL/NPL VIEs. Electing the fair value option allows the Company to record changes in fair value in the consolidated statement of operations, which, in management's view, more appropriately reflects the results of operations for a particular reporting period as all activities will be recorded in a similar manner. The Company applied the guidance under ASC 810-10 (Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity) whereby the Company determines whether the fair value of the assets or liabilities of the Non-Agency VIEs and RPL/NPL VIEs are more observable as a basis for measuring the less observable financial instruments. The Company has determined that the fair value of the liabilities of the Non-Agency VIEs and RPL/NPL VIEs are more observable since the prices for these liabilities are more easily determined as similar instruments trade more frequently on a relative basis than the individual assets of the VIEs. See Note 3 for more detail regarding the Non-Agency VIEs and RPL/NPL VIEs and Note 5 for more detail related to the Company's determination of fair value for the assets and liabilities included within these VIEs.

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

The Company has transitioned from LIBOR to an alternative benchmark. The adoption of ASU 2020-04 and the LIBOR transition did not have a material impact on the consolidated financial statements. The Company's primary exposure to LIBOR has historically included its financing arrangements and derivative contracts. In addition, the Company's Series C Preferred Stock is set to transition to a floating rate in September of 2024. At the time of transition, the Company no longer had derivative contracts indexed to LIBOR and all LIBOR-based financing arrangements transitioned to alternative benchmark rates. The Company does not currently intend to amend the Series C Preferred Stock to change the existing LIBOR cessation fallback language.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2023
3. Loans

Residential mortgage loans

The table below details information regarding the Company’s residential mortgage loan portfolio as of September 30, 2023 and December 31, 2022 ($ in thousands). The gross unrealized gains/(losses) in the table below represent inception to date gains/(losses).

	Unpaid Principal Balance			Gross Unrealized			Weighted Average
September 30, 2023		Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years) (1)
Securitized residential mortgage loans, at fair value (2)
Non-Agency Loans (3)	$4,615,412	$50,676	$4,666,088	$4,843	$(509,182)	$4,161,749	5.18%	5.14%	9.81
Re- and Non-Performing Loans	223,136	(18,787)	204,349	144	(22,871)	181,622	3.81%	6.34%	6.08
Total Securitized residential mortgage loans, at fair value	$4,838,548	$31,889	$4,870,437	$4,987	$(532,053)	$4,343,371	5.12%	5.19%	9.64

Residential mortgage loans, at fair value
Non-Agency Loans	$88,800	$1,427	$90,227	$173	$(751)	$89,649	8.22%	7.44%	3.82
Agency-Eligible Loans	46,227	758	46,985	—	(91)	46,894	7.75%	7.10%	3.42
Re- and Non-Performing Loans	2,837	(1,745)	1,092	1,648	—	2,740	N/A	105.46%	1.76
Total Residential mortgage loans, at fair value	$137,864	$440	$138,304	$1,821	$(842)	$139,283	8.06%	9.26%	3.64

Total as of September 30, 2023	$4,976,412	$32,329	$5,008,741	$6,808	$(532,895)	$4,482,654	5.20%	5.32%	9.47

	Unpaid Principal Balance			Gross Unrealized			Weighted Average
December 31, 2022		Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years) (1)
Securitized residential mortgage loans, at fair value (2)
Non-Agency Loans (3)	$3,841,265	$63,576	$3,904,841	$—	$(468,640)	$3,436,201	4.82%	4.65%	10.20
Re- and Non-Performing Loans	325,120	(36,982)	288,138	1,972	(19,165)	270,945	3.68%	6.66%	6.33
Total Securitized residential mortgage loans, at fair value	$4,166,385	$26,594	$4,192,979	$1,972	$(487,805)	$3,707,146	4.73%	4.80%	9.90

Residential mortgage loans, at fair value
Non-Agency Loans (4)	$406,294	$(7,902)	$398,392	$2,775	$(30,006)	$371,161	5.36%	5.54%	6.14
Agency-Eligible Loans (4)	48,657	18	48,675	94	(1,907)	46,862	6.00%	5.99%	4.73
Re- and Non-Performing Loans	3,520	(2,000)	1,520	1,908	—	3,428	N/A	72.78%	1.87
Total Residential mortgage loans, at fair value	$458,471	$(9,884)	$448,587	$4,777	$(31,913)	$421,451	5.43%	6.13%	5.96

Total as of December 31, 2022	$4,624,856	$16,710	$4,641,566	$6,749	$(519,718)	$4,128,597	4.80%	4.93%	9.51
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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2023
The following tables present information regarding credit quality of the Company's residential mortgage loans ($ in thousands).

	Unpaid Principal Balance		Weighted Average (1)(2)		Aging by Unpaid Principal Balance (1)(3)
September 30, 2023		Loan Count (1)	Original LTV Ratio	Current FICO (4)	Current	30-59 Days	60-89 Days	90+ Days
Securitized residential mortgage loans
Non-Agency Loans	$4,615,412	10,869	69.18%	748	$4,519,171	$39,219	$21,336	$35,686
Re- and Non-Performing Loans	223,136	1,532	79.73%	656	153,564	19,517	6,942	43,113
Total Securitized residential mortgage loans	$4,838,548	12,401	69.67%	743	$4,672,735	$58,736	$28,278	$78,799
Residential mortgage loans
Non-Agency Loans	$88,800	153	75.09%	745	$83,668	$1,582	$1,583	$1,967
Agency-Eligible Loans	46,227	110	72.76%	773	46,227	—	—	—
Re- and Non-Performing Loans (1)	2,837	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Total Residential mortgage loans	$137,864	263	74.29%	754	$129,895	$1,582	$1,583	$1,967
Total as of September 30, 2023	$4,976,412	12,664	69.80%	744	$4,802,630	$60,318	$29,861	$80,766

	Unpaid Principal Balance		Weighted Average (1)(2)		Aging by Unpaid Principal Balance (1)(3)
December 31, 2022		Loan Count (1)	Original LTV Ratio	Current FICO (4)	Current	30-59 Days	60-89 Days	90+ Days
Securitized residential mortgage loans
Non-Agency Loans	$3,841,265	9,008	68.20%	739	$3,789,748	$31,272	$8,661	$11,584
Re- and Non-Performing Loans	325,120	2,226	79.61%	643	220,124	34,865	10,937	59,194
Total Securitized residential mortgage loans	$4,166,385	11,234	69.09%	731	$4,009,872	$66,137	$19,598	$70,778
Residential mortgage loans
Non-Agency Loans	$406,294	655	71.22%	734	$399,036	$4,967	$1,404	$887
Agency-Eligible Loans	48,657	138	70.94%	749	47,918	739	—	—
Re- and Non-Performing Loans (1)	3,520	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Total Residential mortgage loans	$458,471	793	71.19%	735	$446,954	$5,706	$1,404	$887
Total as of December 31, 2022	$4,624,856	12,027	69.29%	731	$4,456,826	$71,843	$21,002	$71,665
(1)Loan count, weighted average, and aging data excludes the Re- and Non-Performing Loans subcategory of Residential mortgage loans above as there may be limited data available regarding the underlying collateral of these residual positions.
(2)Amounts are weighted based on unpaid principal balance.
(3)As of September 30, 2023, the Company had securitized residential mortgage loans and residential mortgage loans that were 90+ days delinquent with a fair value of $28.3 million and loans in the process of foreclosure with a fair value of $43.3 million. As of December 31, 2022, the Company had securitized residential mortgage loans and residential mortgage loans that were 90+ days delinquent with a fair value of $31.4 million and loans in the process of foreclosure with a fair value of $33.7 million.
(4)Weighted average current FICO excludes borrowers where FICO scores were not available. Data is as of August 31, 2023 and November 30, 2022, respectively.

During the three and nine months ended September 30, 2023, the Company purchased residential mortgage loans, as detailed below (in thousands).

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Non-Agency Loans	$286,453	$291,196	$468,909	$476,674
Agency-Eligible Loans	418,248	414,560	473,749	471,223
Total	$704,701	$705,756	$942,658	$947,897

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2023
The Company did not sell any residential mortgage loans during the three and nine months ended September 30, 2022. During the three and nine months ended September 30, 2023, the Company sold residential mortgage loans as detailed below ($ in thousands).

	Three Months Ended September 30, 2023				Nine Months Ended September 30, 2023
	Number of Loans	Proceeds	Realized Gains	Realized Losses	Number of Loans	Proceeds	Realized Gains	Realized Losses
Non-Agency Loans	132	$73,778	$302	$(739)	413	$220,558	$1,353	$(11,884)
Agency-Eligible Loans	—	—	—	—	47	18,474	69	(85)
Re- and Non- Performing Loans	560	68,693	3,729	(4,068)	560	68,693	3,729	(4,068)

The Company’s residential mortgage loan portfolio consists of mortgage loans on residential real estate located throughout the United States. The following is a summary of the geographic concentration of credit risk as of September 30, 2023 and December 31, 2022 and includes states where the exposure is greater than 5% of the fair value the Company's residential mortgage loan portfolio.

Geographic Concentration of Credit Risk (1)	September 30, 2023	December 31, 2022
California	32%	33%
New York	14%	16%
Florida	11%	11%
Texas	6%	5%
New Jersey	5%	6%
(1)Excludes the Re- and Non-Performing Loans subcategory of Residential mortgage loans above as there may be limited data available regarding the underlying collateral of these residual positions.

The following is a summary of the changes in the accretable portion of the discount for the Company’s securitized re- and non-performing loan portfolio for the three and nine months ended September 30, 2023 and 2022, which is determined by the Company’s estimate of undiscounted principal expected to be collected in excess of the amortized cost of the mortgage loans (in thousands).

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Beginning Balance	$38,477	$43,901	$42,237	$46,521
Accretion	(1,127)	(1,587)	(3,698)	(5,012)
Reclassifications from/(to) non-accretable difference	(115)	1,579	(1,088)	2,384
Disposals	(13,655)	(141)	(13,871)	(141)
Ending Balance	$23,580	$43,752	$23,580	$43,752

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2023
Variable interest entities

The following table details certain information related to the assets and liabilities of the Non-Agency VIEs as of September 30, 2023 and December 31, 2022 ($ in thousands).

	September 30, 2023			December 31, 2022
	Carrying Value	Weighted Average		Carrying Value	Weighted Average
		Yield	Life (Years) (1)		Yield	Life (Years) (1)
Assets
Securitized residential mortgage loans, at fair value (2)	$4,161,749	5.14%	9.81	$3,436,201	4.65%	10.20
Other assets	23,100			15,350
Total Assets	$4,184,849			$3,451,551

Liabilities
Securitized debt, at fair value (2) (3)	$3,718,992	4.69%	6.87	$3,078,593	4.18%	7.49
Other liabilities	14,692			10,956
Total Liabilities	$3,733,684			$3,089,549

Total Equity (4)	$451,165			$362,002
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
(4)As of September 30, 2023 and December 31, 2022, the Company had outstanding financing arrangements of $242.9 million and $197.9 million, respectively, collateralized by $444.2 million and $357.6 million of the Company's retained interests in the Non-Agency VIEs, respectively. See Note 6 for more detail regarding the Company's financing arrangements.

The following table details certain information related to the assets and liabilities of the RPL/NPL VIEs as of September 30, 2023 and December 31, 2022 ($ in thousands).

	September 30, 2023			December 31, 2022
	Carrying Value	Weighted Average		Carrying Value	Weighted Average
		Yield	Life (Years) (1)		Yield	Life (Years) (1)
Assets
Securitized residential mortgage loans, at fair value	$181,622	6.34%	6.08	$270,945	6.66%	6.33
Restricted cash	9			1,194
Other assets	1,694			3,714
Total Assets	$183,325			$275,853

Liabilities
Securitized debt, at fair value (2)	$112,523	3.20%	3.87	$183,759	3.10%	3.13
Other liabilities	335			386
Total Liabilities	$112,858			$184,145

Total Equity (3)	$70,467			$91,708
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
(3)As of September 30, 2023 and December 31, 2022, the Company had outstanding financing arrangements of $46.6 million and $34.2 million, respectively, collateralized by $68.0 million and $66.4 million of the Company's retained interests in the RPL/NPL VIEs, respectively. See Note 6 for more detail regarding the Company's financing arrangements.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2023
4. Real Estate Securities

The following tables detail the Company’s real estate securities portfolio as of September 30, 2023 and December 31, 2022 ($ in thousands). The gross unrealized gains/(losses) in the tables below represent inception to date unrealized gains/(losses).

	Current Face	Premium / (Discount)	Amortized Cost	Gross Unrealized			Weighted Average
September 30, 2023				Gains	Losses	Fair Value	Coupon (1)	Yield
Non-Agency RMBS
GCAT Non-Agency RMBS (2) (3)
GCAT Non-Agency Securities	$14,894	$(174)	$14,720	$—	$(4,603)	$10,117	4.35%	4.66%
GCAT Non-Agency RMBS Interest Only (4)	N/A	N/A	2,534	1,845	—	4,379	0.52%	34.81%
Total GCAT Non-Agency RMBS	14,894	(174)	17,254	1,845	(4,603)	14,496	1.40%	13.77%
Non-Agency Securities (3)	30,313	(9,278)	21,035	281	(601)	20,715	3.78%	7.93%
Total Non-Agency RMBS	$45,207	$(9,452)	$38,289	$2,126	$(5,204)	$35,211	2.17%	10.34%

Agency RMBS
30 Year Fixed Rate	$120,102	$1,466	$121,568	$—	$(2,632)	$118,936	6.00%	5.79%
Interest Only (4)	N/A	N/A	16,365	301	(600)	16,066	3.93%	10.13%
Total Agency RMBS	$120,102	$1,466	$137,933	$301	$(3,232)	$135,002	5.17%	6.31%

Total as of September 30, 2023	$165,309	$(7,986)	$176,222	$2,427	$(8,436)	$170,213	4.21%	7.14%

	Current Face	Premium / (Discount)	Amortized Cost	Gross Unrealized			Weighted Average
December 31, 2022				Gains	Losses	Fair Value	Coupon (1)	Yield
Non-Agency RMBS
GCAT Non-Agency RMBS (2) (3)
GCAT Non-Agency Securities	$14,894	$(201)	$14,693	$—	$(4,834)	$9,859	4.34%	4.60%
GCAT Non-Agency RMBS Interest Only (4)	N/A	N/A	2,838	2,220	—	5,058	0.38%	34.42%
Total GCAT Non-Agency RMBS	14,894	(201)	17,531	2,220	(4,834)	14,917	1.23%	14.71%
Non-Agency Securities (3)	16,819	(6,674)	10,145	28	(495)	9,678	3.22%	8.47%
Total Non-Agency RMBS	$31,713	$(6,875)	$27,676	$2,248	$(5,329)	$24,595	1.62%	12.26%

Agency RMBS
Interest Only (4)	N/A	N/A	$19,771	$28	$(675)	$19,124	2.87%	7.54%

Total as of December 31, 2022	$31,713	$(6,875)	$47,447	$2,276	$(6,004)	$43,719	2.37%	10.20%
(1)Equity residual investments with a zero coupon rate are excluded from this calculation.
(2)GCAT Non-Agency RMBS are securities issued under Gold Creek Asset Trust ("GCAT"), which is the Angelo Gordon securitization shelf under which the Company or private funds under the management of Angelo Gordon securitize loans. Refer to the "Unconsolidated variable interest entities" section below for additional details on these securities.
(3)Includes Non-Agency Securities and Non-Agency RMBS Interest Only securities collateralized by non-QM loans and agency-eligible loans.
(4)Interest Only have no principal balances and bear interest based on a notional balance. The notional balance is used solely to determine interest distributions on the interest only classes of securities. As of September 30, 2023, the notional balances for the GCAT Non-Agency RMBS Interest Only and Agency RMBS Interest Only line items were $98.9 million and $79.9 million, respectively. As of December 31, 2022, the notional balances for the GCAT Non-Agency RMBS Interest Only and Agency RMBS Interest Only line items were $108.5 million and $127.4 million, respectively.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2023
The following tables summarize the Company's real estate securities according to their projected weighted average life classifications as of September 30, 2023 and December 31, 2022 ($ in thousands).

	Non-Agency RMBS			Agency RMBS
September 30, 2023 Weighted Average Life (1)	Fair Value	Amortized Cost	Weighted Average Coupon (2)	Fair Value	Amortized Cost	Weighted Average Coupon
Greater than one year and less than or equal to five years	$4,933	$3,093	0.61%	$—	$—	—%
Greater than five years and less than or equal to ten years	3,838	3,956	4.68%	135,002	137,933	5.17%
Greater than ten years	26,440	31,240	3.82%	—	—	—%
Total as of September 30, 2023	$35,211	$38,289	2.17%	$135,002	$137,933	5.17%

	Non-Agency RMBS			Agency RMBS
December 31, 2022 Weighted Average Life (1)	Fair Value	Amortized Cost	Weighted Average Coupon (2)	Fair Value	Amortized Cost	Weighted Average Coupon
Greater than one year and less than or equal to five years	$5,058	$2,838	0.38%	$—	$—	—%
Greater than five years and less than or equal to ten years	—	—	—%	19,124	19,771	2.87%
Greater than ten years	19,537	24,838	3.75%	—	—	—%
Total as of December 31, 2022	$24,595	$27,676	1.62%	$19,124	$19,771	2.87%
(1)This is based on projected life. Typically, actual maturities are shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.
(2)Equity residual investments securities with a zero coupon rate are excluded from this calculation.

The Company sold real estate securities during the three and nine months ended September 30, 2023 and 2022, as detailed below ($ in thousands).

	Three Months Ended				Nine Months Ended
	Number of Securities	Proceeds	Realized Gains	Realized Losses	Number of Securities	Proceeds	Realized Gains	Realized Losses
September 30, 2023	3	$149,143	$391	$(429)	3	$149,143	$391	$(429)
September 30, 2022	2	13,017	168	—	18	526,258	736	(35,240)

Unconsolidated variable interest entities

The Company's Non-Agency RMBS includes certain securities retained from a rated Non-QM Loan securitization the Company participated in alongside a private fund under the management of Angelo Gordon and issued under the GCAT shelf. Upon evaluating its investment in the VIE, the Company determined it was not the primary beneficiary and, as a result, did not consolidate the securitization trust. The Company has a 40.9% interest in the retained subordinate tranches which represents its continuing involvement in the securitization trust.

The following table summarizes the Company’s investment in unconsolidated VIEs as of September 30, 2023 and December 31, 2022 (in thousands).

	September 30, 2023		December 31, 2022
	Current Face	Fair Value	Current Face	Fair Value
Retained interest in unconsolidated VIEs
GCAT Non-Agency Securities	$14,894	$10,117	$14,894	$9,859
GCAT Non-Agency RMBS Interest Only (1)	N/A	4,379	N/A	5,058
Total retained interest in unconsolidated VIEs (2) (3)	$14,894	$14,496	$14,894	$14,917
(1)Interest Only have no principal balances and bear interest based on a notional balance. The notional balance is used solely to determine interest distributions on the interest only classes of securities. As of September 30, 2023 and December 31, 2022, the notional balances for the GCAT Non-Agency RMBS Interest Only line item were $98.9 million and $108.5 million, respectively.
(2)Maximum loss exposure from the Company’s involvement with unconsolidated VIEs pertains to the fair value of the securities retained from these VIEs. The Company has no obligation to provide any other explicit or implicit support to the securitization trust.
(3)As of September 30, 2023 and December 31, 2022, the Company held securities exposed to the first loss of the securitization with a fair value of $3.6 million and $4.1 million, respectively.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2023

The following table summarizes information regarding the residential mortgage loans transferred to the Company’s unconsolidated VIEs as of September 30, 2023 and December 31, 2022 ($ in thousands).

Assets transferred to unconsolidated VIEs:	September 30, 2023	December 31, 2022
Total unpaid principal balance of loans outstanding (1)	$120,858	$132,509
Weighted average coupon on loans outstanding	5.55%	5.62%
Percent of unpaid principal balance greater than 90 days delinquent (2)	3.12%	1.32%
(1)The Company contributed approximately 40.9% of the unpaid principal balance into the securitization trust.
(2)As of September 30, 2023, 1.67% of loans were 90+ days delinquent and 1.45% of loans were in process of foreclosure. As of December 31, 2022, 1.32% of loans were 90+ days delinquent and no loans were in process of foreclosure.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2023
The following tables present the Company’s financial instruments measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 (in thousands).

	Fair Value at September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Securitized residential mortgage loans	$—	$—	$4,343,371	$4,343,371
Residential mortgage loans	—	785	138,498	139,283
Non-Agency RMBS	—	20,715	14,496	35,211
Agency RMBS	—	135,002	—	135,002
Derivative assets (1)	—	10,892	640	11,532
Cash equivalents (2)	442	—	—	442
AG Arc (3)	—	—	35,203	35,203
Total Assets Measured at Fair Value	$442	$167,394	$4,532,208	$4,700,044

Liabilities:
Securitized debt	$—	$—	$(3,831,515)	$(3,831,515)
Derivative liabilities	—	—	(1,658)	(1,658)
Total Liabilities Measured at Fair Value	$—	$—	$(3,833,173)	$(3,833,173)

	Fair value at December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Securitized residential mortgage loans	$—	$—	$3,707,146	$3,707,146
Residential mortgage loans (4)	—	754	420,697	421,451
Non-Agency RMBS	—	9,678	14,917	24,595
Agency Interest Only	—	19,124	—	19,124
Derivative assets (1)	—	18,401	98	18,499
Cash equivalents (2)	442	—	—	442
AG Arc (3)	—	—	39,680	39,680
Total Assets Measured at Fair Value	$442	$47,957	$4,182,538	$4,230,937

Liabilities:
Securitized debt	$—	$—	$(3,262,352)	$(3,262,352)
Derivative liabilities	—	—	(9)	(9)
Total Liabilities Measured at Fair Value	$—	$—	$(3,262,361)	$(3,262,361)
(1)As of September 30, 2023, the Company applied a reduction in fair value of $10.7 million to its interest rate swap assets related to variation margin with a corresponding increase in restricted cash. As of December 31, 2022, the Company applied a reduction in fair value of $17.3 million to its interest rate swap assets related to variation margin with a corresponding increase in restricted cash, net of collateral posted by the Company's derivative counterparties. Derivative assets and liabilities are included in the "Other assets" and "Other liabilities" line items on the consolidated balance sheets, respectively. Refer to Note 7 for more information on the Company's derivatives.
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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2023
The valuation of the Company’s residential mortgage loans, securitized debt relating to the Non-Agency VIEs and RPL/NPL VIEs, certain securities, and forward purchase commitments is determined by the Manager using third-party pricing services where available, valuation analyses from third-party pricing service providers, or model-based pricing. Third-party pricing service providers conduct independent valuation analyses based on a review of source documents, available market data, and comparable investments. The analyses provided by valuation service providers are reviewed and considered by the Manager. The evaluation considers the underlying characteristics of each loan, which are observable inputs, including: coupon, maturity date, loan age, reset date, collateral type, periodic and life cap, geography, and prepayment speeds. The Company also considers loan servicing data, as available, forward interest rates, general economic conditions, home price index forecasts, and valuations of the underlying properties. The variables considered most significant to the determination of the fair value of the Company's residential mortgage loans, securitized debt, and forward purchase commitments include market-implied discount rates, projections of default rates, delinquency rates, prepayment rates, loss severity, recovery rates, reperformance rates, timeline to liquidation, and, for forward purchase commitments, pull-through rates. The Company and third-party pricing service providers use loan level data and macro-economic inputs to generate loss adjusted cash flows and other information in determining the fair value. Because of the inherent uncertainty of such valuation, the fair value established for mortgage loans, securitized debt, and forward purchase commitments held by the Company may differ from the fair value that would have been established if a ready market existed for these mortgage loans.

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

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the three and nine months ended September 30, 2023 and 2022.

The Company did not have any transfers between the Levels 2 and 3 of the fair value hierarchy during the three and nine months ended September 30, 2023 and 2022. Transfers into the Level 3 category of the fair value hierarchy occur due to instruments exhibiting indications of reduced levels of market transparency. Transfers out of the Level 3 category of the fair value hierarchy occur due to instruments exhibiting indications of increased levels of market transparency. Indications of increases or decreases in levels of market transparency include a change in observable transactions or executable quotes involving these instruments or similar instruments. Changes in these indications could impact price transparency, and thereby cause a change in level designations in future periods.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2023
The following tables present additional information about the Company’s assets and liabilities which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value.

Three Months Ended September 30, 2023 (in thousands)
	Residential Mortgage Loans (1)	Non-Agency RMBS	Derivative Assets (2)	AG Arc	Securitized Debt	Derivative Liabilities (2)
Beginning balance	$4,103,610	$14,667	$926	$37,447	$(3,402,060)	$(1,235)
Purchases	704,680	—	—	—	—	—
Issuances of Securitized Debt	—	—	—	—	(639,653)	—
Capital distributions	—	—	—	(224)	—	—
Proceeds from sales or settlements	(142,471)	—	(1,675)	—	—	1,871
Principal repayments	(89,023)	—	—	—	127,404	—
Included in net income:
Net premium and discount amortization (3)	511	(101)	—	—	(2,999)	—
Net realized gain/(loss)	(895)	—	1,675	—	—	(1,871)
Net unrealized gain/(loss)	(92,367)	(70)	(286)	—	85,793	(423)
Equity in earnings/(loss) from affiliates	—	—	—	(2,020)	—	—
Other (4)	(2,176)	—	—	—	—	—
Ending Balance	$4,481,869	$14,496	$640	$35,203	$(3,831,515)	$(1,658)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of September 30, 2023:
Net premium and discount amortization (3)	368	(101)	—	—	(2,999)	—
Net unrealized gain/(loss)	(93,712)	(70)	640	—	85,794	(1,658)
Equity in earnings/(loss) from affiliates	—	—	—	(2,020)	—	—

Three Months Ended September 30, 2022 (in thousands)
	Residential Mortgage Loans (1)	Non-Agency RMBS	Derivative Assets (2)	AG Arc	Securitized Debt	Derivative Liabilities (2)
Beginning balance	$3,569,557	$15,579	$2,211	$50,170	$(2,467,766)	$(7,058)
Purchases	883,256	—	—	—	—	—
Issuances of Securitized Debt	—	—	—	—	(763,294)	—
Capital distributions	—	—	—	(1,070)	—	—
Proceeds from sales or settlements	—	—	(1,792)	—	—	6,709
Principal repayments	(95,895)	(43)	—	—	82,826	—
Included in net income:
Net premium and discount amortization (3)	831	(212)	—	—	(1,500)	—
Net realized gain/(loss)	126	—	1,792	—	—	(6,709)
Net unrealized gain/(loss)	(154,371)	(205)	(1,871)	—	124,606	5,515
Equity in earnings/(loss) from affiliates	—	—	—	(2,512)	—	—
Other (4)	(1,139)	—	—	—	—	—
Ending Balance	$4,202,365	$15,119	$340	$46,588	$(3,025,128)	$(1,543)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of September 30, 2022:
Net premium and discount amortization (3)	882	(183)	—	—	(1,500)	—
Net unrealized gain/(loss)	(154,569)	(229)	340	—	124,606	(1,543)
Equity in earnings/(loss) from affiliates	—	—	—	(2,512)	—	—
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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2023

Nine months ended September 30, 2023 (in thousands)
	Residential Mortgage Loans (1)	Non-Agency RMBS	Derivative Assets (2)	AG Arc	Securitized Debt	Derivative Liabilities (2)
Beginning balance	$4,127,843	$14,917	$98	$39,680	$(3,262,352)	$(9)
Purchases	948,164	—	—	—	—	—
Issuances of Securitized Debt	—	—	—	—	(874,407)	—
Capital distributions	—	—	—	(626)	—	—
Proceeds from sales or settlements	(307,725)	—	(4,232)	—	—	2,505
Principal repayments	(260,367)	—	—	—	288,760	—
Included in net income:
Net premium and discount amortization (3)	2,014	(274)	—	—	(8,862)	—
Net realized gain/(loss)	(11,109)	—	4,232	—	—	(2,505)
Net unrealized gain/(loss)	(13,286)	(147)	542	—	25,346	(1,649)
Equity in earnings/(loss) from affiliates	—	—	—	(3,851)	—	—
Other (4)	(3,665)	—	—	—	—	—
Ending Balance	$4,481,869	$14,496	$640	$35,203	$(3,831,515)	$(1,658)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of September 30, 2023:
Net premium and discount amortization (3)	1,166	(274)	—	—	(8,862)	—
Net unrealized gain/(loss)	(23,891)	(147)	640	—	27,137	(1,658)
Equity in earnings/(loss) from affiliates	—	—	—	(3,851)	—	—

Nine months ended September 30, 2022 (in thousands)
	Residential Mortgage Loans (1)	Non-Agency RMBS	Derivative Assets (2)	AG Arc	Securitized Debt	Derivative Liabilities (2)
Beginning balance	$2,634,191	$18,757	$—	$53,435	$(999,215)	$(79)
Purchases	2,416,221	—	—	—	—	—
Issuances of Securitized Debt	—	—	—	—	(2,650,616)	—
Capital distributions	—	—	—	(1,070)	—	—
Proceeds from sales or settlements	—	—	(2,208)	—	—	14,514
Principal repayments	(393,170)	(664)	—	—	320,502	—
Included in net income:
Net premium and discount amortization (3)	(1,528)	(582)	—	—	(2,101)	—
Net realized gain/(loss)	69	—	2,208	—	—	(14,514)
Net unrealized gain/(loss)	(451,532)	(2,392)	340	—	306,302	(1,464)
Equity in earnings/(loss) from affiliates	—	—	—	(5,777)	—	—
Other (4)	(1,886)	—	—	—	—	—
Ending Balance	$4,202,365	$15,119	$340	$46,588	$(3,025,128)	$(1,543)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of September 30, 2022:
Net premium and discount amortization (3)	(3,695)	(571)	—	—	(2,101)	—
Net unrealized gain/(loss)	(451,598)	(2,304)	340	—	306,302	(1,543)
Equity in earnings/(loss) from affiliates	—	—	—	(5,777)	—	—

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2023
The following table presents a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of investments for which the Company has utilized Level 3 inputs to determine fair value as of September 30, 2023 and December 31, 2022 ($ in thousands).

		September 30, 2023		December 31, 2022
Valuation Technique	Unobservable Input	Fair Value	Range (Weighted Average) (1)	Fair Value	Range (Weighted Average) (1)
Securitized Residential Mortgage Loans
	Yield		4.75% - 7.32% (6.69%)		4.75% - 7.32% (6.40%)
Discounted Cash Flow	Projected Collateral Prepayments	$4,343,371	3.53% - 10.44% (5.80%)	$3,707,146	4.81% - 10.19% (6.44%)
	Projected Collateral Losses		0.04% - 1.85% (0.20%)		0.05% - 1.40% (0.22%)
	Projected Collateral Severities		-10.40% - 26.00% (17.70%)		-4.16% - 20.00% (15.40%)
Residential Mortgage Loans (2)
	Yield		6.92% - 13.75% (7.70%)		6.29% - 9.82% (7.16%)
Discounted Cash Flow	Projected Collateral Prepayments	$138,498	3.33% - 39.00% (22.88%)	$418,023	1.38% - 31.28% (16.37%)
	Projected Collateral Losses		0.00% - 13.42% (0.38%)		0.00% - 14.44% (0.48%)
	Projected Collateral Severities		-22.75% - 44.02% (10.15%)		-2.64% - 10.19% (9.99%)
Consensus Pricing	Offered Quotes	$—	N/A - N/A (N/A)	$2,674	93.46 - 107.05 (101.11)
Non-Agency RMBS
	Yield		6.85% - 14.00% (10.55%)		7.18% - 14.00% (10.59%)
Discounted Cash Flow	Projected Collateral Prepayments	$14,496	5.49% - 5.49% (5.49%)	$14,917	8.14% - 8.14% (8.14%)
	Projected Collateral Losses		0.33% - 0.33% (0.33%)		0.18% - 0.18% (0.18%)
	Projected Collateral Severities		10.00% - 10.00% (10.00%)		10.00% - 10.00% (10.00%)
Derivative Assets (3)
	Yield		7.11% - 9.04% (7.67%)		6.69% - 7.68% (7.54%)
Discounted Cash Flow	Projected Collateral Prepayments	$640	11.62% - 31.91% (22.29%)	$98	12.63% - 34.19% (26.71%)
	Projected Collateral Losses		0.00% - 1.68% (0.36%)		0.01% - 0.96% (0.39%)
	Projected Collateral Severities		10.00% - 10.00% (10.00%)		10.00% - 10.00% (10.00%)
	Pull Through Percentages		60.00% - 100.00% (84.80%)		55.00% - 100.00% (72.78%)
AG Arc
Comparable Multiple	Book Value Multiple	$35,203	0.89x - 0.89x (0.89x)	$39,680	0.94x - 0.94x (0.94x)
Securitized Debt
	Yield		5.57% - 15.00% (6.36%)		5.25% - 15.00% (6.07%)
Discounted Cash Flow	Projected Collateral Prepayments	$(3,831,515)	3.53% - 10.44% (5.75%)	$(3,262,352)	4.81% - 10.19% (6.36%)
	Projected Collateral Losses		0.04% - 0.42% (0.18%)		0.05% - 1.40% (0.19%)
	Projected Collateral Severities		7.75% - 26.00% (18.10%)		-4.16% - 20.00% (15.81%)
Derivative Liabilities (3)
	Yield		7.15% - 8.18% (7.58%)		7.29% - 7.61% (7.36%)
Discounted Cash Flow	Projected Collateral Prepayments	$(1,658)	10.75% - 34.37% (26.15%)	$(9)	21.51% - 31.31% (27.92%)
	Projected Collateral Losses		0.00% - 0.62% (0.05%)		0.01% - 0.46% (0.16%)
	Projected Collateral Severities		10.00% - 10.00% (10.00%)		10.00% - 10.00% (10.00%)
	Pull Through Percentages		60.00% - 100.00% (88.75%)		100.00% - 100.00% (100.00%)
(1)Amounts are weighted based on fair value.
(2)Includes Residential mortgage loans held for sale as of December 31, 2022.
(3)Derivative assets and derivative liabilities are included in the "Other assets" and "Other liabilities" line items, respectively, on the consolidated balance sheets.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2023
6. Financing

The following table presents a summary of the Company's financing as of September 30, 2023 and December 31, 2022 ($ in thousands).

	September 30, 2023						December 31, 2022
	Financing			Weighted Average		Collateral Fair Value (1)(2)	Financing
	Current Face	Carrying Value	Stated Maturity	Funding Cost	Life (Years)		Carrying Value
Financing Arrangements by Asset Type
Securitized Residential Mortgage Loans (3)
Non-Agency Loans	$242,865	$242,865	Oct 2023 - May 2024	7.19%	0.20	$444,180	$197,937
Re- and Non-Performing Loans	46,568	46,568	Oct 2023	7.26%	0.04	67,966	34,151
Residential Mortgage Loans (4)
Non-Agency Loans	78,300	78,300	Jan 2024 - Aug 2024	7.51%	0.74	89,649	277,797
Agency-Eligible Loans	43,907	43,907	Sept 2024	7.17%	1.00	46,894	27,199
Residential Mortgage Loans Held for Sale	—	—	N/A	N/A	N/A	—	55,245
Non-Agency RMBS	21,969	21,969	Oct 2023 - May 2024	6.72%	0.14	35,211	14,695
Agency RMBS	132,304	132,304	Oct 2023 - Mar 2024	5.61%	0.15	135,002	14,163
Total Financing Arrangements	$565,913	$565,913		6.85%	0.31	$818,902	$621,187

Securitized debt, at fair value (5)
Non-Agency Loans (6) (7)	$4,208,500	$3,718,992	N/A	4.69%	6.87	N/A	$3,078,593
Re- and Non-Performing Loans (8)	127,935	112,523	N/A	3.20%	3.87	N/A	183,759
Total Securitized Debt	$4,336,435	$3,831,515		4.65%	6.79	N/A	$3,262,352

Total Financing	$4,902,348	$4,397,428		4.93%	6.06	$818,902	$3,883,539
(1)The Company also had $9.5 million and $3.4 million of cash pledged under repurchase agreements as of September 30, 2023 and December 31, 2022, respectively.
(2)Under the terms of the Company’s financing agreements, the Company's financing counterparties may, in certain cases, sell or re-hypothecate the pledged collateral.
(3)Amounts pledged as collateral under Securitized residential mortgage loans include certain of the Company's retained interests in securitizations. Refer to Note 3 for more information on the Non-Agency VIEs and RPL/NPL VIEs.
(4)The Company's Residential mortgage loan financing arrangements include a maximum uncommitted borrowing capacity of $2.1 billion on facilities used to finance Non-Agency and Agency-Eligible Loans.
(5)The holders of the securitized debt have no recourse to the general credit of the Company. The Company has no obligation to provide any other explicit or implicit support to the Non-Agency VIEs and RPL/NPL VIEs.
(6)As of September 30, 2023, the amortized cost of Securitized debt in the Company's Non-Agency VIEs was $4.1 billion.
(7)The current face on the Company's Securitized debt in the Company's Non-Agency VIEs excludes Interest Only classes which have no principal balances and bear interest based on a notional balance. The notional balance is used solely to determine interest distributions on the interest only classes of securities. As of September 30, 2023, the notional balance on interest only classes of Securitized debt was $135.7 million.
(8)As of September 30, 2023, the amortized cost of Securitized debt in the Company's RPL/NPL VIEs was $126.1 million.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2023
The following table presents contractual maturity information about the Company's borrowings under financing arrangements as of September 30, 2023 (in thousands). Securitized debt is excluded from the below table as it does not have a contractual maturity.

Financing Arrangements by Asset Type	Within 30 Days	Over 30 Days to 3 Months	Over 3 Months to 12 Months	Total
Securitized Residential Mortgage Loans
Non-Agency Loans	$114,843	$69,268	$58,754	$242,865
Re- and Non-Performing Loans	46,568	—	—	46,568
Residential Mortgage Loans
Non-Agency Loans	—	—	78,300	78,300
Agency-Eligible Loans	—	—	43,907	43,907
Non-Agency RMBS	11,587	7,639	2,743	21,969
Agency RMBS	980	120,778	10,546	132,304
Total Financing Arrangements	$173,978	$197,685	$194,250	$565,913

Counterparties

The Company had outstanding financing arrangements with six counterparties as of September 30, 2023 and December 31, 2022.

The following table presents information as of September 30, 2023 and December 31, 2022 with respect to each counterparty that provides the Company with financing for which the Company had greater than 5% of its stockholders’ equity at risk, excluding stockholders’ equity at risk under financing through affiliated entities ($ in thousands).

	September 30, 2023			December 31, 2022
Counterparty	Stockholders' Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity	Stockholders' Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity
BofA Securities, Inc.	$103,920	119	23.1%	$36,193	93	7.8%
Barclays Capital Inc.	77,700	49	17.3%	81,445	113	17.6%
Goldman Sachs Bank USA	49,029	119	10.9%	(2)	(2)	(2)
JP Morgan Securities, LLC	37,542	146	8.3%	(2)	(2)	(2)
Credit Suisse AG, Cayman Islands Branch	(1)	(1)	(1)	130,587	71	28.2%
(1)As of September 30, 2023, the Company did not have any equity at risk under financing arrangements with Credit Suisse AG, Cayman Islands Branch.
(2)As of December 31, 2022, the Company had less than 5% of its equity at risk under financing arrangements with Goldman Sachs Bank USA and JP Morgan Securities, LLC.

Financial Covenants

The Company’s financing arrangements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each financing arrangement, typical supplemental terms include requirements of minimum equity and liquidity, leverage ratios, and performance triggers. In addition, some of the financing arrangements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that the Company fails to comply with the covenants contained in these financing arrangements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the associated agreement. Financings pursuant to financing arrangements are generally recourse to the Company. As of September 30, 2023, the Company is in compliance with all of its financial covenants.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2023
7. Other assets and liabilities

The following table details certain information related to the Company's "Other assets" and "Other liabilities" line items on its consolidated balance sheet as of September 30, 2023 and December 31, 2022 (in thousands).

	September 30, 2023	December 31, 2022
Other assets
Interest receivable	$24,504	$20,593
Derivative assets, at fair value	885	1,218
Other assets	3,658	4,983
Due from broker	260	801
Total Other assets	$29,307	$27,595

Other liabilities
Due to affiliates (1)	$4,562	$3,652
Interest payable	20,023	14,114
Derivative liabilities, at fair value	1,658	9
Accrued expenses	3,943	1,811
Due to broker	81	7
Total Other liabilities	$30,267	$19,593
(1)Refer to Note 10 for more information.

Derivatives

The following table presents the fair value of the Company's derivatives and other instruments and their balance sheet location as of September 30, 2023 and December 31, 2022 (in thousands).

Derivatives and Other Instruments (1)	Balance Sheet Location	September 30, 2023	December 31, 2022
Pay Fix/Receive Float Interest Rate Swap Agreements (2)	Other assets	$245	$470
Short TBAs	Other assets	—	650
Forward Purchase Commitments	Other assets	640	98
Forward Purchase Commitments	Other liabilities	(1,658)	(9)
(1)As of September 30, 2023 and December 31, 2022, no derivatives held by the Company were designated as hedges for accounting purposes.
(2)As of September 30, 2023, the Company applied a reduction in fair value of $10.7 million to its interest rate swap assets related to variation margin with a corresponding increase in restricted cash. As of December 31, 2022, the Company applied a reduction in fair value of $17.3 million to its interest rate swap assets related to variation margin with a corresponding increase in restricted cash, net of collateral posted by the Company's derivative counterparties.

The following table summarizes information related to derivatives and other instruments as of September 30, 2023 and December 31, 2022 (in thousands).

Notional amount of non-hedge derivatives and other instruments:	Notional Currency	September 30, 2023	December 31, 2022
Pay Fix/Receive Float Interest Rate Swap Agreements (1)	USD	$405,000	$335,000
Short TBAs	USD	—	40,000
Forward Purchase Commitments	USD	242,775	8,006
(1)As of September 30, 2023, the Company's pay fix/receive float interest rate swaps had a weighted average pay-fixed rate of 3.99%, a weighted average receive-variable rate of 5.31%, and a weighted average years to maturity of 4.55 years. As of December 31, 2022, the Company's pay fix/receive float interest rate swaps had a weighted average pay-fixed rate of 2.77%, a weighted average receive-variable rate of 4.30%, and a weighted average years to maturity of 4.77 years.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2023
Derivative and other instruments eligible for offset are presented gross on the consolidated balance sheets as of September 30, 2023 and December 31, 2022, if applicable. The Company has not offset or netted any derivatives or other instruments with any financial instruments or cash collateral posted or received.

The Company must post cash or securities as collateral on its derivative instruments when their fair value declines. This typically occurs when prevailing market rates change adversely, with the severity of the change also dependent on the term of the derivatives involved. The posting of collateral is generally bilateral, meaning that if the fair value of the Company’s derivatives increases, its counterparty must post collateral. As of September 30, 2023, the Company's restricted cash balance included $11.1 million of collateral related to certain derivatives, of which $0.4 million represents cash collateral posted by the Company and $10.7 million represents amounts related to variation margin. As of December 31, 2022, the Company's restricted cash balance included $9.6 million of collateral related to certain derivatives, of which $1.3 million represents cash collateral posted by the Company and $8.3 million represents amounts related to variation margin.

The following table summarizes gains/(losses) related to derivatives and other instruments for the three and nine months ended September 30, 2023 and 2022 (in thousands).

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Included within Net unrealized gain/(loss)
Interest Rate Swaps	$1,054	$(28,344)	$(8,347)	$19,780
Long TBAs	—	2,959	—	—
Short TBAs	—	—	(650)	13
Forward Purchase Commitments	(709)	3,644	(1,107)	(1,124)
	345	(21,741)	(10,104)	18,669

Included within Net realized gain/(loss)
Interest Rate Swaps	8,422	58,165	18,956	103,381
Long TBAs	—	(3,154)	5	(10,789)
Short TBAs	—	—	(70)	13,578
Forward Purchase Commitments	(196)	(4,917)	1,727	(12,306)
	8,226	50,094	20,618	93,864
Total income/(loss)	$8,571	$28,353	$10,514	$112,533

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2023
TBAs

The Company did not have any to-be-announced securities during the three months ended September 30, 2023. The following table presents information about the Company’s to-be-announced securities ("TBAs") for the three and nine months ended September 30, 2023 and 2022 (in thousands).

		Three Months Ended
		Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Notional Amount	Fair Value as of Period End	Receivable/(Payable) from/to Broker	Derivative Asset	Derivative Liability
September 30, 2022	Long TBAs	$400,000	$—	$(400,000)	$—	$—	$—	$—	$—

		Nine Months Ended
		Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Notional Amount	Fair Value as of Period End	Receivable/(Payable) from/to Broker	Derivative Asset	Derivative Liability
September 30, 2023	Long TBAs	$—	$10,000	$(10,000)	$—	$—	$—	$—	$—
September 30, 2023	Short TBAs	(40,000)	100,000	(60,000)	—	—	—	—	—
September 30, 2022	Long TBAs	—	1,650,000	(1,650,000)	—	—	—	—	—
September 30, 2022	Short TBAs	(385,963)	1,320,852	(934,889)	—	—	—	—	—

8. Earnings per share

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share for the three and nine months ended September 30, 2023 and 2022 (in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Numerator:
Net Income/(Loss)	$(2,165)	$(2,869)	$18,431	$(64,794)
Dividends on preferred stock	(4,586)	(4,586)	(13,758)	(13,758)
Net income/(loss) available to common stockholders	$(6,751)	$(7,455)	$4,673	$(78,552)

Denominator:
Basic weighted average common shares outstanding	20,219	22,394	20,508	23,250
Diluted weighted average common shares outstanding	20,219	22,394	20,508	23,250

Earnings/(Loss) Per Share
Basic	$(0.33)	$(0.33)	$0.23	$(3.38)
Diluted	$(0.33)	$(0.33)	$0.23	$(3.38)

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2023
Dividends

The following table details the Company's common stock dividends declared during the nine months ended September 30, 2023 and 2022.

Nine Months Ended September 30, 2023				Nine Months Ended September 30, 2022
Declaration Date	Record Date	Payment Date	Cash Dividend Per Share	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
3/15/2023	3/31/2023	4/28/2023	$0.18	3/18/2022	3/31/2022	4/29/2022	$0.21
6/15/2023	6/30/2023	7/31/2023	0.18	6/15/2022	6/30/2022	7/29/2022	0.21
9/15/2023	9/29/2023	10/31/2023	0.18	9/15/2022	9/30/2022	10/31/2022	0.21
Total			$0.54	Total			$0.63

The Company announced that on October 24, 2023, its Board of Directors declared an interim fourth quarter 2023 common stock dividend on the Company's common stock of $0.08 per share, made pursuant to the terms of the Merger Agreement in connection with the Merger with WMC. The dividend was paid on November 8, 2023 to stockholders of record as of November 3, 2023.

The following tables detail the Company's preferred stock dividends declared and paid during the nine months ended September 30, 2023 and 2022.

2023			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	8.25% Series A	8.00% Series B	8.000% Series C
2/16/2023	2/28/2023	3/17/2023	$0.51563	$0.50	$0.50
5/4/2023	5/31/2023	6/20/2023	0.51563	0.50	0.50
7/31/2023	8/31/2023	9/18/2023	0.51563	0.50	0.50
Total			$1.54689	$1.50	$1.50

2022			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	8.25% Series A	8.00% Series B	8.000% Series C
2/18/2022	2/28/2022	3/17/2022	$0.51563	$0.50	$0.50
5/2/2022	5/31/2022	6/17/2022	0.51563	0.50	0.50
8/3/2022	8/31/2022	9/19/2022	0.51563	0.50	0.50
Total			$1.54689	$1.50	$1.50

The Company announced that on November 3, 2023, its Board of Directors declared fourth quarter 2023 preferred stock dividends on its Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock in the amount of $0.51563, $0.50 and $0.50 per share, respectively. The dividends will be paid on December 18, 2023 to holders of record on November 30, 2023.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2023
Excise tax represents a non-deductible 4% tax on the required amount of the Company’s ordinary income and net capital gains not distributed during the year. The expense is calculated in accordance with applicable tax regulations. For the three and nine months ended September 30, 2023 and 2022, the Company did not record any excise tax.

Taxable REIT Subsidiaries

The Company elected to treat certain domestic subsidiaries as taxable REIT subsidiaries ("TRSs"). The Company’s financial results are generally not expected to reflect provisions for current or deferred income taxes, except for any activities conducted through one or more TRSs that are subject to corporate income taxation. Currently, the Company has wholly owned domestic TRSs that are taxable as corporations and subject to U.S. federal, state, and local income tax on net income at the applicable corporate rates. The federal statutory rate for the three and nine months ended September 30, 2023 and 2022 was 21%. The Company’s effective tax rate differs from its combined U.S. federal, state, and local corporate statutory tax rate primarily due to income earned at the REIT, which is not subject to tax, due to the deduction for qualifying distributions made by the Company, and any change in the valuation allowance as disclosed in further detail below. The tax expense attributable to its TRS is recorded in the "Non-investment related expenses" line item on the consolidated statement of operations. The below table details the tax expense attributable to the TRS for the three and nine months ended September 30, 2023 and 2022 (in thousands).

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Income tax expense	$14	$164	$239	$179

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax reporting purposes at the TRS level. As of September 30, 2023 and December 31, 2022, the Company recorded a deferred tax asset of approximately $30.4 million and $30.2 million, respectively, relating to net operating loss carryforwards, capital loss carryforwards, and basis differences of certain investments held within TRSs. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences become deductible. The Company concluded it is more likely than not the deferred tax asset will not be realized and established a full valuation allowance as of September 30, 2023 and December 31, 2022.

Uncertain Income Tax Positions

Based on its analysis of any potential uncertain income tax positions, the Company concluded it did not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of September 30, 2023 and December 31, 2022. The Company’s federal income tax returns for the last three tax years are open to examination by the Internal Revenue Service. There are no ongoing U.S. federal, state or local tax examinations related to the Company. In the event that the Company incurs income tax related interest and penalties, its policy is to classify them as a component of provision for income taxes.

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

On November 1, 2023, TPG completed the previously announced acquisition of Angelo Gordon (the "TPG Transaction"), pursuant to which Angelo Gordon, including the Manager, became indirect subsidiaries of TPG. Pursuant to the management

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2023
agreement with the Manager, the closing of the TPG Transaction resulted in an assignment of the management agreement. The independent directors of the Company's board of directors unanimously consented to such assignment on July 31, 2023 in advance of the TPG Transaction closing. There were no changes to the management agreement in connection with the TPG Transaction and the assignment of the management agreement became effective upon the closing of the TPG Transaction.

In connection with the proposed Merger with WMC and contemporaneously with the execution of the Merger Agreement, on August 8, 2023, the Company and the Manager entered into the MITT Management Agreement Amendment, pursuant to which (i) the Manager’s base management fee will be reduced by $0.6 million for the first four quarters (i.e., resulting in an aggregate $2.4 million waiver of base management fees) following the Effective Time, beginning with the fiscal quarter in which the Effective Time occurs, and (ii) the Manager will waive its right to seek reimbursement from the Company for any expenses otherwise reimbursable by the Company under the management agreement in an amount equal to the excess, if any, of $7.0 million over the aggregate cash portion of the Per Share Merger Consideration paid by the Manager to the holders of WMC common stock in the Merger. The MITT Management Agreement Amendment will become effective automatically upon the closing of the Merger, and will have no force and effect if the Merger does not close.

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

The below table details the management fees incurred during the three and nine months ended September 30, 2023 and 2022 (in thousands).

	Three Months Ended		Nine Months Ended
Consolidated statements of operations line item:	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Management fee to affiliate	$2,054	$2,064	$6,190	$5,984

As of September 30, 2023 and December 31, 2022, the Company recorded management fees payable of $2.1 million and $2.1 million, respectively. The management fee payable is included within the "Due to affiliates" item within the "Other liabilities" line item on the consolidated balance sheets.

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

The Manager waived the annual incentive fee with respect to the fiscal years ending December 31, 2021 and December 31, 2022, and the annual incentive fee will first be payable with respect to the fiscal year ending December 31, 2023. During the three and nine months ended September 30, 2023, the Company did not incur any incentive fee expense.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2023
Termination fee

Upon the occurrence of (i) the Company’s termination of the management agreement without cause or (ii) the Manager’s termination of the management agreement upon a breach by the Company of any material term of the management agreement, the Manager will be entitled to a termination fee equal to three times the average annual management fee during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter. As of September 30, 2023 and December 31, 2022, no event of termination of the management agreement had occurred.

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

The below table details the expense reimbursement incurred during the three and nine months ended September 30, 2023 and 2022 (in thousands).

	Three Months Ended		Nine Months Ended
Consolidated statements of operations line item:	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Non-investment related expenses	$1,400	$1,405	$4,200	$4,215
Investment related expenses	148	261	360	637
Transaction related expenses	326	738	707	2,484
Expense reimbursements to Manager or its affiliates	$1,874	$2,404	$5,267	$7,336

As of September 30, 2023 and December 31, 2022, the Company recorded a reimbursement payable to the Manager or its affiliates of $2.3 million and $1.3 million, respectively. The reimbursement payable to the Manager or its affiliates is included within the "Due to affiliates" item within the "Other liabilities" line item on the consolidated balance sheets.

Restricted stock grants

Equity Incentive Plans

Effective on April 15, 2020 upon the approval of the Company's stockholders at its 2020 annual meeting of stockholders, the 2020 Equity Incentive Plan provides for a maximum of 666,666 shares of common stock to be issued. The maximum number of shares of common stock granted during a single fiscal year to any non-employee director, taken together with any cash fees paid to such non-employee director during any fiscal year, shall not exceed $300,000 in total value (calculating the value of any such awards based on the grant date fair value). As of September 30, 2023, 505,933 shares of common stock were available to be awarded under the 2020 Equity Incentive Plan.

Since inception of the 2020 Equity Incentive Plan and through September 30, 2023, the Company has granted an aggregate of 160,733 shares of restricted common stock to its independent directors under its 2020 Equity Incentive Plan, all of which have vested.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2023
Manager Equity Incentive Plans

Following approval of the Company's stockholders at its 2021 annual meeting of stockholders, the AG Mortgage Investment Trust, Inc. 2021 Manager Equity Incentive Plan (the "2021 Manager Plan") became effective on April 7, 2021 and provides for a maximum of 573,425 shares of common stock that may be subject to awards thereunder to the Manager. As of September 30, 2023, there were no shares or awards issued under the 2021 Manager Plan.

Director compensation

As of September 30, 2023, the Company's Board of Directors consisted of four independent directors. The annual base director's fee for each independent director is $150,000, $70,000 of which is payable on a quarterly basis in cash and $80,000 of which is payable on a quarterly basis in shares of restricted common stock. The number of shares of restricted common stock to be issued each quarter to each independent director is determined based on the average of the high and low prices of the Company’s common stock on the New York Stock Exchange on the last trading day of each fiscal quarter. To the extent that any fractional shares would otherwise be issuable and payable to each independent director, a cash payment is made to each independent director in lieu of any fractional shares. All directors’ fees are paid pro rata (and restricted common stock grants determined) on a quarterly basis in arrears, and shares issued are fully vested and non-forfeitable. These shares may not be sold or transferred by such director during the time of their service as an independent member of the Company’s Board of Directors.

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

LOTS

On May 15, 2019 and November 14, 2019, the Company, alongside private funds managed by Angelo Gordon, formed LOT SP I LLC and LOT SP II LLC, respectively, (collectively, "LOTS"). The Company has an approximate 47.5% and 50.0% interest in LOT SP I LLC and LOT SP II LLC, respectively. LOTS were formed to originate first mortgage loans to third-party land developers and home builders for the acquisition and horizontal development of land ("Land Related Financing"). In October 2023, the Land Related Financing assets held within LOTS paid off in full.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2023
Summary of investments in debt and equity of affiliates and related earnings

The below table summarizes the components of the "Investments in debt and equity of affiliates" line item on the Company's consolidated balance sheets as of September 30, 2023 and December 31, 2022 (in thousands).

	September 30, 2023			December 31, 2022
	Assets	Liabilities	Equity	Assets	Liabilities	Equity
Non-QM Securities (1)	$32,377	$(12,940)	$19,437	$31,067	$(16,409)	$14,658
Land Related Financing (2)	493	—	493	10,688	—	10,688
Re/Non-Performing Securities	7,301	(3,634)	3,667	7,854	(4,406)	3,448
Total Residential Investments	40,171	(16,574)	23,597	49,609	(20,815)	28,794

AG Arc, at fair value	35,203	—	35,203	39,680	—	39,680

Cash and Other assets/(liabilities)	1,566	(46)	1,520	3,290	(700)	2,590

Investments in debt and equity of affiliates	$76,940	$(16,620)	$60,320	$92,579	$(21,515)	$71,064
(1)As of September 30, 2023 and December 31, 2022, MATT only holds retained tranches from past securitizations which continue to pay down and the Company does not expect to acquire additional investments within this equity method investment.
(2)In October 2023, the Land Related Financing assets held within LOTS paid off in full and the Company does not expect to originate new loans within this equity method investment.

The below table reconciles the net income/(loss) to the "Equity in earnings/(loss) from affiliates" line item on the Company's consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022 (in thousands).

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Non-QM Securities	$2,606	$1,413	$4,580	$154
Land Related Financing	64	300	805	1,248
Re/Non-Performing Securities	338	927	249	758
AG Arc (1)	(2,820)	(4,266)	(4,992)	(11,646)
Equity in earnings/(loss) from affiliates	$188	$(1,626)	$642	$(9,486)
(1)Earnings/(loss) recognized by AG Arc do not include the Company's portion of gains or losses recorded by Arc Home in connection with the sale of residential mortgage loans to the Company. Refer to "Transactions with Arc Home" below for more information on this accounting policy.

Transactions with affiliates

Transactions with Red Creek Asset Management LLC

In connection with the Company’s investments in residential mortgage loans, the Company engages asset managers to provide advisory, consultation, asset management, and other services. The Company engaged Red Creek Asset Management LLC (the "Asset Manager"), a related party of the Manager and direct subsidiary of Angelo Gordon, as the asset manager for certain of its residential mortgage loans. The Company pays the Asset Manager asset management fees which are assessed periodically and

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2023
determined to be commercially reasonable by a third-party valuation firm. The below details the fees paid by the Company to the Asset Manager during the three and nine months ended September 30, 2023 and 2022 (in thousands).

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Fees paid to Asset Manager	$752	$825	$2,115	$2,007

As of September 30, 2023 and December 31, 2022, the Company recorded asset management fees payable of $0.2 million and $0.2 million, respectively. Asset management fees payable are included within the "Due to affiliates" item within the "Other liabilities" line item on the consolidated balance sheets.

Transactions with Arc Home

Arc Home may sell loans to the Company, third-parties, or affiliates of the Manager. The below table details the unpaid principal balance of Non-Agency Loans and Agency-Eligible Loans sold to the Company and private funds under the management of Angelo Gordon during the three and nine months ended September 30, 2023 and 2022 (in thousands).

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Residential mortgage loans sold by Arc Home to the Company	$249,488	$350,257	$442,695	$1,028,339
Residential mortgage loans sold by Arc Home to private funds under the management of Angelo Gordon	93,789	38,792	215,436	170,583

In connection with the sale of loans from Arc Home to the Company, the Company eliminates any intra-entity profits or losses typically recognized through the "Equity in earnings/(loss) from affiliates" line item on the Company's consolidated statement of operations and adjusts the cost basis of the underlying loans resulting in unrealized gains or losses on the underlying loans. The table below summarizes intra-entity profits eliminated during the three and nine months ended September 30, 2023 and 2022 (in thousands).

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Intra-Entity Profits Eliminated	$800	$1,755	$1,141	$5,869

As of December 31, 2022, the Company recorded a $0.5 million receivable from Arc Home related to certain loans purchased from Arc Home which was recorded within the "Other assets" line item on the consolidated balance sheets. The Company received payment for the full amount from Arc Home during the current year.

The Company enters into forward purchase commitments with Arc Home whereby the Company commits to purchase residential mortgage loans from Arc Home at a particular price on a best-efforts basis. Actual loan purchases are contingent upon successful loan closings. These commitments to purchase mortgage loans are classified as derivatives. From time to time, the Company may determine that certain loans it has previously committed to purchase will be sold to third parties and, as a result, the derivative will be settled on a net basis with Arc Home. See Note 7 and Note 12 for more detail.

During the year ended December 31, 2022, the Company determined that certain loans that it had previously committed to purchase from Arc Home would be sold to third parties. The Company net settled its commitment to purchase these loans with Arc Home for $0.8 million, which represented the difference between the Company's committed price and the ultimate sale price, inclusive of costs to sell the loans. The settlement of these derivatives was recorded within the "Net realized gain/(loss)" and "Transaction related expenses" line items on the consolidated statement of operations.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2023
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

Date	Transaction	Fair Value (1)	Pricing Methodology
June 2023	Purchase of Real Estate Securities	$0.3	Competitive bidding process (2)
(1)As of the transaction date.
(2)The Company submitted an offer to purchase the securities from an affiliate in a competitive bidding process, which allowed the Company to confirm third-party market pricing and best execution.

11. Equity

Stock repurchase programs

On November 3, 2015, the Company’s Board of Directors authorized a stock repurchase program (the "2015 Repurchase Program") to repurchase up to $25.0 million of the Company's outstanding common stock. As of June 30, 2022 the $25.0 million maximum repurchase amount authorized under the 2015 Repurchase Program was fully utilized. The table below details the Company's share repurchases under the 2015 Repurchase Program during the nine months ended September 30, 2022:

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

On August 3, 2022, the Company's Board of Directors authorized a stock repurchase program (the "2022 Repurchase Program") to repurchase up to $15.0 million of the Company’s outstanding common stock on substantially the same terms as the 2015 Repurchase Program. The 2022 Repurchase Program does not have an expiration date and permits the Company to repurchase its shares through various methods, including open market repurchases, privately negotiated block transactions and Rule 10b5-1 plans. The Company may repurchase shares of its common stock from time to time in compliance with SEC regulations and other legal requirements. The extent to which the Company repurchases its shares, and the timing, manner, price, and amount of any such repurchases, will depend upon a variety of factors including market conditions and other corporate considerations as determined by the Company’s management, as well as the limits of the 2022 Repurchase Program and the Company's liquidity and business strategy. The 2022 Repurchase Program does not obligate the Company to acquire any particular amount of shares and may be modified or discontinued at any time. As of September 30, 2023, approximately $1.5 million of common stock remained authorized for future share repurchases under the 2022 Repurchase Program. The table

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2023
below details the Company's share repurchases under the 2022 Repurchase Program during the nine months ended September 30, 2023 and 2022:

Three Months Ended (1)	Total Number of Shares Purchased	Weighted Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value that May Yet Be Purchased Under the Program (2)
2023
March 31, 2023	923,261	$5.68	923,261	$2,569,940
June 30, 2023	187,020	5.93	187,020	1,461,810
September 30, 2023	—	—	—	1,461,810
Total	1,110,281	$5.72	1,110,281	$1,461,810

2022
September 30, 2022	384,587	$6.08	385,587	$12,660,645
(1)Based on trade date.
(2)Includes brokerage commissions and clearing fees.

On May 4, 2023, the Company's Board of Directors authorized a stock repurchase program (the "2023 Repurchase Program") to repurchase up to $15.0 million of the Company’s outstanding common stock on substantially the same terms as the 2022 Repurchase Program. As of September 30, 2023, the full $15.0 million authorized amount remains available for repurchase under the 2023 Repurchase Program. This authorization is in addition to the amount remaining under the 2022 Repurchase Program.

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

Equity distribution agreements

The Company has entered into an equity distribution agreement with each of Credit Suisse Securities (USA) LLC and JMP Securities LLC (collectively, the "Sales Agents"), which the Company refers to as the "Equity Distribution Agreements," pursuant to which the Company may sell up to $100.0 million aggregate offering price of shares of its common stock from time to time through the Sales Agents under the Securities Act of 1933. The Company did not issue any shares of common stock under the Equity Distribution Agreements during the three and nine months ended September 30, 2023 and 2022. Since inception of the program, the Company has issued approximately 2.2 million shares of common stock under the Equity Distribution Agreements for gross proceeds of $48.3 million.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2023
Preferred stock

The Company is authorized to designate and issue up to 50.0 million shares of preferred stock, par value $0.01 per share, in one or more classes or series. As of September 30, 2023 and December 31, 2022, there were 1.7 million, 3.7 million, and 3.7 million of Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock, respectively, issued and outstanding.

The following table includes a summary of preferred stock issued and outstanding as of September 30, 2023 ($ and shares in thousands).

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

12. Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2023, the Company was not involved in any material legal proceedings.

The below table details the Company's outstanding commitments as of September 30, 2023 (in thousands).

Commitment type	Date of Commitment	Total Commitment	Funded Commitment	Remaining Commitment
Non-Agency and Agency-Eligible Loans (1)	Various	$248,250	$—	$248,250
(1)The Company entered into forward purchase commitments to acquire certain Non-Agency and Agency-Eligible Loans from Arc Home which have not yet settled as of September 30, 2023. Refer to Note 10 "Transactions with affiliates" for more information.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2023
13. Subsequent Events

The Company announced that on October 24, 2023, its Board of Directors declared an interim fourth quarter 2023 common stock dividend on the Company's common stock of $0.08 per share, made pursuant to the terms of the Merger Agreement in connection with the Merger with WMC. The dividend was paid on November 8, 2023 to stockholders of record as of November 3, 2023.

The Company announced that on November 3, 2023, its Board of Directors declared fourth quarter 2023 preferred stock dividends on its Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock in the amount of $0.51563, $0.50 and $0.50 per share, respectively. The dividends will be paid on December 18, 2023 to holders of record on November 30, 2023.

On November 7, 2023, the Company's stockholders approved the issuance of the Company's common stock in connection with the Merger with WMC at a special stockholders meeting. No further Company stockholder approval is required for the Merger. On November 7, 2023, WMC announced it adjourned its special stockholders meeting relating to the Merger until December 5, 2023, at 9:00 a.m., Pacific Time, online in a virtual-only meeting format, due to a lack of quorum and to allow further solicitation of proxies from WMC common stockholders for the approval of the Merger at such special stockholders meeting. The Merger is expected to close in the fourth quarter of 2023, subject to the satisfaction of certain customary conditions, including approval of WMC's common stockholders.

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

These forward-looking statements are based upon information presently available to our management and are inherently subjective, uncertain and subject to change. There can be no assurance that actual results will not differ materially from our expectations. Some, but not all, of the factors that might cause such a difference include, without limitation:

•the persistence of labor shortages, supply chain imbalances, the Israel-Hamas conflict, Russia’s invasion of Ukraine, inflation, lingering impact of the COVID-19 pandemic, and the potential for an economic recession;
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

We caution investors not to rely unduly on any forward-looking statements, which speak only as of the date made, and urge you to carefully consider the risks noted above and identified under the captions "Risk Factors," and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2022, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 and any subsequent filings. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements that we make, or that are attributable to us, are expressly qualified by this cautionary notice.

Third Quarter 2023 Executive Summary

Financial Highlights

•$11.37 Book Value per share and $11.00 Adjusted Book Value per share;
•$(0.33) of Net Income/(Loss) Available to Common Stockholders per diluted common share and $0.10 of Earnings Available for Distribution per diluted common share;
•9.7x GAAP Leverage Ratio and 1.2x Economic Leverage Ratio; and
•$0.18 dividend per common share declared.

Investment Activity

•Purchased Non-Agency Loans with a fair value of $291.2 million;
•Purchased Agency-Eligible Loans with a fair value of $414.6 million;
•Sold Non-Agency Loans for gross proceeds of $73.8 million;
•Sold Re/Non-Performing Loans for gross proceeds of $68.7 million; and
•Sold Agency RMBS for gross proceeds of $149.1 million.

Financing Activity

•Executed two rated securitizations converting financing from recourse financing with mark-to-market margin calls to non-recourse financing without mark-to-market margin calls; and
◦Securitized Agency-Eligible Loans with a total unpaid principal balance of $318.3 million; and
◦Securitized Non-Agency Loans with a total unpaid principal balance of $406.4 million;
•Utilized proceeds from the sale of Re/Non-Performing Loans to pay off $50.6 million of Securitized Debt;
◦Generated net proceeds of approximately $28.5 million from the sale of Re/Non-Performing Loans, paydown of the associated Securitized Debt, and financing arrangements obtained on the retained interest in the remaining collateral.

Strategic Acquisition

•Entered into an Agreement and Plan of Merger with Western Asset Mortgage Capital Corporation ("WMC"), pursuant to which WMC will merge with and into AGMIT Merger Sub, LLC, a wholly owned subsidiary of ours ("Merger Sub"), with Merger Sub surviving. The Merger is expected to close in the fourth quarter of 2023. For additional information, see "—Proposed Western Asset Mortgage Capital Corporation Merger" below.

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

Our investment portfolio (which excludes our ownership in Arc Home) includes Residential Investments and Agency RMBS. Currently, our Residential Investments primarily consist of newly originated Non-Agency Loans and Agency-Eligible Loans, which we refer to as our target assets. In addition, we may also invest in other types of residential mortgage loans and other mortgage related assets. As of September 30, 2023, the Company's investment portfolio consisted of the following:

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

Our primary sources of income are net interest income from our investment portfolio, changes in the fair value of our investments, and income from our investment in Arc Home. Net interest income consists of the interest income we earn on investments less the interest expense we incur on borrowed funds and any costs or benefits related to hedging. Income from our investment in Arc Home is generated through its mortgage banking activities which represents the origination and subsequent sale of residential mortgage loans and servicing income sourced from its portfolio of mortgage servicing rights.

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

Proposed Western Asset Mortgage Capital Corporation Merger

On August 8, 2023, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with WMC, Merger Sub and, solely for the purposes set forth in the Merger Agreement, our Manager. Pursuant to, and subject to the terms and conditions set forth in the Merger Agreement, WMC will merge with and into Merger Sub, with Merger Sub surviving (the "Merger").

On November 7, 2023, our stockholders approved the issuance of our common stock in connection with the Merger with WMC at a special stockholders meeting. No further approval by our stockholders is required for the Merger. On November 7, 2023, WMC announced it adjourned its special stockholders meeting relating to the Merger until December 5, 2023, at 9:00 a.m., Pacific Time, online in a virtual-only meeting format, due to a lack of quorum and to allow further solicitation of proxies from WMC common stockholders for the approval of the Merger at such special stockholders meeting. The Merger is expected to close in the fourth quarter of 2023, subject to the satisfaction of certain customary conditions, including approval of WMC's common stockholders.

Under the terms of the Merger Agreement, at the effective time of the Merger (the "Effective Time"), each outstanding share of WMC common stock will be converted into the right to receive the following (the "Per Share Merger Consideration"): (i) 1.498 shares, or approximately 9.2 million shares in aggregate, of our common stock; and (ii) the per share portion of a cash payment from our Manager equal to the lesser of $7.0 million or approximately 9.9% of the aggregate Per Share Merger Consideration. Cash will be paid in lieu of any fractional shares of our common stock that would otherwise have been received as a result of the Merger.

In addition, on August 8, 2023, we and our Manager entered into an amendment (the “MITT Management Agreement Amendment”) to the existing management agreement, pursuant to which (i) the base management fee will be reduced by $0.6 million for the first four quarters (i.e., resulting in an aggregate $2.4 million waiver of base management fees) following the Effective Time, beginning with the fiscal quarter in which the Effective Time occurs, and (ii) our Manager will waive its right to seek reimbursement from us for any expenses otherwise reimbursable by us under the management agreement in an amount equal to the excess, if any, of $7.0 million over the aggregate cash portion of the Per Share Merger Consideration paid by our Manager to the holders of WMC common stock in the Merger. The MITT Management Agreement Amendment will become effective automatically upon the closing of the Merger, and will have no force and effect if the Merger does not close.

Further, in the Merger Agreement, we have agreed to take all necessary corporate action so that upon and after the Effective Time, the size of our Board of Directors will be increased by two members, and M. Christian Mitchell and Lisa G. Quateman (the "WMC Director Designees") will be appointed to our Board of Directors. We have further agreed to nominate the WMC Director Designees to our Board of Directors at the next annual meeting following the Effective Time.

Concurrently with the execution of the Merger Agreement, WMC terminated its merger agreement (the "TPT Merger Agreement") with Terra Property Trust, Inc. ("TPT"). In connection with such termination, we, on behalf of WMC, paid to TPT a termination fee of $3.0 million as required by the TPT Merger Agreement (the "TPT Termination Fee").

Our Manager and Angelo Gordon

We are externally managed by our Manager, a subsidiary of Angelo Gordon, a diversified credit and real estate investing platform within TPG Inc. ("TPG"). Pursuant to the terms of our management agreement, our Manager provides us with our management team, including our officers, along with appropriate support personnel. All of our officers are employees of Angelo Gordon or its affiliates. We do not have any employees. Our Manager is at all times subject to the supervision and oversight of our Board of Directors and has only such functions and authority as our Board of Directors delegates to it. Our Manager has delegated to Angelo Gordon the overall responsibility with respect to our Manager’s day-to-day duties and obligations arising under our management agreement.

On November 1, 2023, TPG completed the previously announced acquisition of Angelo Gordon (the "TPG Transaction"), pursuant to which Angelo Gordon, including our Manager, became indirect subsidiaries of TPG. Pursuant to our management agreement, the closing of the TPG Transaction resulted in an assignment of the management agreement. Our independent directors unanimously consented to such assignment on July 31, 2023 in advance of the TPG Transaction closing. There were no changes to the management agreement in connection with the TPG Transaction and the assignment of the management agreement became effective upon the closing of the TPG Transaction.

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

Market Conditions

Financial markets continued to experience volatility during the third quarter of 2023 due to multiple factors including the impacts of inflation, the path of monetary policy and interest rates, the U.S. debt ceiling, market uncertainty from the ongoing conflicts in Ukraine and Israel and other geopolitical risks. The Federal Reserve has continued with monetary policy tightening resulting in benchmark interest rates increasing further during the third quarter. From June through October, the 10-year U.S. treasury yield increased more than 100 basis points and the 30-year fixed rate mortgage is currently at 7.8%. The increase in longer-term U.S. treasury yields support the restrictive monetary policy of the Federal Reserve, potentially reducing the need for additional increases in short-term rates; however, it is possible longer-term rates may remain elevated for much longer. The second quarter ended with the spread between the 2-year and 10-year U.S. treasury yields peaking at approximately 106 basis points inverted. At the end of the third quarter, the curve inversion was only 48 basis points. While the Federal Reserve’s policy tightening has slowed the U.S economy, growth in GDP, low unemployment and strength in consumer spending persist. As such, it is unknown how long monetary policy will remain at the current restrictive levels.

RMBS spreads tightened during the third quarter, despite the broader weakness in risk markets. Trends in credit spreads on credit risk transfer ("CRT") assets are generally utilized by market participants as a proxy for evaluating credit related assets given the observability of transactions. CRT tranches tightened sharply, with lower credit tranches tightening as much as 200 basis points while the middle of the capital structure contracted by up to 100 basis points. Senior Non-QM spreads changed minimally while BBB Non-QM tightened by 25 basis points, and legacy RMBS spreads were approximately 10 basis points tighter. Spreads are significantly tighter year-to-date as well, mostly by 50 to 100 basis points, though pockets of CRT tightened as much as 200 to 300 basis points or more. Despite this positive performance over 2023, most of the sector remains up to 50 to 100 basis points wide of February 2022 levels, offering a runway for additional potential price improvement. Although the third quarter experienced spread tightening, the risk-off sentiment of October 2023 has begun to drive widening across credit spreads.

Compared to the second quarter of 2023, RMBS issuance was roughly flat at $15.5 billion in the third quarter as a decline in CRT issuance was offset by increases in Jumbo 2.0 and Single-Family Rental production. Year-over-year, issuance fell 47% from $29 billion in the third quarter of 2022. Year-to-date activity in 2023 totaled $49.5 billion, down approximately 62% year-over-year amid limited origination activity and higher securitization coupons. Various reports from bank research departments expect issuance for the full year 2023 to be between $60 to $70 billion, down from $127 billion in 2022 and $213 billion in 2021.

Home prices continued to rally as the national S&P/Case-Shiller Home Price Index was up 5.3% through the first seven months of the year, exceeding the prior peak in June 2022 by 0.6%, according to the latest available data. Of the 20 markets tracked by Case-Shiller, 12 were at their all-time high, with most of the laggards from the west coast, including San Francisco and Seattle, which were below their peaks by 10.8% and 10.1%, respectively.

Prevailing mortgage rates ended October 2023 at 7.8%, reaching the highest level since 2000 and making the strength in home prices all the more remarkable. That said, sentiment among home builders and home buyers declined off 2023 highs, particularly after the second breach of 7% mortgage rates this year. The volatile new home sales index gained some share against existing homes throughout the year, however new sales fell from 739,000 to 675,000 in the latest data for August. The current “lock-in effect”, or disincentive for existing homeowners to sell their homes because their current mortgage rate is well below current market rates, has hampered existing sales volume to 4 million units. Total listings were 1.1 million in August, in-line with the previous few months but down significantly from pre-pandemic years, such as 1.91 million in 2019. New listings, which offer a timelier view of current supply, have totaled only 2.95 million through August 2023, that compares to 3.6 to 4.1 million in the first eight months of 2018-2020 and 4.0 to 4.3 million in 2021 and 2022.

Despite prevailing mortgage rates at multi-decade highs, sufficient demand continues to exist to support the housing market. The percentage of listings off the market within two weeks remains elevated at 38%, and the median days on market is within the range established over the last three years. While homeownership affordability is near all-time lows, housing supply continues to be constrained and demand for housing remains evident as borrowers reset in a higher-rate environment.

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
◦"Non-Agency RMBS" refer to the retained tranches from unconsolidated securitizations of Non-Agency Loans and Re/Non-Performing Loans issued under the GCAT shelf, as well as RMBS collateralized by Non-Agency Loans and Agency-Eligible Loans.
•"Real estate securities" refers to our Non-Agency RMBS and Agency RMBS, inclusive of TBAs.
•Our "GAAP Residential Investments" refer to our Residential Investments excluding investments held within affiliated entities.
•Our "GAAP Investment portfolio" includes our GAAP Residential Investments and Agency RMBS.

For a reconciliation of our Investment portfolio to our GAAP Investment portfolio, see the Investment Portfolio section below.

Book value and Adjusted book value per share

The below table details book value and adjusted book value per common share. Per share amounts for book value are calculated using all outstanding common shares in accordance with GAAP as of quarter-end.

	September 30, 2023	December 31, 2022
Book value per common share	$11.37	$11.39
Net proceeds of preferred stock less liquidation preference of preferred stock per common share (1)	(0.37)	(0.36)
Adjusted book value per common share	$11.00	$11.03
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

Three Months Ended September 30, 2023 compared to the Three Months Ended September 30, 2022

The table below presents certain information from our consolidated statements of operations for the three months ended September 30, 2023 and 2022 (in thousands).

	Three Months Ended
	September 30, 2023	September 30, 2022	Increase/(Decrease)
Statement of Operations Data:
Net Interest Income
Interest income	$64,211	$50,190	$14,021
Interest expense	52,692	34,699	17,993
Total Net Interest Income	11,519	15,491	(3,972)

Other Income/(Loss)
Net interest component of interest rate swaps	2,221	(996)	3,217
Net realized gain/(loss)	7,127	50,981	(43,854)
Net unrealized gain/(loss)	(8,768)	(54,261)	45,493
Total Other Income/(Loss)	580	(4,276)	4,856

Expenses
Management fee to affiliate	2,054	2,064	(10)
Non-investment related expenses	2,454	2,501	(47)
Investment related expenses	2,347	2,568	(221)
Transaction related expenses	7,597	5,325	2,272
Total Expenses	14,452	12,458	1,994

Income/(loss) before equity in earnings/(loss) from affiliates	(2,353)	(1,243)	(1,110)

Equity in earnings/(loss) from affiliates	188	(1,626)	1,814
Net Income/(Loss)	(2,165)	(2,869)	704

Dividends on preferred stock	(4,586)	(4,586)	—

Net Income/(Loss) Available to Common Stockholders	$(6,751)	$(7,455)	$704

Interest income

Interest income is calculated using the effective interest method for our GAAP investment portfolio.

Interest income increased from the three months ended September 30, 2022 to the three months ended September 30, 2023 due to an increase in the size of our portfolio resulting from purchases of Non-Agency Loans and Agency-Eligible Loans during the period, as well as an increase in the weighted average yield. The following table presents a summary of the weighted average amortized cost and the weighted average yield on our GAAP investment portfolio for the three months ended September 30, 2023 and 2022 ($ in millions).

	Three Months Ended
	September 30, 2023	September 30, 2022	Increase/(Decrease)
Weighted average amortized cost of our GAAP investment portfolio	$4,932	$4,303	$629
Weighted average yield on our GAAP investment portfolio	5.21%	4.67%	0.54%

Interest expense

Interest expense is calculated based on the actual financing rate and the outstanding financing balance, inclusive of our financing arrangements and securitized debt, on our GAAP investment portfolio.

Interest expense increased from the three months ended September 30, 2022 to the three months ended September 30, 2023 due to an increase in the weighted average financing rate during the period resulting from increased interest rates and an increase in the amount of financing on our GAAP investment portfolio primarily resulting from the issuance of securitized debt. The following table presents a summary of the weighted average financing balance and the weighted average financing rate on our GAAP investment portfolio for the three months ended September 30, 2023 and 2022 ($ in millions).

	Three Months Ended
	September 30, 2023	September 30, 2022	Increase/(Decrease)
Weighted average GAAP financing balance	$4,575	$3,973	$602
Weighted average financing rate on our GAAP investment portfolio	4.61%	3.49%	1.12%

Net interest component of interest rate swaps

Net interest component of interest rate swaps represents the net interest income received or expense paid on our interest rate swaps.

We recorded income on the net interest component of interest rate swaps during the three months ended September 30, 2023 as a result of our swap portfolio being in a net receive position during the entire period, compared with an expense for the three months ended September 30, 2022 as a result of our swap portfolio being in a net pay position during part of the period. The following table presents a summary of our interest rate swap portfolio as of September 30, 2023 and 2022 ($ in millions).

	September 30, 2023	September 30, 2022	Increase/(Decrease)
Interest rate swap notional value	$405	$684	$(279)
Weighted average receive-variable rate	5.31%	2.98%	2.33%
Weighted average pay-fix rate	3.99%	2.65%	1.34%
Net weighted average (pay)/receive rate	1.32%	0.33%	0.99%

Net realized gain/(loss)

The following table presents a summary of Net realized gain/(loss) for the three months ended September 30, 2023 and 2022 (in thousands). The realized gain during the three months ended September 30, 2023 was driven by unwinding pay-fix, receive-variable interest rate swaps which were previously held at unrealized gains as a result of rising interest rates.

	Three Months Ended
	September 30, 2023	September 30, 2022
Sales of residential mortgage loans and loans transferred to or sold from Other assets	$(1,061)	$731
Sales of real estate securities	(38)	168
Settlement of derivatives and other instruments	8,226	50,082
Total Net realized gain/(loss)	$7,127	$50,981

Net unrealized gain/(loss)

The following table presents a summary of net unrealized gain/(loss) for the three months ended September 30, 2023 and 2022 (in thousands). During the three months ended September 30, 2023, unrealized losses on residential mortgage loans and real estate securities and unrealized gains on securitized debt were primarily the result of rising interest rates during the period.

	Three Months Ended
	September 30, 2023	September 30, 2022
Residential mortgage loans	$(92,322)	$(154,563)
Real estate securities	(2,584)	(2,563)
Securitized debt	85,793	124,606
Derivatives	345	(21,741)
Total Net unrealized gain/(loss)	$(8,768)	$(54,261)

Management fee to affiliate

Our management fee is based upon a percentage of our Stockholders’ Equity. See the "Contractual obligations" section of this Item 2 for further detail on the calculation of our management fee and for the definition of Stockholders’ Equity. Management fees remained relatively consistent from the three months ended September 30, 2022 to the three months ended September 30, 2023.

Non-investment related expenses

Non-investment related expenses are primarily comprised of professional fees, directors’ and officers’ ("D&O") insurance, directors’ compensation, and certain non-investment related expenses reimbursable to our Manager or its affiliates. We are required to reimburse our Manager or its affiliates for operating expenses incurred by our Manager or its affiliates on our behalf, including certain compensation expenses and other expenses relating to legal, accounting, and other services. Refer to the "Contractual obligations" section below for more detail on certain expenses reimbursable to our Manager or its affiliates. The following table presents a summary of our non-investment related expenses for the three months ended September 30, 2023 and 2022 (in thousands).

	Three Months Ended
	September 30, 2023	September 30, 2022
Affiliate reimbursement	$1,400	$1,405
Professional Fees	443	501
D&O insurance	272	309
Directors' compensation	176	168
Other	163	118
Total Non-investment related expenses	$2,454	$2,501

Investment related expenses

Investment related expenses are primarily comprised of servicing fees, asset management fees, and certain investment related expenses reimbursable to the Manager. We are required to reimburse our Manager or its affiliates for operating expenses incurred by our Manager or its affiliates on our behalf associated with our investment portfolio. The following table presents a summary of our investment related expenses for the three months ended September 30, 2023 and 2022 (in thousands).

	Three Months Ended
	September 30, 2023	September 30, 2022
Affiliate reimbursement	$148	$261
Servicing fees	999	986
Residential mortgage loan asset management fees	692	781
Trustee and bank fees	364	279
Other	144	261
Total Investment related expenses	$2,347	$2,568

Transaction related expenses

Transaction related expenses are expenses typically associated with purchasing and securitizing residential mortgage loans as well as certain other transaction and performance related fees associated with assets we invest in. On August 8, 2023, we entered into a Merger Agreement with WMC and, as a result, we have incurred certain expenses related to the pending Merger during the current period. Transaction related expenses increased from the three months ended September 30, 2022 to the three months ended September 30, 2023 primarily due to $4.9 million of expenses recorded related to the pending Merger with WMC, which includes the $3.0 million TPT Termination Fee we paid to TPT on WMC's behalf in connection with its termination of the TPT Merger Agreement.

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

	Three Months Ended
	September 30, 2023	September 30, 2022
MATT Non-QM Securities (1)	$2,606	$1,413
Land Related Financing	64	300
Re/Non-Performing Securities	338	927
AG Arc (2)	(2,820)	(4,266)
Equity in earnings/(loss) from affiliates	$188	$(1,626)
(1)For the three months ended September 30, 2023, the earnings/(loss) generated from our investment in MATT Non-QM Securities consisted of interest income of $1.1 million, interest expense of $(0.2) million, and net unrealized gains of $1.7 million. For the three months ended September 30, 2022, the earnings/(loss) generated from our investment in MATT Non-QM Securities consisted of interest income of $1.0 million, interest expense of $(0.3) million, and net unrealized gains of $0.7 million.
(2)Refer to the table below for additional detail on the earnings/(loss) generated from our investment in AG Arc.

The below table further disaggregates our "Equity in earnings/(loss) from affiliates" line item on our consolidated statements of operations (in thousands).

	Three Months Ended
	September 30, 2023	September 30, 2022
Interest income	$1,410	$1,748
Interest expense	239	314
Total Net Interest Income	1,171	1,434

Net unrealized gain/(loss)	1,946	1,355

After-tax earnings/(loss) at AG Arc (1)	(109)	(1,303)
Net unrealized gain/(loss) on investment in AG Arc (2)	(1,911)	(1,208)
Elimination of gains on loans sold to MITT (3)	(800)	(1,755)
Total AG Arc Earnings/(Loss)	(2,820)	(4,266)

Other operating expenses	109	149

Equity in earnings/(loss) from affiliates	$188	$(1,626)
(1)The earnings/(loss) at AG Arc during the three months ended September 30, 2023 were primarily the result of $(0.4) million of losses related to changes in the fair value of the MSR portfolio held by Arc Home, offset by $0.3 million of income related to Arc Home's lending and servicing operation. The earnings/(loss) at AG Arc during the three months ended September 30, 2022 were primarily the of $(1.9) million of losses related to Arc Home's lending and servicing operations, offset by $0.6 million related to changes in the fair value of the MSR portfolio held by Arc Home.
(2)As of September 30, 2023, the fair value of our investment in Arc Home was calculated using a valuation multiple of 0.89x of book value, which was reduced from 0.94x of book value as of June 30, 2023. As of September 30, 2022, the fair value of our investment in Arc Home was calculated using a valuation multiple of 0.94x of book value, which was reduced from 0.96x of book value as of June 30, 2022.
(3)The earnings recognized by AG Arc do not include our portion of gains recorded by Arc Home in connection with the sale of residential mortgage loans to us. Refer to Note 10 to the "Notes to Consolidated Financial Statements (unaudited)" for more information on this accounting policy.

Nine Months Ended September 30, 2023 compared to the Nine Months Ended September 30, 2022

The table below presents certain information from our consolidated statements of operations for the nine months ended September 30, 2023 and 2022 (in thousands).

	Nine Months Ended
	September 30, 2023	September 30, 2022	Increase/(Decrease)
Statement of Operations Data:
Net Interest Income
Interest income	$182,802	$123,017	$59,785
Interest expense	148,309	73,994	74,315
Total Net Interest Income	34,493	49,023	(14,530)

Other Income/(Loss)
Net interest component of interest rate swaps	5,025	(5,849)	10,874
Net realized gain/(loss)	9,171	60,072	(50,901)
Net unrealized gain/(loss)	(257)	(123,032)	122,775
Total Other Income/(Loss)	13,939	(68,809)	82,748

Expenses
Management fee to affiliate	6,190	5,984	206
Non-investment related expenses	7,848	7,710	138
Investment related expenses	6,905	6,889	16
Transaction related expenses	9,700	14,939	(5,239)
Total Expenses	30,643	35,522	(4,879)

Income/(loss) before equity in earnings/(loss) from affiliates	17,789	(55,308)	73,097

Equity in earnings/(loss) from affiliates	642	(9,486)	10,128
Net Income/(Loss)	18,431	(64,794)	83,225

Dividends on preferred stock	(13,758)	(13,758)	—

Net Income/(Loss) Available to Common Stockholders	$4,673	$(78,552)	$83,225

Interest income

Interest income increased from the nine months ended September 30, 2022 to the nine months ended September 30, 2023 due to an increase in the size of our portfolio resulting from purchases of Non-Agency Loans and Agency-Eligible Loans during the period, as well as an increase in the weighted average yield. The following table presents a summary of the weighted average amortized cost and the weighted average yield on our GAAP investment portfolio for the nine months ended September 30, 2023 and 2022 ($ in millions).

	Nine Months Ended
	September 30, 2023	September 30, 2022	Increase/(Decrease)
Weighted average amortized cost of our GAAP investment portfolio	$4,825	$3,764	$1,061
Weighted average yield on our GAAP investment portfolio	5.05%	4.36%	0.69%

Interest expense

Interest expense increased from the nine months ended September 30, 2022 to the nine months ended September 30, 2023 due to an increase in the weighted average financing rate during the period resulting from increased interest rates and an increase in the amount of financing on our GAAP investment portfolio primarily resulting from the issuance of securitized debt. The following table presents a summary of the weighted average financing balance of and the weighted average financing rate on our GAAP investment portfolio for the nine months ended September 30, 2023 and 2022 ($ in millions).

	Nine Months Ended
	September 30, 2023	September 30, 2022	Increase/(Decrease)
Weighted average GAAP financing balance	$4,445	$3,442	$1,003
Weighted average financing rate on our GAAP investment portfolio	4.45%	2.87%	1.58%

Net interest component of interest rate swaps

We recorded income on the net interest component of interest rate swaps during the nine months ended September 30, 2023 as a result of our swap portfolio being in a net receive position during the entire period, compared with an expense for the nine months ended September 30, 2022 as a result of our swap portfolio being in a net pay position during part of the period. The following table presents a summary of our interest rate swap portfolio as of September 30, 2023 and 2022 ($ in millions).

	September 30, 2023	September 30, 2022	Increase/(Decrease)
Interest rate swap notional value	$405	$684	$(279)
Weighted average receive-variable rate	5.31%	2.98%	2.33%
Weighted average pay-fix rate	3.99%	2.65%	1.34%
Net weighted average (pay)/receive rate	1.32%	0.33%	0.99%

Net realized gain/(loss)

The following table presents a summary of Net realized gain/(loss) for the nine months ended September 30, 2023 and 2022 (in thousands). The realized gain during the nine months ended September 30, 2023 was driven by unwinding pay-fix, receive-variable interest rate swaps which were previously held at unrealized gains as a result of rising interest rates. This was offset by realized losses on sales of residential mortgage loans.

	Nine Months Ended
	September 30, 2023	September 30, 2022
Sales of residential mortgage loans and loans transferred to or sold from Other assets	$(11,409)	$696
Sales of real estate securities	(38)	(34,504)
Settlement of derivatives and other instruments	20,618	93,880
Total Net realized gain/(loss)	$9,171	$60,072

Net unrealized gain/(loss)

The following table presents a summary of net unrealized gain/(loss) for the nine months ended September 30, 2023 and 2022 (in thousands). During the nine months ended September 30, 2023, unrealized losses on residential mortgage loans and real estate securities and unrealized gains on securitized debt were primarily the result of rising interest rates during the period. The unrealized losses recorded on derivatives for the nine months ended September 30, 2023 primarily represent the reclassification of unrealized gains to realized gains related to unwinding interest rate swaps during the period.

	Nine Months Ended
	September 30, 2023	September 30, 2022
Residential mortgage loans	$(13,217)	$(451,532)
Real estate securities	(2,282)	3,529
Securitized debt	25,346	306,302
Derivatives	(10,104)	18,669
Total Net unrealized gain/(loss)	$(257)	$(123,032)

Management fee to affiliate

Our management fee is based upon a percentage of our Stockholders’ Equity. See the "Contractual obligations" section of this Item 2 for further detail on the calculation of our management fee and for the definition of Stockholders’ Equity. Management fees increased from the nine months ended September 30, 2022 to the nine months ended September 30, 2023 primarily due to an increase in our Stockholder's Equity as calculated pursuant to our Management Agreement.

Non-investment related expenses

The following table presents a summary of our non-investment related expenses for the nine months ended September 30, 2023 and 2022 (in thousands).

	Nine Months Ended
	September 30, 2023	September 30, 2022
Affiliate reimbursement	$4,200	$4,215
Professional Fees	1,505	1,438
D&O insurance	817	963
Directors' compensation	529	505
Other	797	589
Total Non-investment related expenses	$7,848	$7,710

Investment related expenses

The following table presents a summary of our investment related expenses for the nine months ended September 30, 2023 and 2022 (in thousands).

	Nine Months Ended
	September 30, 2023	September 30, 2022
Affiliate reimbursement	$360	$637
Servicing fees	3,044	3,005
Residential mortgage loan asset management fees	1,981	1,963
Trustee and bank fees	1,106	636
Other	414	648
Total Investment related expenses	$6,905	$6,889

Transaction related expenses

Transaction related expenses are expenses typically associated with purchasing and securitizing residential mortgage loans as well as certain other transaction and performance related fees associated with assets we invest in. On August 8, 2023, we entered into the Merger Agreement with WMC and, as a result, we have incurred certain expenses related to the pending Merger during the current period. Transaction related expenses decreased from the nine months ended September 30, 2022 to the nine months ended September 30, 2023 primarily due to less upfront expenses associated with securitizations. We completed seven securitizations during the nine months ended September 30, 2022 and three securitizations during the nine months ended September 30, 2023. This was offset by $4.9 million of expenses recorded during the nine months ended September 30, 2023 related to the pending Merger with WMC, which includes the $3.0 million TPT Termination Fee we paid to TPT on WMC's behalf in connection with its termination of the TPT Merger Agreement.

Equity in earnings/(loss) from affiliates

The below tables summarize the components of the "Equity in earnings/(loss) from affiliates" line item on our consolidated statements of operations (in thousands).

	Nine Months Ended
	September 30, 2023	September 30, 2022
MATT Non-QM Securities (1)	$4,580	$154
Land Related Financing	805	1,248
Re/Non-Performing Securities	249	758
AG Arc (2)	(4,992)	(11,646)
Equity in earnings/(loss) from affiliates	$642	$(9,486)
(1)For the nine months ended September 30, 2023, the earnings/(loss) generated from our investment in MATT Non-QM Securities consisted of interest income of $3.2 million, interest expense of $(0.5) million, net unrealized gains of $2.1 million, and other operating expenses of $(0.2) million. For the nine months ended September 30, 2022, the earnings/(loss) generated from our investment in MATT Non-QM Securities consisted of interest income of $2.6 million, interest expense of $(0.8) million, net unrealized losses of $(1.4) million, and other operating expenses of $(0.2) million.
(2)Refer to the table below for additional detail on the earnings/(loss) generated from our investment in AG Arc.

The below table further disaggregates our "Equity in earnings/(loss) from affiliates" line item on our consolidated statements of operations (in thousands).

	Nine Months Ended
	September 30, 2023	September 30, 2022
Interest income	$4,923	$4,899
Interest expense	752	888
Total Net Interest Income	4,171	4,011

Net realized gain/(loss)	—	(7)
Net unrealized gain/(loss)	1,861	(1,465)
Total Other Income/(Loss)	1,861	(1,472)

After-tax earnings/(loss) at AG Arc (1)	(2,115)	589
Net unrealized gain/(loss) on investment in AG Arc (2)	(1,736)	(6,366)
Elimination of gains on loans sold to MITT (3)	(1,141)	(5,869)
Total AG Arc Earnings/(Loss)	(4,992)	(11,646)

Other operating expenses	398	379

Equity in earnings/(loss) from affiliates	$642	$(9,486)
(1)The earnings/(loss) at AG Arc during the nine months ended September 30, 2023 were primarily the result of $(1.6) million of losses related to changes in the fair value of the MSR portfolio held by Arc Home, coupled with $(0.5) million of losses related to Arc Home's lending and servicing operations. The earnings/(loss) at AG Arc during the nine months ended September 30, 2022 were primarily the result of $4.1 million related to changes in the fair value of the MSR portfolio held by Arc Home, offset by $(3.5) million of losses related to Arc Home's lending and servicing operations.
(2)As of September 30, 2023, the fair value of our investment in Arc Home was calculated using a valuation multiple of 0.89x of book value, which was reduced from 0.94x of book value as of December 31, 2022. As of September 30, 2022, the fair value of our investment in Arc Home was calculated using a valuation multiple of 0.94x of book value, which was reduced from 1.06x of book value as of December 31, 2021.
(3)The earnings recognized by AG Arc do not include our portion of gains recorded by Arc Home in connection with the sale of residential mortgage loans to us. Refer to Note 10 to the "Notes to Consolidated Financial Statements (unaudited)" for more information on this accounting policy.

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

We define EAD, a non-GAAP financial measure, as Net Income/(loss) available to common stockholders excluding (i) (a) unrealized gains/(losses) on loans, real estate securities, derivatives and other investments, inclusive of our investment in AG Arc, and (b) net realized gains/(losses) on the sale or termination of such instruments, (ii) any transaction related expenses incurred in connection with the acquisition, disposition, or securitization of our investments as well as transaction related expenses incurred in connection with the pending Merger with WMC, (iii) accrued deal-related performance fees payable to third party operators to the extent the primary component of the accrual relates to items that are excluded from EAD, such as unrealized and realized gains/(losses), (iv) realized and unrealized changes in the fair value of Arc Home's net mortgage servicing rights and the derivatives intended to offset changes in the fair value of those net mortgage servicing rights, (v) deferred taxes recognized at our taxable REIT subsidiaries, if any, and (vi) any gains/(losses) associated with exchange transactions on our common and preferred stock. Items (i) through (vi) above include any amount related to those items held in affiliated entities. Management considers the transaction related expenses referenced in (ii) above to be similar to realized losses incurred at the acquisition, disposition, or securitization of an asset and does not view them as being part of its core operations. Management views the exclusion described in (iv) above to be consistent with how it calculates EAD on the remainder of its portfolio. Management excludes all deferred taxes because it believes deferred taxes are not representative of current operations. EAD includes the net interest income and other income earned on our investments on a yield adjusted basis, including TBA dollar roll income/(loss) or any other investment activity that may earn or pay net interest or its economic equivalent.

A reconciliation of "Net Income/(loss) available to common stockholders" to EAD for the three and nine months ended September 30, 2023 and 2022 is set forth below (in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net Income/(loss) available to common stockholders	$(6,751)	$(7,455)	$4,673	$(78,552)
Add (Deduct):
Net realized (gain)/loss	(7,127)	(50,981)	(9,171)	(60,072)
Net unrealized (gain)/loss	8,768	54,261	257	123,032
Transaction related expenses and deal related performance fees (1)	7,605	5,486	9,857	15,575
Equity in (earnings)/loss from affiliates	(188)	1,626	(642)	9,486
EAD from equity method investments (2)(3)	(215)	(4,170)	(648)	(10,755)
Dollar roll income/(loss)	—	633	—	1,999
Earnings available for distribution	$2,092	$(600)	$4,326	$713

Earnings available for distribution, per Diluted Share	$0.10	$(0.03)	$0.21	$0.03
(1)For the three months ended September 30, 2023 and 2022, total transaction related expenses and deal related performance fees included $7.6 million and $5.3 million, respectively, recorded within the "Transaction related expenses" line item and $9.4 thousand and $0.2 million, respectively, recorded within the "Interest expense" line item, which relates to the amortization of deferred financing costs. For the nine months ended September 30, 2023 and 2022, total transaction related expenses and deal related performance fees included $9.7 million and $14.9 million, respectively, recorded within the "Transaction related expenses" line item and $0.2 million and $0.7 million, respectively, recorded within the "Interest expense" line item, which relates to the amortization of deferred financing costs.
(2)For the three months ended September 30, 2023 and 2022, $0.4 million or $0.02 per share and $2.4 million or $0.11 per share, respectively; and for the nine months ended September 30, 2023 and 2022, $1.2 million or $0.06 per share and $9.2 million or $0.40 per share, respectively, of realized and unrealized changes in the fair value of Arc Home's net mortgage servicing rights and corresponding derivatives were excluded from EAD, net of deferred tax expense or benefit. Additionally, for the three months ended September 30, 2023 and 2022, $(1.9) million or $(0.09) per share and $(1.2) million or $(0.05) per share, respectively; and for the nine months ended September 30, 2023 and 2022, $(1.7) million or $(0.08) per share and $(6.4) million or $(0.28) per share, respectively, of unrealized changes in the fair value of our investment in Arc Home were excluded from EAD.
(3)EAD recognized by AG Arc does not include our portion of gains recorded by Arc Home in connection with the sale of residential mortgage loans to us. For the three months ended September 30, 2023 and 2022, we eliminated $0.8 million or $0.04 per share and $1.8 million or $0.08 per share, respectively; and for the nine months ended September 30, 2023 and 2022, we eliminated $1.1 million or $0.06 per share and $5.9 million or $0.25 per share, respectively, of intra-entity profits recognized by Arc Home, and also decreased the cost basis of the underlying loans we purchased by the same amount. Refer to Note 10 to the "Notes to Consolidated Financial Statements (unaudited)" for more information on this accounting policy.

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

Investment portfolio

The following tables present a summary of our investment portfolio, inclusive of net interest margin and leverage ratios, as of September 30, 2023 and a reconciliation of these metrics on our Investment Portfolio to their respective metrics on our GAAP Investment Portfolio ($ in thousands).

	September 30, 2023
	Investment			Securitized Debt			Cost of Funds (b)	Allocated Equity (c)	Net Interest Margin
Instrument	Amortized Cost	Fair Value	Yield (a)	Amortized Cost	Fair Value	Financing Arrangements				Leverage Ratio (d)
Residential Investments:
Securitized Non-Agency Loans	$4,666,088	$4,161,749	5.14%	$4,135,273	$3,718,992	$242,865	4.80%	$199,892	0.34%	1.2x
Securitized Re/Non-Performing Loans	204,349	181,622	6.34%	126,064	112,523	46,568	4.38%	22,531	1.96%	2.0x
Non-Agency Loans	90,227	89,649	7.44%	—	—	78,300	5.84%	11,349	1.60%	6.9x
Agency-Eligible Loans	46,985	46,894	7.10%	—	—	43,907	4.83%	2,987	2.27%	14.7x
Residential Whole Loans	1,092	2,740	105.46%	—	—	—	—%	2,740	105.46%	N/A
Land Related Financing	493	493	14.50%	—	—	—	—%	493	14.50%	N/A
Non-Agency RMBS	77,090	74,889	17.29%	—	—	38,543	5.36%	36,346	11.93%	0.7x
Total Residential Investments	$5,086,324	$4,558,036	5.52%	$4,261,337	$3,831,515	$450,183	4.81%	$276,338	0.71%	1.6x

Agency RMBS	$137,933	$135,002	6.31%	$—	$—	$132,304	5.00%	$2,698	1.31%	15.3x

Total Investment Portfolio	$5,224,257	$4,693,038	5.54%	$4,261,337	$3,831,515	$582,487	4.81%	$279,036	0.73%	1.9x
Cash and Cash Equivalents (e)								118,735	5.20%
Interest Rate Swaps (f)								11,176	1.32%
Arc Home								35,203
Non-Interest Earning Assets, net								6,272
Total Stockholders' Equity								$450,422		1.2x

	Investment			Securitized Debt			Cost of Funds (b)	Allocated Equity (c)	Net Interest Margin
	Amortized Cost	Fair Value	Yield (a)	Amortized Cost	Fair Value	Financing Arrangements				Leverage Ratio (d)
Total Investment Portfolio	$5,224,257	$4,693,038	5.54%	$4,261,337	$3,831,515	$582,487	4.81%	$279,036	0.73%	1.9x
Investments in Debt and Equity of Affiliates	39,294	40,171	23.35%	—	—	16,574	5.54%	23,597	17.81%	(g)
GAAP Investment Portfolio	$5,184,963	$4,652,867	5.39%	$4,261,337	$3,831,515	$565,913	4.81%	$255,439	0.58%	9.7x
(a)Excludes any net TBA positions.
(b)Includes the cost (interest expense) or benefit (interest income) from our interest rate swap hedges. The benefit of hedging as of September 30, 2023 was 0.12%.
(c)Allocated equity represents the investment fair value less the associated securitized debt at fair value and financing arrangements, where applicable.
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

	December 31, 2022
	Investment			Securitized Debt			Cost of Funds (b)	Allocated Equity (c)	Net Interest Margin
Instrument	Amortized Cost	Fair Value	Yield (a)	Amortized Cost	Fair Value	Financing Arrangements				Leverage Ratio (d)
Residential Investments:
Securitized Non-Agency Loans	$3,904,841	$3,436,201	4.65%	$3,470,695	$3,078,593	$197,937	4.28%	$159,671	0.37%	1.2x
Securitized Re/Non-Performing Loans	288,138	270,945	6.66%	196,134	183,759	34,151	3.68%	53,035	2.98%	0.6x
Non-Agency Loans	398,392	371,161	5.54%	—	—	315,915	4.81%	55,246	0.73%	5.7x
Agency-Eligible Loans	48,675	46,862	5.99%	—	—	44,326	5.08%	2,536	0.91%	17.5x
Residential Whole Loans	1,520	3,428	72.78%	—	—	—	—%	3,428	72.78%	N/A
Land Related Financing	10,688	10,688	14.50%	—	—	—	—%	10,688	14.50%	N/A
Non-Agency RMBS	67,580	63,516	16.41%	—	—	35,510	5.42%	28,006	10.99%	0.7x
Total Residential Investments	$4,719,834	$4,202,801	5.13%	$3,666,829	$3,262,352	$627,839	4.31%	$312,610	0.82%	1.9x

Agency RMBS	$19,771	$19,124	7.54%	$—	$—	$14,163	4.54%	$4,961	3.00%	2.3x

Total Investment Portfolio	$4,739,605	$4,221,925	5.14%	$3,666,829	$3,262,352	$642,002	4.31%	$317,571	0.83%	1.9x
Cash and Cash Equivalents (e)								84,621	4.11%
Interest Rate Swaps (f)								8,727	1.53%
Arc Home								39,680
Non-Interest Earning Assets, net								12,201
Total Stockholders' Equity								$462,800		1.3x

	Investment			Securitized Debt			Cost of Funds (b)	Allocated Equity (c)	Net Interest Margin
	Amortized Cost	Fair Value	Yield (a)	Amortized Cost	Fair Value	Financing Arrangements				Leverage Ratio (d)
Total Investment Portfolio	$4,739,605	$4,221,925	5.14%	$3,666,829	$3,262,352	$642,002	4.31%	$317,571	0.83%	1.9x
Investments in Debt and Equity of Affiliates	50,592	49,609	18.05%	—	—	20,815	5.19%	28,794	12.86%	(g)
GAAP Investment Portfolio	$4,689,013	$4,172,316	4.99%	$3,666,829	$3,262,352	$621,187	4.31%	$288,777	0.68%	8.4x
(a)Excludes any net TBA positions.
(b)Includes the cost (interest expense) or benefit (interest income) from our interest rate swap hedges. The benefit of hedging as of December 31, 2022 was 0.13%.
(c)Allocated equity represents the investment fair value less the associated securitized debt at fair value and financing arrangements, where applicable.
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

The following table presents a reconciliation of our Investment Portfolio to our GAAP Investment Portfolio as of September 30, 2023 and December 31, 2022 ($ in thousands).

	September 30, 2023							December 31, 2022
Instrument	Current Face	Amortized Cost	Unrealized Mark-to-Market	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Yield	Weighted Average Life (Years) (3)	Fair Value (1)
Residential Investments:
Residential Mortgage Loans
Securitized Non-Agency Loans (4)	$4,615,412	$4,666,088	$(504,339)	$4,161,749	5.18%	5.14%	9.81	$3,436,201
Securitized Re- and Non-Performing Loans	223,136	204,349	(22,727)	181,622	3.81%	6.34%	6.08	270,945
Non-Agency Loans	88,800	90,227	(578)	89,649	8.22%	7.44%	3.82	371,161
Agency-Eligible Loans	46,227	46,985	(91)	46,894	7.75%	7.10%	3.42	46,862
Re- and Non-Performing Loans	2,837	1,092	1,648	2,740	N/A	105.46%	1.76	3,428
Land Related Financing	493	493	—	493	14.50%	14.50%	0.01	10,688
Total Residential Mortgage Loans	4,976,905	5,009,234	(526,087)	4,483,147	5.20%	5.32%	9.47	4,139,285
Non-Agency RMBS
GCAT Non-Agency RMBS (5)
GCAT Non-Agency Securities (6)	14,894	14,720	(4,603)	10,117	4.35%	4.66%	10.92	9,859
GCAT Non-Agency RMBS Interest Only (6)(7)	N/A	2,534	1,845	4,379	0.52%	34.81%	4.17	5,058
MATT Non-QM Securities (6)(7)	26,599	31,166	1,211	32,377	0.91%	26.17%	4.39	31,067
Re/Non-Performing Securities (7)	5,516	7,635	(334)	7,301	0.89%	11.43%	1.86	7,854
Total GCAT Non-Agency RMBS	47,009	56,055	(1,881)	54,174	1.02%	20.86%	6.16	53,838
Non-Agency Securities (6)	30,313	21,035	(320)	20,715	3.78%	7.93%	12.91	9,678
Total Non-Agency RMBS	77,322	77,090	(2,201)	74,889	1.30%	17.29%	4.90	63,516
Total Residential Investments	5,054,227	5,086,324	(528,288)	4,558,036	4.98%	5.52%	9.05	4,202,801

Agency RMBS:
30 Year Fixed Rate	120,102	121,568	(2,632)	118,936	6.00%	5.79%	8.44	—
Interest Only (7)	N/A	16,365	(299)	16,066	3.93%	10.13%	7.21	19,124
Total Agency RMBS	120,102	137,933	(2,931)	135,002	5.17%	6.31%	7.95	19,124

Total: Investment Portfolio	$5,174,329	$5,224,257	$(531,219)	$4,693,038	4.98%	5.54%	9.01	$4,221,925
Less: Investments in Debt and Equity of Affiliates
Residential Mortgage Loans	$493	$493	$—	$493	14.50%	14.50%	0.01	$10,688
Non-Agency RMBS	$32,115	$38,801	$877	$39,678	0.91%	23.46%	4.17	$38,921
Total: GAAP Investment Portfolio	$5,141,721	$5,184,963	$(532,096)	$4,652,867	5.14%	5.39%	9.34	$4,172,316
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
(5)GCAT Non-Agency RMBS are securities issued under Gold Creek Asset Trust ("GCAT"), which is the Angelo Gordon securitization shelf under which we or private funds under the management of Angelo Gordon securitize loans.
(6)Includes Non-Agency Securities collateralized by non-QM loans and agency-eligible loans.
(7)Interest Only have no principal balances and bear interest based on a notional balance. The notional balance is used solely to determine interest distributions on the interest only classes of securities. The GCAT Non-Agency RMBS Interest Only, MATT Non-QM Securities, Re/Non-Performing Securities, and Agency RMBS Interest Only line items include interest only classes with notional balances of $98.9 million, $299.4 million, $25.2 million, and $79.9 million, respectively.

Residential mortgage loans

See Note 3 to the "Notes to Consolidated Financial Statements (unaudited)" for information on credit quality and a breakout of geographic concentration of credit risk within loans we include in the "Securitized residential mortgage loans, at fair value," "Residential mortgage loans, at fair value," and "Residential mortgage loans held for sale, at fair value" line items on our consolidated balance sheets.

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

	September 30, 2023		December 31, 2022
	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Securitized residential mortgage loans in Non-Agency VIEs	$4,615,412	$4,161,749	$3,841,265	$3,436,201
Securitized debt in Non-Agency VIEs (1)	4,208,500	3,718,992	3,527,304	3,078,593
Other assets (2)	N/A	1,423	N/A	—
Retained Certificates from Non-Agency VIEs (3)(4)(5)(6)		$444,180		$357,608

Retained interests in Non-Agency VIEs	Current Face	Fair Value	Current Face	Fair Value
Senior Bonds	$14,575	$14,507	$—	$—
Mezzanine Bonds	35,946	32,078	17,382	15,472
Subordinate Bonds	357,490	245,387	296,215	193,906
Interest Only / Excess Servicing Bonds (1)(7)	N/A	152,208	N/A	148,230
Retained Certificates from Non-Agency VIEs (3)(4)(5)(6)		$444,180		$357,608
Financing arrangements on retained Certificates from Non-Agency VIEs		242,865		197,937
Retained Certificates from Non-Agency VIEs, net of financing arrangements		$201,315		$159,671
(1)Interest Only have no principal balances and bear interest based on a notional balance. The notional balance is used solely to determine interest distributions on the interest only classes of securities. As of September 30, 2023 and December 31, 2022, the Securitized debt in Non-Agency VIEs line item includes interest only classes with notional balances of $135.7 million and $144.3 million, respectively. As of September 30, 2023 and December 31, 2022, the notional balance on Interest Only / Excess Servicing Bonds was $9.3 billion and $8.0 billion, respectively.
(2)Represents the fair value of real estate owned within Non-Agency VIEs. We record real estate owned at the lower of cost or fair value less estimated costs to sell. As of September 30, 2023, we recorded real estate owned within our Non-Agency VIEs at $1.2 million.
(3)Maximum loss exposure from our involvement with VIEs pertains to the fair value of the Certificates retained from the VIEs. We have no obligation to provide any other explicit or implicit support to the securitization trusts.
(4)As of September 30, 2023 and December 31, 2022, our equity at risk included bonds with a fair value of $257.6 million and $215.1 million, respectively, held in order to comply with Risk Retention Rules. We are generally required to hold the Required Credit Risk until the later of (i) the fifth anniversary of the securitization closing date and (ii) the date on which the aggregate unpaid principal balance of the mortgage loans has been reduced to 25% of the aggregate unpaid principal balance of the mortgage loans as of the securitization closing date, but no longer than the seventh anniversary of the closing date.
(5)As of September 30, 2023 and December 31, 2022, a portion of our equity at risk included bonds exposed to the first loss of the securitization with a fair value of $87.5 million and $84.7 million, respectively.
(6)Excludes net other asset/(liabilities) held within the VIEs of $7.2 million and $4.4 million as of September 30, 2023 and December 31, 2022, respectively.
(7)As the sponsor and depositor of each securitization, we may purchase all of the outstanding Certificates (an "Optional Redemption") following the earlier of (1) an applicable anniversary date (typically two or three years) of the respective securitization or (2) the date at which the unpaid principal balance of the applicable collateral has declined below a certain percentage (typically 10% to 30%) of the principal balance originally contributed to the securitization. As of September 30, 2023, there was one securitization with an unpaid principal balance of $125.7 million that met the criteria for an Optional Redemption. As of December 31, 2022, there were no securitizations which met the criteria for an Optional Redemption.

Non-Agency RMBS

The following table presents the fair value of our Non-Agency RMBS by credit rating as of September 30, 2023 and December 31, 2022 (in thousands).

Credit Rating - Non-Agency RMBS (1)	September 30, 2023	December 31, 2022
A	$6,167	$—
BBB	10,016	7,707
BB	14,753	8,096
B	7,339	12,814
Not Rated	36,614	34,899
Total: Non-Agency RMBS	$74,889	$63,516
Less: Investments in Debt and Equity of Affiliates	$39,678	$38,921
Total: GAAP Basis	$35,211	$24,595
(1)Represents the minimum rating for rated assets of S&P, Moody, Morningstar, and Fitch credit ratings, stated in terms of the S&P equivalent.

The following table presents the geographic concentration of the underlying collateral for our Non-Agency RMBS portfolio ($ in thousands).

September 30, 2023			December 31, 2022
State	Fair Value	Percentage	State	Fair Value	Percentage
California	$35,177	47.0%	California	$29,972	47.2%
New York	11,096	14.8%	New York	9,733	15.3%
Florida	4,706	6.3%	Florida	3,955	6.2%
Texas	2,725	3.6%	Texas	2,248	3.5%
New Jersey	2,362	3.2%	New Jersey	1,912	3.0%
Other	18,823	25.1%	Other	15,696	24.8%
Total	$74,889	100.0%	Total	$63,516	100.0%

Agency RMBS

Although our investment activities primarily include acquiring and securitizing newly-originated residential mortgage loans, from time to time we invest excess liquidity into Agency RMBS. The following table presents the fair value and the Constant Prepayment Rate ("CPR") experienced on our Agency RMBS portfolio for the periods presented ($ in thousands).

	Fair Value		CPR (1)
Agency RMBS	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
30 Year Fixed Rate	$118,936	$—	5.7%	—%
Interest Only	16,066	19,124	5.7%	11.0%
Total/Weighted Average	$135,002	$19,124	5.7%	11.0%
(1)Represents the weighted average monthly CPRs published during the period for our in-place portfolio.

Financing activities

We use leverage to finance the purchase of our investment portfolio. Our leverage has primarily been in the form of repurchase agreements and similar financing arrangements (which we refer to collectively as financing arrangements), and securitized debt.

Repurchase agreements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a "haircut." The size of the haircut reflects the perceived risk associated with the pledged asset. Haircuts may change as our financing arrangements mature or roll and are sensitive to governmental regulations. Interest rates for our financing arrangements are determined based on prevailing rates (typically a spread over a base rate) corresponding to the terms of the borrowings, and interest is paid on a monthly basis or, for shorter term arrangements, at the end of the term. Repurchase agreements typically have a term of up to one year for loans and a term of 30 to 90 days for securities. Repurchase agreements are generally mark-to-market with respect to margin calls and recourse to us. We had outstanding financing arrangements with six counterparties as of September 30, 2023 and December 31, 2022.

Our financing arrangements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each financing arrangement, typical supplemental terms include requirements of minimum equity and liquidity, leverage ratios, and performance triggers. In addition, some of the financing arrangements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that we fail to comply with the covenants contained in these financing arrangements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the associated agreement. As of September 30, 2023, we are in compliance with all of our financial covenants.

We also use securitized debt to finance our loan portfolio. Securitized debt is generally non-mark-to-market with respect to margin calls and non-recourse to us.

Recourse and non-recourse financing

The below table provides detail on the breakout between recourse and non-recourse financing as of September 30, 2023 and December 31, 2022 (in thousands).

	September 30, 2023	December 31, 2022
Recourse financing - Financing arrangements, including those in Investments in Debt and Equity of Affiliates	$569,547	$625,593
Non-recourse financing - Securitized debt, at fair value	3,831,515	3,262,352
Non-recourse financing - Financing arrangements included in Investments in Debt and Equity of Affiliates	12,940	16,409
Total Financing	4,414,002	3,904,354

Less:
Recourse financing - Financing arrangements included in Investments in Debt and Equity of Affiliates	3,634	4,406
Non-recourse financing - Financing arrangements included in Investments in Debt and Equity of Affiliates	12,940	16,409
Total Financing in Investments in Debt and Equity of Affiliates	16,574	20,815

Total Financing: GAAP Basis	$4,397,428	$3,883,539

Leverage

We use leverage to increase potential returns to our stockholders and to fund the acquisition of our investment portfolio. Our financing strategy is designed to increase the size of our investment portfolio by borrowing against the fair value of the assets in our portfolio. When acquiring residential mortgage loans and other assets, we finance our investments using repurchase agreements or similar financing arrangements, which we refer to collectively as "financing arrangements." Upon accumulating a targeted amount of residential mortgage loans, we finance these assets utilizing long-term, non-recourse, non-mark-to-market securitizations as market conditions permit. Financing arrangements are generally recourse to the Company whereas securitized debt used to finance our Non-Agency VIEs and RPL/NPL VIEs is generally non-recourse to the Company. In addition to disclosing GAAP leverage, we also disclose Economic Leverage, which excludes non-recourse financing. Management believes that this non-GAAP measure, when considered with our GAAP financial statements, provides supplemental information useful for investors to help evaluate our use of leverage and the related risk associated with our leverage profile. Our presentation of Economic Leverage may not be comparable to similarly-titled measures of other companies, who may use different calculations. This non-GAAP measure should not be considered a substitute for, or superior to, GAAP leverage calculated in accordance with GAAP. Our GAAP financial results and the reconciliations from these results should be carefully evaluated.

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

September 30, 2023	Leverage	Stockholders’ Equity	Leverage Ratio
GAAP Securitized debt, at fair value	$3,831,515
GAAP Financing arrangements	565,913
Restricted cash posted on Financing arrangements	(9,486)
GAAP Leverage	$4,387,942	$450,422	9.7x
Financing arrangements through affiliated entities	16,574
Non-recourse financing arrangements (1)	(3,844,455)
Economic Leverage	$560,061	$450,422	1.2x
(1) Non-recourse financing arrangements include securitized debt and other non-recourse financing held within MATT.

December 31, 2022	Leverage	Stockholders’ Equity	Leverage Ratio
GAAP Securitized debt, at fair value	$3,262,352
GAAP Financing arrangements	621,187
Restricted cash posted on Financing arrangements	(3,357)
GAAP Leverage	$3,880,182	$462,800	8.4x
Financing arrangements through affiliated entities	20,790
Non-recourse financing arrangements (1)	(3,278,761)
Net TBA receivable/(payable) adjustment	(39,206)
Economic Leverage	$583,005	$462,800	1.3x
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

As described above, our distribution requirements are based on taxable income rather than GAAP net income. Differences between taxable income and GAAP net income include (i) unrealized gains and losses associated with investment and derivative portfolios which are marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized or settled, (ii) temporary differences related to amortization of premiums and discounts paid on investments, (iii) the timing and amount of deductions related to stock-based compensation, (iv) temporary differences related to the recognition of realized gains and losses on sold investments and certain terminated derivatives, (v) taxes, (vi) methods of depreciation and (vii) differences between GAAP income or losses in our TRSs’ and taxable income resulting from dividend distributions to the REIT from our TRSs'. Undistributed taxable income is based on current estimates and is not finalized until we file our annual tax return for that tax year, typically in October of the following year. We did not have any undistributed taxable income as of September 30, 2023.

The following table details our common stock dividends declared during the nine months ended September 30, 2023 and 2022.

Nine Months Ended September 30, 2023				Nine Months Ended September 30, 2022
Declaration Date	Record Date	Payment Date	Cash Dividend Per Share	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
3/15/2023	3/31/2023	4/28/2023	$0.18	3/18/2022	3/31/2022	4/29/2022	$0.21
6/15/2023	6/30/2023	7/31/2023	0.18	6/15/2022	6/30/2022	7/29/2022	0.21
9/15/2023	9/29/2023	10/31/2023	0.18	9/15/2022	9/30/2022	10/31/2022	0.21
Total			$0.54	Total			$0.63

We announced that on October 24, 2023, our Board of Directors declared an interim fourth quarter 2023 common stock dividend on our common stock of $0.08 per share, made pursuant to the terms of the Merger Agreement in connection with the Merger with WMC. The dividend was paid on November 8, 2023 to stockholders of record as of November 3, 2023.

The following tables detail the dividends declared and paid on our 8.25% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock"), 8.00% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock"), and 8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock ("Series C Preferred Stock") (collectively, "preferred stock") during the nine months ended September 30, 2023 and 2022.

2023			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	8.25% Series A	8.00% Series B	8.000% Series C
2/16/2023	2/28/2023	3/17/2023	$0.51563	$0.50	$0.50
5/4/2023	5/31/2023	6/20/2023	0.51563	0.50	0.50
7/31/2023	8/31/2023	9/18/2023	0.51563	0.50	0.50
Total			$1.54689	$1.50	$1.50

2022			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	8.25% Series A	8.00% Series B	8.000% Series C
2/18/2022	2/28/2022	3/17/2022	$0.51563	$0.50	$0.50
5/2/2022	5/31/2022	6/17/2022	0.51563	0.50	0.50
8/3/2022	8/31/2022	9/19/2022	0.51563	0.50	0.50
Total			$1.54689	$1.50	$1.50

We announced that on November 3, 2023, our Board of Directors declared fourth quarter 2023 preferred stock dividends on our Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock in the amount of $0.51563, $0.50 and $0.50 per share, respectively. The dividends will be paid on December 18, 2023 to holders of record on November 30, 2023.

Liquidity and capital resources

Our liquidity determines our ability to meet our cash obligations, including distributions to our stockholders, payment of our expenses, financing our investments and satisfying other general business needs.

Our principal sources of cash consist of borrowings under financing arrangements, principal and interest payments we receive on our investment portfolio, cash generated from our operating results, and proceeds from capital market transactions. We typically use cash to repay principal and interest on our financing arrangements, to purchase loans, real estate securities, and other real estate related assets, to make dividend payments on our capital stock, to repurchase our capital stock, and to fund our operations. We may also generate liquidity when restricted cash that was pledged as collateral for clearing and executing trades, derivatives, and financing arrangements becomes unrestricted when the related collateral requirements are exceeded or at the maturity of the derivative or financing arrangement. Refer to "—Margin requirements" below discussing instances where we may use liquidity to meet margin requirements. At September 30, 2023, we had $118.7 million of liquidity, all of which was cash and cash equivalents. Refer to the "Contractual obligations" section of this Item 2 for additional obligations that could impact our liquidity.

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

Cash flows

The below details changes to our cash, cash equivalents, and restricted cash for the nine months ended September 30, 2023 and 2022 ($ in thousands).

	Nine Months Ended
	September 30, 2023	September 30, 2022	Change
Cash and cash equivalents and restricted cash, Beginning of Period	$98,803	$100,229	$(1,426)

Net cash provided by (used in) operating activities (1)	18,120	16,806	1,314
Net cash provided by (used in) investing activities (2)	(471,590)	(1,491,640)	1,020,050
Net cash provided by (used in) financing activities (3)	493,929	1,474,041	(980,112)

Net change in cash and cash equivalents and restricted cash	40,459	(793)	41,252
Cash and cash equivalents and restricted cash, End of Period	$139,262	$99,436	$39,826
(1)Cash provided by operating activities is primarily attributable to net interest income less operating expenses for the nine months ended September 30, 2023.
(2)Cash used in investing activities for the nine months ended September 30, 2023 was primarily attributable to purchases of investments, offset by sales of investments and principal repayments on investments.
(3)Cash provided by financing activities for the nine months ended September 30, 2023 was primarily attributable to the issuance of securitized debt, offset by principal repayments on securitized debt, net repayments of repurchase agreements, dividend payments, and common share repurchases.

Stock repurchase programs

On November 3, 2015, our Board of Directors authorized a stock repurchase program (the "2015 Repurchase Program") to repurchase up to $25.0 million of our outstanding common stock. As of June 30, 2022, the $25.0 million maximum repurchase amount authorized under the 2015 Repurchase Program was fully utilized.

On August 3, 2022, our Board of Directors authorized a stock repurchase program (the "2022 Repurchase Program") to repurchase up to $15.0 million of our outstanding common stock on substantially the same terms as the 2015 Repurchase Program. The 2022 Repurchase Program does not have an expiration date and permits us to repurchase our shares through various methods, including open market repurchases, privately negotiated block transactions and Rule 10b5-1 plans. We may repurchase shares of our common stock from time to time in compliance with SEC regulations and other legal requirements. The extent to which we repurchase our shares, and the timing, manner, price, and amount of any such repurchases, will depend upon a variety of factors including market conditions and other corporate considerations as determined by management, as well as the limits of the 2022 Repurchase Program and our liquidity and business strategy. The 2022 Repurchase Program does not obligate us to acquire any particular amount of shares and may be modified or discontinued at any time. As of the date of this filing, approximately $1.5 million of common stock remained authorized for future share repurchases under the 2022

Repurchase Program. See Note 11 in the "Notes to Consolidated Financial Statements (unaudited)" for additional details on the shares repurchased under the 2022 Repurchase Program during the three and nine months ended September 30, 2023.

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

Equity distribution agreements

On May 5, 2017, we entered into an equity distribution agreement with each of Credit Suisse Securities (USA) LLC and JMP Securities LLC (collectively, the "Sales Agents"), which we refer to as the "Equity Distribution Agreements," pursuant to which we may sell up to $100.0 million aggregate offering price of shares of our common stock from time to time through the Sales Agents, under the Securities Act of 1933. We did not issue any shares of common stock under the Equity Distribution Agreements during the three and nine months ended September 30, 2023. Since inception of the program, we have issued approximately 2.2 million shares of common stock under the Equity Distribution Agreements for gross proceeds of $48.3 million.

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

Contractual obligations

Management agreement

The management agreement, as amended, provides for payment to the Manager of a management fee, an incentive fee, and reimbursements of certain expenses incurred by the Manager or its affiliates on behalf of us. Pursuant to our management agreement, the closing of the TPG Transaction resulted in an assignment of the management agreement. Our independent directors unanimously consented to such assignment on July 31, 2023 in advance of the TPG Transaction closing. There were no changes to the management agreement in connection with the TPG Transaction and the assignment of the management agreement became effective upon the closing of the TPG Transaction.

In connection with the pending Merger with WMC, we and our Manager entered into the MITT Management Agreement Amendment, pursuant to which (i) the base management fee will be reduced by $0.6 million for the first four quarters (i.e., resulting in an aggregate $2.4 million waiver of base management fees) following the Effective Time, beginning with the fiscal quarter in which the Effective Time occurs, and (ii) our Manager will waive its right to seek reimbursement from us for any expenses otherwise reimbursable by us under the management agreement in an amount equal to the excess, if any, of $7.0 million over the aggregate cash portion of the Per Share Merger Consideration paid by our Manager to the holders of WMC common stock in the Merger. The MITT Management Agreement Amendment will become effective automatically upon the closing of the Merger, and will have no force and effect if the Merger does not close.

Management fee

The management fee is calculated and payable quarterly in arrears in an amount equal to 1.50% of our Stockholders’ Equity, per annum. For purposes of calculating the management fee, "Stockholders’ Equity" means the sum of the net proceeds from any issuances of equity securities (including preferred securities) since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance, and excluding any future equity issuance to the Manager), plus our retained earnings at the end of such quarter (without taking into account any non-cash equity compensation expense or other non-cash items described below incurred in current or prior periods), less any amount that we pay for repurchases of our common stock, excluding any unrealized gains, losses or other non-cash items that have impacted stockholders’ equity as reported in our financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP, and certain other non-cash charges after discussions between the Manager and our independent directors and after approval by a majority of our independent directors. Stockholders’ Equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders’ equity shown on our financial statements. The below table details the management fees incurred during the three and nine months ended September 30, 2023 and 2022 (in thousands).

	Three Months Ended		Nine Months Ended
Consolidated statements of operations line item:	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Management fee to affiliate	$2,054	$2,064	$6,190	$5,984

As of September 30, 2023 and December 31, 2022, we have recorded management fees payable of $2.1 million and $2.1 million, respectively. The management fee payable is included within the "Due to affiliates" item within the "Other liabilities" line item on the consolidated balance sheets.

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

The Manager waived the annual incentive fee with respect to the fiscal years ending December 31, 2021 and December 31, 2022, and the annual incentive fee will first be payable with respect to the fiscal year ending December 31, 2023. During the three and nine months ended September 30, 2023, we did not incur any incentive fee expense.

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

The below table details the expense reimbursement incurred during the three and nine months ended September 30, 2023 and 2022 (in thousands).

	Three Months Ended		Nine Months Ended
Consolidated statements of operations line item:	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Non-investment related expenses	$1,400	$1,405	$4,200	$4,215
Investment related expenses	148	261	360	637
Transaction related expenses	326	738	707	2,484
Expense reimbursements to Manager or its affiliates	$1,874	$2,404	$5,267	$7,336

As of September 30, 2023 and December 31, 2022, we recorded a reimbursement payable to our Manager or its affiliates of $2.3 million and $1.3 million, respectively The reimbursement payable to the Manager or its affiliates is included within the "Due to affiliates" item within the "Other liabilities" line item on the consolidated balance sheets.

Share-based compensation

The AG Mortgage Investment Trust, Inc. 2020 Equity Incentive Plan, which became effective on April 15, 2020 following the approval of our stockholders at our 2020 annual meeting of stockholders, provides for a maximum of 666,666 shares of common stock that may be issued under the plan. The maximum number of shares of common stock granted during a single fiscal year to any non-employee director, taken together with any cash fees paid to such non-employee director during any fiscal year, shall not exceed $300,000 in total value (calculating the value of any such awards based on the grant date fair value). As of September 30, 2023, 505,933 shares of common stock were available to be awarded under the 2020 Equity Incentive Plan.

Since inception of the 2020 Equity Incentive Plan and through September 30, 2023, we have granted an aggregate of 160,733 shares of restricted common stock to our independent directors under our 2020 Equity Incentive Plan, all of which have vested.

The AG Mortgage Investment Trust, Inc. 2021 Manager Equity Incentive Plan (the "2021 Manager Plan"), which became effective on April 7, 2021 following the approval of our stockholders at our 2021 annual meeting of stockholders, provides for a maximum of 573,425 shares of common stock that may be subject to awards thereunder to our Manager. As of September 30, 2023, there were no shares or awards issued under the 2021 Manager Plan. Following the execution of the Third Amendment to our management agreement in November 2021 related to the incentive fee, our compensation committee no longer expects to continue its historical practice of making periodic equity grants to the Manager pursuant to the 2021 Manager Equity Incentive Plan.

Unfunded commitments

See Note 12 of the "Notes to Consolidated Financial Statements (unaudited)" for detail on our commitments as of September 30, 2023.

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

We record TBA purchases and sales on the trade date and present the purchase or receipt net of the corresponding payable or receivable until the settlement date of the transaction. Refer to Note 7 to the "Notes to Consolidated Financial Statements (unaudited)" for additional detail on TBAs as of September 30, 2023, if applicable.

For additional information on our commitments as of September 30, 2023, refer to Note 12 of the "Notes to Consolidated Financial Statements (unaudited)." We do not expect these commitments, taken as a whole, to be significant to, or to have a material impact on, our overall liquidity or capital resources or our operations.

Critical accounting policies and estimates

We prepare our consolidated financial statements in conformity with GAAP, which requires the use of estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of income and expenses during the reporting period. These estimates are based, in part, on our judgment and assumptions regarding various economic conditions that we believe are reasonable based on facts and circumstances existing at the time of reporting. We believe that the estimates, judgments and assumptions utilized in the preparation of our consolidated financial statements are prudent and reasonable. Although our estimates contemplate conditions as of September 30, 2023 and how we expect them to change in the future, it is reasonably possible that actual conditions could be different than anticipated in arriving at those estimates, which could materially affect reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the periods presented.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary components of our market risk relate to interest rates, liquidity, real estate, credit, prepayment rates, basis, and capital markets risk. While we do not seek to avoid risk completely, we seek to assume risk that can be reasonably quantified from historical experience and to actively manage that risk, to earn sufficient returns to justify taking those risks and to maintain capital levels consistent with the risks we undertake. Many of these risks have become particularly heightened due to sustained inflation, rising mortgage rates, the Federal Reserve's monetary policy actions, and market uncertainty from geopolitical risks.

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

The following chart details information about our duration gap as of September 30, 2023.

Duration (1)(2)	Years
Agency RMBS	0.29
Hedges on Agency RMBS	(0.29)
Agency RMBS subtotal	—

Securitized Residential Mortgage Loans and Non-Agency RMBS	4.66
Hedges on securitized products	(0.54)
Securitized product subtotal	4.12

Residential Mortgage Loans (3)	0.98
Hedges on Residential Mortgage Loans	(0.80)
Residential Mortgage Loans subtotal	0.18

Total	4.30

(1)Duration related to financing arrangements is netted within its respective line items.
(2)Duration does not include our investment in AG Arc LLC.
(3)Residential Mortgage Loans are inclusive of forward purchase commitments to acquire Non-Agency Loans and Agency-Eligible Loans as of September 30, 2023.

The following table quantifies the estimated percent change in GAAP equity, the fair value of our assets, and projected net interest income should interest rates go up or down instantaneously by 25, 50, and 75 basis points, assuming (i) the yield curves of the rate shocks will be parallel to each other and the current yield curve and (ii) all other market risk factors remain constant. These estimates were compiled using a combination of third-party services and models, market data and internal models. All changes in equity, assets, and income are measured as percentage changes from the GAAP equity, assets, and projected net interest income from our base interest rate scenario. The base interest rate scenario assumes spot and forward interest rates existing as of September 30, 2023. Actual results could differ materially from these estimates.

Agency RMBS and Agency-Eligible Loan assumptions attempt to predict default and prepayment activity at projected interest rate levels. To the extent that these estimates or other assumptions do not hold true, actual results will likely differ materially from projections and could result in percentage changes larger or smaller than the estimates in the table below. Moreover, if different models were employed in the analysis, materially different projections could result. In addition, while the table below reflects the estimated impact of interest rate increases and decreases on a static portfolio as of September 30, 2023, our Manager may from time to time sell any of our investments as a part of the overall management of our investment portfolio.

Change in Interest Rates (basis points) (1)(2)	Change in Fair Value as a Percentage of GAAP Equity (3)	Change in Fair Value as a Percentage of Assets (3)	Percentage Change in Projected Net Interest Income (4)
75	(6.9)%	(0.6)%	(0.7)%
50	(4.6)%	(0.4)%	(0.5)%
25	(2.3)%	(0.2)%	(0.2)%
(25)	2.4%	0.2%	0.2%
(50)	4.7%	0.4%	0.5%
(75)	7.2%	0.7%	0.7%
(1)Includes investments held through affiliated entities that are reported as "Investments in debt and equity of affiliates" on our consolidated balance sheet, but excludes AG Arc.
(2)Does not include cash investments, which typically have overnight maturities and are not expected to change in value as interest rates change.
(3)Changes in fair value as a percentage of GAAP equity and assets are inclusive of forward purchase commitments to acquire Non-Agency Loans and Agency-Eligible Loans as of September 30, 2023.
(4)Interest income includes trades settled as of September 30, 2023.

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2023. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Refer to the risks identified under the caption "Risk Factors", in our Annual Report on Form 10-K for the year ended December 31, 2022, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 and our subsequent filings, which are available on the Securities and Exchange Commission’s website at www.sec.gov, and in the "Forward-Looking Statements" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" sections herein.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION.

During the three months ended September 30, 2023, no director or officer of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Submission of Matters to a Vote of Security Holders - Results of Special Meeting of Stockholders

On November 7, 2023, the Company held a special meeting of stockholders (the "Special Meeting"). As of September 22, 2023, the record date for the Special Meeting, there were 20,219,246 shares of common stock of the Company entitled to vote at the Special Meeting. A quorum of 10,276,993 shares were represented in person or by proxy at the Special Meeting. The Company’s stockholders voted on the below matters which were set forth in the notice for the meeting.

The Common Stock Issuance Proposal was approved and sufficient votes were received to approve the Adjournment Proposal, but such adjournment was not necessary in light of the approval of the Common Stock Issuance Proposal. The vote tabulation for each proposal is as follows:

1.	A proposal to approve the issuance of shares of the Company's common stock, par value $0.01 per share, pursuant to the Agreement and Plan of Merger, dated as of August 8, 2023, as amended or modified from time to time, by and among the Company, Western Asset Mortgage Capital Corporation, a Delaware corporation ("WMC"), AGMIT Merger Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of MITT ("Merger Sub"), and, solely for the limited purposes set forth therein AG REIT Management, LLC, a Delaware limited liability company and the external manager of the Company, pursuant to which WMC will merge with and into Merger Sub, with Merger Sub continuing as the surviving entity of the Merger (the "Common Stock Issuance Proposal").

Votes For	Votes Against	Abstentions	Broker Non-Votes
9,874,603	333,923	68,467	—

2.	A proposal to approve the adjournment of the Special Meeting, if necessary or appropriate, for the purpose of soliciting additional proxies for the approval of the Common Stock Issuance Proposal (the "Adjournment Proposal").

Votes For	Votes Against	Abstentions	Broker Non-Votes
9,590,535	606,863	79,595	—

ITEM 6.	EXHIBITS.

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of August 8, 2023, by and among AG Mortgage Investment Trust, Inc., AGMIT Merger Sub, LLC, Western Asset Mortgage Capital Corporation and, solely for the limited purposes set forth therein, AG REIT Management, LLC, incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 9, 2023.

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

10.1
Fourth Amendment to Management Agreement, dated as of August 8, 2023, by and between AG Mortgage Investment Trust, Inc. and AG REIT Management, LLC, incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 9, 2023.

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

AG MORTGAGE INVESTMENT TRUST, INC.

November 9, 2023	By:	/s/ THOMAS J. DURKIN
Thomas J. Durkin
Chief Executive Officer and President (principal executive officer)

November 9, 2023	By:	/s/ ANTHONY W. ROSSIELLO
Anthony W. Rossiello
Chief Financial Officer (principal financial officer and principal accounting officer)