Form 10-K
period 2023-12-31
AG Mortgage Investment Trust, Inc.
filed 2024-03-11
CIK 1514281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________
FORM 10-K
 _____________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission file number 001-35151
 _____________________________________________________________________
AG MORTGAGE INVESTMENT TRUST, INC.
(Exact name of registrant as specified in its charter)
_____________________________________________________________________

Maryland	27-5254382
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

245 Park Avenue, 26th Floor New York, New York	10167
(Address of Principal Executive Offices)	(Zip Code)

(212) 692-2000
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class:	Trading Symbols:	Name of each exchange on which registered:
Common Stock, $0.01 par value per share	MITT	New York Stock Exchange (NYSE)
8.25% Series A Cumulative Redeemable Preferred Stock	MITT PrA	New York Stock Exchange (NYSE)
8.00% Series B Cumulative Redeemable Preferred Stock	MITT PrB	New York Stock Exchange (NYSE)
8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	MITT PrC	New York Stock Exchange (NYSE)
9.500% Senior Notes due 2029	MITN	New York Stock Exchange (NYSE)

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

The aggregate market value of the registrant’s voting common stock held by non-affiliates as of June 30, 2023 was $117,208,563.

As of March 6, 2024, there were 29,452,618 shares of common stock outstanding.

_____________________________________________________________________

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2024 annual meeting of stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

These forward-looking statements are based upon information presently available to our management and are inherently subjective, uncertain and subject to change. There can be no assurance that actual results will not differ materially from our expectations. Some, but not all, of the factors that might cause such a difference include, without limitation:

•the persistence of labor shortages, supply chain imbalances, the Israel-Hamas conflict, the Russia-Ukraine conflict, inflation, and the potential for an economic recession;
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
•our ability to realize all of the expected benefits of the acquisition of Western Asset Mortgage Capital Corporation ("WMC") or that such benefits may take longer to realize than expected (including because we incurred significant costs associated with such acquisition);
•our ability to refinance the remaining portion of the senior convertible notes assumed in the WMC acquisition in the manner anticipated or at all;
•changes in general economic conditions, in our industry and in the finance and real estate markets, including the impact on the value of our assets;
•conditions in the market for residential mortgage investments and Agency RMBS;
•conditions in the market for commercial investments, including the Company's ability to successfully realize the commercial investments acquired from WMC within the timeframe anticipated or at all;
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

We caution investors not to rely unduly on any forward-looking statements, which speak only as of the date made, and urge you to carefully consider the risks noted above in this Annual Report on Form 10-K for the year ended December 31, 2023 and any subsequent filings. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements that we make, or that are attributable to us, are expressly qualified by this cautionary notice.

PART I

ITEM 1. BUSINESS

Our company

AG Mortgage Investment Trust, Inc. (the "Company," "MITT," "we," "us," and "our") is a residential mortgage REIT with a focus on investing in a diversified risk-adjusted portfolio of residential mortgage-related assets in the U.S. mortgage market. Our objective is to provide attractive risk-adjusted returns to our stockholders over the long-term, primarily through dividends and capital appreciation.

We focus our investment activities primarily on acquiring and securitizing newly-originated residential mortgage loans within the non-agency segment of the housing market. We obtain our assets through Arc Home, LLC ("Arc Home"), our residential mortgage loan originator in which we own an approximate 44.6% interest, and through other third-party origination partners. We finance our acquired loans through various financing lines on a short-term basis and utilize Angelo, Gordon & Co., L.P.'s ("TPG Angelo Gordon") proprietary securitization platform to secure long-term, non-recourse, non-mark-to-market financing as market conditions permit. Through our ownership in Arc Home, we also have exposure to mortgage banking activities. Arc Home is a multi-channel licensed mortgage originator and servicer primarily engaged in the business of originating and selling residential mortgage loans while retaining the mortgage servicing rights associated with certain loans that it originates.

In December 2023, we acquired Western Asset Mortgage Capital Corporation ("WMC"), an externally managed mortgage REIT that focused on investing in, financing and managing a portfolio of residential mortgage loans, real estate related securities, and commercial real estate loans. Through this acquisition, we increased our investment portfolio by $1.2 billion, which primarily consisted of Securitized Non-Agency Loans. For more information, refer to the "WMC Acquisition" section below.

Our investment portfolio (which excludes our ownership in Arc Home) primarily includes Residential Investments and Agency RMBS. Currently, our Residential Investments primarily consist of newly originated Non-Agency Loans and Agency-Eligible Loans, which we refer to as our target assets. In addition, we may also invest in other types of residential mortgage loans and other mortgage related assets.

As of December 31, 2023, our investment portfolio consisted of the following Residential Investments and Agency RMBS:

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

Non-Agency RMBS(2)	•Non-Agency Residential Mortgage-Backed Securities ("RMBS") represent fixed- and floating-rate RMBS issued by entities other than U.S. GSEs or agencies of the U.S. government.
Re- and Non-Performing Loans(1)	•Performing, re-performing, and non-performing loans are residential mortgage loans collateralized by a first lien mortgaged property.
Agency RMBS(2)	•Agency RMBS represent interests in pools of residential mortgage loans guaranteed by a GSE such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government such as Ginnie Mae.
(1)These investments are included in the "Securitized residential mortgage loans, at fair value," "Residential mortgage loans, at fair value," and "Residential mortgage loans held for sale, at fair value" line items on the consolidated balance sheets.
(2)These investments are included in the "Real estate securities, at fair value" line item on the consolidated balance sheets.

In addition, our investment portfolio includes commercial loans, commercial-mortgage backed securities ("CMBS") and other securities (collectively, the "Legacy WMC Commercial Investments") that were acquired in the WMC acquisition. The Legacy WMC commercial loans primarily include first lien commercial mortgage loan participations and are included in the "Commercial loans, at fair value" line item on the consolidated balance sheets. The Legacy WMC CMBS primarily include fixed-rate and floating-rate CMBS, secured by, or evidencing an ownership interest in, a single commercial mortgage loan or a pool of commercial mortgage loans, and are included in the "Real estate securities, at fair value" line item on the consolidated balance sheets. We expect to either hold the Legacy WMC Commercial Investments until maturity or opportunistically exit these investments.

Our primary sources of income are net interest income from our investment portfolio, changes in the fair value of our investments or hedge portfolio, and income from our investment in Arc Home. Net interest income consists of the interest income we earn on investments less the interest expense we incur on borrowed funds and any costs related to hedging. Income from our investment in Arc Home is generated through its mortgage banking activities which represents the origination and subsequent sale of residential mortgage loans and servicing income sourced from its portfolio of mortgage servicing rights.

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

Our Manager and TPG Angelo Gordon

We are externally managed by AG REIT Management, LLC, a Delaware limited liability company (the "Manager"), a wholly-owned subsidiary of TPG Angelo Gordon, a diversified credit and real estate investing platform within TPG Inc. ("TPG"). TPG (Nasdaq: TPG) is a leading global alternative asset management firm.

On November 1, 2023, TPG completed the previously announced acquisition of TPG Angelo Gordon (the "TPG Transaction"), pursuant to which TPG Angelo Gordon, including our Manager, became indirect subsidiaries of TPG. Pursuant to the management agreement with our Manager, the closing of the TPG Transaction resulted in an assignment of the management agreement. The independent directors of our Board of Directors unanimously consented to such assignment on July 31, 2023 in advance of the TPG Transaction closing. There were no changes to the management agreement in connection with the TPG Transaction and the assignment of the management agreement became effective upon the closing of the TPG Transaction.

Pursuant to the terms of our management agreement, our Manager provides us with our management team, including our officers, along with appropriate support personnel. All of our officers are employees of TPG Angelo Gordon or its affiliates. We do not have any employees. Our Manager is at all times subject to the supervision and oversight of our Board of Directors and has only such functions and authority as our Board of Directors delegates to it. Our Manager has delegated to TPG Angelo Gordon the overall responsibility with respect to our Manager’s day-to-day duties and obligations arising under our management agreement. TPG Angelo Gordon is a registered investment adviser under the Investment Advisers Act of 1940, as amended.

Through our relationship with our Manager, we benefit from the expertise and relationships that TPG Angelo Gordon has established which provides us with resources to generate attractive risk-adjusted returns for our stockholders. Our management has significant experience in the mortgage industry and expertise in structured credit investments. We are able to leverage our Manager, along with our ownership interest in Arc Home, a vertically integrated origination platform, to access investment opportunities in the non-agency residential mortgage loan market. This strategic advantage has enabled us to grow our investment portfolio and remain active in the securitization markets, utilizing TPG Angelo Gordon's proprietary securitization platform to deliver non-agency investments to a diverse mix of investors.

WMC Acquisition

On December 6, 2023, (the "Closing Date") we completed our acquisition of WMC. On the Closing Date, WMC merged with and into AGMIT Merger Sub, LLC, a Delaware limited liability company and our wholly owned subsidiary ("Merger Sub"), with Merger Sub continuing as the surviving company (the "Merger"). As contemplated by the Agreement and Plan of Merger, dated as of August 8, 2023 (the “Merger Agreement”), the certificate of merger was filed with the Secretary of State of the State of Delaware, and the Merger was effective at 8:15 a.m., Eastern Time, on the Closing Date (the "Effective Time").

Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the Effective Time, each outstanding share of WMC common stock, par value $0.01 per share (“WMC Common Stock”), was converted into the right to receive the following (the “Per Share Merger Consideration”): (i) from us, 1.498 shares of our common stock; and (ii) from our Manager, a cash amount equal to $0.92 (the “Per Share Additional Manager Consideration”). No fractional shares of our common stock were issued in the Merger, and the value of any fractional interests to which a former holder of WMC Common Stock was otherwise entitled was paid in cash.

In addition, on August 8, 2023, we and our Manager entered into an amendment (the “MITT Management Agreement Amendment”) to our existing management agreement, pursuant to which (i) the base management fee will be reduced by $0.6 million for the first four quarters following the Effective Time, beginning with the fiscal quarter in which the Effective Time occurs (i.e., resulting in an aggregate $2.4 million waiver of base management fees), and (ii) our Manager will waive its right to seek reimbursement from us for any expenses otherwise reimbursable by us under the management agreement in an amount equal to approximately $1.3 million, which is the excess of $7.0 million over the aggregate Per Share Additional Manager Consideration paid by our Manager to the holders of WMC Common Stock under the Merger Agreement.

Additionally, each outstanding share of WMC’s restricted common stock and each WMC restricted stock unit (each, a “WMC Equity Award”) vested in full immediately prior to the Effective Time and, as of the Effective Time, was considered outstanding for all purposes of the Merger Agreement, including the right to receive the Per Share Merger Consideration, except that WMC Equity Awards granted to certain members of the WMC board of directors at WMC’s 2023 annual stockholders’ meeting (collectively, the “2023 WMC Director Awards”) were treated as follows: (i) for M. Christian Mitchell and Lisa G. Quateman, who were appointed to the our board of directors as of the Effective Time, the 2023 WMC Director Awards were equitably adjusted effective as of the Effective Time into awards relating to shares of our common stock that have the same value, vesting terms and other terms and conditions as applied to the corresponding WMC restricted stock units immediately prior to the Effective Time and (ii) for the other members of the WMC board of directors, the 2023 WMC Director Awards accelerated and vested pro-rata effective as of immediately prior to the Effective Time based on a fraction, the numerator of which was 166 (the number of days between the grant date and the Closing Date) and the denominator of which was 365, and the remaining unvested portion of such 2023 WMC Director Awards was cancelled without any consideration.

The issuance of shares of our common stock to the former stockholders of WMC was registered under the Securities Act, pursuant to a registration statement on Form S-4 (File No. 333-274319), as amended, filed by MITT with the Securities and Exchange Commission (the “SEC”) and declared effective on September 29, 2023 (the “Registration Statement”). The joint proxy statement/prospectus included in the Registration Statement contains additional information about the Merger, the Merger Agreement and the transactions contemplated thereby.

Pursuant to the Merger Agreement, approximately 9.2 million shares of our common stock were issued in connection with the Merger to former WMC common stockholders, and former WMC common stockholders owned approximately 31% of the common equity of MITT as the combined company following the consummation of the Merger.

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

Our financing arrangements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each financing arrangement, typical supplemental terms include requirements of minimum equity and liquidity, leverage ratios, and performance triggers. In addition, some of the financing arrangements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that we fail to comply with the covenants contained in these financing arrangements or are otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the associated agreement. As of December 31, 2023, we are in compliance with all of our financial covenants.

In connection with the WMC acquisition, one of our subsidiaries assumed, and the Company guaranteed, $86.25 million aggregate principal amount of senior unsecured indebtedness, represented by WMC's 6.75% Convertible Senior Notes due 2024 (the "Legacy WMC Convertible Notes"). The Legacy WMC Convertible Notes can be redeemed at our option on or after June 15, 2024, and mature on September 15, 2024. In January 2024, we issued an aggregate of $34.5 million in 9.500% Senior Notes due 2029 and, as of the date of this Annual Report, we have used approximately $7.1 million of the proceeds from such issuance to repurchase a portion of the Legacy WMC Convertible Notes. We continue to evaluate potential opportunities to address the remaining portion of the Legacy WMC Convertible Notes.

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
•No investment shall be made that would cause us to be regulated as an investment company under the Investment Company Act; and
•Our investments will primarily be in our target assets.

Our target assets include the types of assets described in this Annual Report, under the heading "Our company" above, and our subsequent periodic filings with the SEC. Our investment policies may be changed by our Board of Directors without the approval of our stockholders.

Allocation policy

Consistent with its duties as a registered investment adviser, TPG Angelo Gordon has an investment allocation policy that governs the allocations of investment opportunities among itself and its clients, and this investment allocation policy also applies to our Manager and us. Pursuant to this policy, TPG Angelo Gordon and our Manager allocate investment opportunities among its clients in a manner which is fair and equitable over time and does not favor one client or group of clients.

Investment opportunities in our target assets may be allocated among us and TPG Angelo Gordon funds and accounts that are eligible to purchase such target assets. TPG Angelo Gordon considers the following factors, among others, when assigning investment opportunities among us and its other clients:

•Capital available for new investments;
•Existing ownership and target position size;
•Investment objective or strategies;
•Risk or investment concentration parameters;
•Supply or demand for an investment at a given price level;
•Cash availability and liquidity requirements;
•Regulatory restrictions;
•Minimum investment size;
•Relative size or "buying power;"
•Regulatory and tax considerations, including the impact on our status under the Investment Company Act and REIT status; and
•Such other factors that may be relevant to a particular transaction.

In addition, our Manager may be precluded from transacting in particular investments in certain situations, including but not limited to situations where TPG Angelo Gordon or its affiliates may have a prior contractual commitment with other accounts or clients or as to which TPG Angelo Gordon or any of its affiliates possesses material, non-public information. Consistent with TPG Angelo Gordon’s fiduciary duty to all of its clients, it may give priority in the allocation of investment opportunities to certain clients to the extent necessary to meet regulatory requirements, client guidelines and/or contractual obligations. TPG Angelo Gordon or our Manager may determine that an investment opportunity is appropriate for a particular account, but not for another. In addition, TPG Angelo Gordon or its employees may invest in opportunities declined by our Manager for us. The investment allocation policy may be amended by TPG Angelo Gordon at any time without our consent. As the investment programs of the various entities and accounts managed by TPG Angelo Gordon change and develop over time, additional issues and considerations may affect TPG Angelo Gordon’s allocation policy and its expectations with respect to the allocation of investment opportunities. To the extent permitted by law, TPG Angelo Gordon is permitted to bunch or aggregate orders or to elect not to bunch or aggregate orders for a particular client account with orders for other accounts, notwithstanding that the effect of such bunching, aggregation or lack thereof may operate to the disadvantage of some clients.

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

Human Capital Resources

We have no employees. All of our officers, and our dedicated or partially dedicated personnel, are employees of TPG Angelo Gordon or its affiliates. We are highly dependent upon TPG Angelo Gordon’s employees and, in turn, TPG Angelo Gordon’s ability to create a respectful and inclusive firm culture to attract and retain the necessary talent to provide services to our company and its assets.

The following is a description of human capital resources at TPG Angelo Gordon. On November 1, 2023, TPG completed the previously announced TPG Transaction, pursuant to which TPG Angelo Gordon, including our Manager, became indirect subsidiaries of TPG. TPG is a leading global alternative asset management firm, founded in San Francisco in 1992, with $222 billion of asset under management (as of December 31, 2023) and investment and operational teams around the world. TPG invests across a broadly diversified set of strategies, including private equity, impact, credit, real estate and market solutions. As a result of the acquisition, TPG Angelo Gordon operates its business as a new platform within TPG. For additional information regarding TPG and its human capital resources, see TPG's public filings with the SEC.

TPG Angelo Gordon

As of December 31, 2023, TPG Angelo Gordon had over 650 employees.

Recruiting and Employee Retention

In order to attract, retain, and support talented employees, TPG Angelo Gordon strives to offer competitive compensation and benefits, partner with diverse recruitment organizations, participate in industry-oriented, Diversity and Inclusion focused initiatives (as described further below), and provide employees with ample opportunity to give back to the communities they work in and around. TPG Angelo Gordon also offers its full-time employees access to robust health and wellness programs, including:

•Health insurance, paid time off and leave programs
•Bright Horizons back-up care program
•401(k) plan
•Physical activity subsidy and access to wellness platforms
•Employee assistance program

Diversity & Inclusion

TPG Angelo Gordon promotes a diverse and inclusive culture where all voices are welcomed and heard, embracing the individual differences, life experiences, knowledge, inventiveness, innovation, self-expression, unique capabilities and talent of its employees. TPG Angelo Gordon does not tolerate any conduct that denigrates or shows hostility toward an individual because of a characteristic protected by law, is personally offensive, impairs morale or adversely impacts the work environment. TPG Angelo Gordon supports diverse recruitment, opportunity and retention through its active partnerships with diverse recruitment organizations and diversity and inclusion-focused initiatives, including:

•Girls Who Invest
•Seizing Every Opportunity (SEO)
•Toigo

In addition, TPG Angelo Gordon’s diversity focuses include practices and policies on recruitment and selection, professional development and training, promotions, and the ongoing development of a work environment built on the premise of gender and diversity equity, formally outlined in TPG Angelo Gordon’s anti-discrimination and anti-harassment policies. TPG Angelo Gordon also fosters a more inclusive culture through a variety of other diversity and inclusion initiatives, including:

•corporate training

•special events
•community outreach
•corporate philanthropy

Further, our Board of Directors is committed to seeking highly qualified individuals from minority groups (including gender and ethnically/racially diverse groups) to include in the pool from which board nominees are selected. As of the date of this report, three of the eight members of our Board of Directors are female.

Community Involvement and Philanthropy

TPG Angelo Gordon has a long history of supporting its employees’ dedication of time, resources and passion in having a positive impact on the communities in which they live and work. TPG Angelo Gordon’s philanthropy and community engagement is driven by the diverse interests and perspectives of its employees. Recently, TPG Angelo Gordon launched a philanthropic platform, AG Gives, creating a new path for employees to contribute to their communities through volunteerism, charitable giving, and education.

Operational Impact/Corporate Governance

We are committed to good corporate governance practices that strengthen alignment of interests with our stockholders.
For example:

•3/4 of our Board members are independent and our Board has an independent, Non-Executive Chair.
◦In connection with the WMC acquisition closing, we appointed two independent board members from the WMC board of directors, increasing the size of our Board to eight members.
•38% of our Board members are female.
•We are committed to Board refreshment (3.9 year average director tenure).
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

In addition, TPG Angelo Gordon's commitment to strong corporate governance includes embracing opportunities to reduce its environmental impact.

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
•Our Manager’s investment models may be incorrect which could lead to investment losses.
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
•Failure of the U.S. federal government to avoid a government shutdown may negatively impact the economic environment and adversely impact our results of operations.
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
•We may fail to realize all of the expected benefits of the WMC acquisition.
Risks Related to our Investments
•Our investments in non-agency residential mortgage loans, including Non-QM Loans in particular, subject us to legal, regulatory and other risks.
•We invest in Agency-Eligible Loans, which expose us to an increased risk of loss.
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
Risks Related to Legacy WMC Commercial Investments
•Commercial real estate-related investments that are secured by commercial real property, which were acquired by us in the WMC acquisition, are subject to delinquency, foreclosure and loss, which could result in losses to us.
Risks Related to U.S. Government Programs
•The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between these agencies and the U.S. government, may adversely affect our business.

Risks Related to Financing Activities
•We have a material amount of corporate indebtedness, which could have significant effects on our business.
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
•Our Manager will not be liable to us for any acts or omissions performed in accordance with our management agreement.
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
Risks Related to our Organization and Strategy
•Loss of our exemption from regulation under the Investment Company Act would impose significant limits on our operations, which would negatively affect the value of shares of our common stock and our ability to make distributions.
•Certain provisions of Maryland law could inhibit a change in our control.
Other Risks Related to Ownership of Our Common Stock
•Investing in our common stock may involve a high degree of risk. Investors in our common stock may experience losses, volatility, and poor liquidity, and we may reduce or not pay our dividends at all in a variety of circumstances.

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

Further, the success of our investment strategy is highly dependent upon our ability to finance our target assets through non-recourse, non-mark-to-market securitization transactions. Although market conditions for securitizations improved slightly in 2023 over the unprecedented spread level widening experienced in 2022, there is no guarantee that conditions will continue to improve. Prior to executing a securitization transaction, we typically acquire assets with warehouse financing subject to margin calls which typically are associated with a higher level of risk than other non-recourse, non-mark-to-market financing. In executing securitization transactions, we rely on third-party service providers, including custodians, rating agencies, servicers, and due diligence firms, to support the completion of such transactions in a timely and efficient manner. These third-party service providers may not have sufficient resources to dedicate the appropriate time and attention needed for securitization transactions conducted by us and our competitors. Resources, including sufficient personnel resources, of third-party service providers may be negatively impacted by a variety of factors. To the extent that third-party service providers on which we rely are not able to dedicate sufficient resources to provide the necessary services to us, we may be delayed in completing, or unable to complete, securitization transactions on the pace anticipated in our business plan and our operating results may be materially and adversely impacted.

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

From time to time, tensions between countries may erupt into warfare and may adversely affect neighboring countries and those who conduct trade or foreign relations with those affected regions. Such acts of war may cause widespread and lingering damage on a global scale, including, but not limited to, (i) safety and cybersecurity, (ii) the economy, and (iii) global relations.

The wars between Russia and Ukraine and Hamas and Israel have and will continue to result in instability and adversely affect the global economy or specific markets. In addition, these geopolitical tensions can cause an increase in volatility in commodity and energy prices, creating supply chain issues, and causing instability in financial markets. Sanctions imposed by the United States and other countries in response to such conflict could further adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others, could exacerbate market and economic instability. Further, Russia has launched an onslaught of cyberwarfare against Ukraine as part of its ongoing invasion, targeting the country’s critical infrastructure, government agencies, media organizations, and related think tanks in the U.S. and EU.

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

As of December 31, 2023, our residential loan portfolio was our predominant asset class, and we expect to continue to seek investment opportunities primarily focused on residential whole loans. We are exposed to significant credit risk primarily through direct investments in residential real estate mortgage loans and the ownership of RMBS. Investors in residential mortgage assets assume the risk that the related borrowers may default on their obligations to make full and timely payments of principal and interest, as well as the risks discussed below, among other risks.

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

Greater General Credit Risks. In addition, credit losses on residential mortgage loans can occur for many reasons (many of which are beyond our control), including: fraud; poor underwriting; poor servicing practices; weak economic conditions; increases in payments required to be made by borrowers; declines in the value of homes; earthquakes, the effects of climate change (including flooding, drought, wildfire and severe weather), and other natural disaster events; uninsured property loss; borrower over-leveraging; costs of remediation of environmental conditions, such as indoor mold; changes in zoning or building codes and the related costs of compliance; acts of war or terrorism; pandemics; changes in legal protections for borrowers and other changes in law or regulation; and personal events affecting borrowers, such as reduction in income and job loss. Lingering concerns about the real estate market, interest rate levels remaining higher for longer, inflation, energy costs and geopolitical issues may contribute to increased volatility and uncertainty about the economy and markets.

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

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and related laws and regulations relating to credit risk retention for securitizations (the "Risk Retention Rules"), when we sponsor a residential mortgage loan securitization, we are required to retain at least 5% of the fair value of the mortgage-backed securities issued in the securitization. We may also co-sponsor a securitization where we are the party obligated to comply with the Risk Retention Rules. We can retain either an “eligible vertical interest” (which consists of at least 5% of each class of securities issued in the securitization), an “eligible horizontal residual interest” (which is the most subordinate class of securities with a fair value of at least 5% of the aggregate credit risk) or a combination of both totaling 5% (the "Required Credit Risk"). We are required to hold the Required Credit Risk until the later of (i) the fifth anniversary of the securitization closing date and (ii) the date on which the aggregate unpaid principal balance of the mortgage loans in such securitization has been reduced to 25% of the aggregate unpaid principal balance of the mortgage loans as of the securitization closing date, but no longer than the seventh anniversary of the closing date (such date, the "Sunset Date"). In addition, before the Sunset Date, we may not engage in any hedging transactions if payments on the hedge instrument are materially related to the Required Credit Risk and the hedge position would limit our financial exposure to the Required Credit Risk. Also, we may not pledge our interest in any Required

Credit Risk as collateral for any financing unless such financing is full recourse to us. If we pledge our interest in Required Credit Risk as collateral on financing that is full recourse to us, which we generally seek to do, and the lender takes possession of the underlying collateral, we may not be in compliance with the Risk Retention Rules and it is uncertain as to what the consequences may be. Our Required Credit Risk could subject us to the first losses on our securitizations and is illiquid, which may make it more difficult to meet our liquidity needs, which may materially and adversely affect our business and financing condition. Thus, the Risk Retention Rules materially limit our ability to sell and hedge a portion of our RMBS that we acquire through our securitizations and subjects us to the credit risk related to the retained RMBS that we otherwise may have sold.

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

Some of the analytical models used by our Manager, such as mortgage prepayment models, mortgage default models, and models providing risk sensitivities (e.g., duration) rely on predictive assumptions which could prove to be incorrect. In addition, the predictive models used by our Manager may differ substantially from those models used by other market participants, with the result that valuations based on these predictive models may be substantially higher or lower for certain investments than actual market prices. Furthermore, since predictive models are usually constructed based on historical data supplied by third-

parties, the success of relying on such models may depend heavily on the accuracy and reliability of the supplied historical data and the ability of these historical models accurately to reflect future periods.

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

The U.S. and other countries have experienced, and may experience in the future, outbreaks of contagious diseases that affect public health and public perception of health risk. The outbreak or spread of any highly infectious or contagious disease could result in federal, state and local governments and private entities mandating various restrictions quarantines, curfews, “stay-at-home” or “shelter in place” orders and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations, any of which could adversely impact our Manager's ability to successfully operate our business. In addition, outbreaks or pandemics have and may continue to disrupt global supply chains, contribute to increased inflation, increase rates of unemployment and adversely impact many industries. Future disruptions and governmental actions, due to an outbreak of any highly infectious or contagious disease, combined with any associated economic and/or social instability or distress, may have an adverse impact on our results of operations, financial condition and cash available for distribution.

In particular, the outbreak or spread of any highly infectious or contagious disease may impact our financing strategy and liquidity. We finance many of the mortgage loans and real estate related securities we acquire with borrowings under repurchase facilities and other financing arrangements and, as market conditions permit, refinance these assets through securitization transactions. If as a result of an outbreak or pandemic, the financing markets were to experience another period of extreme volatility and illiquidity, we may be forced to sell our mortgage loans, real estate related securities and other assets that secure our repurchase facilities and other financing arrangements on less favorable terms to us than might otherwise be available in a regularly functioning market and such actions could result in deficiency judgments and other claims against us. These conditions would have a materially negative effect on our results of operations, and, in turn, cash available for distribution to our stockholders and on the value of our assets. For example, in 2020 with the onset of the COVID-19 pandemic, we experienced significant declines in the value of our assets financed through repurchase facilities and other financing arrangements as well as adverse developments with respect to the cost and terms of such financing, and received margin calls, default notices and deficiency letters from certain of our financing counterparties well in excess of historical norms. We were able to resolve these deficiencies and related matters with lenders during 2020, but at significant expense and the size of our investment portfolio and market capitalization decreased substantially as a result of satisfying margin calls and defaults.

Any outbreak or pandemic, and the resulting impacts on the financial, economic and capital markets environment, and future developments in these and other areas may result in material uncertainty and risk with respect to our performance, financial condition, results of operations and cash flows. Moreover, the risk factors discussed in this "Risk Factors" section are likely to also be impacted directly or indirectly by the impact of an outbreak or pandemic.

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

In addition, in periods of higher interest rates, such as what we are currently experiencing, there is generally reduced demand for mortgage loans due to the higher cost of borrowing. A reduction in the volume of mortgage loans originated has and may continue to affect the volume of target assets available to us, which could adversely affect our ability to acquire assets that satisfy our investment objectives. If interest rates continue to remain high or increase further and cause us to be unable to acquire a sufficient volume of our target assets with a yield that is above our borrowing cost, it could materially and adversely affect us.

Failure of the U.S. federal government to avoid a government shutdown may negatively impact the economic environment and adversely impact our results of operations.

Congressional disagreement over the federal budget and the maximum amount of debt the federal government is permitted to have outstanding (commonly referred to as the "debt ceiling") has previously caused the U.S. federal government to shut down for periods of time. Generally, if effective legislation to fund government operations and manage the level of federal debt is not enacted, the federal government may suspend its investments for certain government accounts, among other available options, in order to prioritize payments on its obligations. A failure by the U.S. Congress to pass spending bills or address the debt ceiling at any point in the future would increase the risk of default by the U.S. on its obligations, the risk of a lowering of the U.S. federal government's credit rating, and the risk of other economic dislocations. Such a failure, or the perceived risk of such a failure, could consequently have a material adverse effect on the financial markets and economic conditions in the U.S. and globally. Twice in the past decade, by the appropriations legislation deadline Congress failed to pass a new appropriations bill or continuing resolution to temporarily extend funding, resulting in U.S. government shutdowns that caused federal agencies to halt non-essential operations. Current funding measures will fund only certain government programs through September 30, 2024, and if lawmakers cannot pass a continuing resolution or a new federal budget by such time, another federal government shutdown could begin. If economic conditions severely deteriorate as a result of U.S. federal government fiscal gridlock, our operations, or those of our tenants, could be affected, which may adversely impact our financial condition and results of operations. These risks may also impact our overall liquidity, our borrowing costs, or the market price of our common stock.

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

As of December 31, 2023, 38% of the total fair value of our residential mortgage loan portfolio was secured by properties located in California, which are particularly susceptible to natural disasters such as fires, earthquakes and mudslides. In addition, as of December 31, 2023, 10% of the total fair value of our residential mortgage loan portfolio, was secured by properties located in Florida, which are particularly susceptible to natural disasters such as hurricanes and floods. In addition, the effects of climate change have made, and may continue to make, certain types of insurance, such as flood insurance, increasingly difficult and/or expensive to obtain in these and certain other areas. A material decline in the demand for and value of real estate in these areas may materially and adversely affect us. Lack of diversification can further increase the correlation of non-performance and foreclosure risks among our investments.

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

Further, significant physical effects of climate change including extreme weather events such as hurricanes or floods can also have an adverse impact on real estate assets that secure our residential mortgage loans. See "—We may be adversely affected by risks affecting borrowers or the asset or property types in which our investments may be concentrated at any given time, as well as from climate change or other unfavorable changes in the related geographic regions."

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

As our reliance on technology has increased, so have the risks posed to our information systems, including those provided by the Manager and third-party service providers (including, without limitation, affiliates and third parties with which we and our Manager do business, such as Arc Home and other mortgage originators, due diligence firms, pricing vendors and servicers, or that facilitate our business activities, including clearing agents or other financial intermediaries we use to facilitate our securitization transactions). If such parties' respective systems experience failure, interruption, cyber-attacks, or security breaches, we may in turn face risks of operational failure, termination or capacity constraints. The acquisition of mortgage loans entails us, the Manager and third-party service providers coming into possession of borrower non-public personal information, and we may be liable for losses suffered by individuals whose personal information is stolen or compromised as a result of a breach of the security of the systems on which we, our Manager or third-party service providers of ours store this information, or as a result of other mismanagement of such information, and any such liability could be material. Even if we are not liable for such losses, any breach of these systems could expose us to material costs in notifying affected individuals or other parties and providing credit monitoring services, as well as to regulatory fines or penalties. Our Manager, its affiliates and third-party service providers have experienced and are and will continue to be from time to time the target of attempted cyber attacks, breaches and other security threats. We rely on our Manager to continuously monitor and develop our information technology networks and infrastructure to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses and other events that could have a security impact. There is no guarantee that these efforts, or similar efforts by affiliates of our Manager and third-party service providers, will be successful. Even with all reasonable security efforts, not every breach can be prevented or even detected. Further, should the majority of our Manager's personnel return to working remotely in the future, the risk of cybersecurity incidents and cyber-attacks may increase.

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

Servicer quality. Servicer quality is of prime importance in the performance of residential mortgage loans, RMBS and MSRs. Both default frequency and default severity of loans may depend upon the quality of the servicer. Servicers may not be vigilant in encouraging borrowers to make their monthly payments, may take longer to liquidate non-performing assets, or less competent in the foreclosure process and disposing REO properties. The foreclosure process can be lengthy and expensive, and the delays and costs involved in completing a foreclosure, and then subsequently liquidating the REO property through sale, may materially increase any related loss. In the case of pools of securitized loans, servicers may be required to advance interest on delinquent loans to the extent the servicer deems those advances recoverable. In the event the servicer does not advance interest on delinquent loans, interest may not be able to be paid even on more senior securities. Servicers may also advance more interest than is in fact recoverable once a defaulted loan is disposed, and the loss to the trust may be greater than the outstanding principal balance of that loan. Additionally, servicers can perform loan modifications, which could potentially impact the value of our securities. The failure of servicers to effectively service the mortgage loans underlying the securities in our investment portfolio could negatively impact the value of our investments and our performance. The laws and regulations governing mortgage servicing are continually evolving and regulators have identified mortgage loan servicing as a current enforcement priority. The failure of servicers to comply with these laws and regulations or to effectively service the mortgage loans underlying the RMBS in our portfolio, any mortgage loans we own or any MSRs Arc Home owns could negatively impact the value of our investments and our performance.

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

Market disruptions on servicing activities. The economic and market disruptions, including those directly or indirectly caused by a pandemic or cyber attack, may adversely impact the financial condition of the borrowers of our residential mortgage loans and the loans that underlie our RMBS investments. If the current economic conditions worsen or servicers experience a system shutdown for a prolonged period of time, the number of borrowers who request a payment deferral or forbearance arrangement or become delinquent or default on their financial obligations may increase significantly, and such increase may place greater stress on the servicers’ finances and human capital, which may make it more difficult for these servicers to successfully service these loans. In addition, many loan servicing activities are not permitted to be done through a remote work setting. To the extent that shelter-in-place orders and remote work arrangements for non-essential businesses continue in the future, loan servicers may be materially adversely impacted. As a result, we could be materially and adversely affected if a mortgage servicer is unable to adequately or successfully service our residential mortgage loans and the loans that underlie our RMBS or if any such servicer experiences financial distress.

Market disruptions on servicer liquidity. The economic and market disruptions, including those directly or indirectly caused by a pandemic or cyber attack, may result in liquidity pressures on servicers and other third-party vendors that we rely upon. For instance, as a result of an increase in mortgagors requesting relief in the form of forbearance plans and/or other loss mitigation or an inability to make payments due to a system shutdown, servicers and other parties responsible in capital markets securitization transactions for funding advances with respect to delinquent mortgagor payments of principal and interest may begin to experience financial difficulties if mortgagors do not make monthly payments. The negative impact on the business and operations of such servicers or other parties responsible for funding such advances could be significant. Sources of liquidity typically available to servicers and other relevant parties for the purpose of funding advances of monthly mortgage payments, especially entities that are not depository institutions, may not be sufficient to meet the increased need that could result from significantly higher delinquency and/or forbearance rates. The extent of such liquidity pressures in the future is not known at this time and is subject to continual change.

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

Adverse economic conditions could also negatively impact Arc Home's lending businesses. For example, since 2022 following the Federal Reserve's rapid interest rate hikes, total U.S. residential mortgage originations volume, including origination volumes at Arc Home, decreased substantially and has continued to remain low as interest rates continued to rise in 2023. While the financial markets are anticipating interest rate decreases in 2024, the Federal Reserve could determine to leave rates at current levels or even increase rates further should inflation remain elevated. Moreover, adverse economic conditions accompanied by declining home prices generally reduce the level of new mortgage loan originations and refinancing activity, since borrowers often use increases in the value of their existing properties to support the purchase of, or investment in, additional properties. Borrowers may also be less able to make payments on loans in a weakened economy.

The risks associated with an economic slowdown or a deterioration of the housing or lending markets are more pronounced due to the conditions created by an outbreak of infectious disease or pandemic.

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

We may fail to realize all of the expected benefits of the WMC acquisition or those benefits may take longer to realize than expected.

The full benefits of the WMC acquisition may not be realized by us as expected or may not be achieved within the anticipated time-frame, or at all. Failure to achieve the anticipated benefits of the WMC acquisition could adversely affect our results of operations or cash flows, cause dilution to our earnings per share or book value per share, decrease or delay the expected accretive effect of the WMC acquisition, and negatively impact the trading price of the notes.

In addition, we may be required to devote significant attention and resources to successfully integrate the WMC portfolio and operating business into our existing structure. This integration process may disrupt our business and, if ineffective, would limit the anticipated benefits of the WMC acquisition and could adversely affect our business.

We have incurred, and may continue to incur, direct and indirect costs as a result of the WMC acquisition.

We incurred substantial expenses in connection with and as a result of completing the WMC acquisition, and we may incur additional expenses in connection with combining the businesses, operations, policies and procedures of the two companies, including expenses related to litigation that may result in significant costs and divert management's attention and resources. Factors beyond our control could affect the total amount or timing of these expenses, many of which, by their nature, are difficult to estimate accurately.

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

These laws and regulations include the "ability-to-repay" rules ("ATR Rules") under the Truth-in-Lending Act and "qualified mortgage" regulations. The ATR Rules specify the characteristics of a "qualified mortgage" and two levels of presumption of compliance with the ATR Rules: a safe harbor and a rebuttable presumption for higher priced loans. The "safe harbor" under the ATR Rules applies to a covered transaction that meets the definition of "qualified mortgage" and is not a "higher-priced covered transaction." For any covered transaction that meets the definition of a "qualified mortgage" and is not a "higher-priced covered transaction," the creditor or assignee will be deemed to have complied with the ability-to-repay requirement and, accordingly, will be conclusively presumed to have made a good faith and reasonable determination of the consumer’s ability to repay. Creditors or assignees will have the benefit of a rebuttable presumption of compliance with the applicable ATR Rules if they have complied with the qualified mortgage characteristics of the ATR Rules other than the residential mortgage loan being higher-priced in excess of certain thresholds. On December 10, 2020, the CFPB issued a final rule that adopts a set of “bright-line” loan pricing thresholds to replace the previous General Qualified Mortgage 43% debt-to-income threshold calculated in accordance with "Appendix Q" and removes Appendix Q (the "General QM Final Rule"). Effective March 1, 2021, the General

QM Final Rule provided certain changes to the definition of general qualified mortgage loans and the "Seasoned QM Final Rule" creates a new category of a qualified mortgage, referred to as a "Seasoned QM." A loan is eligible to become a Seasoned QM if it is a first-lien, fixed rate loan that meets certain performance requirements over a seasoning period of 36 months, is held in portfolio until the end of the seasoning period by the originating creditor or first purchaser, complies with general restrictions on product features and points and fees, and meets certain underwriting requirements. These amendments and changes to the necessary policies and procedures to demonstrate compliance with these requirements for loans sold in the secondary market may increase the economic and compliance costs for participants in the mortgage origination and securitization industries, including us.

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

Our investments include Non-Agency RMBS which are backed by non-QM and other residential mortgage loans that are not issued or guaranteed by a GSE or the U.S. government. Within a securitization of residential mortgage loans, various securities are created, each of which has varying degrees of credit risk. We anticipate that our investments in Non-Agency RMBS will be concentrated in lower-rated and unrated securities in which we are exposed to the first loss on the residential mortgage loans held by the securitization vehicle, which will subject us to the most concentrated credit risk associated with the underlying residential mortgage loans.

Additionally, the principal and interest on Non-Agency RMBS, unlike those on Agency RMBS, are not guaranteed by GSEs such as Fannie Mae and Freddie Mac or, in the case of Ginnie Mae, the U.S. government. Non-Agency RMBS are subject to many of the risks of the underlying mortgage loans. A residential mortgage loan is typically secured by a single-family residential property and is subject to risks of delinquency and foreclosure and risk of loss. The ability of a borrower to repay a loan secured by a residential property is dependent upon the income or assets of the borrower. A number of factors, including, but not limited to, a general economic downturn, unemployment, energy costs, acts of God, war or other geopolitical conflict, terrorism, inflation, social unrest and civil disturbances, may impair the borrower's ability to repay its mortgage loan. In addition, recent increases in mortgage rates have generally not led to lower housing costs (including due to a possible "lock-in" effect), which has led to significantly lower home affordability and thus adversely impacted the cost of owning a home, which could lead to an increase in defaults on the mortgage loans underlying many of our investments. In periods following home price declines, "strategic defaults" (decisions by borrowers to default on their mortgage loans despite having the ability to pay) also may become more prevalent. In the event of defaults under residential mortgage loans backing any of our Non-Agency RMBS, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the residential mortgage loan.

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

Risks Related to Legacy WMC Commercial Investments

Commercial real estate-related investments that are secured by commercial real property, which were acquired by us in the WMC acquisition, are subject to delinquency, foreclosure and loss, which could result in losses to us.

In connection with the WMC acquisition, we acquired commercial mortgage loans and CMBS with an aggregate fair value of $122.7 million as of December 31, 2023. CMBS may be secured by a single commercial mortgage loan or a pool of commercial mortgage loans. Commercial real estate debt instruments (e.g., mortgages and mezzanine loans) that are secured by commercial property are subject to risks of delinquency and foreclosure and risks of loss that are arguably greater than similar risks associated with a pool of loans secured by single-family residential properties. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower's ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by a number of factors that include:

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

Our Manager will analyze any CMBS investments we may acquire based on loss-adjusted yields, taking into account estimated future losses on the mortgage loans included in the securitization's pool of loans, and the estimated impact of these losses on expected future cash flows. Our Manager's loss estimates may not prove accurate, as actual results may vary from estimates. In the event that our Manager underestimates the pool level losses relative to the price we pay for a particular CMBS investment, we may experience losses with respect to such investment.

If we do not control the special servicing of the mortgage loans included in the CMBS in which we invest and, in such cases, the special servicer may take actions that could adversely affect our interests.

With respect to CMBS in which we invest, overall control over the special servicing of the related underlying mortgage loans will be held by a "directing certificate holder" or a "controlling class representative," which is appointed by the holders of the most subordinate class of CMBS in such series. We may not have the right to appoint the directing certificate holder. In connection with the servicing of the specially serviced mortgage loans, the related special servicer may, at the direction of the directing certificate holder, take actions with respect to the specially serviced mortgage loans that could adversely affect our interests.

Risks Related to U.S. Government Programs

The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between these agencies and the U.S. government, may adversely affect our business.

The payments we receive on the Agency RMBS in which we invest depend upon a steady stream of payments on the mortgages underlying the securities and are guaranteed by Fannie Mae or Freddie Mac. In 2008 Congress and the U.S. Treasury undertook a series of actions to stabilize financial markets, generally, and Fannie Mae and Freddie Mac, in particular. On September 7, 2008, in response to the deterioration in the financial condition of Fannie Mae and Freddie Mac, the Federal Housing Finance Agency ("FHFA") placed Fannie Mae and Freddie Mac into conservatorship, which is a statutory process pursuant to which the FHFA operates Fannie Mae and Freddie Mac as conservator in an effort to stabilize the entities. The appointment of the FHFA as conservator of both Fannie Mae and Freddie Mac allows the FHFA to control the actions of the two GSEs.

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

In the event of a future outbreak or pandemic, it is anticipated that other forbearance programs, foreclosure moratoriums or other programs or mandates may be imposed, including those that will impact mortgage related assets. These forbearance and foreclosure moratorium programs may adversely affect the value of, and the returns on, mortgage-backed securities and residential mortgage loans that we own or may purchase.

Risks Related to Financing Activities

We have a material amount of corporate indebtedness, which could have significant effects on our business.

As of December 31, 2023, we had $86.25 million aggregate principal amount of senior unsecured indebtedness, represented by the Legacy WMC Convertible Notes, which were assumed by one of our subsidiaries, and guaranteed by the Company, in the WMC acquisition. In addition, in January 2024, we issued an aggregate of $34.5 million in 9.500% Senior Notes due 2029 and, as of the date of this Annual Report, we have used approximately $7.1 million of the proceeds from such issuance to repurchase a portion of the Legacy WMC Convertible Notes. As a result, as of the date of this Annual Report, we had approximately $79.12 million aggregate principal amount of Legacy WMC Convertible Notes outstanding, which can be redeemed at our option on or after June 15, 2024, and mature on September 15, 2024.

There can be no assurances we will be able to refinance our corporate indebtedness, including the remaining Legacy WMC Convertible Notes, (1) on commercially reasonable terms, (2) on terms, including with respect to interest rates, as favorable as our current debt, or (3) at all.

If we are unable to generate cash flow from operations in the future sufficient to address the maturity of our corporate indebtedness, we may be required to adopt one or more alternatives, such as selling assets at inopportune times, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to restructure or refinance our indebtedness will depend on the capital markets and our financial condition at such time. Economic conditions and the credit markets have historically experienced, and may continue to experience, periods of volatility, uncertainty, or weakness that could impact the availability or cost of debt financing. Any refinancing of our corporate unsecured indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. Our inability to generate sufficient cash flow to satisfy our debt service requirements or to refinance our obligations on commercially reasonable terms may adversely affect our cash flows, ability to make distributions to our stockholders, financial condition, and results of operations.

In addition, we may consider making strategic investments, and we may elect to finance these endeavors by incurring additional indebtedness. The amount of such indebtedness could have material adverse consequences for us, including:

•hindering our ability to adjust to changing market, industry or economic conditions; limiting our ability to access the capital markets to raise additional equity or refinance maturing debt on favorable terms or to fund acquisitions or emerging businesses;
•limiting the amount of cash flow available for future operations, acquisitions, dividends, stock repurchases or other uses;
•limiting our ability to deduct interest under Section 163(j) of the Code;
•making us more vulnerable to economic or industry downturns, including interest rate increases; and
•placing us at a competitive disadvantage compared to less leveraged competitors.

Moreover, we may be required to raise substantial additional capital to execute our business strategy. Our ability to arrange additional financing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control. If we are unable to obtain additional financing, our credit ratings could be adversely affected, which could raise our borrowing costs and limit our future access to capital and our ability to satisfy our obligations under our indebtedness.

Our business strategy involves the use of leverage, and we may become overleveraged or not achieve what we believe is optimal leverage, which may materially adversely affect our liquidity, results of operations or financial condition.

We use leverage as a strategy to increase the return on our assets. Pursuant to our leverage strategy, we borrow against a substantial portion of the market value of our mortgage investments and use the borrowed funds to finance our investment portfolio and the acquisition of additional investment assets. The risks associated with leverage are more acute during periods of market volatility and disruption and economic slowdown or recession. We may not be able to achieve our desired leverage ratio for a number of reasons, including if:

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

Adverse change in financing counterparties. We depend upon a limited number of financing counterparties to fund our investments. The aggregate number of our financing counterparties was seven as of December 31, 2023. The limited number of financing counterparties may reduce our ability to obtain financing on favorable terms and increases our counterparty credit risk. In addition, our ability to fund our operations, meet financial obligations and finance asset acquisitions may be impacted by an inability to secure and maintain our repurchase agreements with our counterparties. Because repurchase agreements are short-term commitments of capital, repurchase agreement counterparties may respond to market conditions in a manner that makes it more difficult for us to renew or replace on a continuous basis our maturing short-term financings. Such counterparties have and may continue to impose more onerous conditions when rolling such financings. If major lenders stop financing our target assets, the value of our target assets could be negatively impacted, thus reducing net stockholders’ equity, or book value. If we are faced with a larger haircut in order to roll a financing with a particular counterparty, or in order to move a financing from one counterparty to another, then we would need to make up the difference between the two haircuts in the form of cash, which could similarly require us to dispose of assets at significantly depressed prices and at inopportune times, which could cause significant losses.

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

We also bear the risk that we would not be able to obtain new short-term repurchase agreements or would not be able to renew short-term repurchase agreements after they expire should we need more time to seek and acquire sufficient eligible assets or securities for a securitization. In addition, conditions in the capital markets may make the issuance of any such securitization less attractive to us even when we do have sufficient eligible assets or securities. While we generally intend to retain a portion of the interests issued under such securitizations and, therefore, still have exposure to any investments included in such securitizations, our inability to enter into such securitizations may increase our overall exposure to risks associated with direct ownership of such investments, including the risk of default. If we are unable to obtain and renew short-term repurchase agreements or to consummate securitizations to finance the selected investments on a long-term basis, we may be required to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price. These financing arrangements require us to make certain representations and warranties regarding the assets that collateralize the borrowings. Although we perform due diligence on the assets that we acquire, certain representations and warranties that we make in respect of such assets may ultimately be determined to be inaccurate. Such representations and warranties may include, but are not limited to, issues such as the validity of the lien; the absence of delinquent taxes or other liens; the loans' compliance with all local, state and federal laws and the delivery of all documents required to perfect title to the lien. In the event of a breach of a representation or warranty, we may be required to repurchase affected loans, make indemnification payments to certain indemnified parties or address any claims associated with such breach. Further, we may have limited or no recourse against the seller from whom we purchased the loans. Such recourse may be limited due to a variety of factors, including the absence of a representation or warranty from the seller corresponding to the representation provided by us or the contractual expiration thereof. In certain instances, we rely on the seller to directly make representations and warranties regarding loans in a securitization. Any failure by the seller to fulfill its obligations to repurchase or make indemnification payments may negatively impact our bond ratings and our ability to execute future securitization terms on desirable terms or at all. A breach of a representation or warranty could adversely affect our results of operations and liquidity and give rise to material litigation.

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

When we engage in financing arrangements, we generally sell loans or securities to lenders (i.e., repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell or return the same loans or securities back to us at the end of the term of the transaction. Because the cash we receive from lenders when we initially sell or deliver the assets to the lender is less than the value of those assets (this difference is the haircut), if the lender defaults on its obligation to resell or return the same assets back to us (whether due to insolvency of the lender or otherwise) we may incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). On December 31, 2023, we had greater than 5% stockholders' equity at risk on a GAAP basis and non-GAAP basis with four repurchase agreement counterparties including Barclays Capital Inc., BofA Securities, Inc., Goldman Sachs Bank USA, and JP Morgan Securities, LLC. Additionally, the Company had greater than 5% stockholders' equity at risk related to financing arrangements obtained on certain retained interests in securitizations held in a trust that issued certificates to various third-party investors.

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

We enter into repurchase agreements or similar financing arrangements to finance the acquisition of our target assets. Pursuant to the terms of borrowings under such financing arrangements, a decline in the value of the collateral may result in our lenders initiating margin calls. A margin call requires us to pledge additional collateral to re-establish the ratio of the value of the collateral to the amount of the borrowing. The specific collateral value to borrowing ratio that would trigger a margin call is not set in the master repurchase agreements or loan agreements and is not determined until we engage in a repurchase transaction or borrowing arrangement under these agreements. Our fixed-rate collateral are generally more susceptible to margin calls as periods of increased interest rates tend to affect more negatively the market value of fixed-rate securities. In addition, some collateral may be more illiquid than other instruments in which we invest, which could cause them to be more susceptible to margin calls in a volatile market environment. Moreover, collateral that prepays more quickly increases the frequency and magnitude of potential margin calls as there is a significant time lag between when the prepayment is reported (which reduces the market value of the security) and when the principal payment is actually received. If we are unable to satisfy margin calls, our lenders may foreclose on our collateral. The threat of or occurrence of a margin call could force us to sell, either directly or through a foreclosure, our collateral under adverse market conditions. Because of the leverage we expect to have, we may incur substantial losses upon the threat or occurrence of a margin call. The risks associated with leverage are more acute during periods of economic slowdown, recession, or an outbreak of a highly infectious disease or pandemic, which the U.S. economy has experienced and may experience in the future.

The Federal Reserve’s actions and statements regarding monetary policy and the management of its balance sheet can affect the fixed income and mortgage finance markets in ways that could adversely affect our future business and financial results and the value of, and returns on, real estate-related investments and other assets we own or may acquire.

Actions taken by the Federal Reserve to set or adjust monetary policy or to manage the overall size and composition of its balance sheet, and statements it makes regarding the foregoing, may affect the expectations and outlooks of market participants in ways that disrupt our business and adversely affect the value of, and returns on, our portfolio of real-estate related investments and the pipeline of mortgage loans we own or may originate or acquire. For example, to control the rate of inflation, the Federal Reserve launched a reverse process known as quantitative tightening and raised its benchmark federal funds rate from nearly zero in March 2022 to a range between 5.25% and 5.50%, as of December 31, 2023. These conditions have resulted in an inversion of the yield curve, which can be a signal that we are entering into a recessionary period. Although the economy has remained relatively strong and there are expectations that the Federal Reserve will begin reducing the federal funds rate in 2024, these expectations might not materialize.

To the extent benchmark interest rates continue to rise or the yield curve flattens further as a result of the Federal Reserve’s policy actions or statements, one of the immediate potential impacts on our business would be a reduction in the overall value of the pool of mortgage loans that we own and the overall value of the pipeline of mortgage loans that we have identified for origination or purchase. Rising benchmark interest rates also generally have a negative impact on the overall cost of short- and long-term borrowings we use to finance our acquisitions and holdings of mortgage loans, including as a result of the requirement to post additional margin (or collateral) to lenders to offset any associated decline in value of the mortgage loans we finance with short-term borrowings subject to market value-based margin calls. Several of the short-term borrowing facilities we use to finance our acquisitions and holdings of mortgage loans are uncommitted and all such short-term facilities have a limited term, which could result in these types of borrowings not being available in the future to fund our acquisitions and holdings and could result in our being required to sell holdings of mortgage loans and incur losses. In addition, any inability to fund originations or acquisitions of mortgage loans could damage our reputation as a reliable counterparty in the mortgage finance markets.

In addition, benchmark interest rates rising or the yield curve flattening would also likely impact the volume of residential mortgage loans available for purchase in the marketplace and our ability to compete to acquire residential mortgage loans as part of our residential mortgage banking activities. These impacts could result from, among other things, a lower overall volume of mortgage refinance activity by mortgage borrowers and an increased level of competition from large commercial banks that may operate with a lower cost of capital than we do, including as a result of Federal Reserve monetary policies that impact banks more favorably than us and other non-bank institutions. These and other impacts of developments of the type described above may have a negative impact on our business and results of operations and we cannot accurately predict the full extent of these impacts or for how long they may persist.

Further, as of December 31, 2023, we have $93.2 million of 8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (the "Series C Preferred Stock"), which will transition to a floating rate on September 15, 2024. A continued increase in interest rates will increase the cost of the Series C Preferred Stock, refinancing of our existing borrowings or the issuance of new variable rate debt.

Risks Related to our Management and our Relationship with our Manager and its Affiliates

We are dependent upon our Manager, its affiliates and their key personnel and may not find a suitable replacement if the management agreement with our Manager is terminated or such key personnel are no longer available to us, which would materially and adversely affect us.

In accordance with our management agreement, we are externally managed and advised by our Manager, and all of our officers are employees of TPG Angelo Gordon or its affiliates. We have no separate facilities, and we have no employees. Pursuant to our management agreement, our Manager is obligated to supply us with our senior management team, and the members of that team may have conflicts in allocating their time and services between us and other entities or accounts managed by our Manager and its affiliates, now or in the future, including other TPG Angelo Gordon funds. Substantially all of our investment, financing and risk management decisions are made by our Manager and not by us, and our Manager also has significant discretion as to the implementation of our operating policies and strategies.

Furthermore, our Manager has the sole discretion to hire and fire employees, and our Board of Directors and stockholders have no authority over the individual employees of our Manager or TPG Angelo Gordon, although our Board of Directors does have direct authority over our officers who are supplied by our Manager. Accordingly, we are completely reliant upon, and our success depends exclusively on, our Manager’s personnel, services, resources, facilities, relationships and contacts. No assurance can be given that our Manager will act in our best interests with respect to the allocation of personnel, services and resources to our business.

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

Further, when there are turbulent conditions in the real estate industry, distress in the credit markets or other times when we will need focused support and assistance from our Manager, the attention of our Manager’s personnel and executive officers and the resources of TPG Angelo Gordon will also be required by the other funds and accounts managed by our Manager and its affiliates, placing our Manager’s resources in high demand. In such situations, we may not receive the level of support and assistance that we may receive if we were internally managed or if our Manager and its affiliates did not act as a manager for other entities. If the management agreement is terminated and a suitable replacement for our Manager is not secured in a timely manner or at all, we would likely be unable to execute our business plan, which would materially and adversely affect us.

Moreover, in November 2023, TPG completed its acquisition of TPG Angelo Gordon, the direct parent company of our Manager. As a result of the acquisition, TPG Angelo Gordon operates its business as a new platform within TPG, which is a publicly traded company. In addition, as a result of the acquisition, our Manager became an indirect subsidiary of TPG. Uncertainty about the effect of the acquisition of TPG Angelo Gordon with TPG on employees, clients and business of TPG Angelo Gordon, as well as time and attention required by our management team and other personnel of our Manager to integration and other matters related to the acquisition, may have an adverse effect on TPG Angelo Gordon and subsequently on us and the other funds managed by TPG Angelo Gordon. Retention and motivation of certain employees may be challenging due to the uncertainty and difficulty of integration or a desire not to remain with TPG Angelo Gordon. As a result of the foregoing, management of our company may be adversely affected. Further, the completion of the acquisition may give rise to additional conflicts of interest and competition for investment opportunities among us, other TPG Angelo Gordon funds and TPG funds.

The management agreement was not negotiated on an arm’s length basis and the terms, including the fees payable to our Manager, may not be as favorable to us as if the agreement was negotiated with unaffiliated third-parties.

All of our officers and our non-independent directors are employees of TPG Angelo Gordon or its affiliates. The management agreement was negotiated between related parties, and we did not have the benefit of arm’s length negotiations of the type normally conducted with an unaffiliated third-party and the terms, including the fees payable to our Manager, may not be as favorable to us. We may choose not to enforce, or to enforce less vigorously, our rights under the management agreement because of our desire to maintain our ongoing relationship with our Manager.

Our governance and operational structure could result in conflicts of interest.

Our Manager is managed by TPG Angelo Gordon, whose interests may not always be aligned with ours or our Manager’s. The employees of TPG Angelo Gordon that devote time to managing our business may have conflicting interests between us and TPG Angelo Gordon when managing our business. TPG Angelo Gordon may decide to sell or transfer an equity interest in the Manager, which could increase the potential conflicts. For example, TPG Angelo Gordon, including our Manager, was acquired by TPG in November 2023. Following the acquisition, an information barrier was created between the historical TPG business and TPG Angelo Gordon, including our Manager. While information barriers are designed to restrict the flow of information between certain businesses, such barriers may be breached, inadvertently or otherwise, including with respect to information regarding certain investment opportunities, deal pipelines and strategy, which could result in greater restrictions to our and other TPG Angelo Gordon funds' investment activities.

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

We have broad investment guidelines, and we have co-invested and may co-invest with TPG Angelo Gordon funds in a variety of investments. We also may invest in securities that are senior or junior to securities owned by funds managed by our Manager or its affiliates. There can be no assurance that any procedural protection will be sufficient to assure that these transactions will be made on terms that will be at least as favorable to us as those that would have been obtained in an arm’s length transaction.

We are subject to TPG Angelo Gordon’s investment allocation policy, which specifically addresses some of the conflicts relating to our investment opportunities. However, there is no assurance that this policy will be adequate to address all of the conflicts that may arise, or address such conflicts in a manner that results in the allocation of a particular investment opportunity to us or is otherwise favorable to us.

Our Manager and TPG Angelo Gordon and their respective employees also may have ongoing relationships with the obligors of investments or the clients’ counterparties and they or their clients may own equity or other securities or obligations issued by such parties. In addition, TPG Angelo Gordon, either for its own accounts or for the accounts of other clients, may hold securities or obligations that are senior to, or have interests different from or adverse to, the securities or obligations that are acquired for us. Employees of our Manager and its affiliates may also invest in other entities managed by other TPG Angelo Gordon entities which are eligible to purchase target assets. See Part I, Item 1 "Business - Investment Policies" for additional information related to target assets. TPG Angelo Gordon or our Manager and their respective employees may make investment decisions for us that may be different from those undertaken for their personal accounts or on behalf of other clients (including the timing and nature of the action taken). TPG Angelo Gordon and its affiliates may at certain times simultaneously seek to purchase or sell the same or similar investments for clients or for themselves. Likewise, our Manager may on our behalf purchase or sell an investment in which another TPG Angelo Gordon client or affiliate is already invested or has co-invested. Such transactions may differ across TPG Angelo Gordon clients or affiliates. These instances may result in conflicts of interest, which may adversely affect our operations.

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

In addition, our Manager has the ability to earn an incentive fee that is based, in large part, upon our achievement of targeted levels of adjusted net income, as calculated in accordance with the management agreement. In evaluating asset acquisition and other management strategies, the opportunity to earn an incentive fee based on adjusted net income may lead our Manager to place undue emphasis on the maximization of adjusted net income at the expense of other criteria, such as preservation of capital, maintaining liquidity, and/or management of credit risk or market risk, in order to achieve a higher incentive fee. Assets with higher yield potential are generally riskier or more speculative. This could result in increased risk to our portfolio.

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

In connection with our investments in Non-QM Loans, Agency-Eligible Loans, residential mortgage loans, and Re/Non-Performing Loans, we engage asset managers to provide advisory, consultation, asset management and other services to help our third-party servicers formulate and implement strategic plans to manage, collect and dispose of loans in a manner that is reasonably expected to maximize the amount of proceeds from each loan. We engaged the Asset Manager, an affiliate of the Manager and direct subsidiary of TPG Angelo Gordon, as the asset manager for certain of our non-agency loans, agency loans, residential mortgage loans and Re/Non-Performing Loans. We pay separate arm’s length asset management fees as assessed and confirmed by a third-party valuation firm for certain of our Non-Agency Loans, NPL/RPL and other residential loan products to the Asset Manager. The asset management agreement was negotiated between related parties, and we did not have the benefit of arm’s length negotiations as we normally would with unaffiliated third-parties. As such, the terms may not be as favorable to us as they otherwise might have been.

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

We also own interests in one or more entities that have elected to be taxed as a REIT under the U.S. federal income tax laws, or a "Subsidiary REIT." Each Subsidiary REIT is subject to the same REIT requirements that are applicable to us. If a Subsidiary REIT were to fail to qualify as a REIT, then (i) that Subsidiary REIT would become subject to regular U.S. federal, state and local corporate income tax, (ii) our interest in such Subsidiary REIT would cease to be a qualifying asset for purposes of the REIT asset tests, and (iii) it is possible that we would fail certain of the REIT asset tests, in which event we also would fail to qualify as a REIT unless we could avail ourselves of certain relief provisions. While we believe that each Subsidiary REIT has qualified as a REIT under the Code, we have joined each Subsidiary REIT in filing a "protective" TRS election under Section 856(l) of the Code. We cannot assure you that each such "protective" TRS election would be effective to avoid adverse consequences to us. Moreover, even if a "protective" election were to be effective, we cannot assure you that we would not fail to satisfy the requirement that not more than 20% of the value of our total assets may be represented by the securities of one or more TRSs.

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

We may find it difficult or impossible to meet distribution requirements in certain circumstances. Due to the nature of the assets in which we invest, we may be required to recognize taxable income from those assets in advance of our receipt of cash flow on or proceeds from disposition of such assets. For example, we may be required to accrue interest and discount income on mortgage loans, mortgage-backed securities, and other types of debt securities or interests in debt securities before we receive any payment of interest or principal on such assets. To the extent that we buy back our debt at prices lower than par, we may recognize taxable income without a corresponding receipt of cash. We may also acquire distressed debt investments that may be subsequently modified by agreement with the borrower. If the amendments to the outstanding debt are "significant modifications" under the applicable Treasury regulations, the modified debt may be considered to have been reissued to us at a gain in a debt-for-debt exchange with the borrower, with gain recognized by us to the extent that the principal amount of the modified debt exceeds our cost of purchasing it prior to modification. Finally, we may be required under the terms of indebtedness that we incur to use cash received from interest payments to make principal payments on that indebtedness, with the effect of recognizing income but not having a corresponding amount of cash available for distribution to our stockholders.

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

We could face adverse tax consequences if WMC failed to qualify as a REIT prior to the Merger.

In connection with the closing of the Merger, we received an opinion of counsel to the effect that WMC qualified as a REIT for U.S. federal income tax purposes through the time of the Merger. However, we did not request a ruling from the IRS that WMC qualified as a REIT. Notwithstanding the opinion of counsel, if the IRS successfully challenged WMC's REIT status prior to the Merger, we could face adverse tax consequences, including:

•succeeding to WMC's liability for U.S. federal income taxes at regular corporate rates for the periods in which WMC failed to qualify as a REIT (without regard to the deduction for dividends paid for such periods);
•succeeding to any built-in gain on WMC's assets, for which we could be liable for U.S. federal income tax at regular corporate rates, if we were to recognize such gain in the five-year period following the Merger; and
•succeeding to WMC's E&P accumulated during the periods in which WMC failed to qualify as a REIT, which we would be required to distribute to our shareholders in order to satisfy the REIT 90% distribution requirements and avoid the imposition of any excise tax as a result, we would have less cash available for operations and distributions to our shareholders, which could require us to raise capital on unfavorable terms or pay deficiency dividends.

There may be tax consequences to any modifications to our borrowings, our hedging transactions and other contracts to replace references to LIBOR.

The publication of LIBOR rates was discontinued beginning July 1, 2023. Other than our Series C Preferred Stock, which adjusts later this year, we have modified our LIBOR-based instruments to replace references to LIBOR. Under current law, certain modifications of terms of LIBOR-based instruments may have tax consequences, including deemed taxable exchanges of the pre-modification instrument for the modified instrument. Treasury regulations, effective March 7, 2022 (the "IBOR Regulations") provide guidance on the tax consequences of the discontinuation of LIBOR and certain other interbank offered rates. The IBOR Regulations allow for the treatment of certain modifications to be deemed non-taxable events. We do not believe that we recognized any taxable income as a result of LIBOR migration in excess of our economic income, but there can be no assurance that the IRS would not assert a contrary position.

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

The operations of many of our wholly-owned or majority-owned subsidiaries are generally conducted so that they are exempted from investment company status in reliance upon Section 3(c)(5)(C) of the Investment Company Act. Our interests in those subsidiaries do not constitute "investment securities" for purposes of Section 3(a)(1)(C). Section 3(c)(5)(C) exempts from the definition of "investment company" entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” The staff of the SEC generally requires an entity relying on Section 3(c)(5)(C) to invest at least 55% of its portfolio in "qualifying assets" (the “55% test”) and at least another 25% in additional qualifying assets or in "real estate-related" assets (the “25% test”) (with no more than 20% comprised of miscellaneous assets). To the extent that our direct subsidiaries qualify only for either Section 3(c)(1) or 3(c)(7) exemptions from the Investment Company Act, we limit our holdings in those kinds of entities and in other investment securities so that we satisfy the 40% test. Although we continuously monitor our and our subsidiaries’ portfolios on an ongoing basis to determine compliance with that test, there can be no assurance that we will be able to maintain the exemptions from registration for us and each of our subsidiaries at all times.

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

Qualification for exemption from the definition of an investment company under the Investment Company Act limits our ability to make certain investments. For example, these restrictions limit our and our subsidiaries’ ability to invest directly in mortgage-related securities that represent less than the entire ownership in a pool of mortgage loans, debt and equity tranches of securitizations, certain real estate companies or assets not related to real estate. If we fail to qualify for these exemptions, or the SEC determines that companies that invest in RMBS are no longer able to rely on these exemptions, we could be required to (a) restructure our activities to avoid being required to register as an investment company, (b) effect sales of certain assets in a manner that, or at a time when, we would not otherwise choose to do so or (c) we may be required to register as an investment company under the Investment Company Act. Any of these outcomes could negatively affect the value of shares of our stock and our ability to make distributions to our stockholders.

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

Other Risks Related to Ownership of Our Common Stock

Investing in our common stock may involve a high degree of risk. Investors in our common stock may experience losses, volatility, and poor liquidity, and we may reduce or stop paying our dividends in a variety of circumstances.

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

As of March 4, 2024, our directors, executive officers and our Manager beneficially owned, in the aggregate, approximately 4.2% of our common stock (including approximately 3.2% held by our directors and executive officers). Sales of shares of our common stock by our directors and officers are generally required to be publicly reported and are tracked by many market participants as a factor in making their own investment decisions. As a result, future sales by these individuals or our Manager could negatively affect the market price of our common stock.

Conversion of the Legacy WMC Convertible Notes may dilute the ownership interest of existing stockholders, which could cause our share price to decline.

In connection with the WMC acquisition, one of our subsidiaries assumed, and the Company guaranteed the payment of, the $86.25 million in aggregate principal of the Legacy WMC Convertible Notes originally issued by WMC. The Legacy WMC Convertible Notes are convertible into, at the Company's election, cash, shares of our common stock, or a combination of both, subject to the satisfaction of certain conditions and during specified periods. As a result of the WMC acquisition and pursuant to the terms of the Legacy WMC Convertible Notes, the right to convert each $1,000 principal amount of the Legacy WMC Convertible Notes into shares of WMC Common Stock was changed into the right to convert such principal amount into the shares of our common stock and cash that a holder of 33.7952 (the applicable conversion rate immediately prior to the Effective Time) shares of WMC Common Stock would have been entitled to receive upon consummation of the WMC acquisition (subject to any settlement election by the Company under the Legacy WMC Convertible Notes). The conversion rate is subject to further adjustment upon the occurrence of certain specified events and the holders may require the Company to repurchase all or any portion of their notes for cash equal to 100% of the principal amount of the Legacy WMC Convertible Notes, plus accrued and unpaid interest, if the Company undergoes a fundamental change as specified in the supplemental indenture for the Legacy WMC Convertible Notes. The Legacy WMC Convertible Notes can be redeemed at the Company's option on or after June 15, 2024, and mature on September 15, 2024, unless earlier converted, redeemed, or repurchased by the holders pursuant to their terms. To the extent we issue shares of our common stock upon conversion of the Legacy WMC Convertible Notes, the conversion of some, or all of our Legacy WMC Convertible Notes, will dilute the ownership interests of existing stockholders and the market price of our common stock may be negatively affected.

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

Our ability to continue to pay quarterly dividends in the future may be adversely affected by a number of factors, including but not limited to, the risk factors described in this report. Further, we may consider paying future dividends, if at all, in shares of common stock, cash, or a combination of shares of common stock and cash. Any decision regarding the composition of such dividends would be made following an analysis and review of our liquidity, including our cash balances and cash flows, at the time of payment of the dividend. For example, we may determine to distribute shares of common stock in lieu of cash, or in combination with cash, in respect of our dividend obligations, which, among other things, could result in dilution to existing stockholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY
Risk Management and Strategy
The Company’s business is highly dependent on the communications and information systems of our Manager, its affiliates and third-party service providers. Our Manager is an affiliate of TPG Inc. (“TPG”), a leading global alternative asset management firm. We, in conjunction with our Manager and its affiliates, have adopted processes designed to identify, assess and manage material risks from cybersecurity threats. These processes include responses to and assessments of internal and external threats to the security, confidentiality, integrity and availability of the Company’s data and systems along with other material risks to its operations, at least annually or whenever there are material changes to our systems or operations. As part of the risk management process, TPG engages outside providers to conduct periodic internal and external penetration testing. TPG has informed us that it uses NIST Cybersecurity Framework and CIS Critical Security Controls as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business. This does not imply that TPG, its affiliates or we meet any particular technical standards, specifications, or requirements. TPG stores data, including the Company's data, in cloud environments with security that we believe is appropriate for the data involved and has adopted controls around, among other things, vendor risk assessment, access and acceptable use and backup and recovery.
The Company utilizes certain third-party service providers to perform a variety of functions in the operation of its business. TPG has processes to oversee and identify material risks associated with the use of third-party service providers, taking into account the nature of the services provided, the sensitivity and quantity of information processed, and the identity of the service provider.
As of the date of this report, we are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, which have materially affected or are reasonably likely to materially affect our Company, including our business strategy, results of operations, or financial condition. Refer to “Item 1A. Risk Factors” in this Annual Report on Form 10-K, including “Risks Related to our Company, Business, and Operations—Cybersecurity risks may cause a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our business.”, for additional discussion about cybersecurity-related risks.
Governance
Our Board of Directors holds oversight responsibility over the Company’s strategy and risk management, including material risks related to cybersecurity threats. This oversight is executed directly by the Board of Directors and through its committees. The Board regularly engages in discussions with management regarding the Company's risk assessment and risk management policies. In addition, the Audit Committee of our Board of Directors (the “Audit Committee”) oversees the management of systemic risks, including cybersecurity, in accordance with its charter. The Audit Committee engages in regular discussions with management regarding the Company’s significant financial risk exposures and the measures implemented to monitor and control these risks.
Our Board of Directors, including the Audit Committee, is briefed on our Manager’s information security program and cybersecurity risks at least once each year and as needed in connection with any potentially material cybersecurity incidents. The Chief Information Security Officer reports at least annually to our Board of Directors, including the Audit Committee, and such report may address overall assessment of the Company’s compliance with this and other cybersecurity policies, including topics such as risk assessment, risk management and control decisions, service provider arrangements, test results, security incidents and responses, and recommendations for changes and updates to policies and procedures.
As an externally managed company, we rely on our Manager and its affiliates’ information systems in connection with our day-to-day operations. Consequently, we also rely on the processes for assessing, identifying, and managing material risks from cybersecurity threats undertaken by TPG. TPG has established an Enterprise Risk Committee (“ERC”) to manage overall risk across the organization including cybersecurity risks identified by TPG's cybersecurity team; the ERC includes representatives from relevant functions and is led by TPG’s Chief Executive Officer. TPG has also established an Operational Risk Committee (“ORC”) responsible for applying the policy decisions of the ERC. Operational responsibility for ensuring the adequacy and effectiveness of our Manager's risk management, control and governance processes is assigned to TPG’s Chief Information Security Officer, who periodically reports, among others, potentially material cybersecurity incidents to the ORC and, in coordination with the Chief Information Officer and Head of Operations, reports to the ERC at least annually. The Chief Information Security Officer leads TPG’s cybersecurity team, which includes individuals dedicated to incident detection and response. This team is responsible for identifying threats that can impact the organization, including the Company, and designing controls to mitigate vulnerabilities before they are exploited and to detect and neutralize any threats that do materialize. The Chief Information Security Officer and Chief Information Officer each have more than 20 years of experience in their fields. The Chief Information Security Officer and senior members of the cybersecurity team hold industry standard certifications.

ITEM 2. PROPERTIES

As of December 31, 2023, we did not own any real estate or other physical property materially important to our operations. Our principal executive offices are located at 245 Park Avenue, 26th Floor, New York, New York 10167. Our telephone number is (212) 692-2000.

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

WMC Merger Litigation

Two purported holders of WMC Common Stock filed complaints against WMC and the members of the WMC board of directors in court. The two complaints were each filed in the United States District Court for the District of Delaware and were captioned as follows: Eric Sabatini v. Western Asset Mortgage Capital Corporation, et al., No. 1:23-cv-01151 (filed October 13, 2023) (the “Sabatini Lawsuit”); and Paul Parshall v. Western Asset Mortgage Capital Corporation, et al., No. 1:23-cv-01143 (filed October 12, 2023) (the “Parshall Lawsuit” and together with the Sabatini Lawsuit, the “WMC Stockholder Litigation”). In addition to the WMC Stockholder Litigation, ten purported holders of WMC Common Stock and two purported holders of MITT common stock have delivered demand letters alleging deficiencies similar to the WMC Stockholder Litigation in the disclosures in the Registration Statement and/or the joint proxy statement/prospectus, as applicable, in violation of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 thereunder (such letters, the “Demand Letters” and collectively with the WMC Stockholder Litigation, the “Litigation Matters”).

The Company, as successor to WMC, believes the claims asserted in the Litigation Matters were without merit and expressly denies all allegations in the Litigation Matters, including that any additional disclosure was or is required. However, in order to moot certain of plaintiffs’ disclosure claims in the Litigation Matters, avoid the risk of the Litigation Matters delaying or adversely affecting the Merger and minimize the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, WMC and MITT voluntarily made supplemental disclosures to the joint proxy statement/prospectus.

Subsequent to the completion of the WMC acquisition, both the Sabatini Lawsuit and the Parshall Lawsuit were voluntarily dismissed without prejudice.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and dividend information

Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "MITT." As of March 6, 2024, there were 29,452,618 shares of common stock outstanding and approximately 45 registered holders of our common stock. The 45 holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of our common stock. Such information was obtained through our registrar and transfer agent, based on the results of a broker search.

The following tables set forth, for the periods indicated, the high and low sale price of our common stock as reported on the NYSE and the dividends declared per share of our common stock.

	Year Ended December 31, 2023		Year Ended December 31, 2022
	High Sales Price	Low Sales Price	High Sales Price	Low Sales Price
First Quarter	$7.05	$4.96	$10.68	$8.48
Second Quarter	6.33	4.91	9.42	6.15
Third Quarter	6.89	5.35	8.39	4.05
Fourth Quarter	6.53	4.82	6.53	3.52

Year Ended December 31, 2023				Year Ended December 31, 2022
Declaration Date	Record Date	Payment Date	Cash Dividend Per Share	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
3/15/2023	3/31/2023	4/28/2023	$0.18	3/18/2022	3/31/2022	4/29/2022	$0.21
6/15/2023	6/30/2023	7/31/2023	0.18	6/15/2022	6/30/2022	7/29/2022	0.21
9/15/2023	9/29/2023	10/31/2023	0.18	9/15/2022	9/30/2022	10/31/2022	0.21
10/24/2023	11/3/2023	11/8/2023	0.08	12/19/2022	12/30/2022	1/31/2023	0.18
11/20/2023	11/30/2023	1/2/2024	0.05
12/15/2023	12/29/2023	1/31/2024	0.05
Total			$0.72	Total			$0.81

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

Repurchase Program

On August 3, 2022, our Board of Directors authorized a stock repurchase program (the “2022 Repurchase Program”) to repurchase up to $15.0 million of the our outstanding common stock. The 2022 Repurchase Program does not have an expiration date. As of December 31, 2023, approximately $1.5 million of common stock remained authorized for future share repurchases under the 2022 Repurchase Program.

On May 4, 2023, our Board of Directors authorized a stock repurchase program (the “2023 Repurchase Program”) to repurchase up to $15.0 million of the Company’s outstanding common stock on substantially the same terms as the 2022 Repurchase Program. As of December 31, 2023, the full $15.0 million authorized amount remains available for repurchase under the 2023 Repurchase Program. See Note 11 of the “Notes to Consolidated Financial Statements” for details on our purchases of common stock pursuant to our stock repurchase programs during year ended December 31, 2023.

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

We focus our investment activities primarily on acquiring and securitizing newly-originated residential mortgage loans within the non-agency segment of the housing market. We obtain our assets through Arc Home, LLC ("Arc Home"), our residential mortgage loan originator in which we own an approximate 44.6% interest, and through other third-party origination partners. We finance our acquired loans through various financing lines on a short-term basis and utilize Angelo, Gordon & Co., L.P.'s ("TPG Angelo Gordon") proprietary securitization platform to secure long-term, non-recourse, non-mark-to-market financing as market conditions permit. Through our ownership in Arc Home, we also have exposure to mortgage banking activities. Arc Home is a multi-channel licensed mortgage originator and servicer primarily engaged in the business of originating and selling residential mortgage loans while retaining the mortgage servicing rights associated with certain loans that it originates.

Our investment portfolio (which excludes our ownership in Arc Home) primarily includes Residential Investments and Agency RMBS. Currently, our Residential Investments primarily consist of newly originated Non-Agency Loans and Agency-Eligible Loans, which we refer to as our target assets. In addition, we may also invest in other types of residential mortgage loans and other mortgage related assets. Our investment portfolio also includes commercial loans, commercial-mortgage backed securities ("CMBS") and other securities (collectively, the "Legacy WMC Commercial Investments") that were acquired in the WMC acquisition. We expect to either hold the Legacy WMC Commercial Investments until maturity or opportunistically exit these investments.

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

We are externally managed by our Manager, an affiliate of TPG Angelo Gordon, pursuant to a management agreement. Our Manager has delegated to TPG Angelo Gordon, a diversified credit and real estate investing platform within TPG Inc. ("TPG"), the overall responsibility of its day-to-day duties and obligations arising under the management agreement. TPG (Nasdaq: TPG) is a leading global alternative asset management firm.

WMC Acquisition

On December 6, 2023 (the "Closing Date"), we completed the acquisition of Western Asset Mortgage Capital Corporation ("WMC"), a Delaware corporation and externally managed mortgage REIT that focused on investing in, financing and managing a portfolio of residential mortgage loans, real estate related securities, and commercial real estate loans. On the Closing Date, WMC merged with and into AGMIT Merger Sub, LLC, a Delaware limited liability company and our wholly owned subsidiary ("Merger Sub"), with Merger Sub continuing as the surviving company (the "Merger"). Refer to "Item 1—WMC Acquisition" and the section entitled "WMC Acquisition" in Note 1 to the "Notes to Consolidated Financial Statements" for further information related to the Merger.

2023 Executive summary

Financial Highlights

•$10.46 Book Value per share and $10.20 Adjusted Book Value per share;
•$1.68 of Net Income/(Loss) Available to Common Stockholders per diluted common share and $0.39 of Earnings Available for Distribution ("EAD") per diluted common share;
◦Refer to the "Earnings Available for Distribution" section below for further details related to our reconciliation of Net Income/(Loss) Available to Common Stockholders to EAD;
•10.5x GAAP Leverage Ratio and 1.5x Economic Leverage Ratio; and
•$0.72 dividend per common share declared during the year.

Strategic Acquisition

•Completed the WMC acquisition on December 6, 2023, providing meaningful growth in our investment portfolio and scale to support our return profile;
•Issued approximately 9.2 million shares of MITT's common stock to former WMC common stockholders as consideration, increasing our market capitalization by approximately 46%;
•Acquired $1.2 billion of assets consisting primarily of securitized residential mortgage loans, increasing our investment portfolio by approximately 25%;
•Assumed $1.1 billion of liabilities inclusive of securitized debt, financing arrangements, and convertible senior unsecured notes ("Legacy WMC Convertible Notes");
•Increased our equity by $81.4 million and recorded a bargain purchase gain of $30.2 million; and
•Added two independent board members from the WMC board of directors.

Investment Activity

•The table below summarizes the fair value of purchases and proceeds from sales of investments, as well as the fair value of assets acquired through the WMC acquisition, during the year ended December 31, 2023 (in thousands).

Investment	Purchases	Sales	Assets acquired from WMC
Non-Agency Loans	$587,643	$330,742	$977,827
Agency-Eligible Loans	642,010	18,474	—
Re/Non-Performing Loans	—	68,693	—
Agency RMBS	277,989	266,298	745
Non-Agency RMBS	15,729	20,058	48,200
CMBS	—	—	56,301
Other Securities	—	—	1,159
Commercial Loans	—	—	78,459

Financing Activity

•Executed three rated securitizations converting recourse financing with mark-to-market margin calls to non-recourse financing without mark-to-market margin calls;
◦Securitized Non-Agency Loans with a total unpaid principal balance of $677.5 million; and
◦Securitized Agency-Eligible Loans with a total unpaid principal balance of $318.3 million;
•Assumed liabilities of $1.1 billion from the WMC acquisition, which included:
◦Securitized debt with a fair value of $837.3 million;
◦Financing arrangements of $171.2 million; and
◦Legacy WMC Convertible Notes with a fair value of $85.2 million;
•Subsequent to December 31, 2023:
◦Executed a rated securitization of Agency-Eligible Loans with a total unpaid principal balance of $377.5 million;
◦Completed the issuance of $34.5 million aggregate principal amount of 9.500% senior notes due in 2029 for net proceeds of approximately $32.8 million; and
◦Repurchased $7.1 million aggregate principal amount of the outstanding Legacy WMC Convertible Notes.

Capital Activity
•As of December 31, 2023, we have approximately $16.5 million of capacity remaining under our authorized common stock repurchase programs;
◦Repurchased 1.1 million shares of common stock for $6.4 million during the year ended December 31, 2023, representing a weighted average cost of $5.72 per share. Repurchases resulted in approximately 2.7% accretion to December 31, 2022 adjusted book value per share.

Market Conditions

Financial markets experienced volatility throughout 2023 due to multiple factors including the impacts of inflation, the path of monetary policy and interest rates, the U.S. debt ceiling, market uncertainty from the ongoing conflicts in Ukraine and Israel and other geopolitical risks. The Federal Reserve continued executing on its monetary policy tightening cycle during 2023. The Federal Reserve raised the short-term federal funds target rate eleven times between March 2022 and July 2023 and has since held rates steady. Year-to-date through October 2023, the 10-year U.S. treasury yield increased by approximately 100 basis points to 4.88% and the 30-year fixed rate mortgage increased by 137 basis points peaking at 7.8%. In November, the Federal Reserve left rates unchanged for the fourth consecutive meeting, spoke increasingly of a more balanced approach to setting policy, and suggested that the recent rise in longer-term interest rates could displace the need to tighten policy rates further. Although the Federal Reserve cautioned that it was premature to discuss cutting rates, financial markets took this as a dovish shift in sentiment. At the December meeting, the Federal Reserve confirmed its dovish pivot with an updated Summary of Economic Projections that showed no further rate increases and a faster pace of rate normalization, further driving interest rates lower. By the end of the year, the 10-year U.S. treasury yield retraced to 3.88%, where it started the year, and the 30-year fixed rate mortgage declined to 6.6%. Although market participants began pricing in rate cuts as soon as March 2024, it is not clear when the Federal Reserve will initiate rate cuts and it is possible longer-term rates may remain elevated for longer than anticipated. The second quarter ended with the spread between the 2-year and 10-year U.S. treasury yields peaking at approximately 106 basis points inverted. At the end of the fourth quarter, the curve inversion was only 37 basis points providing some relief. While the Federal Reserve’s policy tightening has slowed the U.S economy, growth in GDP, low unemployment and strength in consumer spending persist, leaving the Federal Reserve seeking economic data that will provide greater confidence that inflation is moving sustainably toward the target rate of 2%.

RMBS spreads mostly tightened during the fourth quarter of 2023. Trends in credit spreads on credit risk transfer ("CRT") assets are generally utilized by market participants as a proxy for evaluating credit related assets given the observability of transactions. CRT tranches were tighter by up to 50 basis points, with tranches at or near investment grade tightening the most during the quarter. For the full year 2023, CRT experienced impressive gains, particularly for lower credit tranches which were as much as 500 basis points tighter while tranches in the middle part of the capital structure tightened by approximately 300 basis points. Senior Non-QM spreads tightened by approximately 20 basis points during the quarter while strong demand for BBB-rated Non-QM securities drove spreads in by approximately 50 basis points during the quarter and an additional 25 basis points in the month of January. The Non-QM sector finished the year with spreads tighter overall however still remaining wide of February 2022 levels, which suggests ample runway for additional upside potential.

RMBS issuance during the fourth quarter was in-line with the prior two quarters at $16 billion. However, issuance for the full year 2023 totaled only $65 billion, roughly half of the $137 billion of issuance recorded in 2022, and was the slowest year since 2016. Issuance of nearly every type of RMBS fell, in most cases sharply, except for the second lien and home equity line of credit sector which is still in its infancy. Issuance of benchmark CRT fell 60% to $8.3 billion amid lighter origination volumes and a shift away from high-cost subordinate tranches by the issuers. Non-QM was the most active sector with issuance of $28 billion resulting in a relatively modest 25% year-over-year decline. Various reports from bank research departments estimate 2024 issuance will be $65 to $90 billion, higher than 2023 but still down from $127 billion in 2022 and $213 billion in 2021.

Home prices continued to rise with the S&P CoreLogic Case-Shiller U.S. National Home Price Index up 5.5% for the full year 2023 which exceeds the prior peak in June 2022 by 0.8%. A survey of third-party research illustrates varied home price expectations for 2024 ranging from a decline of 5% to an increase of 4%.

Prevailing mortgage rates were considerably lower over the final two months of the year, falling to 6.6% after reaching 7.8% at the end of October 2023, the highest level since 2000. Nationally, the average effective mortgage rate was 3.7% as of September 2023. Current interest rates thus leave the well-publicized “lock-in effect,” or disincentive for existing homeowners to sell their homes because their current mortgage rate is well below current market rates, in force, albeit modestly weaker.

According to the National Association of Realtors, total existing home listings amounted to 1 million in December 2023, in line with most of 2023 but down significantly from pre-pandemic years. New listings, which offer a timelier view of current supply, have totaled 4.13 million year-to-date through December 2023, which was almost 1.8 million units less than the same period in 2021.

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

•Our "Investment portfolio" includes our Residential Investments, Agency RMBS, inclusive of TBAs, and Legacy WMC Commercial Investments.
•Our "Residential Investments" refer to our residential mortgage loans and Non-Agency RMBS.
◦"Residential mortgage loans" or "Loans" refer to our Non-Agency Loans, Agency-Eligible Loans, and Re/Non-Performing Loans (exclusive of retained tranches from unconsolidated securitizations) and Land Related Financing.
◦"Non-Agency RMBS" refer to the retained tranches from unconsolidated securitizations of Non-Agency Loans and Re/Non-Performing Loans issued under the GCAT shelf, as well as Non-Agency RMBS issued by third-parties.
•"Real estate securities" refers to our Non-Agency RMBS and Agency RMBS, inclusive of TBAs, as well as Legacy WMC CMBS and Other Securities that were acquired in the WMC acquisition.
•Our "Legacy WMC Commercial Investments" refer to the commercial loans and CMBS that we acquired in the WMC acquisition. We expect to either hold the Legacy WMC Commercial Investments until maturity or opportunistically exit these investments.
•Our "GAAP Residential Investments" refer to our Residential Investments excluding investments held within affiliated entities.
•Our "GAAP Investment portfolio" includes our GAAP Residential Investments, Agency RMBS, and Legacy WMC Commercial Investments and Other Securities.

For a reconciliation of our Investment portfolio to our GAAP Investment portfolio, see the GAAP Investment Portfolio Reconciliation Table below.

Book value and Adjusted book value per share

The below table details book value and adjusted book value per common share. Per share amounts for book value are calculated using all outstanding common shares in accordance with GAAP as of year-end.

	December 31, 2023	December 31, 2022
Book value per common share	$10.46	$11.39
Net proceeds of preferred stock less liquidation preference of preferred stock per common share (1)	(0.26)	(0.36)
Adjusted book value per common share	$10.20	$11.03
(1)Book value per common share is calculated using stockholders’ equity less net proceeds of $220.5 million on our issued and outstanding preferred stock as the numerator. Adjusted book value per common share is calculated using stockholders’ equity less the liquidation preference of $228.0 million on our issued and outstanding preferred stock as the numerator.

Results of Operations for the Fiscal Year 2023 and 2022

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

Year Ended December 31, 2023 compared to the Year Ended December 31, 2022

The table below presents certain information from our consolidated statements of operations for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended		Increase/(Decrease)
	December 31, 2023	December 31, 2022
Statement of Operations Data:
Net Interest Income
Interest income	$260,329	$180,303	$80,026
Interest expense	212,500	118,918	93,582
Total Net Interest Income	47,829	61,385	(13,556)

Other Income/(Loss)
Net interest component of interest rate swaps	6,680	(4,922)	11,602
Net realized gain/(loss)	7,697	81,389	(73,692)
Net unrealized gain/(loss)	1,450	(137,634)	139,084
Bargain purchase gain	30,190	—	30,190
Total Other Income/(Loss)	46,017	(61,167)	107,184

Expenses
Management fee to affiliate	7,711	8,096	(385)
Non-investment related expenses	10,077	9,292	785
Investment related expenses	9,808	9,198	610
Transaction related expenses	11,076	16,474	(5,398)
Total Expenses	38,672	43,060	(4,388)

Income/(loss) before equity in earnings/(loss) from affiliates	55,174	(42,842)	98,016

Equity in earnings/(loss) from affiliates	(1,390)	(10,258)	8,868
Net Income/(Loss)	53,784	(53,100)	106,884

Dividends on preferred stock	(18,344)	(18,344)	—

Net Income/(Loss) Available to Common Stockholders	$35,440	$(71,444)	$106,884

Interest income

Interest income is calculated using the effective interest method for our GAAP investment portfolio.

Interest income increased from December 31, 2022 to December 31, 2023 primarily due to an increase in the size of our portfolio resulting from purchases of Non-Agency Loans and Agency-Eligible Loans during the period. This was coupled with an increase in the weighted average yield of our investment portfolio resulting from purchasing higher yielding assets as interest rates increased during the period. The following table presents a summary of the weighted average amortized cost of and the weighted average yield on our GAAP investment portfolio for the years ended December 31, 2023 and 2022 ($ in millions).

	Year Ended
	December 31, 2023	December 31, 2022	Increase/(Decrease)
Weighted average amortized cost of our GAAP investment portfolio	$5,018	$4,001	$1,017
Weighted average yield on our GAAP investment portfolio	5.19%	4.51%	0.68%

Interest expense

Interest expense is inclusive of our financing cost related to our financing arrangements on our GAAP investment portfolio, securitized debt, and Legacy WMC Convertible Notes.

Interest expense increased from December 31, 2022 to December 31, 2023 due to an increase in the weighted average financing rate resulting from rising interest rates during the period, coupled with an increase in the amount of financing on our GAAP investment portfolio primarily resulting from the issuance of securitized debt. The following table presents a summary of the weighted average financing balance and the weighted average financing rate for the years ended December 31, 2023 and 2022 ($ in millions).

	Year Ended
	December 31, 2023	December 31, 2022	Increase/(Decrease)
Weighted average GAAP financing balance	$4,635	$3,655	$980
Weighted average financing rate	4.58%	3.25%	1.33%

Net interest component of interest rate swaps

Net interest component of interest rate swaps represents the net interest income received or expense paid on our interest rate swaps.

We recorded income on the net interest component of interest rate swaps during the year ended December 31, 2023 as a result of our swap portfolio being in a net receive position during the entire period, compared with an expense for the year ended December 31, 2022 as a result of our swap portfolio being in a net pay position during part of the period. The following table presents a summary of our interest rate swap portfolio as of December 31, 2023 and 2022 ($ in millions).

	December 31, 2023	December 31, 2022	Increase/(Decrease)
Interest rate swap notional value	$503	$335	$168
Weighted average receive-variable rate	5.38%	4.30%	1.08%
Weighted average pay-fix rate	3.65%	2.77%	0.88%
Net weighted average (pay)/receive rate	1.73%	1.53%	0.20%

Net realized gain/(loss)

The following table presents a summary of Net realized gain/(loss) for the years ended December 31, 2023 and 2022 (in thousands). The realized gain during the year ended December 31, 2023 was driven by unwinding pay-fix, receive-variable interest rate swaps which were previously held at unrealized gains as a result of rising interest rates. This was offset by realized losses on sales of residential mortgage loans and real estate securities.

	Year Ended
	December 31, 2023	December 31, 2022
Sales of residential mortgage loans and loans transferred to or sold from Other assets	$(12,079)	$(2,958)
Sales of real estate securities	(1,558)	(34,504)
Settlement of derivatives and other instruments	21,334	118,851
Total Net realized gain/(loss)	$7,697	$81,389

Net unrealized gain/(loss)

The following table presents a summary of net unrealized gain/(loss) for the years ended December 31, 2023 and 2022 (in thousands). During the year ended December 31, 2023, unrealized gains on real estate securities, residential mortgage loans, and commercial loans and unrealized losses on securitized debt and derivatives were primarily driven by a decrease in interest rates during the fourth quarter of 2023.

	Year Ended
	December 31, 2023	December 31, 2022
Residential mortgage loans	$111,714	$(539,987)
Commercial loans	95	—
Real estate securities	3,475	3,010
Securitized debt	(89,369)	401,467
Derivatives	(24,465)	(2,124)
Total Net unrealized gain/(loss)	$1,450	$(137,634)

Bargain purchase gain

Per ASC 805, "Business Combinations," a bargain purchase gain is recognized in current earnings when the aggregate fair value of the consideration transferred is less than the fair value of the identifiable net asset acquired. In connection with the WMC acquisition, we recorded a bargain purchase gain of $30.2 million, which represents the difference between our consideration transferred of $51.2 million and the fair value of the net assets we acquired of $81.4 million. As a result of macroeconomic factors and interest rate volatility, the price per share of common stock of certain companies within the mortgage REIT industry have traded at discounts to book values per share in recent periods, which contributed to the bargain purchase gain recorded on the WMC acquisition.

Management fee to affiliate

Our management fee is based upon a percentage of our Stockholders’ Equity. See the "Contractual obligations" section of this Part II, Item 7 for further detail on the calculation of our management fee and for the definition of Stockholders’ Equity. In connection with the WMC acquisition, we and our Manager entered into the MITT Management Agreement Amendment pursuant to which the base management fee will be reduced by $0.6 million for the first four quarters following the transaction closing, beginning with the fiscal quarter in which the transaction closing occurs (i.e., resulting in an aggregate $2.4 million waiver of base management fees). As a result of the transaction closing on December 6, 2023, the base management fee was reduced by $0.6 million during the year ended December 31, 2023. This was offset by an increase in stockholders' equity as calculated pursuant to the management agreement as a result of the WMC acquisition.

Non-investment related expenses

Non-investment related expenses are primarily comprised of professional fees, directors’ and officers’ ("D&O") insurance, directors’ compensation, and certain non-investment related expenses reimbursable to our Manager or its affiliates. We are required to reimburse our Manager or its affiliates for operating expenses incurred by our Manager or its affiliates on our behalf, including certain compensation expenses and other expenses relating to legal, accounting, and other services. Refer to the "Contractual obligations" section below for more detail on certain expenses reimbursable to our Manager or its affiliates. The following table presents a summary of our non-investment related expenses for the years ended December 31, 2023 and 2022 (in thousands).

	Year Ended
	December 31, 2023	December 31, 2022
Affiliate reimbursement (1)	$5,095	$4,646
Professional Fees	2,191	1,993
D&O insurance	1,086	1,236
Directors' compensation	745	681
Other	960	736
Total Non-investment related expenses	$10,077	$9,292
(1) For the years ended December 31, 2023 and 2022, the Manager agreed to waive its right to receive expense reimbursements of $1.7 million and $1.5 million, respectively.

Investment related expenses

Investment related expenses are primarily comprised of servicing fees, asset management fees, and certain investment related expenses reimbursable to the Manager or its affiliates. We are required to reimburse our Manager or its affiliates for operating expenses incurred by our Manager or its affiliates on our behalf associated with our investment portfolio. The following table presents a summary of our investment related expenses for the years ended December 31, 2023 and 2022 (in thousands).

	Year Ended
	December 31, 2023	December 31, 2022
Affiliate reimbursement	$467	$755
Servicing fees (1)	4,437	4,030
Residential mortgage loan asset management fees (1)	2,655	2,595
Trustee and bank fees (1)	1,644	998
Other	605	820
Total Investment related expenses	$9,808	$9,198
(1) We incur servicing fees, asset management fees, and trustee and bank fees in connection with our residential mortgage loans. These expenses increased from the year ended December 31, 2022 to the year ended December 31, 2023 primarily due to an increase in our GAAP residential mortgage loan portfolio. The weighted average cost of our GAAP residential mortgage loan portfolio increased by $0.9 billion from $3.9 billion for the year ended December 31, 2022 to $4.8 billion for the year ended December 31, 2023 resulting from purchases of Non-Agency Loans and Agency-Eligible Loans.

Transaction related expenses

Historically, transaction related expenses have included expenses primarily associated with purchasing and securitizing residential mortgage loans as well as certain other transaction and performance related fees associated with assets we invest in. However, in 2023, we also recorded transaction related expenses in connection with the WMC acquisition. Transaction related expenses decreased from the prior period as we completed three securitizations during the year ended December 31, 2023, as compared to eight securitizations during the year ended December 31, 2022. This decrease was partially offset by $6.0 million of transaction related expenses incurred in connection with the WMC acquisition.

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

	Year Ended
	December 31, 2023	December 31, 2022
MATT Non-QM Securities (1)	$3,992	$1,261
Land Related Financing (2)	758	1,621
Re/Non-Performing Securities	782	594
AG Arc (3)	(6,922)	(13,734)
Equity in earnings/(loss) from affiliates	$(1,390)	$(10,258)
(1) The earnings within MATT for the year ended December 31, 2023 were primarily the result of net interest income of $3.5 million and unrealized gains of $0.7 million offset by expenses of $(0.2) million. The earnings within MATT for the year ended December 31, 2022 were primarily the result of net interest income of $2.7 million and unrealized gains of $0.1 million offset by realized losses of $(1.2) million and other expenses of $(0.3) million.
(2) Throughout the year ended December 31, 2023, Land Related Financing continued to pay down and paid off in full during the fourth quarter 2023, contributing to the decrease in earnings from the year ended December 31, 2022 to the year ended December 31, 2023.
(3) Refer to the table below for additional detail on the earnings/(loss) generated from our investment in AG Arc.

The below table further disaggregates our "Equity in earnings/(loss) from affiliates" line item on our consolidated statements of operations (in thousands).

	Year Ended
	December 31, 2023	December 31, 2022
Interest income	$6,098	$6,670
Interest expense	908	1,232
Total Net Interest Income	5,190	5,438

Net realized gain/(loss)	—	(1,191)
Net unrealized gain/(loss)	852	(293)
Total Other Income/(Loss)	852	(1,484)

After-tax earnings/(loss) at AG Arc (1)	(4,021)	(2,135)
Net unrealized gain/(loss) on investment in AG Arc (2)	(1,459)	(5,567)
Elimination of gains on loans sold to MITT (3)	(1,442)	(6,032)
Total AG Arc Earnings/(Loss)	(6,922)	(13,734)

Other operating expenses	510	478

Equity in earnings/(loss) from affiliates	$(1,390)	$(10,258)
(1)The earnings/(loss) at AG Arc during the year ended December 31, 2023 were primarily the result of $(3.8) million related to changes in the fair value of the MSR portfolio held by Arc Home coupled with $(0.2) million of losses related to Arc Home's lending and servicing operations. The earnings/(loss) at AG Arc during the year ended December 31, 2022 were primarily the result of $(5.5) million of losses related to Arc Home's lending and servicing operations, offset by $3.4 million related to changes in the fair value of the MSR portfolio held by Arc Home.
(2)During the years ended December 31, 2023 and December 31, 2022, we recorded unrealized losses on our investment in AG Arc as a result of the valuation decreasing from 0.94x book value as of December 31, 2022 to 0.89x book value as of December 31, 2023 and from 1.06x book value as of December 31, 2021 to 0.94x book value as of December 31, 2022, respectively.
(3)The earnings recognized by AG Arc do not include our portion of gains recorded by Arc Home in connection with the sale of residential mortgage loans to us. Refer to Note 2 and Note 10 to the "Notes to Consolidated Financial Statements" for more information on this accounting policy.

Earnings Available for Distribution

One of our objectives is to generate net income from net interest margin on the portfolio, and management uses EAD, as one of several metrics, to help measure our performance against this objective. Management believes that this non-GAAP measure, when considered with our GAAP financial statements, provides supplemental information useful for investors to help evaluate our financial performance. However, management also believes that our definition of EAD has important limitations as it does not include certain earnings or losses our management team considers in evaluating our financial performance. Our presentation of EAD may not be comparable to similarly-titled measures of other companies, who may use different calculations. This non-GAAP measure should not be considered a substitute for, or superior to, Net Income/(loss) available to common stockholders or Net income/(loss) per diluted common share calculated in accordance with GAAP. Our GAAP financial results and the reconciliations from these results should be carefully evaluated.

We define EAD, a non-GAAP financial measure, as Net Income/(loss) available to common stockholders excluding (i) (a) unrealized gains/(losses) on loans, real estate securities, derivatives and other investments, inclusive of our investment in AG Arc, and (b) net realized gains/(losses) on the sale or termination of such instruments, (ii) any transaction related expenses incurred in connection with the acquisition, disposition, or securitization of our investments as well as transaction related expenses incurred in connection with the WMC acquisition, (iii) accrued deal-related performance fees payable to third party operators to the extent the primary component of the accrual relates to items that are excluded from EAD, such as unrealized and realized gains/(losses), (iv) realized and unrealized changes in the fair value of Arc Home's net mortgage servicing rights and the derivatives intended to offset changes in the fair value of those net mortgage servicing rights, (v) deferred taxes recognized at our taxable REIT subsidiaries, if any, (vi) any gains/(losses) associated with exchange transactions on our common and preferred stock, and (vii) any bargain purchase gains recognized. Items (i) through (vii) above include any amount related to those items held in affiliated entities. Management considers the transaction related expenses referenced in (ii) above to be similar to realized losses incurred at the acquisition, disposition, or securitization of an asset and does not view them as being part of its core operations. Management views the exclusion described in (iv) above to be consistent with how it calculates EAD on the remainder of its portfolio. Management excludes all deferred taxes because it believes deferred taxes are not representative of current operations. EAD includes the net interest income and other income earned on our investments on a yield adjusted basis, including TBA dollar roll income/(loss) or any other investment activity that may earn or pay net interest or its economic equivalent.

A reconciliation of "Net Income/(loss) available to common stockholders" to EAD for the years ended December 31, 2023 and 2022 is set forth below (in thousands, except per share data).

	Year Ended
	December 31, 2023	December 31, 2022
Net Income/(loss) available to common stockholders	$35,440	$(71,444)
Add (Deduct):
Net realized (gain)/loss	(7,697)	(81,389)
Net unrealized (gain)/loss	(1,450)	137,634
Transaction related expenses and deal related performance fees (1)	11,233	17,162
Equity in (earnings)/loss from affiliates	1,390	10,258
EAD from equity method investments (2)(3)	(452)	(12,320)
Dollar roll income/(loss)	—	1,999
Bargain purchase gain	(30,190)	—
Earnings available for distribution	$8,274	$1,900

Earnings available for distribution, per Diluted Share	$0.39	$0.08
(1)For the years ended December 31, 2023 and 2022, total transaction related expenses and deal related performance fees included $11.1 million and $16.5 million, respectively, recorded within the "Transaction related expenses" line item and $0.1 million and $0.7 million, respectively, recorded within the "Interest expense" line item, which relates to the amortization of deferred financing costs.
(2)For the years ended December 31, 2023 and 2022, $(0.3) million or $(0.01) per share and $9.2 million or $0.40 per share, respectively, of realized and unrealized changes in the fair value of Arc Home's net mortgage servicing rights, changes in the fair value of corresponding derivatives, and other asset impairments were excluded from EAD, net of deferred tax expense. Additionally, for the years ended December 31, 2023 and 2022, $(1.5) million or $(0.07) per share and $(5.6) million or $(0.24) per share, respectively, of unrealized changes in the fair value of our investment in Arc Home were excluded from EAD.
(3)EAD recognized by AG Arc does not include our portion of gains recorded by Arc Home in connection with the sale of residential mortgage loans to us. For the years ended December 31, 2023 and 2022, we eliminated $1.4 million or $0.07 per share and $6.0 million or $0.26 per share of intra-entity profits recognized by Arc Home, respectively, and also decreased the cost basis of the underlying loans we purchased by the same amount. Refer to Note 2 to the "Notes to Consolidated Financial Statements" for more information on this accounting policy.

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

In December 2023, through our acquisition of WMC, we increased our investment portfolio by $1.2 billion, which primarily consisted of Securitized Non-Agency Loans. For more information on the WMC acquisition, refer to "Item 1—WMC Acquisition" and the section entitled "WMC Acquisition" in Note 1 to the "Notes to Consolidated Financial Statements."

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

Investment portfolio

The following tables present a summary of our investment portfolio, inclusive of net interest margin and leverage ratios, as of December 31, 2023 and a reconciliation of these metrics on our Investment Portfolio to their respective metrics on our GAAP Investment Portfolio ($ in thousands).

	December 31, 2023
	Investment			Securitized Debt			Cost of Funds (b)	Allocated Equity (c)	Net Interest Margin
Instrument	Amortized Cost	Fair Value	Yield (a)	Amortized Cost	Fair Value	Financing Arrangements				Leverage Ratio (d)
Residential Investments:
Securitized Non-Agency Loans	$5,567,710	$5,175,169	5.51%	$4,904,017	$4,597,490	$301,205	4.99%	$276,474	0.52%	0.9x
Securitized Re/Non-Performing Loans	199,633	183,112	6.30%	122,714	114,133	44,928	4.39%	24,051	1.91%	1.9x
Non-Agency Loans	92,868	94,516	7.29%	—	—	77,345	5.65%	17,171	1.64%	4.5x
Agency-Eligible Loans	215,885	220,709	7.28%	—	—	200,617	6.31%	20,092	0.97%	10.0x
Residential Whole Loans	974	2,406	112.97%	—	—	—	—%	2,406	112.97%	N/A
Non-Agency RMBS	111,612	112,448	14.08%	—	—	54,856	6.63%	57,592	7.45%	0.9x
Total Residential Investments	$6,188,682	$5,788,360	5.84%	$5,026,731	$4,711,623	$678,951	5.05%	$397,786	0.79%	1.5x

Agency RMBS	$16,714	$15,694	10.20%	$—	$—	$12,594	6.23%	$3,100	3.97%	3.0x

Legacy WMC Commercial Investments (e)
Commercial Loans	$66,208	$66,303	9.50%	$—	$—	$48,032	7.86%	$18,271	1.64%	2.6x
CMBS	56,533	56,349	21.90%	—	—	31,620	7.81%	24,729	14.09%	1.2x
Total Legacy WMC Commercial Investments	$122,741	$122,652	15.20%	$—	$—	$79,652	7.84%	$43,000	7.36%	1.9x

Other Securities	$1,174	$1,156	18.16%	$—	$—	$—	—%	$1,156	18.16%	N/A
Total Investment Portfolio	$6,329,311	$5,927,862	6.05%	$5,026,731	$4,711,623	$771,197	5.09%	$445,042	0.96%	1.6x
Cash and Cash Equivalents (f)								111,534	5.25%
Interest Rate Swaps (g)								12,146	1.73%
Arc Home								33,574
Convertible senior unsecured notes								(85,266)	(8.42)%
Non-Interest Earning Assets, net								11,338
Total Stockholders' Equity								$528,368		1.5x

	Investment			Securitized Debt			Cost of Funds (b)	Allocated Equity (c)	Net Interest Margin
	Amortized Cost	Fair Value	Yield (a)	Amortized Cost	Fair Value	Financing Arrangements				Leverage Ratio (d)
Total Investment Portfolio	$6,329,311	$5,927,862	6.05%	$5,026,731	$4,711,623	$771,197	5.09%	$445,042	0.96%	1.6x
Investments in Debt and Equity of Affiliates	17,451	22,826	31.44%	—	—	3,605	8.02%	19,221	23.42%	(h)
GAAP Investment Portfolio	$6,311,860	$5,905,036	5.95%	$5,026,731	$4,711,623	$767,592	5.09%	$425,821	0.86%	10.5x
(a)Excludes any net TBA positions.
(b)Includes the cost (interest expense) or benefit (interest income) from our interest rate swap hedges. The benefit of hedging as of December 31, 2023 was 0.16%.
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
(e)We expect to either hold the Legacy WMC Commercial Investments until maturity or opportunistically exit these investments.
(f)Cash and cash equivalents may include a portion of cash invested in money market funds. The yield represents the interest earned on money market funds as of period end.
(g)Interest rate swaps represents the sum of the net fair value of interest rate swaps and the margin posted on interest rate swaps as of period end. Yield on interest rate swaps represents the weighted average net receive/(pay) rate as of period end. The impact of the net interest component of interest rate swaps on the cost of funds is included within the respective investment portfolio asset line items.
(h)Refer to the "Financing activities" section below for an aggregate breakout of leverage.

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

The following table presents a reconciliation of our Investment Portfolio to our GAAP Investment Portfolio as of December 31, 2023 and 2022 ($ in thousands).

	December 31, 2023							December 31, 2022
Instrument	Current Face	Amortized Cost	Unrealized Mark-to-Market	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Yield	Weighted Average Life (Years) (3)	Fair Value (1)
Residential Investments
Residential Mortgage Loans
Securitized Non-Agency Loans (4)	$5,599,960	$5,567,710	$(392,541)	$5,175,169	5.19%	5.51%	10.37	$3,436,201
Securitized Re- and Non-Performing Loans	217,098	199,633	(16,521)	183,112	3.88%	6.30%	6.10	270,945
Non-Agency Loans	92,033	92,868	1,648	94,516	8.10%	7.29%	3.14	371,161
Agency-Eligible Loans	212,350	215,885	4,824	220,709	7.94%	7.28%	3.37	46,862
Re- and Non-Performing Loans	2,604	974	1,432	2,406	N/A	112.97%	1.69	3,428
Land Related Financing	—	—	—	—	—%	—%	—	10,688
Total Residential Mortgage Loans	6,124,045	6,077,070	(401,158)	5,675,912	5.28%	5.68%	9.86	4,139,285
Non-Agency RMBS
GCAT Non-Agency RMBS (5)
GCAT Non-Agency Securities	43,794	41,513	(8,971)	32,542	4.67%	5.99%	10.08	9,859
GCAT Non-Agency RMBS Interest Only (6)	N/A	2,541	2,450	4,991	—%	37.74%	5.21	5,058
MATT Non-QM Securities (6)	4,497	9,906	5,351	15,257	0.34%	39.76%	3.64	31,067
Re/Non-Performing Securities (6)	5,516	7,545	24	7,569	0.92%	14.68%	1.70	7,854
Total GCAT Non-Agency RMBS	53,807	61,505	(1,146)	60,359	1.01%	18.24%	4.42	53,838
Non-Agency Securities	82,390	48,991	2,015	51,006	4.99%	9.11%	16.21	9,678
Non-Agency RMBS Interest Only (6)	N/A	1,116	(33)	1,083	0.35%	16.04%	2.61	—
Total Non-Agency RMBS	136,197	111,612	836	112,448	1.50%	14.08%	5.48	63,516
Total Residential Investments	6,260,242	6,188,682	(400,322)	5,788,360	5.08%	5.84%	9.41	4,202,801

Agency RMBS Interest Only (6)	N/A	16,714	(1,020)	15,694	3.74%	10.20%	6.54	19,124

Legacy WMC Commercial Investments (7)
Commercial Loans	67,204	66,208	95	66,303	9.27%	9.50%	1.52	—
CMBS	103,458	56,533	(184)	56,349	7.39%	21.90%	2.62	—
Total Legacy WMC Commercial Investments	170,662	122,741	(89)	122,652	8.13%	15.20%	2.18	—

Other Securities (8)	N/A	1,174	(18)	1,156	N/A	18.16%	7.33	—

Total: Investment Portfolio	$6,430,904	$6,329,311	$(401,449)	$5,927,862	5.06%	6.05%	9.20	$4,221,925
Less: Investments in Debt and Equity of Affiliates
Residential Mortgage Loans	$—	$—	$—	$—	—%	—%	—	$10,688
Non-Agency RMBS	$10,013	$17,451	$5,375	$22,826	0.43%	31.44%	3.47	$38,921
Total: GAAP Investment Portfolio	$6,420,891	$6,311,860	$(406,824)	$5,905,036	5.19%	5.95%	9.69	$4,172,316
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
(5)GCAT Non-Agency RMBS are securities issued under Gold Creek Asset Trust ("GCAT"), which is the TPG Angelo Gordon securitization shelf under which we or private funds under the management of TPG Angelo Gordon securitize loans.
(6)Interest Only have no principal balances and bear interest based on a notional balance. The notional balance is used solely to determine interest distributions on the interest only classes of securities. The GCAT Non-Agency RMBS Interest Only, MATT Non-QM Securities, Re/Non-Performing Securities, Non-Agency RMBS Interest Only and Agency RMBS Interest Only line items include interest only classes with notional balances of $98.3 million, $310.4 million, $24.3 million, $128.8 million and $92.2 million, respectively.
(7)We expect to either hold the Legacy WMC Commercial Investments until maturity or opportunistically exit these investments.
(8)Other securities include residual interests in asset-backed securities which have no principal balance.

Residential mortgage loans

See Note 3 to the "Notes to Consolidated Financial Statements" for information on credit quality and a breakout of geographic concentration of credit risk within loans we include in the "Securitized residential mortgage loans, at fair value," "Residential mortgage loans, at fair value," and "Residential mortgage loans held for sale, at fair value" line items on our consolidated balance sheets.

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

	December 31, 2023		December 31, 2022
	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Securitized residential mortgage loans in Non-Agency VIEs	$5,599,960	$5,175,169	$3,841,265	$3,436,201
Securitized debt in Non-Agency VIEs (1)	5,069,689	4,597,490	3,527,304	3,078,593
Other assets (2)	N/A	1,150	N/A	—
Retained Certificates from Non-Agency VIEs (3)(4)(5)(6)		$578,829		$357,608

Retained interests in Non-Agency VIEs	Current Face	Fair Value	Current Face	Fair Value
Senior Bonds	$14,243	$14,682	$—	$—
Mezzanine Bonds	35,946	33,460	17,382	15,472
Subordinate Bonds	480,764	335,860	296,215	193,906
Interest Only / Excess Servicing Bonds (1)(7)	N/A	194,827	N/A	148,230
Retained Certificates from Non-Agency VIEs (3)(4)(5)(6)		$578,829		$357,608
Financing arrangements on retained Certificates from Non-Agency VIEs		301,205		197,937
Retained Certificates from Non-Agency VIEs, net of financing arrangements		$277,624		$159,671
(1)Interest Only have no principal balances and bear interest based on a notional balance. The notional balance is used solely to determine interest distributions on the interest only classes of securities. As of December 31, 2023 and 2022, the Securitized debt in Non-Agency VIEs line item includes interest only classes with notional balances of $133.8 million and $144.3 million, respectively. As of December 31, 2023 and 2022 the notional balance on Interest Only / Excess Servicing Bonds was $11.1 billion and $8.0 billion, respectively.
(2)Represents the fair value of real estate owned within Non-Agency VIEs. We record real estate owned at the lower of cost or fair value less estimated costs to sell. As of December 31, 2023, we recorded real estate owned within our Non-Agency VIEs at $0.9 million.
(3)Maximum loss exposure from our involvement with VIEs pertains to the fair value of the Certificates retained from the VIEs. We have no obligation to provide any other explicit or implicit support to the securitization trusts.
(4)As of December 31, 2023 and 2022, our equity at risk included bonds with a fair value of $389.5 million and $215.1 million, respectively, held in order to comply with Risk Retention Rules. We are generally required to hold the Required Credit Risk until the later of (i) the fifth anniversary of the securitization closing date and (ii) the date on which the aggregate unpaid principal balance of the mortgage loans has been reduced to 25% of the aggregate unpaid principal balance of the mortgage loans as of the securitization closing date, but no longer than the seventh anniversary of the closing date.
(5)As of December 31, 2023 and 2022, a portion of our equity at risk included bonds exposed to the first loss of the securitization with a fair value of $115.1 million and $84.7 million, respectively.
(6)Excludes net other asset/(liabilities) held within the VIEs of $6.9 million and $4.4 million as of December 31, 2023 and 2022, respectively.
(7)As the sponsor and depositor of each securitization, we may purchase all of the outstanding Certificates (an "Optional Redemption") following the earlier of (1) an applicable anniversary date (typically two or three years) of the respective securitization or (2) the date at which the unpaid principal balance of the applicable collateral has declined below a certain percentage (typically 10% to 30%) of the principal balance originally contributed to the securitization. As of December 31, 2023, there were three securitizations with an unpaid principal balance of $458.7 million that met the criteria for an Optional Redemption. As of December 31, 2022, there were no securitizations which met the criteria for an Optional Redemption.

Legacy WMC Commercial loans

See Note 3 to the "Notes to Consolidated Financial Statements" for information on the geographic concentration, collateral characteristics, LTV, and maturities of the loans we include in the "Commercial loans, at fair value," line item on our consolidated balance sheets.

Non-Agency RMBS and Legacy WMC CMBS & Other Securities

The following table presents the fair value of our Non-Agency RMBS and Legacy WMC CMBS and Other Securities by credit rating as of December 31, 2023 (in thousands).

		Legacy WMC
Credit Rating (1)	Non-Agency RMBS	CMBS	Other Securities
AAA	$183	$—	$—
A	5,931	—	—
BBB	14,119	3,977	—
BB	15,817	—	—
B	8,682	20,057	—
Below B	—	11,438	—
Not Rated	67,716	20,877	1,156
Total	$112,448	$56,349	$1,156
Less: Investments in Debt and Equity of Affiliates	$22,826	$—	$—
Total: GAAP Basis	$89,622	$56,349	$1,156
(1)Represents the minimum rating for rated assets of S&P, Moody, Morningstar, and Fitch credit ratings, stated in terms of the S&P equivalent.

The following table presents certain characteristics of our Non-Agency RMBS and Legacy WMC CMBS portfolio as of December 31, 2023 ($ in thousands).

Instrument	Current Face	Fair Value	Weighted Average Life (Years) (1)
Non-Agency RMBS
Non-QM Loans (2)	$54,013	$57,472	4.66
Re- and Non-Performing Loans (2)	43,770	24,727	6.21
Prime (2)	29,370	20,081	9.86
Credit Risk Transfer	9,044	10,168	4.73
Total Non-Agency RMBS	$136,197	$112,448	5.48

Legacy WMC CMBS
Single-Asset/Single-Borrower - Fixed Rate	$53,900	$28,201	3.36
Single-Asset/Single-Borrower - Floating Rate	34,509	19,630	1.04
Conduit - Fixed Rate	15,049	8,518	3.58
Total Legacy WMC CMBS	$103,458	$56,349	2.62
(1)Weighted average life is based on projected life. Typically, actual maturities are shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.
(2)The current face on our Non-Agency RMBS excludes interest only classes which have no principal balances and bear interest based on a notional balance. The notional balance is used solely to determine interest distributions on the interest only classes of securities. As of December 31, 2023, the notional balance on interest only classes included in the Non-QM Loans, Re-and Non-Performing Loans and Prime line items was $408.7 million, $122.2 million and $30.9 million, respectively.

The following table presents the geographic concentration of the underlying collateral for our Non-Agency RMBS and Legacy WMC CMBS portfolios as of December 31, 2023 ($ in thousands).

Non-Agency RMBS			Legacy WMC CMBS
Geographic Location	Concentration	Fair Value	Geographic Location	Concentration	Fair Value
California	39.2%	$44,027	California	43.4%	$24,460
New York	13.3%	14,957	Bahamas	26.6%	15,015
Florida	7.0%	7,822	Minnesota	10.4%	5,859
New Jersey	3.5%	3,970	Texas	4.6%	2,571
Texas	3.4%	3,853	New York	2.2%	1,266
Other	33.6%	37,819	Other	12.8%	7,178
Total	100.0%	$112,448	Total	100.0%	$56,349

Agency RMBS

Although our investment activities primarily include acquiring and securitizing newly-originated residential mortgage loans, from time to time we invest excess liquidity into Agency RMBS. The following table presents the fair value and the Constant Prepayment Rate ("CPR") experienced on our Agency RMBS portfolio as of December 31, 2023 ($ in thousands).

	Fair Value	CPR (1)
Agency RMBS Interest Only	$15,694	5.7%
(1)Represents the weighted average monthly CPRs published during the year for our in-place portfolio.

Financing activities

In December 2023, through our acquisition of WMC, we assumed liabilities of $1.1 billion, which primarily consisted of securitized debt, financing arrangements, and convertible senior unsecured notes. For more information on the acquisition of WMC, refer to "Item 1—WMC Acquisition" and the section entitled "WMC Acquisition" in Note 1 to the "Notes to Consolidated Financial Statements."

Financing Arrangements

We use leverage to finance the purchase of our investment portfolio. Our leverage has primarily been in the form of repurchase agreements and similar financing arrangements (which we refer to collectively as financing arrangements), and securitized debt.

Repurchase agreements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a "haircut." The size of the haircut reflects the perceived risk associated with the pledged asset. Haircuts may change as our financing arrangements mature or roll and are sensitive to governmental regulations. Interest rates for our financing arrangements are determined based on prevailing rates (typically a spread over a base rate) corresponding to the terms of the borrowings, and interest is paid on a monthly basis or, for shorter term arrangements, at the end of the term. Repurchase agreements typically have a term of up to one year for loans and a term of 30 to 90 days for securities. Repurchase agreements are generally mark-to-market with respect to margin calls and recourse to us. We had outstanding financing arrangements with seven and six counterparties as of December 31, 2023 and 2022, respectively.

Our financing arrangements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each financing arrangement, typical supplemental terms include requirements of minimum equity and liquidity, leverage ratios, and performance triggers. In addition, some of the financing arrangements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that we fail to comply with the covenants contained in these financing arrangements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the associated agreement. As of December 31, 2023, we are in compliance with all of our financial covenants.

We also use securitized debt to finance our loan portfolio. Securitized debt is generally non-mark-to-market with respect to margin calls and non-recourse to us.

Legacy WMC Convertible Notes

Through our acquisition of WMC, we assumed the Legacy WMC Convertible Notes. See Note 6 to the "Notes to Consolidated Financial Statements" for additional information on the Legacy WMC Convertible Notes.

Recourse and non-recourse financing

The below table provides detail on the breakout between recourse and non-recourse financing as of December 31, 2023 and 2022 (in thousands).

	December 31, 2023	December 31, 2022
Recourse financing - Financing arrangements, including those in Investments in Debt and Equity of Affiliates	$708,225	$625,593
Recourse Financing - Legacy WMC Convertible Notes	85,266	—
Non-recourse financing - Securitized debt, at fair value	4,711,623	3,262,352
Non-recourse financing - Financing arrangements	62,972	—
Non-recourse financing - Financing arrangements included in Investments in Debt and Equity of Affiliates	—	16,409
Total Financing	5,568,086	3,904,354

Less:
Recourse financing - Financing arrangements included in Investments in Debt and Equity of Affiliates	3,605	4,406
Non-recourse financing - Financing arrangements included in Investments in Debt and Equity of Affiliates	—	16,409
Total Financing in Investments in Debt and Equity of Affiliates	3,605	20,815

Total GAAP Financing	$5,564,481	$3,883,539

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

We define GAAP leverage as the sum of (1) GAAP Securitized debt, at fair value, (2) our GAAP Financing arrangements, net of any restricted cash posted on such financing arrangements, (3) Convertible senior unsecured notes, and (4) the amount payable on purchases that have not yet settled less the financing remaining on sales that have not yet settled. We define Economic Leverage, a non-GAAP metric, as the sum of: (i) our GAAP leverage, exclusive of any fully non-recourse financing arrangements, (ii) financing arrangements held through affiliated entities, net of any restricted cash posted on such financing arrangements, exclusive of any financing utilized through AG Arc, any adjustment related to unsettled trades as described in (4) in the previous sentence, and any non-recourse financing arrangements and (iii) our net TBA position (at cost), if any.

The calculations in the tables below divide GAAP leverage and Economic Leverage by our GAAP stockholders’ equity to derive our leverage ratios. The following tables present a reconciliation of our Economic Leverage ratio to GAAP Leverage ($ in thousands).

December 31, 2023	Leverage	Stockholders' Equity	Leverage Ratio
Securitized debt, at fair value	$4,711,623
GAAP Financing arrangements	767,592
Convertible senior unsecured notes	85,266
Restricted cash posted on Financing arrangements	(1,696)
GAAP Leverage	$5,562,785	$528,368	10.5x
Financing arrangements through affiliated entities	3,605
Non-recourse financing arrangements (1)	(4,774,595)
Net TBA (receivable)/payable adjustment	(9,163)
Economic Leverage	$782,632	$528,368	1.5x
(1) Non-recourse financing arrangements include securitized debt and other non-recourse financing arrangements.

December 31, 2022	Leverage	Stockholders’ Equity	Leverage Ratio
Securitized debt, at fair value	$3,262,352
GAAP Financing arrangements	621,187
Restricted cash posted on Financing arrangements	(3,357)
GAAP Leverage	$3,880,182	$462,800	8.4x
Financing arrangements through affiliated entities	20,790
Non-recourse financing arrangements (1)	(3,278,761)
Net TBA (receivable)/payable adjustment	(39,206)
Economic Leverage	$583,005	$462,800	1.3x
(1) Non-recourse financing arrangements include securitized debt and other non-recourse financing arrangements.

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

As described above, our distribution requirements are based on taxable income rather than GAAP net income. Differences between taxable income and GAAP net income include (i) unrealized gains and losses associated with investment and derivative portfolios which are marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized or settled, (ii) temporary differences related to amortization of premiums and discounts paid on investments, (iii) the timing and amount of deductions related to stock-based compensation, (iv) temporary differences related to the recognition of realized gains and losses on sold investments and certain terminated derivatives, (v) taxes, (vi) methods of depreciation and (vii) differences between GAAP income or losses in our TRSs’ and taxable income resulting from dividend distributions to the REIT from our TRSs'. Undistributed taxable income is based on current estimates and is not finalized until we file our annual tax return for that tax year, typically in October of the following year. We did not have any undistributed taxable income as of December 31, 2023.

During the twelve months ended December 31, 2023, the Company declared common stock dividends of $0.72 per share. During the same period, the Company declared preferred stock dividends on its 8.25% Series A, 8.00% Series B, and 8.000% Series C of $2.06252, $2.00, and $2.00, respectively.

Liquidity and capital resources

Our liquidity determines our ability to meet our cash obligations, including distributions to our stockholders, payment of our expenses, financing our investments and satisfying other general business needs.

Our principal sources of cash consist of borrowings under financing arrangements, principal and interest payments we receive on our investment portfolio, cash generated from our operating results, and proceeds from capital market transactions. We typically use cash to repay principal and interest on our financing arrangements, to purchase loans, real estate securities, and other real estate related assets, to make dividend payments on our capital stock, to repurchase our capital stock, and to fund our operations. We may also generate liquidity when restricted cash that was pledged as collateral for clearing and executing trades, derivatives, and financing arrangements becomes unrestricted when the related collateral requirements are exceeded or at the maturity of the derivative or financing arrangement. Refer to "—Margin requirements" below discussing instances where we may use liquidity to meet margin requirements. At December 31, 2023, we had $112.3 million of liquidity, which consisted of $111.5 million of cash and $0.8 million of unencumbered Agency RMBS available to support our liquidity needs. Refer to the "Contractual obligations" section of this Part II, Item 7 for additional obligations that could impact our liquidity.

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

Cash Flows

The table below details changes to our cash, cash equivalents, and restricted cash for the years ended December 31, 2023 and 2022 (in thousands).

	Years Ended
	December 31, 2023	December 31, 2022	Change
Cash, cash equivalents, and restricted cash, Beginning of Period	$98,803	$100,229	$(1,426)

Net cash provided by (used in) operating activities (1)	28,134	22,520	5,614
Net cash provided by (used in) investing activities (2)	(433,505)	(1,490,351)	1,056,846
Net cash provided by (used in) financing activities (3)	432,141	1,466,405	(1,034,264)

Net change in cash, cash equivalents and restricted cash	26,770	(1,426)	28,196
Cash, cash equivalents, and restricted cash, End of Period	$125,573	$98,803	$26,770
(1)Cash provided by operating activities is primarily attributable to net interest income less operating expenses for the years ended December 31, 2023 and 2022.
(2)Cash used in investing activities for the year ended December 31, 2023 was primarily attributable to purchases of investments, offset by sales of investments and principal repayments on investments.
(3)Cash provided by financing activities for the year ended December 31, 2023 was primarily attributable to the issuance of securitized debt, offset by principal repayments on securitized debt, net repayments of repurchase agreements, dividend payments, and common share repurchases.

Stock repurchase programs

On August 3, 2022, our Board of Directors authorized a stock repurchase program (the "2022 Repurchase Program") to repurchase up to $15.0 million of our outstanding common stock on substantially the same terms as the 2015 Repurchase Program. The 2022 Repurchase Program does not have an expiration date and permits us to repurchase our shares through various methods, including open market repurchases, privately negotiated block transactions and Rule 10b5-1 plans. We may repurchase shares of our common stock from time to time in compliance with SEC regulations and other legal requirements. The extent to which we repurchase our shares, and the timing, manner, price, and amount of any such repurchases, will depend upon a variety of factors including market conditions and other corporate considerations as determined by management, as well as the limits of the 2022 Repurchase Program and our liquidity and business strategy. The 2022 Repurchase Program does not obligate us to acquire any particular amount of shares and may be modified or discontinued at any time. As of the date of this filing, approximately $1.5 million of common stock remained authorized for future share repurchases under the 2022 Repurchase Program. See Note 11 in the "Notes to Consolidated Financial Statements" for additional details on the shares repurchased under the 2022 Repurchase Program during the year ended December 31, 2023.

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

Equity distribution agreements

On May 5, 2017, we entered into an equity distribution agreement with each of Credit Suisse Securities (USA) LLC and JMP Securities LLC (collectively, the "Sales Agents"), which we refer to as the "Equity Distribution Agreements," pursuant to which we may sell up to $100.0 million aggregate offering price of shares of our common stock from time to time through the Sales Agents, under the Securities Act of 1933. For the year ended December 31, 2023, we did not issue any shares of common stock under the Equity Distribution Agreements. Since inception of the program, we have issued approximately 2.2 million shares of common stock under the Equity Distribution Agreements for gross proceeds of $48.3 million.

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

In connection with the Merger with WMC, which was completed on December 6, 2023, and contemporaneously with the execution of the Merger Agreement, on August 8, 2023, we and our Manager entered into the MITT Management Agreement Amendment, pursuant to which (i) our Manager’s base management fee will be reduced by $0.6 million for the first four quarters following the Effective Time, beginning with the fiscal quarter in which the Effective Time occurs (i.e., resulting in an aggregate $2.4 million waiver of base management fees), and (ii) our Manager will waive its right to seek reimbursement from us for any expenses otherwise reimbursable by us under the management agreement in an amount equal to approximately $1.3 million, which is the excess of $7.0 million over the aggregate Per Share Additional Merger Consideration paid by our Manager to the holders of WMC Common Stock under the Merger Agreement. The MITT Management Agreement Amendment became effective automatically upon the closing of the Merger.

Management fee

The management fee is calculated and payable quarterly in arrears in an amount equal to 1.50% of our Stockholders’ Equity, per annum. For purposes of calculating the management fee, "Stockholders’ Equity" means the sum of the net proceeds from any issuances of equity securities (including preferred securities) since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance, and excluding any future equity issuance to the Manager), plus our retained earnings at the end of such quarter (without taking into account any non-cash equity compensation expense or other non-cash items described below incurred in current or prior periods), less any amount that we pay for repurchases of our common stock, excluding any unrealized gains, losses or other non-cash items that have impacted stockholders’ equity as reported in our financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP, and certain other non-cash charges after discussions between the Manager and our independent directors and after approval by a majority of our independent directors. Stockholders’ Equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders’ equity shown on our financial statements. The below table details the management fees incurred during the years ended December 31, 2023 and 2022 (in thousands).

	Year Ended
	December 31, 2023	December 31, 2022
Management fee to affiliate (1)	$7,711	$8,096
(1)For the year ended December 31, 2023, the Manager agreed to waive its right to receive management fees of $0.6 million pursuant to the MITT Management Agreement Amendment executed in connection with the Merger.

As of December 31, 2023 and 2022, we recorded management fees payable of $1.5 million and $2.1 million, respectively. The management fee payable is included within the "Due to affiliates" item within the "Other liabilities" line item on the consolidated balance sheets.

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

The Manager waived the annual incentive fee with respect to the fiscal years ending December 31, 2021 and December 31, 2022, and the annual incentive fee would first be payable with respect to the fiscal year ending December 31, 2023. During the year ended December 31, 2023, we did not incur any incentive fee expense.

Termination fee

Upon the occurrence of (i) our termination of the management agreement without cause or (ii) the Manager’s termination of the management agreement upon a breach by the Company of any material term of the management agreement, the Manager will be entitled to a termination fee equal to three times the average annual management fee during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter. As of December 31, 2023 and December 31, 2022, no event of termination of the management agreement had occurred.

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

The below table details the expense reimbursement incurred during the years ended December 31, 2023 and 2022 (in thousands).

	Year Ended
Consolidated statements of operations line item:	December 31, 2023	December 31, 2022
Non-investment related expenses (1)	$5,095	$4,646
Investment related expenses	467	755
Transaction related expenses	896	2,757
Expense reimbursements to Manager or its affiliates	$6,458	$8,158
(1)For the years ended December 31, 2023 and December 31, 2022, our Manager agreed to waive its right to receive expense reimbursements of $1.7 million million and $1.5 million, respectively.

As of December 31, 2023 and 2022, we recorded a reimbursement payable to our Manager or its affiliates of $1.5 million and $1.3 million, respectively. The reimbursement payable to the Manager or its affiliates is included within the "Due to affiliates" line item within the "Other liabilities" line item on the consolidated balance sheets.

Share-based compensation

The AG Mortgage Investment Trust, Inc. 2020 Equity Incentive Plan, which became effective on April 15, 2020 following the approval of our stockholders at our 2020 annual meeting of stockholders, provides for a maximum of 666,666 shares of common stock that may be issued under the plan. The maximum number of shares of common stock granted during a single fiscal year to any non-employee director, taken together with any cash fees paid to such non-employee director during any fiscal year, shall not exceed $300,000 in total value (calculating the value of any such awards based on the grant date fair value). As of December 31, 2023, 464,234 shares of common stock were available to be awarded under the 2020 Equity Incentive Plan.

Since inception of the 2020 Equity Incentive Plan and through December 31, 2023, we have granted an aggregate of 176,470 shares of restricted common stock to our independent directors under our 2020 Equity Incentive Plan, all of which have vested.

The AG Mortgage Investment Trust, Inc. 2021 Manager Equity Incentive Plan (the "2021 Manager Plan"), which became effective on April 7, 2021 following the approval of our stockholders at our 2021 annual meeting of stockholders, provides for a maximum of 573,425 shares of common stock that may be subject to awards thereunder to our Manager. As of December 31, 2023, there were no shares or awards issued under the 2021 Manager Plan. Following the execution of the Third Amendment to our management agreement in November 2021 related to the incentive fee, our compensation committee no longer expects to continue its historical practice of making periodic equity grants to the Manager pursuant to the 2021 Manager Equity Incentive Plan.

On December 6, 2023, in connection with the WMC acquisition, we granted an aggregate 25,962 restricted stock units to the two independent directors added to our Board of Directors who previously served on WMC's board of directors. These restricted stock units and associated dividend equivalent units will vest in full on June 23, 2024, and will be settled in shares of our common stock upon each of the independent director's separation from service with our Board of Directors.

Unfunded commitments

See Note 12 of the "Notes to Consolidated Financial Statements" for details on our commitments as of December 31, 2023.

Off-balance sheet arrangements

Our investments in debt and equity of affiliates primarily consist of real estate securities and our interest in AG Arc. Investments in debt and equity of affiliates are accounted for using the equity method of accounting. Certain of our investments in debt and equity of affiliates securitize residential mortgage loans and retain interests in the subordinated tranches of the transferred assets. These retained interests are included in the MATT Non-QM Securities and Re/Non-Performing Securities line items of our investment portfolio. See Note 10 to the "Notes to Consolidated Financial Statements" for a discussion of investments in debt and equity of affiliates.

We record TBA purchases and sales on the trade date and present the purchase or receipt net of the corresponding payable or receivable until the settlement date of the transaction. Refer to Note 7 to the "Notes to Consolidated Financial Statements" for additional detail on TBAs as of December 31, 2023, if applicable.

For additional information on our commitments as of December 31, 2023, refer to Note 12 of the "Notes to Consolidated Financial Statements." We do not expect these commitments, taken as a whole, to be significant to, or to have a material impact on, our overall liquidity or capital resources or our operations.

Critical accounting policies and estimates

Our most critical accounting policies include (i) Valuation of financial instruments, (ii) Accounting for loans, (iii) Accounting for real estate securities, (iv) Interest income recognition, (v) Financing arrangements, (vi) Investment consolidation, and (vii) Accounting for business combinations. For additional information related to our significant accounting policies, see Note 2 to the "Notes to Consolidated Financial Statements."

We prepare our consolidated financial statements in conformity with GAAP, which requires the use of estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of income and expenses during the reporting period. These estimates are based, in part, on our judgment and assumptions regarding various economic conditions that we believe are reasonable based on facts and circumstances existing at the time of reporting. We believe that the estimates, judgments and assumptions utilized in the preparation of our consolidated financial statements are prudent and reasonable. Although our estimates contemplate conditions as of December 31, 2023 and how we expect them to change in the future, it is reasonably possible that actual conditions could be different than anticipated in arriving at those estimates, which could materially affect reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the periods presented.

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

Refer to Note 5 to the "Notes to Consolidated Financial Statements" in Part II, Item 8 of this Annual Report on Form 10-K, for additional information on our assets and liabilities accounted for at fair value at December 31, 2023, including the significant inputs used to estimate their fair values and the impact the changes in their fair values had to our financial condition and results of operations.

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

As further discussed in Note 2 of the "Notes to Consolidated Financial Statements," differences between previously estimated cash flows and current actual and anticipated cash flows caused by changes to prepayment or other assumptions are adjusted retrospectively through a "catch up" adjustment for the impact of the cumulative change in the effective yield through the reporting date for securities accounted for under ASC 320-10 (generally, Agency RMBS) or adjusted prospectively through an adjustment of the yield over the remaining life of the investment for securities accounted for under ASC 325-40 and mortgage loans accounted for under ASC 310-10.

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

Accounting for business combinations

When the assets acquired and liabilities assumed constitute a business, the acquisition is a business combination. Business combinations are accounted for under ASC 805, "Business Combinations" using the acquisition method which requires, among other things, that the assets acquired and liabilities assumed be recognized at fair value as of the acquisition date. Goodwill is calculated as the excess of the consideration transferred over the net assets acquired that meet the criteria for separate recognition and represents the estimated future economic benefits arising from these and other assets acquired that could not be individually identified or do not qualify for recognition as a separate asset. Likewise, a bargain purchase gain is recognized in current earnings when the aggregate fair value of the consideration transferred is less than the fair value of the identifiable net assets acquired. Acquisition related costs recognized in connection with a business combination are expensed as incurred. The results of operations of acquired businesses are included from the date of acquisition.

In a business combination, the initial allocation of the purchase price is considered preliminary and therefore subject to change until the end of the measurement period (up to one year from the acquisition date). If the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, a measurement-period adjustment will be recognized during the period in which the amount of the adjustment is determined, including the effect on earnings of any amounts that would have been recorded in previous periods if the accounting had been completed at the acquisition date.

Recent accounting pronouncements

Recent accounting pronouncements impacting us include (i) Reference rate reform and (ii) Debt with conversion and other options. For additional information related to these recent accounting pronouncements and their impact on our consolidated financial statements, see Note 2 to the "Notes to Consolidated Financial Statements."

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

The following chart details information about our duration gap as of December 31, 2023:

Duration (1)(2)	Years
Agency RMBS	(0.09)
TBA	(0.01)
Agency RMBS subtotal	(0.10)

Securitized Residential Mortgage Loans	3.44
Real Estate Securities and Legacy WMC Commercial Loans	0.33
Hedges on securitized products	(0.55)
Securitized products subtotal	3.22

Residential Mortgage Loans (3)	0.47
Hedges on Residential Mortgage Loans	(0.83)
Residential Mortgage Loans subtotal	(0.36)

Legacy WMC Convertible Notes	(0.04)

Total	2.72
(1)Duration related to financing arrangements is netted within its respective line items.
(2)Duration does not include our investment in AG Arc LLC.
(3)Residential Investments are inclusive of forward purchase commitments to acquire Non-Agency Loans and Agency-Eligible Loans as of December 31, 2023.

The following table quantifies the estimated percent change in GAAP equity, the fair value of our assets, and projected net interest income should interest rates go up or down instantaneously by 25, 50, and 75 basis points, assuming (i) the yield curves of the rate shocks will be parallel to each other and the current yield curve and (ii) all other market risk factors remain constant. These estimates were compiled using a combination of third-party services and models, market data and internal models. All changes in equity, assets, and income are measured as percentage changes from the GAAP equity, assets, and projected net interest income from our base interest rate scenario. The base interest rate scenario assumes spot and forward interest rates existing as of December 31, 2023. Actual results could differ materially from these estimates.

Agency RMBS and Agency-Eligible Loan assumptions attempt to predict default and prepayment activity at projected interest rate levels. To the extent that these estimates or other assumptions do not hold true, actual results will likely differ materially from projections and could result in percentage changes larger or smaller than the estimates in the table below. Moreover, if different models were employed in the analysis, materially different projections could result. In addition, while the table below reflects the estimated impact of interest rate increases and decreases on a static portfolio as of December 31, 2023, our Manager may from time to time sell any of our investments as a part of the overall management of our investment portfolio.

Change in Interest Rates (basis points) (1)(2)	Change in Fair Value as a Percentage of GAAP Equity (3)	Change in Fair Value as a Percentage of Assets (3)	Percentage Change in Projected Net Interest Income (4)
75	(5.0)%	(0.4)%	1.3%
50	(3.4)%	(0.3)%	1.0%
25	(1.7)%	(0.1)%	0.6%
(25)	1.7%	0.1%	(0.6)%
(50)	3.5%	0.3%	(1.1)%
(75)	5.4%	0.5%	(1.5)%
(1)Includes investments held through affiliated entities that are reported as "Investments in debt and equity of affiliates" on our consolidated balance sheet, but excludes AG Arc.
(2)Does not include cash investments, which typically have overnight maturities and are not expected to change in value as interest rates change.
(3)Changes in fair value as a percentage of GAAP equity and assets are inclusive of forward purchase commitments to acquire Non-Agency Loans and Agency-Eligible Loans as of December 31, 2023.
(4)Interest income includes trades settled as of December 31, 2023.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of AG Mortgage Investment Trust, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of AG Mortgage Investment Trust, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Acquisition of Western Asset Mortgage Capital Corporation — Acquisition Date Fair Value of Residential Mortgage Loans and Commercial Loans

As described in Notes 1 and 5 to the consolidated financial statements, on December 6, 2023 (the “acquisition date”), the Company completed its acquisition of Western Asset Mortgage Capital Corporation. The Company accounted for the transaction using the acquisition method of accounting. The total consideration was $51.2 million, which included securitized residential mortgage loans, at fair value, of $971.8 million, residential mortgage loans, at fair value, of $6.0 million (collectively referred to as “residential mortgage loans”), and commercial loans, at fair value, of $78.5 million. The valuation of residential mortgage loans and commercial loans is determined by management using third-party pricing services where available, valuation analyses from third-party pricing service providers, or model-based pricing. Third-party pricing service providers conduct independent valuation analyses based on a review of source documents, available market data, and comparable investments. Management and third-party pricing service providers use loan level data and macro-economic inputs to generate loss adjusted cash flows and other information in determining the fair value. The variables considered most significant to the determination of the fair value of the residential mortgage loans and commercial loans include market-implied discount rates, projections of default rates, delinquency rates, prepayment rates, loss severity, loan-to-value ratios, recovery rates, reperformance rates, and timeline to liquidation.

The principal considerations for our determination that performing procedures relating to the acquisition date fair value of residential mortgage loans and commercial loans acquired in the acquisition of Western Asset Mortgage Capital Corporation is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the residential mortgage loans and commercial loans acquired; (ii) a high degree of auditor judgment, subjectivity , and effort in performing procedures and evaluating management’s significant assumptions related to market-implied discount rates, projections of default rates, delinquency rates, prepayment rates, loss severity, and loan-to-value ratios; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of residential mortgage loans and commercial loans as of the acquisition date, including controls over the prices received from third-party pricing service providers, data inputs, and significant assumptions. These procedures also included, among others (i) developing an independent estimate of the fair value of residential mortgage loans and commercial loans by obtaining independent pricing from third-party vendors and comparing those prices to prices used by management or (ii) the involvement of professionals with specialized skill and knowledge to assist in (a) developing an independent range of prices of residential mortgage loans and commercial loans and (b) comparing the independent range of prices to management’s estimate to evaluate the reasonableness of management’s estimate. Developing the independent range of prices involved (i) testing the completeness and accuracy of the data provided by management and (ii) independently developing the assumptions related to market-implied discount rates, projections of default rates, delinquency rates, prepayment rates, loss severity, and loan-to-value ratios by utilizing data obtained from market sources and observable transactions under a variety of macroeconomic scenarios.

Fair Value of Investments in Residential Mortgage Loans

As described in Notes 5 and 10 to the consolidated financial statements, the Company’s securitized residential mortgage loans and residential mortgage loans included in its consolidated balances and held through its investments in debt and equity of affiliates (referred to as Non-QM Securities and Re/Non-Performing Securities) were $5,358.3 million, $317.6 million, and $22.8 million, respectively, as of December 31, 2023 (collectively referred to as “residential mortgage loans”). The Company’s investments in residential mortgage loans are measured at fair value. The valuation of residential mortgage loans is determined by management using third-party pricing services where available, valuation analyses from third-party pricing service providers, or model-based pricing. Third-party pricing service providers conduct independent valuation analyses based on a review of source documents, available market data, and comparable investments. Management and third-party pricing service providers use loan level data and macro-economic inputs to generate loss adjusted cash flows and other information in determining the fair value. The variables considered most significant to the determination of the fair value of the residential mortgage loans include market-implied discount rates, projections of default rates, delinquency rates, prepayment rates, loss severity, recovery rates, reperformance rates, and timeline to liquidation.

The principal considerations for our determination that performing procedures relating to the fair value of investments in residential mortgage loans is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of investments in residential mortgage loans; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to market-implied discount rates, projections of default rates, delinquency rates, prepayment rates, and loss severity; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of residential mortgage loans, including controls over the prices received from third-party pricing service providers, data inputs, and significant assumptions. These procedures also included, among others, for a sample of residential mortgage loans (i) developing an independent estimate of the fair value of investments in residential mortgage loans by obtaining independent pricing from third-party vendors and comparing those prices to prices used by management or (ii) the involvement of professionals with specialized skill and knowledge to assist in (a) developing an independent range of prices and (b) comparing the independent range of prices to management’s estimate to evaluate the reasonableness of management’s estimate. Developing the independent range of prices involved (i) testing the completeness and accuracy of the data provided by management and (ii) independently developing the assumptions related to market-implied discount rates, projections of default rates, delinquency rates, prepayment rates, and loss severity by utilizing data obtained from market sources and observable transactions under a variety of macroeconomic scenarios.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 11, 2024
We have served as the Company’s auditor since 2011.

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except per share data)

	December 31, 2023	December 31, 2022
Assets
Securitized residential mortgage loans, at fair value - $645,876 and $423,967 pledged as collateral, respectively (1)	$5,358,281	$3,707,146
Residential mortgage loans, at fair value - $315,225 and $353,039 pledged as collateral, respectively	317,631	356,467
Residential mortgage loans held for sale, at fair value - $0 and $64,984 pledged as collateral, respectively	—	64,984
Commercial loans, at fair value - $66,303 and $0 pledged as collateral, respectively	66,303	—
Real estate securities, at fair value - $155,115 and $41,653 pledged as collateral, respectively	162,821	43,719
Investments in debt and equity of affiliates	55,103	71,064
Cash and cash equivalents	111,534	84,621
Restricted cash	14,039	14,182
Other assets	40,716	27,595
Total Assets	$6,126,428	$4,369,778

Liabilities
Securitized debt, at fair value (1)	$4,711,623	$3,262,352
Financing arrangements	767,592	621,187
Convertible senior unsecured notes	85,266	—
Dividend payable	1,472	3,846
Other liabilities (2)	32,107	19,593
Total Liabilities	5,598,060	3,906,978
Commitments and Contingencies (Note 12)
Stockholders' Equity
Preferred stock - $227,991 aggregate liquidation preference	220,472	220,472
Common stock, par value $0.01 per share; 450,000 shares of common stock authorized and 29,437 and 21,284 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	294	212
Additional paid-in capital	823,715	778,606
Retained earnings/(deficit)	(516,113)	(536,490)
Total Stockholders' Equity	528,368	462,800

Total Liabilities & Stockholders' Equity	$6,126,428	$4,369,778
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

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended
	December 31, 2023	December 31, 2022
Net Interest Income
Interest income	$260,329	$180,303
Interest expense	212,500	118,918
Total Net Interest Income	47,829	61,385

Other Income/(Loss)
Net interest component of interest rate swaps	6,680	(4,922)
Net realized gain/(loss)	7,697	81,389
Net unrealized gain/(loss)	1,450	(137,634)
Bargain purchase gain	30,190	—
Total Other Income/(Loss)	46,017	(61,167)

Expenses
Management fee to affiliate (1)	7,711	8,096
Non-investment related expenses (1)	10,077	9,292
Investment related expenses (1)	9,808	9,198
Transaction related expenses (1)	11,076	16,474
Total Expenses	38,672	43,060

Income/(loss) before equity in earnings/(loss) from affiliates	55,174	(42,842)

Equity in earnings/(loss) from affiliates	(1,390)	(10,258)
Net Income/(Loss)	53,784	(53,100)

Dividends on preferred stock	(18,344)	(18,344)

Net Income/(Loss) Available to Common Stockholders	$35,440	$(71,444)

Earnings/(Loss) Per Share of Common Stock
Basic	$1.68	$(3.12)
Diluted	$1.68	$(3.12)

Weighted Average Number of Shares of Common Stock Outstanding
Basic	21,095	22,890
Diluted	21,097	22,890

(1)Refer to Note 10 for additional details on related party transactions.

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(in thousands)

	Common Stock		Preferred Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)
	Shares	Amount				Total
Balance at January 1, 2022	23,908	$239	$220,472	$796,469	$(446,800)	$570,380
Repurchase of common stock	(2,671)	(27)	—	(18,190)	—	(18,217)
Grant of restricted stock	47	—	—	327	—	327
Common dividends declared	—	—	—	—	(18,246)	(18,246)
Preferred dividends declared	—	—	—	—	(18,344)	(18,344)
Net Income/(Loss)	—	—	—	—	(53,100)	(53,100)
Balance at December 31, 2022	21,284	$212	$220,472	$778,606	$(536,490)	$462,800

Balance at January 1, 2023	21,284	$212	$220,472	$778,606	$(536,490)	$462,800
Common stock issued pursuant to WMC Merger	9,202	92	—	51,071	—	51,163
Repurchase of common stock	(1,110)	(11)	—	(6,341)	—	(6,352)
Grant of restricted stock and amortization of equity based compensation	61	1	—	379	—	380
Common dividends declared	—	—	—	—	(15,063)	(15,063)
Preferred dividends declared	—	—	—	—	(18,344)	(18,344)
Net Income/(Loss)	—	—	—	—	53,784	53,784
Balance at December 31, 2023	29,437	$294	$220,472	$823,715	$(516,113)	$528,368

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended
	December 31, 2023	December 31, 2022
Cash Flows from Operating Activities
Net income/(loss)	$53,784	$(53,100)
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Net amortization of premium/(discount)	8,925	5,463
Net realized (gain)/loss	(7,697)	(81,389)
Net unrealized (gain)/loss	(1,450)	137,634
Grant of restricted stock and amortization of equity based compensation	380	327
Equity in (earnings)/loss from affiliates	1,390	10,258
Distributions of income from investments in debt and equity of affiliates	814	2,224
Bargain purchase gain	(30,190)	—
Change in operating assets/liabilities:
Other assets	2,186	(6,791)
Other liabilities	(8)	7,894
Net cash provided by (used in) operating activities	28,134	22,520

Cash Flows from Investing Activities
Purchases of residential mortgage loans	(1,233,977)	(2,583,622)
Purchases of real estate securities	(294,422)	(108,558)
Investments in debt and equity of affiliates	(21,573)	(2,066)
Proceeds from sales of residential mortgage loans	418,415	53,259
Proceeds from sales of real estate securities	286,356	526,813
Principal repayments on residential mortgage loans	348,356	464,332
Principal repayments on real estate securities	13,736	21,058
Principal repayments on commercial loans	12,250	—
Distributions received in excess of income from investments in debt and equity of affiliates	20,877	16,575
Net settlement of interest rate swaps and other instruments	8,191	118,972
Net settlement of TBAs	(65)	2,789
Cash and restricted cash provided by WMC Merger	6,189	—
Cash flows provided by other investing activities	4,144	2,878
Cash flows used in other investing activities	(1,982)	(2,781)
Net cash provided by (used in) investing activities	(433,505)	(1,490,351)

Cash Flows from Financing Activities
Repurchase of common stock	(6,352)	(18,217)
Net borrowings under (repayments of) financing arrangements	(24,673)	(1,156,556)
Deferred financing costs paid	(9)	(317)
Proceeds from issuance of securitized debt	878,298	3,050,232

	Year Ended
	December 31, 2023	December 31, 2022
Principal repayments on securitized debt	(370,316)	(379,998)
Net collateral received from (paid to) derivative counterparty	(9,026)	9,026
Dividends paid on common stock	(17,437)	(19,421)
Dividends paid on preferred stock	(18,344)	(18,344)
Net cash provided by (used in) financing activities	432,141	1,466,405

Net change in cash and cash equivalents and restricted cash	26,770	(1,426)
Cash and cash equivalents and restricted cash, Beginning of Year	98,803	100,229
Cash and cash equivalents and restricted cash, End of Year	$125,573	$98,803

Supplemental disclosure of cash flow information:
Cash paid for interest on financing arrangements and securitized debt	$190,222	$102,502
Cash paid for income taxes	$231	$183
Supplemental disclosure of non-cash financing and investing activities:
Common stock dividends declared but not paid	$1,472	$3,846
Common stock issued pursuant to WMC Merger	$51,163	$—
Transfer from residential mortgage loans to other assets	$4,018	$3,084
Transfer of Non-Agency RMBS from Investments in debt and equity of affiliates to real estate securities	$16,408	$—

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	December 31, 2023	December 31, 2022
Cash and cash equivalents	$111,534	$84,621
Restricted cash	14,039	14,182
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$125,573	$98,803

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Organization

AG Mortgage Investment Trust, Inc. (the "Company" or "MITT") is a residential mortgage REIT with a focus on investing in a diversified risk-adjusted portfolio of residential mortgage-related assets in the U.S. mortgage market. The Company’s investment activities primarily include acquiring and securitizing newly-originated residential mortgage loans within the non-agency segment of the housing market. The Company obtains its assets through Arc Home, LLC ("Arc Home"), a residential mortgage loan originator in which the Company owns an approximate 44.6% interest, and through other third-party origination partners.

During 2023, the Company acquired Western Asset Mortgage Capital Corporation ("WMC"), an externally managed mortgage REIT that focused on investing in, financing and managing a portfolio of residential mortgage loans, real estate related securities, and commercial real estate loans. For more information, refer to the "WMC Acquisition" section below.

The Company’s assets, excluding its ownership in Arc Home, include Residential Investments, Agency RMBS and Legacy WMC Commercial Investments. Currently, its Residential Investments primarily consist of newly originated Non-Agency Loans and Agency-Eligible Loans. The Company may invest in other types of residential mortgage loans and other mortgage related assets. The Company also invests in Residential Investments through its unconsolidated ownership interests in affiliates which are included in the "Investments in debt and equity of affiliates" line item on its consolidated balance sheets.

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

Re- and Non-Performing Loans(1)	•Performing, re-performing, and non-performing loans are residential mortgage loans collateralized by a first lien mortgaged property.
Non-Agency RMBS(2)	•Non-Agency Residential Mortgage-Backed Securities ("RMBS") represent fixed- and floating-rate RMBS issued by entities other than U.S. GSEs or agencies of the U.S. government.
Agency RMBS(2)	•Agency RMBS represent interests in pools of residential mortgage loans guaranteed by a GSE such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government such as Ginnie Mae.

Legacy WMC Commercial Investments(3)
Commercial Loans(4)	•Commercial loans represent first lien commercial mortgage loans participations.
CMBS(2)
•Commercial Mortgage-Backed Securities ("CMBS") represent investments of fixed-rate and floating-rate CMBS, secured by, or evidencing an ownership interest in, a single commercial mortgage loan or a pool of commercial mortgage loans.

(1)These investments are included in the "Securitized residential mortgage loans, at fair value," "Residential mortgage loans, at fair value," and "Residential mortgage loans held for sale, at fair value" line items on the consolidated balance sheets.
(2)These investments are included in the "Real estate securities, at fair value" line item on the consolidated balance sheets.
(3)The Company's investments include commercial loans, CMBS and other securities (collectively, the "Legacy WMC Commercial Investments") that were acquired in the WMC acquisition. The Company expects to either hold the Legacy WMC Commercial Investments until maturity or opportunistically exit these investments.
(4)These investments are included in the "Commercial loans, at fair value" line item on the consolidated balance sheets.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The Company conducts its business through one reportable segment, Loans and Securities, which reflects how the Company manages its business and analyzes and reports its results of operations.

The Company was incorporated in the state of Maryland on March 1, 2011 and commenced operations in July 2011. The Company conducts its operations to qualify and be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). The Company is externally managed by AG REIT Management, LLC, a Delaware limited liability company (the "Manager"), a wholly-owned subsidiary of Angelo, Gordon & Co., L.P. ("TPG Angelo Gordon"), a diversified credit and real estate investing platform within TPG Inc. ("TPG"). The Manager has delegated to TPG Angelo Gordon the overall responsibility of its day-to-day duties and obligations arising under the management agreement.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

WMC Acquisition

On December 6, 2023 (the "Closing Date"), the Company completed its acquisition of WMC, a Delaware corporation. WMC was an externally managed mortgage REIT that focused on investing in, financing and managing a portfolio of residential mortgage loans, real estate related securities, and commercial real estate loans. On the Closing Date, WMC merged with and into AGMIT Merger Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company ("Merger Sub"), with Merger Sub continuing as the surviving company (the "Merger"). As contemplated by the Agreement and Plan of Merger, dated as of August 8, 2023 (the "Merger Agreement"), the certificate of merger was filed with the Secretary of State of the State of Delaware, and the Merger was effective at 8:15 a.m., Eastern Time, on the Closing Date (the "Effective Time").

Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the Effective Time, each outstanding share of WMC common stock, par value $0.01 per share ("WMC Common Stock"), was converted into the right to receive the following (the "Per Share Merger Consideration"): (i) from MITT, 1.498 shares of MITT common stock; and (ii) from the Manager, a cash amount equal to $0.92 (the "Per Share Additional Manager Consideration"). No fractional shares of MITT common stock were issued in the Merger, and the value of any fractional interests to which a former holder of WMC Common Stock was otherwise entitled was paid in cash.

Pursuant to the Merger Agreement, the amount of the Per Share Additional Manager Consideration was reduced by the smallest amount (rounded to the nearest cent) necessary to cause the Per Share Additional Manager Consideration to be less than 10% of the total value of the Per Share Merger Consideration received by a holder of WMC Common Stock under the Merger Agreement. Pursuant to the previously disclosed amendment to the Company's management agreement, dated as of August 8, 2023, by and between MITT and the Manager (the "MITT Management Agreement Amendment"), which became effective on the Closing Date and amends the existing management agreement, dated as of June 29, 2011 (as amended, the "Existing MITT Management Agreement"), (i) the Manager will waive its right to seek reimbursement from MITT for any expenses otherwise reimbursable by MITT under the Existing MITT Management Agreement in an amount equal to approximately $1.3 million, which is the excess of $7.0 million over the aggregate Per Share Additional Manager Consideration paid by the Manager to the holders of WMC Common Stock under the Merger Agreement, and (ii) the Manager’s base management fee will be reduced by $0.6 million for the first four quarters following the Effective Time, beginning with the fiscal quarter in which the Effective Time occurred (i.e., resulting in an aggregate $2.4 million waiver of base management fees).

Additionally, each outstanding share of WMC’s restricted common stock and each WMC restricted stock unit (each, a "WMC Equity Award") vested in full immediately prior to the Effective Time and, as of the Effective Time, was considered outstanding for all purposes of the Merger Agreement, including the right to receive the Per Share Merger Consideration, except that WMC Equity Awards granted to certain members of the WMC board of directors at WMC’s 2023 annual stockholders’ meeting (collectively, the "2023 WMC Director Awards") were treated as follows: (i) for M. Christian Mitchell and Lisa G. Quateman, who were appointed to the MITT board of directors as of the Effective Time, the 2023 WMC Director Awards were equitably adjusted effective as of the Effective Time into awards relating to shares of MITT common stock that have the same value, vesting terms and other terms and conditions as applied to the corresponding WMC restricted stock units immediately prior to the Effective Time and (ii) for the other members of the WMC board of directors, the 2023 WMC Director Awards accelerated and vested pro-rata effective as of immediately prior to the Effective Time based on a fraction, the numerator of which was 166 (the number of days between the grant date and the Closing Date) and the denominator of which was 365, and the remaining unvested portion of such 2023 WMC Director Awards was cancelled without any consideration.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Pursuant to the Merger Agreement, approximately 9.2 million shares of MITT common stock were issued to former WMC common stockholders and, following the consummation of the Merger, former WMC common stockholders owned approximately 31% of the common equity of MITT.

Purchase Price Allocation

The Company completed the WMC acquisition in 2023 to support continued growth of the Company and to create efficiency and scale for stockholders. The Company accounted for this transaction in accordance with Accounting Standards Codification ("ASC") 805, "Business Combinations" using the acquisition method of accounting, which requires, among other things, that the assets acquired and liabilities assumed be recognized at fair value as of the acquisition date. The following table summarizes the allocation of the total consideration paid to acquire the assets and assume the liabilities of WMC (in thousands, except exchange ratio and per share amounts).

Consideration
WMC shares outstanding at December 5, 2023 (1)	6,143
Exchange Ratio	1.498
Shares of MITT Common Stock Issued	9,202
MITT Common Stock Price as of December 5, 2023	$5.56
MITT Total Consideration (2)	$51,163

Assets
Securitized residential mortgage loans (3)	$971,781
Residential mortgage loans (3)	6,046
Commercial loans	78,459
Non-Agency RMBS	48,200
CMBS	56,301
Other securities	1,159
Agency RMBS	745
Cash and cash equivalents	5,316
Restricted cash	873
Other assets	24,654
Total Assets	$1,193,534

Liabilities
Securitized debt	$837,317
Financing arrangements	171,170
Convertible senior unsecured notes	85,172
Other liabilities	18,522
Total Liabilities	$1,112,181

Net Assets Acquired	$81,353

Bargain purchase gain	$30,190
(1)For time-based restricted stock units granted by WMC that fully vested as of the Closing Date, the fair value of the Company’s common stock issued in the satisfaction of these units was included in equity consideration transferred as no post acquisition service was required.
(2)MITT Total Consideration does not include the Per Share Additional Manager Consideration paid by the Manager to former holders of WMC Common Stock.
(3)The unpaid principal balance of residential mortgage loans acquired in connection with the Merger was $1.1 billion.

The fair value of the assets acquired and liabilities assumed required the use of significant assumptions and estimates. Critical estimates included, but were not limited to, future expected cash flows related to these assets and liabilities and the applicable discount rates. These estimates were based on assumptions that management believes to be reasonable; however, actual results may differ from these estimates. The assessment of fair value is based on information that was available to management at the time the consolidated financial statements were prepared. Those estimates and assumptions are subject to change as management obtains additional information related to those estimates during the applicable measurement period. The final

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
determination must occur within one year of the acquisition date. Because the measurement period is still open, certain fair value estimates may differ materially once all information necessary to make a final fair value assessment has been received.

Under the acquisition method of accounting, merger-related transaction costs (such as advisory, legal, valuation, and other professional fees) are not included as components of consideration transferred but are expensed in the periods in which the costs are incurred. The Company incurred transaction costs of $6.0 million during the year ended December 31, 2023 which were included in the "Transaction related expenses" line item in the consolidated statements of operations.

At acquisition, the Company recognized a bargain purchase gain of $30.2 million which is separately recorded in the consolidated statements of operations. The bargain purchase gain represents the amount by which the fair value of the net assets acquired in the acquisition exceeds the fair value of the shares of MITT common stock issued as consideration at the Effective Time. As a result of macroeconomic factors and interest rate volatility, the prices per share of common stock of certain companies within the mortgage REIT industry have traded at discounts to book values per share in recent periods, which contributed to the bargain purchase gain recorded on the WMC acquisition.

The results of WMC's operations have been included in the Company's consolidated statements of operations for the year ended December 31, 2023 from the Closing Date and represent $6.5 million of interest income and $49 thousand of net income/(loss) available to common stockholders. The results of WMC's operations exclude the bargain purchase gain and the Company's $6.0 million of transaction related expenses recognized in connection with the acquisition, however include the management fee and expense reimbursement waivers provided by the Manager pursuant to the MITT Management Agreement Amendment of $0.6 million and $0.3 million, respectively.

Unaudited Supplemental Pro Forma Financial Information

The following table presents unaudited pro forma combined interest income and net income/(loss) available to common stockholders for the years ended December 31, 2023 and 2022 prepared as if the Merger had been consummated on January 1, 2022 ($ in thousands).

	Year Ended
	December 31, 2023	December 31, 2022
Interest income	$330,267	$254,853
Net Income/(Loss) Available to Common Stockholders	4,914	(158,152)

The unaudited supplemental pro forma financial information includes adjustments to reflect the deconsolidation of certain VIEs held by WMC, as well as adjustments to management fees and certain other expenses. The bargain purchase gain and transaction related expenses incurred in connection with the Merger are included in the unaudited pro forma combined net income/(loss) available to common stockholders for the year ended December 31, 2023. The unaudited supplemental pro forma financial information does not include any anticipated expense synergies or other anticipated benefits of the Merger and, accordingly, the unaudited supplemental pro forma financial information is not necessarily indicative of either future results of operations or results that might have been achieved had the Merger occurred on January 1, 2022, the beginning of the earliest period presented.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Valuation of financial instruments

The fair value of the financial instruments that the Company records at fair value is determined by the Manager, subject to oversight of the Company’s Board of Directors, and in accordance with the provisions of ASC 820, "Fair Value Measurements and Disclosures." When possible, the Company determines fair value using third-party data sources. ASC 820 establishes a hierarchy that prioritizes the inputs to valuation techniques giving the highest priority to readily available unadjusted quoted prices in active markets for identical assets (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements) when market prices are not readily available or reliable.

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

Investments in debt and equity of affiliates

The Company’s unconsolidated ownership interests in affiliates are accounted for using the equity method in accordance with ASC 323, "Investments – Equity Method and Joint Ventures." Substantially all of the Company’s investments held through affiliated entities are comprised of real estate securities, loans and its interest in AG Arc LLC ("AG Arc"). Certain entities have chosen to make a fair value election on their financial instruments and certain financing arrangements pursuant to ASC 825; as such, the Company will treat these financial instruments and financing arrangements consistently with this election. Income or losses recognized by the Company from its investments in debt and equity of affiliates are recorded in the "Equity in earnings/(loss) from affiliates" line item on the Company's consolidated statement of operations net of income taxes.

Arc Home

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

Accounting for business combinations

When the assets acquired and liabilities assumed constitute a business, the acquisition is a business combination. Business combinations are accounted for under ASC 805, "Business Combinations" using the acquisition method which requires, among other things, that the assets acquired and liabilities assumed be recognized at fair value as of the acquisition date. Goodwill is calculated as the excess of the consideration transferred over the net assets acquired that meet the criteria for separate

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
recognition and represents the estimated future economic benefits arising from these and other assets acquired that could not be individually identified or do not qualify for recognition as a separate asset. Likewise, a bargain purchase gain is recognized in current earnings when the aggregate fair value of the consideration transferred is less than the fair value of the identifiable net assets acquired. Acquisition related costs recognized in connection with a business combination are expensed as incurred. The results of operations of acquired businesses are included from the date of acquisition.

In a business combination, the initial allocation of the purchase price is considered preliminary and therefore subject to change until the end of the measurement period (up to one year from the acquisition date). If the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, a measurement-period adjustment will be recognized during the period in which the amount of the adjustment is determined, including the effect on earnings of any amounts that would have been recorded in previous periods if the accounting had been completed at the acquisition date.

Cash and cash equivalents

Cash is comprised of cash on deposit with financial institutions. The Company classifies highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents. Cash equivalents may include cash invested in money market funds. Cash and cash equivalents are carried at cost, which approximates fair value. As of December 31, 2023 the Company held $111.5 million of cash and cash equivalents, of which $95.7 million were cash equivalents. As of December 31, 2022, the Company held $84.6 million of cash and cash equivalents, of which $0.4 million were cash equivalents. The Company places its cash with high credit quality institutions to minimize credit risk exposure. Cash pledged to the Company as collateral is unrestricted in use and, accordingly, is included as a component of "Cash and cash equivalents" on the consolidated balance sheets. Any cash held by the Company as collateral is included in the "Other liabilities" line item on the consolidated balance sheets and changes in cash held by the Company as collateral are included in cash flows from financing activities on the consolidated statement of cash flows. "Other liabilities" does not include variation margin received on centrally cleared derivatives. Refer to the "Accounting for derivative financial instruments" policy below for additional detail. Any cash due to the Company in the form of principal payments is included in the "Other assets" line item on the consolidated balance sheets and any changes in principal payments due to the Company are included in the cash flows from operating activities on the consolidated statement of cash flows.

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

Accounting for real estate owned

Real Estate Owned ("REO") represents real estate property acquired by the Company through foreclosure and classified as held for sale. Upon completion of a foreclosure, the Company initially records an REO at fair value less estimated costs to sell the property. In subsequent periods, REO is reported at the lower of the current carrying amount or fair value less estimated selling costs. REO is included in the "Other assets" line item on the consolidated balance sheets. Any gains or losses recognized on foreclosure as well as realized gains or losses on the disposition of REO are reported by the Company in "Net realized gain/(loss)" line item on the consolidated statements of operations.

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

The Company pledges certain loans or securities as collateral under financing arrangements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. The amounts available to be borrowed under repurchase agreements and revolving facilities are dependent upon the fair value of the loans or securities pledged as collateral,

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
which can fluctuate with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance, and real estate industries. If the fair value of pledged assets declines due to changes in market conditions, lenders typically would require the Company to post additional securities as collateral, pay down borrowings, or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls. The fair value of financial instruments pledged as collateral on the Company’s financing arrangements represents the Company’s fair value of such instruments which may differ from the fair value assigned to the collateral by its counterparties. The Company maintains a level of liquidity in order to meet these obligations. If the fair value of pledged assets increases due to changes in market conditions, counterparties may be required to return collateral to the Company in the form of securities or cash or post additional collateral to the Company. Financings pursuant to repurchase agreements and revolving facilities are generally recourse to the Company. As of December 31, 2023 and 2022, the Company had met all margin call requirements.

Accounting for convertible senior unsecured notes

Convertible senior unsecured notes ("Legacy WMC Convertible Notes") were assumed in connection with the WMC acquisition and initially recorded at fair value in accordance with ASC 805, "Business Combinations." The Legacy WMC Convertible Notes are carried at amortized cost on the Company’s consolidated balance sheets. Interest on the notes is payable semiannually until such time as the notes mature or are converted into shares of the Company’s common stock. The difference between the carrying value and the principal of the Legacy WMC Convertible Notes is amortized into interest expense over the life of the Legacy WMC Convertible Notes.

Accounting for derivative financial instruments

Derivative contracts

The Company enters into derivative contracts as a means of mitigating interest rate risk rather than to enhance returns. The Company accounts for derivative financial instruments in accordance with ASC 815-10, "Derivatives and Hedging." ASC 815-10 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value with corresponding changes in fair value recognized in the "Net unrealized gain/loss" line item in consolidated statement of operations. The Company records derivative asset and liability positions on a gross basis with respect to its counterparties. During the period in which the Company unwinds a derivative, it records a realized gain/(loss) in the "Net realized gain/(loss)" line item in the consolidated statement of operations. As of December 31, 2023 and 2022, the Company did not have any interest rate derivatives designated as hedges for accounting purposes.

Interest rate swaps

The Company uses interest rate swaps to mitigate its exposure to potential interest rate mismatches between the interest earned on its investments and its borrowing costs on financing arrangements caused by fluctuations in short-term interest rates. Interest rate swaps generally involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the interest rate swap without exchange of the underlying notional amount.

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

Similarly, the Company also reassesses cash flows on at least a quarterly basis for the remaining loans and real estate securities recorded on its consolidated balance sheets. In estimating these cash flows, there are a number of assumptions made that are uncertain and subject to judgments and assumptions based on subjective and objective factors and contingencies. These include the rate and timing of principal and interest receipts (including assumptions of prepayments, repurchases, defaults and liquidations), the pass-through or coupon rate and interest rate fluctuations. In addition, interest payment shortfalls due to delinquencies on the underlying mortgage loans have to be estimated. Differences between previously estimated cash flows and current actual and anticipated cash flows are recognized prospectively through an adjustment of the yield over the remaining life of the security based on the current amortized cost of the investment.

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

Manager compensation

The management agreement, as amended, provides for payment to the Manager of a management fee, an incentive fee, and reimbursements of certain expenses incurred by the Manager or its affiliates on behalf of the Company. The management fee, incentive fee, and reimbursements are accrued and expensed during the period for which they are earned or for which the expenses are incurred, respectively. The management fee is included in the "Management fee to affiliate" line item and the reimbursements are included in the "Non-investment related expenses," "Investment related expenses," and "Transaction related expenses" line items on the consolidated statement of operations. The Manager waived the annual incentive fee with respect to the fiscal years ending December 31, 2021 and December 31, 2022, and the annual incentive fee would first be payable with respect to the fiscal year ending December 31, 2023. For a more detailed discussion on the fees payable under the management agreement, see Note 10.

Transaction related expenses

The Company incurs transaction related expenses associated with purchasing and securitizing residential mortgage loans. In accordance with ASC 825 "Financial Instruments," nonrefundable fees and costs associated with originating or acquiring loans that are carried at fair value shall be recognized in earnings as incurred. In addition, the Company incurred transaction related expenses in connection with the WMC acquisition. In accordance with ASC 805, "Business Combinations," acquisition related costs are expensed as incurred. Transaction related expenses are accrued and expensed during the period in which they are incurred and are included in the "Transaction related expenses" line item on the consolidated statement of operations.

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

Reference rate reform

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

Debt with conversion and other options

In August 2020, FASB issued ASU 2020-06, "Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging- Contracts in Entity's Own Equity (Subtopic 815-40)." The amendments in this update affect entities that issue convertible instruments and/or contracts in an entity's own equity. For convertible instruments, the instruments primarily affected are those issued with beneficial conversion features or cash conversion features because the accounting models for those specific features are removed. This ASU is effective for the year ended December 31, 2024. The Company has evaluated the impact this standard will have on its consolidated financial statement and does not believe the adoption of this standard will have a material impact on its consolidated financial statements.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
3. Loans

Residential mortgage loans

The tables below detail information regarding the Company’s residential mortgage loan portfolio as of December 31, 2023 and 2022 ($ in thousands). The gross unrealized gains/(losses) in the table below represent inception to date gains/(losses).

	Unpaid Principal Balance			Gross Unrealized			Weighted Average
December 31, 2023		Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years) (1)
Securitized residential mortgage loans, at fair value (2)
Non-Agency Loans (3)	$5,599,960	$(32,250)	$5,567,710	$29,603	$(422,144)	$5,175,169	5.19%	5.51%	10.37
Re- and Non-Performing Loans	217,098	(17,465)	199,633	199	(16,720)	183,112	3.88%	6.30%	6.10
Total Securitized residential mortgage loans, at fair value	$5,817,058	$(49,715)	$5,767,343	$29,802	$(438,864)	$5,358,281	5.14%	5.54%	10.21

Residential mortgage loans, at fair value
Non-Agency Loans	$92,033	$835	$92,868	$2,222	$(574)	$94,516	8.10%	7.29%	3.14
Agency-Eligible Loans	212,350	3,535	215,885	4,824	—	220,709	7.94%	7.28%	3.37
Re- and Non-Performing Loans	2,604	(1,630)	974	1,432	—	2,406	N/A	112.97%	1.69
Total Residential mortgage loans, at fair value	$306,987	$2,740	$309,727	$8,478	$(574)	$317,631	7.99%	8.08%	3.29

Total as of December 31, 2023	$6,124,045	$(46,975)	$6,077,070	$38,280	$(439,438)	$5,675,912	5.28%	5.68%	9.86

	Unpaid Principal Balance			Gross Unrealized			Weighted Average
December 31, 2022		Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years) (1)
Securitized residential mortgage loans, at fair value (2)
Non-Agency Loans (3)	$3,841,265	$63,576	$3,904,841	$—	$(468,640)	$3,436,201	4.82%	4.65%	10.20
Re- and Non-Performing Loans	325,120	(36,982)	288,138	1,972	(19,165)	270,945	3.68%	6.66%	6.33
Total Securitized residential mortgage loans, at fair value	$4,166,385	$26,594	$4,192,979	$1,972	$(487,805)	$3,707,146	4.73%	4.80%	9.90

Residential mortgage loans, at fair value
Non-Agency Loans (4)	$406,294	$(7,902)	$398,392	$2,775	$(30,006)	$371,161	5.36%	5.54%	6.14
Agency-Eligible Loans (4)	48,657	18	48,675	94	(1,907)	46,862	6.00%	5.99%	4.73
Re- and Non-Performing Loans	3,520	(2,000)	1,520	1,908	—	3,428	N/A	72.78%	1.87
Total Residential mortgage loans, at fair value	$458,471	$(9,884)	$448,587	$4,777	$(31,913)	$421,451	5.43%	6.13%	5.96

Total as of December 31, 2022	$4,624,856	$16,710	$4,641,566	$6,749	$(519,718)	$4,128,597	4.80%	4.93%	9.51
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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following tables present information regarding credit quality of the Company's residential mortgage loans ($ in thousands).

	Unpaid Principal Balance		Weighted Average (1)(2)		Aging by Unpaid Principal Balance (1)(3)
December 31, 2023		Loan Count (1)	Original LTV Ratio (4)	Current FICO (5)	Current	30-59 Days	60-89 Days	90+ Days
Securitized residential mortgage loans
Non-Agency Loans	$5,599,960	13,460	66.65%	748	$5,446,631	$68,242	$30,873	$54,214
Re- and Non-Performing Loans	217,098	1,495	79.80%	657	154,632	17,145	4,780	40,541
Total Securitized residential mortgage loans	$5,817,058	14,955	67.14%	744	$5,601,263	$85,387	$35,653	$94,755
Residential mortgage loans
Non-Agency Loans	$92,033	170	74.79%	730	$83,582	$1,010	$615	$6,826
Agency-Eligible Loans	212,350	536	71.99%	777	211,499	851	—	—
Re- and Non-Performing Loans (1)	2,604	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Total Residential mortgage loans	$306,987	706	72.83%	764	$295,081	$1,861	$615	$6,826
Total as of December 31, 2023	$6,124,045	15,661	67.42%	745	$5,896,344	$87,248	$36,268	$101,581

	Unpaid Principal Balance		Weighted Average (1)(2)		Aging by Unpaid Principal Balance (1)(3)
December 31, 2022		Loan Count (1)	Original LTV Ratio (4)	Current FICO (5)	Current	30-59 Days	60-89 Days	90+ Days
Securitized residential mortgage loans
Non-Agency Loans	$3,841,265	9,008	68.20%	739	$3,789,748	$31,272	$8,661	$11,584
Re- and Non-Performing Loans	325,120	2,226	79.61%	643	220,124	34,865	10,937	59,194
Total Securitized residential mortgage loans	$4,166,385	11,234	69.09%	731	$4,009,872	$66,137	$19,598	$70,778
Residential mortgage loans
Non-Agency Loans	$406,294	655	71.22%	734	$399,036	$4,967	$1,404	$887
Agency-Eligible Loans	48,657	138	70.94%	749	47,918	739	—	—
Re- and Non-Performing Loans (1)	3,520	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Total Residential mortgage loans	$458,471	793	71.19%	735	$446,954	$5,706	$1,404	$887
Total as of December 31, 2022	$4,624,856	12,027	69.29%	731	$4,456,826	$71,843	$21,002	$71,665
(1)Loan count, weighted average, and aging data excludes the Re- and Non-Performing Loans subcategory of Residential mortgage loans above as there may be limited data available regarding the underlying collateral of these residual positions.
(2)Amounts are weighted based on unpaid principal balance.
(3)As of December 31, 2023, the Company had securitized residential mortgage loans and residential mortgage loans that were 90+ days delinquent with a fair value of $41.7 million and loans in the process of foreclosure with a fair value of $51.8 million. As of December 31, 2022, the Company had securitized residential mortgage loans and residential mortgage loans that were 90+ days delinquent with a fair value of $31.4 million and loans in the process of foreclosure with a fair value of $33.7 million.
(4)Represents the original LTV or, for Re- and Non-Performing Loans and Non-Agency Loans acquired from WMC, the LTV at acquisition.
(5)Weighted average current FICO excludes borrowers where FICO scores were not available. Data is as of November 30, 2023 and 2022, respectively.

As of December 31, 2023 and 2022, 12.0% and 4.9%, respectively, of the unpaid principal balance of the Company's securitized residential mortgage loans and residential mortgage loans were adjustable rate mortgages.

During the year ended December 31, 2023, the Company purchased residential mortgage loans as detailed below (in thousands).

	Unpaid Principal Balance	Fair Value
Residential mortgage loan purchases
Non-Agency Loans	$577,968	$587,643
Agency-Eligible Loans	640,798	642,010
Total	$1,218,766	$1,229,653

Residential mortgage loans acquired from WMC (1)
Securitized Non-Agency Loans	$1,057,830	$971,781
Non-Agency Loans	6,566	6,046
Total	$1,064,396	$977,827
(1)Refer to Note 1 for additional details on the WMC acquisition.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

During the years ended December 31, 2023 and 2022, the Company sold residential mortgage loans as detailed below ($ in thousands).

	Number of Loans	Proceeds	Realized Gains	Realized Losses
Year Ended December 31, 2023
Non-Agency Loans	587	$330,742	$1,960	$(13,272)
Agency-Eligible Loans	47	18,474	69	(85)
Re- and Non-Performing Loans	560	68,693	3,729	(4,068)

Year Ended December 31, 2022
Non-Agency Loans	18	$10,049	$—	$(1,133)
Agency-Eligible Loans	150	43,718	37	(2,623)

The Company’s residential mortgage loan portfolio consists of mortgage loans on residential real estate located throughout the United States. The following is a summary of the geographic concentration of credit risk as of December 31, 2023 and 2022 and includes states where the exposure is greater than 5% of the fair value of the Company's residential mortgage loan portfolio.

Geographic Concentration of Credit Risk (1)	December 31, 2023	December 31, 2022
California	38%	33%
New York	13%	16%
Florida	10%	11%
Texas	6%	5%
New Jersey	5%	6%
(1)Excludes the Re- and Non-Performing Loans subcategory of Residential mortgage loans above as there may be limited data available regarding the underlying collateral of these residual positions.

Variable interest entities

The Company entered into securitization transactions collateralized by its Non-Agency Loans/Agency-Eligible Loans and re- and non-performing loans, which are considered VIEs. The Company was determined to be the primary beneficiary of the VIEs and, as a result, consolidated the assets and liabilities of the VIEs on its consolidated balance sheets. In a securitization transaction, a pool of loans is transferred to a wholly-owned subsidiary of the Company and the loans are deposited into a newly created securitization trust. The securitization trust issues various classes of mortgage pass-through certificates backed by the cash flows from the underlying residential mortgage loans (the "Certificates"). As the sponsor of the securitization, the Company retains certain Certificates issued by the securitization trusts in order to satisfy risk retention rules, which generally require the sponsor to retain at least 5% of the fair value of the Certificates issued in the securitization. The Company's continuing involvement in these securitizations represents its retained Certificates and the ability to purchase all of the outstanding Certificates upon the occurrence of certain events through an optional redemption right held by the Company. The Company has also engaged a related party of the Manager and direct subsidiary of TPG Angelo Gordon to act as the servicing administrator of certain securitization trusts.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table details certain information related to the assets and liabilities of the Non-Agency VIEs as of December 31, 2023 and 2022 ($ in thousands).

	December 31, 2023			December 31, 2022
	Carrying Value	Weighted Average		Carrying Value	Weighted Average
		Yield	Life (Years) (1)		Yield	Life (Years) (1)
Assets
Securitized residential mortgage loans, at fair value (2)	$5,175,169	5.51%	10.37	$3,436,201	4.65%	10.20
Other assets	25,105			15,350
Total Assets	$5,200,274			$3,451,551

Liabilities
Securitized debt, at fair value (2) (3)	$4,597,490	4.94%	7.52	$3,078,593	4.18%	7.49
Other liabilities	17,269			10,956
Total Liabilities	$4,614,759			$3,089,549

Total Equity (4)	$585,515			$362,002
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
(4)As of December 31, 2023 and 2022, the Company had outstanding financing arrangements of $301.2 million and $197.9 million, respectively, collateralized by $578.8 million and $357.6 million of the Company's retained interests in the Non-Agency VIEs, respectively. See Note 6 for more detail regarding the Company's financing arrangements.

The following table details certain information related to the assets and liabilities of the RPL/NPL VIEs as of December 31, 2023 and 2022 ($ in thousands).

	December 31, 2023			December 31, 2022
	Carrying Value	Weighted Average		Carrying Value	Weighted Average
		Yield	Life (Years) (1)		Yield	Life (Years) (1)
Assets
Securitized residential mortgage loans, at fair value	$183,112	6.30%	6.10	$270,945	6.66%	6.33
Restricted cash	10			1,194
Other assets	2,056			3,714
Total Assets	$185,178			$275,853

Liabilities
Securitized debt, at fair value (2)	$114,133	3.25%	3.77	$183,759	3.10%	3.13
Other liabilities	328			386
Total Liabilities	$114,461			$184,145

Total Equity (3)	$70,717			$91,708
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
(3)As of December 31, 2023 and 2022, the Company had outstanding financing arrangements of $44.9 million and $34.2 million, respectively, collateralized by $67.1 million and $66.4 million of the Company's retained interests in the RPL/NPL VIEs, respectively. See Note 6 for more detail regarding the Company's financing arrangements.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Revolving Mortgage Investment Trust 2015-1QR2

Revolving Mortgage Investment Trust 2015-1QR2 ("RMI 2015 Trust") was acquired in the WMC acquisition and holds Non-Agency Loans and REO. RMI 2015 Trust issued a trust certificate that is wholly-owned by the Company and represents the entire beneficial interest in Non-Agency Loans and REO held by the trust. The Company consolidates the trust since it meets the definition of a VIE and the Company was determined to be the primary beneficiary. The Company classifies the underlying Non-Agency Loans and REO owned by the trust in the "Residential mortgage loans, at fair value" and "Other assets" line items on the consolidated balance sheets, respectively, and has eliminated the intercompany trust certificate in consolidation.

As of December 31, 2023, the RMI 2015 Trust holds Non-Agency Loans with a fair value of $6.6 million and REO with a carrying value of $3.4 million. The loans are financed through the Company's financing arrangements on Non-Agency Loans held outside of RMI 2015 Trust. The Company did not have an interest in RMI 2015 Trust as of December 31, 2022.

Legacy WMC Commercial loans

The table below details information regarding the Company's Legacy WMC Commercial loan portfolio as of December 31, 2023 ($ in thousands), which was acquired in the WMC acquisition. For additional information on the WMC acquisition, refer to Note 1. The gross unrealized gains/(losses) in the table below represent inception to date gains/(losses). The Company did not hold any commercial loans as of December 31, 2022.

December 31, 2023		Premium / (Discount)	Amortized Cost	Gross Unrealized Gains	Fair Value	Weighted Average			Maturity Date (5)	LTV (6)	Location
Loan (1)(2)(3)	Unpaid Principal Balance					Coupon	Yield	Life (Years) (4)
Loan A (7)	$7,259	$(137)	$7,122	$12	$7,134	9.55%	10.16%	1.44	5/6/2025	61.63%	IL, FL
Loan B (7)	13,206	(249)	12,957	22	12,979	9.55%	10.16%	1.44	5/6/2025	75.33%	CA
Loan C (7)	24,535	(463)	24,072	40	24,112	9.55%	10.16%	1.44	5/6/2025	77.22%	NY
Loan D (8)	22,204	(147)	22,057	21	22,078	8.72%	8.17%	1.69	8/6/2025	42.50%	CT
Total	$67,204	$(996)	$66,208	$95	$66,303	9.27%	9.50%	1.52		63.61%
(1)The Company has the contractual right to receive a balloon payment for each loan.
(2)Each commercial loan investment is a first mortgage loan.
(3)Each commercial loan has a current payment status.
(4)Actual maturities of commercial loans may be shorter or longer than stated contractual maturities. Maturities are affected by prepayments of principal.
(5)Represents maturity date of the last possible extension option.
(6)Represents the LTV at acquisition.
(7)Loans A, B, and C have a floating rate coupon equal to 4.20% plus one-month SOFR and are collateralized by hotels.
(8)Loan D has a floating rate coupon equal to 3.38% plus one-month SOFR and is collateralized by a retail property.

At the time of the WMC acquisition closing, the Company acquired $78.5 million of commercial loans. Subsequent to the WMC acquisition closing and before December 31, 2023, one of the commercial loans acquired paid off at par and the Company received proceeds of $12.3 million.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
4. Real Estate Securities

The following tables detail the Company’s real estate securities portfolio as of December 31, 2023 and 2022 ($ in thousands). The gross unrealized gains/(losses) in the tables below represent inception to date unrealized gains/(losses).

	Current Face	Premium / (Discount)	Amortized Cost	Gross Unrealized			Weighted Average
December 31, 2023				Gains	Losses	Fair Value	Coupon (1)	Yield
Non-Agency RMBS
GCAT Non-Agency RMBS (2)
GCAT Non-Agency Securities	$43,794	$(2,281)	$41,513	$—	$(8,971)	$32,542	4.67%	5.99%
GCAT Non-Agency RMBS Interest Only (3)	N/A	N/A	2,541	2,450	—	4,991	—%	37.74%
Total GCAT Non-Agency RMBS	43,794	(2,281)	44,054	2,450	(8,971)	37,533	2.20%	10.21%
Non-Agency Securities	82,390	(33,399)	48,991	2,139	(124)	51,006	4.99%	9.11%
Non-Agency RMBS Interest Only (3)	N/A	N/A	1,116	1	(34)	1,083	0.35%	16.04%
Total Non-Agency RMBS	126,184	(35,680)	94,161	4,590	(9,129)	89,622	2.17%	9.66%

Legacy WMC CMBS	103,458	(46,925)	56,533	546	(730)	56,349	7.39%	21.90%

Legacy WMC Other Securities (4)	N/A	N/A	1,174	—	(18)	1,156	N/A	18.16%

Agency RMBS Interest Only (3)	N/A	N/A	16,714	115	(1,135)	15,694	3.74%	10.20%

Total as of December 31, 2023	$229,642	$(82,605)	$168,582	$5,251	$(11,012)	$162,821	3.54%	14.01%

	Current Face	Premium / (Discount)	Amortized Cost	Gross Unrealized			Weighted Average
December 31, 2022				Gains	Losses	Fair Value	Coupon (1)	Yield
Non-Agency RMBS
GCAT Non-Agency RMBS (2)
GCAT Non-Agency Securities	$14,894	$(201)	$14,693	$—	$(4,834)	$9,859	4.34%	4.60%
GCAT Non-Agency RMBS Interest Only (3)	N/A	N/A	2,838	2,220	—	5,058	0.38%	34.42%
Total GCAT Non-Agency RMBS	14,894	(201)	17,531	2,220	(4,834)	14,917	1.23%	14.71%
Non-Agency Securities	16,819	(6,674)	10,145	28	(495)	9,678	3.22%	8.47%
Total Non-Agency RMBS	31,713	(6,875)	27,676	2,248	(5,329)	24,595	1.62%	12.26%

Agency RMBS Interest Only (3)	N/A	N/A	19,771	28	(675)	19,124	2.87%	7.54%

Total as of December 31, 2022	$31,713	$(6,875)	$47,447	$2,276	$(6,004)	$43,719	2.37%	10.20%
(1)Equity residual investments with a zero coupon rate are excluded from this calculation.
(2)GCAT Non-Agency RMBS are securities issued under Gold Creek Asset Trust ("GCAT"), which is the TPG Angelo Gordon securitization shelf under which the Company or private funds under the management of TPG Angelo Gordon securitize loans. Refer to the "Unconsolidated variable interest entities" section below for additional details on these securities.
(3)Interest Only have no principal balances and bear interest based on a notional balance. The notional balance is used solely to determine interest distributions on the interest only classes of securities. As of December 31, 2023, the notional balances for GCAT Non-Agency RMBS Interest Only, Non-Agency RMBS Interest Only and Agency RMBS Interest Only line items were $98.3 million, $128.8 million and $92.2 million, respectively. As of December 31, 2022, the notional balances for the GCAT Non-Agency RMBS Interest Only and Agency RMBS Interest Only line items were $108.5 million and $127.4 million, respectively.
(4)Legacy WMC Other securities include residual interests in asset-backed securities which have no principal balance.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following tables summarize the Company's real estate securities according to their projected weighted average life classifications as of December 31, 2023 and 2022 ($ in thousands).

December 31, 2023	Non-Agency RMBS		Legacy WMC CMBS		Legacy WMC Other Securities		Agency RMBS
Weighted Average Life (1)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than or equal to one year	$—	$—	$15,015	$15,010	$—	$—	$—	$—
Greater than one year and less than or equal to five years	4,631	4,669	41,334	41,523	—	—	697	678
Greater than five years and less than or equal to ten years	38,792	40,539	—	—	1,156	1,174	14,997	16,036
Greater than ten years	46,199	48,953	—	—	—	—	—	—
Total as of December 31, 2023	$89,622	$94,161	$56,349	$56,533	$1,156	$1,174	$15,694	$16,714

December 31, 2022	Non-Agency RMBS		Agency RMBS
Weighted Average Life (1)	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Greater than one year and less than or equal to five years	$5,058	$2,838	$—	$—
Greater than five years and less than or equal to ten years	—	—	19,124	19,771
Greater than ten years	19,537	24,838	—	—
Total as of December 31, 2022	$24,595	$27,676	$19,124	$19,771
(1)This is based on projected life. Typically, actual maturities are shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

In connection with the WMC acquisition in 2023, the Company acquired $48.2 million of Non-Agency RMBS, $56.3 million of CMBS, $1.2 million of Other Securities, and $0.7 million of Agency RMBS. For additional information on the WMC acquisition, refer to Note 1.

The Company sold real estate securities during the years ended December 31, 2023 and 2022, as detailed below ($ in thousands).

	Number of Securities	Proceeds	Realized Gains	Realized Losses
Year ended December 31, 2023	11	$286,356	$1,341	$(2,899)
Year ended December 31, 2022	18	526,258	736	(35,240)

Unconsolidated variable interest entities

The Company's Non-Agency RMBS includes certain securities retained from a rated Non-QM Loan securitization the Company participated in alongside a private fund under the management of TPG Angelo Gordon and issued under the GCAT shelf. Upon evaluating its investment in the VIE, the Company determined it was not the primary beneficiary and, as a result, did not consolidate the securitization trust. The Company has a 40.9% interest in the retained subordinate tranches which represents its continuing involvement in the securitization trust.

During 2023, the Company purchased non-risk retention bonds from Mortgage Acquisition Holding I LLC ("MATH"), an entity the Company invests in alongside private funds under the management of TPG Angelo Gordon. Through its 44.6% investment in MATH, the Company participated in rated Non-QM Loan securitizations issued under the GCAT shelf. As of December 31, 2023, the Company's Non-Agency RMBS includes the non-risk retention bonds from these securitizations acquired from MATH. Upon evaluating its investment in these VIEs, the Company determined it was not the primary beneficiary and, as a result, did not consolidate the securitization trusts sponsored by MATH. The Company has a 57.7% interest in the non-risk retention bonds recorded on its consolidated balance sheets and a 47.0% interest in the risk retention bonds through its investment in MATH which together represent its continuing involvement in the securitization trusts. See Note 10 for additional details on the MATH transaction.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following table summarizes the Company’s investment in unconsolidated VIEs as of December 31, 2023 and 2022 (in thousands).

	December 31, 2023		December 31, 2022
	Current Face	Fair Value	Current Face	Fair Value
Retained interest in unconsolidated VIEs
GCAT Non-Agency Securities	$43,794	$32,542	$14,894	$9,859
GCAT Non-Agency RMBS Interest Only (1)	N/A	4,991	N/A	5,058
Total retained interest in unconsolidated VIEs (2) (3)	$43,794	$37,533	$14,894	$14,917
(1)Interest Only have no principal balances and bear interest based on a notional balance. The notional balance is used solely to determine interest distributions on the interest only classes of securities. As of December 31, 2023 and 2022, the notional balances for GCAT Non-Agency RMBS Interest Only line item were $98.3 million and $108.5 million, respectively.
(2)Maximum loss exposure from the Company’s involvement with unconsolidated VIEs pertains to the fair value of the securities retained from these VIEs. The Company has no obligation to provide any other explicit or implicit support to the securitization trust.
(3)As of December 31, 2023 and 2022, the Company held securities exposed to the first loss of the securitization with a fair value of $4.1 million and $4.1 million, respectively.

The following table summarizes information regarding the residential mortgage loans transferred to the Company’s unconsolidated VIEs as of December 31, 2023 and 2022 ($ in thousands).

Assets transferred to unconsolidated VIEs	December 31, 2023	December 31, 2022
Total unpaid principal balance of loans outstanding (1)	$450,366	$132,509
Weighted average coupon on loans outstanding	5.67%	5.62%
Percent of unpaid principal balance greater than 90 days delinquent (2)	1.94%	1.32%
(1)The Company contributed approximately 40.9% of the unpaid principal balance into one of the securitization trusts and, through the Company's investment in MATH, contributed approximately 44.6% of the unpaid principal balance into the remaining four securitization trusts.
(2)As of December 31, 2023, 0.70% of loans were 90+ days delinquent and 1.24% of loans were in the process of foreclosure. As of December 31, 2022, 1.32% of loans were 90+ days delinquent and no loans were in the process of foreclosure.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following tables present the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2023 and 2022 (in thousands).

	Fair Value as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Securitized residential mortgage loans	$—	$—	$5,358,281	$5,358,281
Residential mortgage loans	—	777	316,854	317,631
Legacy WMC Commercial loans	—	—	66,303	66,303
Non-Agency RMBS	—	52,089	37,533	89,622
Legacy WMC CMBS	—	50,553	5,796	56,349
Legacy WMC Other Securities	—	—	1,156	1,156
Agency RMBS	—	15,694	—	15,694
Derivative assets (1)	—	9,433	1,172	10,605
Cash equivalents (2)	95,749	—	—	95,749
AG Arc (3)	—	—	33,574	33,574
Total Assets Measured at Fair Value	$95,749	$128,546	$5,820,669	$6,044,964

Liabilities:
Securitized debt	$—	$—	$(4,711,623)	$(4,711,623)
Derivative liabilities (1)	—	(7,783)	(7)	(7,790)
Total Liabilities Measured at Fair Value	$—	$(7,783)	$(4,711,630)	$(4,719,413)

	Fair value as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Securitized residential mortgage loans	$—	$—	$3,707,146	$3,707,146
Residential mortgage loans (4)	—	754	420,697	421,451
Non-Agency RMBS	—	9,678	14,917	24,595
Agency Interest Only	—	19,124	—	19,124
Derivative assets (1)	—	18,401	98	18,499
Cash equivalents (2)	442	—	—	442
AG Arc (3)	—	—	39,680	39,680
Total Assets Measured at Fair Value	$442	$47,957	$4,182,538	$4,230,937

Liabilities:
Securitized debt	$—	$—	$(3,262,352)	$(3,262,352)
Derivative liabilities (1)	—	—	(9)	(9)
Total Liabilities Measured at Fair Value	$—	$—	$(3,262,361)	$(3,262,361)
(1)As of December 31, 2023, the Company applied a reduction in fair value of $9.3 million and $7.7 million to its interest rate swap assets and liabilities, respectively, related to variation margin with a corresponding increase or decrease in restricted cash. As of December 31, 2022, the Company applied a reduction in fair value of $17.3 million to its interest rate swap assets related to variation margin with a corresponding increase in restricted cash, net of collateral posted by the Company's derivative counterparties. Derivative assets and liabilities are included in the "Other assets" and "Other liabilities" line items on the consolidated balance sheets, respectively. Refer to Note 7 for more information on the Company's derivatives.
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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The valuation of the Company’s residential mortgage loans, securitized debt relating to the Non-Agency VIEs and RPL/NPL VIEs, commercial loans, certain securities, and forward purchase commitments is determined by the Manager using third-party pricing services where available, valuation analyses from third-party pricing service providers, or model-based pricing. Third-party pricing service providers conduct independent valuation analyses based on a review of source documents, available market data, and comparable investments. The analyses provided by valuation service providers are reviewed and considered by the Manager. The evaluation considers the underlying characteristics of each loan, which are observable inputs, including: coupon, maturity date, loan age, reset date, collateral type, periodic and life cap, geography, and prepayment speeds. The Company also considers loan servicing data, as available, forward interest rates, general economic conditions, home price index forecasts, and valuations of the underlying properties. The variables considered most significant to the determination of the fair value of the Company's residential mortgage loans, securitized debt, commercial loans, certain securities, and forward purchase commitments include market-implied discount rates, projections of default rates, delinquency rates, prepayment rates, loss severity, loan-to-value ratios, recovery rates, reperformance rates, timeline to liquidation, and, for forward purchase commitments, pull-through rates. The Company and third-party pricing service providers use loan level data and macro-economic inputs to generate loss adjusted cash flows and other information in determining the fair value. Because of the inherent uncertainty of such valuation, the fair value established for mortgage loans, securitized debt, commercial loans, certain securities, and forward purchase commitments held by the Company may differ from the fair value that would have been established if a ready market existed for these mortgage loans.

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

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the years ended December 31, 2023 and 2022.

The Company did not have any transfers between the Levels 2 and 3 of the fair value hierarchy during the years ended December 31, 2023 and 2022. Transfers into the Level 3 category of the fair value hierarchy occur due to instruments exhibiting indications of reduced levels of market transparency. Transfers out of the Level 3 category of the fair value hierarchy occur due to instruments exhibiting indications of increased levels of market transparency. Indications of increases or decreases in levels of market transparency include a change in observable transactions or executable quotes involving these instruments or similar instruments. Changes in these indications could impact price transparency, and thereby cause a change in level designations in future periods.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following tables present additional information about the Company’s assets and liabilities which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value (in thousands).

Year Ended December 31, 2023
	Residential Mortgage Loans (1)	Legacy WMC Commercial Loans	Non-Agency RMBS	Legacy WMC CMBS	Legacy WMC Other Securities	Derivative Assets (2)	AG Arc	Securitized Debt	Derivative Liabilities (2)
Beginning balance	$4,127,843	$—	$14,917	$—	$—	$98	$39,680	$(3,262,352)	$(9)
Purchases	1,228,800	—	4,825	—	—	—	—	—	—
Transfers from MATH (3)	—	—	16,408	—	—	—	—	—	—
Assets acquired/liabilities assumed from WMC	977,827	78,459	—	5,588	1,159	—	—	(837,317)	—
Issuances of Securitized Debt	—	—	—	—	—	—	—	(874,407)	—
Capital distributions	—	—	—	—	—	—	(626)	—	—
Proceeds from sales or settlements	(417,909)	—	—	—	—	(5,289)	—	—	4,293
Principal repayments	(342,996)	(12,250)	—	—	—	—	—	364,920	—
Included in net income:
Net premium and discount amortization (4)	3,631	(1)	(217)	60	15	—	—	(13,098)	—
Net realized gain/(loss)	(11,937)	—	—	—	—	5,289	—	—	(4,293)
Net unrealized gain/(loss)	111,642	95	1,600	148	(18)	1,074	—	(89,369)	2
Equity in earnings/(loss) from affiliates	—	—	—	—	—	—	(5,480)	—	—
Other (5)	(1,766)	—	—	—	—	—	—	—	—
Ending Balance	$5,675,135	$66,303	$37,533	$5,796	$1,156	$1,172	$33,574	$(4,711,623)	$(7)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of December 31, 2023:
Net premium and discount amortization (4)	2,857	(1)	(217)	60	15	—	—	(13,098)	—
Net unrealized gain/(loss)	101,037	95	1,600	148	(18)	1,172	—	(87,578)	(7)
Equity in earnings/(loss) from affiliates	—	—	—	—	—	—	(5,480)	—	—

Year Ended December 31, 2022
	Residential Mortgage Loans (1)	Non-Agency RMBS	Derivative Assets (2)	AG Arc	Securitized Debt	Derivative Liabilities (2)
Beginning balance	$2,634,191	$18,757	$—	$53,435	$(999,215)	$(79)
Purchases	2,557,440	—	—	—	—	—
Issuances of Securitized Debt	—	—	—	—	(3,040,283)	—
Capital distributions	—	—	—	(6,053)	—	—
Proceeds from sales or settlements	(53,767)	—	—	—	—	—
Principal repayments	(464,332)	(664)	(2,700)	—	379,979	16,044
Included in net income:
Net premium and discount amortization (4)	(1,009)	(662)	—	—	(4,300)	—
Net realized gain/(loss)	(3,520)	—	2,700	—	—	(16,044)
Net unrealized gain/(loss)	(539,957)	(2,514)	98	—	401,467	70
Equity in earnings/(loss) from affiliates	—	—	—	(7,702)	—	—
Other (5)	(1,203)	—	—	—	—	—
Ending Balance	$4,127,843	$14,917	$98	$39,680	$(3,262,352)	$(9)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of December 31, 2022:
Net premium and discount amortization (4)	(2,586)	(653)	—	—	(4,300)	—
Net unrealized gain/(loss)	(540,043)	(2,424)	98	—	401,467	(9)
Equity in earnings/(loss) from affiliates	—	—	—	(7,702)	—	—
(1)Includes Securitized residential mortgage loans, Securitized residential mortgage loans held for sale, and Residential mortgage loans held for sale.
(2)Derivative assets and derivative liabilities are included in the "Other assets" and "Other liabilities" lines, respectively, on the consolidated balance sheets.
(3)Refer to "MATH Transaction" in Note 10 for additional information.
(4)Included in the "Interest income" and "Interest expense" line items on the consolidated statement of operations for assets and liabilities, respectively.
(5)Includes transfers of residential mortgage loans to real estate owned as well as activity related to advances.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table presents a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of investments for which the Company has utilized Level 3 inputs to determine fair value as of December 31, 2023 and 2022 ($ in thousands).

		December 31, 2023		December 31, 2022
Valuation Technique	Unobservable Input	Fair Value	Range (Weighted Average) (1)	Fair Value	Range (Weighted Average) (1)
Securitized Residential Mortgage Loans
	Yield		5.67% - 9.47% (6.23%)		4.75% - 7.32% (6.40%)
Discounted Cash Flow	Projected Collateral Prepayments	$5,358,281	3.02% - 10.47% (4.72%)	$3,707,146	4.81% - 10.19% (6.44%)
	Projected Collateral Losses		0.02% - 1.88% (0.16%)		0.05% - 1.40% (0.22%)
	Projected Collateral Severities		-13.44% - 26.00% (17.38%)		-4.16% - 20.00% (15.40%)
Residential Mortgage Loans (2)
	Yield		6.13% - 18.75% (6.64%)		6.29% - 9.82% (7.16%)
Discounted Cash Flow	Projected Collateral Prepayments	$316,854	3.89% - 34.35% (24.88%)	$418,023	1.38% - 31.28% (16.37%)
	Projected Collateral Losses		0.00% - 12.72% (0.15%)		0.00% - 14.44% (0.48%)
	Projected Collateral Severities		-38.75% - 44.01% (9.62%)		-2.64% - 10.19% (9.99%)
Consensus Pricing	Offered Quotes	$—	N/A	$2,674	93.46 - 107.05 (101.11)
Legacy WMC Commercial Loans
	Yield		8.16% - 10.13% (9.47%)		N/A
Discounted Cash Flow	Credit Spread	$66,303	377 bps - 556 bps (496 bps)	$—	N/A
	Recovery Percentage (3)		100.00% - 100.00% (100.00%)		N/A
	Loan-to-Value		42.50% - 77.22% (63.61%)		N/A
Non-Agency RMBS
	Yield		6.23% - 14.00% (9.70%)		7.18% - 14.00% (10.59%)
Discounted Cash Flow	Projected Collateral Prepayments	$37,533	4.55% - 5.26% (4.93%)	$14,917	8.14% - 8.14% (8.14%)
	Projected Collateral Losses		0.17% - 0.28% (0.25%)		0.18% - 0.18% (0.18%)
	Projected Collateral Severities		10.00% - 10.00% (10.00%)		10.00% - 10.00% (10.00%)
Legacy WMC CMBS
Consensus Pricing	Offered Quotes	$5,796	55.20 - 55.20 (55.20)	$—	N/A
Legacy WMC Other Securities
Consensus Pricing	Offered Quotes	$1,156	6,821.32 - 6,821.32 (6,821.32)	$—	N/A
Derivative Assets (4)
	Yield		6.29% - 8.32% (6.81%)		6.69% - 7.68% (7.54%)
Discounted Cash Flow	Projected Collateral Prepayments	$1,172	18.20% - 33.78% (27.00%)	$98	12.63% - 34.19% (26.71%)
	Projected Collateral Losses		0.00% - 0.82% (0.14%)		0.01% - 0.96% (0.39%)
	Projected Collateral Severities		10.00% - 10.00% (10.00%)		10.00% - 10.00% (10.00%)
	Pull Through Percentages		60.00% - 100.00% (92.21%)		55.00% - 100.00% (72.78%)
AG Arc
Comparable Multiple	Book Value Multiple	$33,574	0.89x - 0.89x (0.89x)	$39,680	0.94x - 0.94x (0.94x)
Securitized Debt
	Yield		4.92% - 15.00% (5.72%)		5.25% - 15.00% (6.07%)
Discounted Cash Flow	Projected Collateral Prepayments	$(4,711,623)	3.02% - 10.47% (4.66%)	$(3,262,352)	4.81% - 10.19% (6.36%)
	Projected Collateral Losses		0.02% - 0.40% (0.15%)		0.05% - 1.40% (0.19%)
	Projected Collateral Severities		3.71% - 26.00% (17.76%)		-4.16% - 20.00% (15.81%)
Derivative Liabilities (4)
	Yield		6.47% - 7.00% (6.51%)		7.29% - 7.61% (7.36%)
Discounted Cash Flow	Projected Collateral Prepayments	$(7)	27.36% - 34.44% (34.30%)	$(9)	21.51% - 31.31% (27.92%)
	Projected Collateral Losses		0.00% - 0.02% (0.00%)		0.01% - 0.46% (0.16%)
	Projected Collateral Severities		10.00% - 10.00% (10.00%)		10.00% - 10.00% (10.00%)
	Pull Through Percentages		60.00% - 100.00% (99.22%)		100.00% - 100.00% (100.00%)
(1)Amounts are weighted based on fair value.
(2)Includes Residential mortgage loans held for sale as of December 31, 2022.
(3)Represents the proportion of the principal expected to be collected relative to the loan balances as of December 31, 2023.
(4)Derivative assets and derivative liabilities are included in the "Other assets" and "Other liabilities" line items, respectively, on the consolidated balance sheets.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Other Fair Value Disclosures

Short-term financing arrangements

The fair value of certain of the Company's financing arrangements approximates the carrying value due to the floating interest rates that are based on an index plus a spread, which is typically consistent with those demanded in the market, and the short-term maturities of generally one year or less. These financing agreements are classified as Level 2.

Legacy WMC Convertible Notes and fixed-rate long-term financing arrangements

The following table presents the carrying value and estimated fair value of the Company's Legacy WMC Convertible Notes and fixed-rate financing arrangements with contractual maturities of greater than one year as of December 31, 2023 (in thousands). The fair value of the Company's Legacy WMC Convertibles Notes may be based upon prices obtained from third-party pricing services or broker quotations and are classified as Level 2. The fair value of the Company's fixed-rate long-term financing arrangements may be based on a discounted cash flow valuation approach using valuation analyses of the underlying collateral sourced from third-party pricing service providers and is classified as Level 3. The Company did not hold the Legacy WMC Convertible Notes or have fixed-rate financing arrangements with contractual maturities of greater than one year outstanding as of December 31, 2022.

	December 31, 2023
	Carrying Value (1)	Estimated Fair Value
Legacy WMC Convertible Notes	$85,266	$84,525
Financing arrangements	62,972	63,175
(1)The convertible senior unsecured notes and fixed-rate long-term financing arrangements are recorded at amortized cost in the Company's consolidated balance sheets.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
6. Financing

The following table presents a summary of the Company's financing as of December 31, 2023 and 2022 ($ in thousands).

	December 31, 2023						December 31, 2022
				Weighted Average		Collateral Fair Value (1)(2)
	Current Face	Carrying Value	Stated Maturity	Funding Cost	Life (Years)		Carrying Value
Financing Arrangements by Asset Type
Securitized Residential Mortgage Loans (3)
Non-Agency Loans (4)	$298,750	$301,205	Jan 2024 - Jul 2025	7.57%	0.42	$578,829	$197,937
Re- and Non-Performing Loans	44,928	44,928	Jan 2024	7.30%	0.02	67,047	34,151
Residential Mortgage Loans (5)
Non-Agency Loans	77,345	77,345	Mar 2024 - Jan 2025	7.30%	0.66	94,516	277,797
Agency-Eligible Loans	200,617	200,617	Dec 2024	7.21%	0.99	220,709	27,199
Residential Mortgage Loans Held for Sale	—	—	N/A	N/A	N/A	—	55,245
Legacy WMC Commercial Loans	48,032	48,032	Mar 2024	7.86%	0.24	66,303	—
Non-Agency RMBS	51,251	51,251	Jan 2024 - May 2024	7.19%	0.08	89,622	14,695
Legacy WMC CMBS	31,620	31,620	Jan 2024	7.81%	0.01	50,553	—
Agency RMBS	12,594	12,594	Jan 2024 - Mar 2024	6.23%	0.19	14,940	14,163
Total Financing Arrangements	$765,137	$767,592		7.41%	0.51	$1,182,519	$621,187

Securitized debt, at fair value (6)
Non-Agency Loans (7) (8)	$5,069,689	$4,597,490	N/A	4.94%	7.52	N/A	$3,078,593
Re- and Non-Performing Loans (9)	124,569	114,133	N/A	3.25%	3.77	N/A	183,759
Total Securitized Debt	$5,194,258	$4,711,623		4.90%	7.43	N/A	$3,262,352

Legacy WMC Convertible Notes	$86,250	$85,266	Sept 2024	8.42%	0.71	N/A	—

Total Financing	$6,045,645	$5,564,481		5.30%	6.48	$1,182,519	$3,883,539
(1)The Company also had $1.7 million and $3.4 million of cash pledged under repurchase agreements as of December 31, 2023 and 2022, respectively.
(2)Under the terms of the Company’s financing agreements, the Company's financing counterparties may, in certain cases, sell or re-hypothecate the pledged collateral.
(3)Amounts pledged as collateral under Securitized residential mortgage loans include certain of the Company's retained interests in securitizations. Refer to Note 3 for more information on the Non-Agency VIEs and RPL/NPL VIEs.
(4)As of December 31, 2023, the weighted average stated rate on the financing arrangements on the Company's Securitized non-agency loans was 8.19%.
(5)The Company's Residential mortgage loan financing arrangements include a maximum uncommitted borrowing capacity of $2.3 billion on facilities used to finance Non-Agency and Agency-Eligible Loans.
(6)The holders of the securitized debt have no recourse to the general credit of the Company. The Company has no obligation to provide any other explicit or implicit support to the Non-Agency VIEs and RPL/NPL VIEs.
(7)As of December 31, 2023, the amortized cost of Securitized debt in the Company's Non-Agency VIEs was $4.9 billion.
(8)The current face on the Company's Securitized debt in the Company's Non-Agency VIEs excludes interest only classes which have no principal balances and bear interest based on a notional balance. The notional balance is used solely to determine interest distributions on the interest only classes of securities. As of December 31, 2023, the notional balance on interest only classes of Securitized debt was $133.8 million.
(9)As of December 31, 2023, the amortized cost of Securitized debt in the Company's RPL/NPL VIEs was $122.7 million.

In connection with the WMC acquisition in 2023, the Company assumed $171.2 million of financing arrangements, $837.3 million of securitized debt, and $85.2 million of Legacy WMC Convertible Notes. For additional information on the WMC acquisition, refer to Note 1.

Legacy WMC Convertible Notes

In connection with the WMC acquisition, the Merger Sub assumed, and the Company guaranteed, $86.25 million aggregate principal of Legacy WMC Convertible Notes. The Legacy WMC Convertible Notes have an interest rate of 6.75% and interest is paid semiannually. The Legacy WMC Convertible Notes are convertible into, at the Company's election, cash, shares of the Company's common stock or a combination of both, subject to the satisfaction of certain conditions and during specified periods. The conversion rate is subject to further adjustment upon the occurrence of certain specified events and the holders may require the Company to repurchase all or any portion of their notes for cash equal to 100% of the principal amount of the Legacy WMC Convertible Notes, plus accrued and unpaid interest, if the Company undergoes a fundamental change as specified in the supplemental indenture for the Legacy WMC Convertible Notes. Immediately prior to the Effective Time of the WMC acquisition, holders of the Legacy WMC Convertible Notes had the right to convert each $1,000 principal amount into

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
33.7952 shares of WMC common stock. As a result of the WMC acquisition, and pursuant to the terms of the Legacy WMC Convertible Notes, the conversion rate was amended whereby each holder now has to the right to convert each $1,000 principal amount of Legacy WMC Convertible Notes into 50.6252 shares of common stock, representing a total conversion price of $19.75 per share. The total conversion price consists of common stock of $19.13 per share and cash of $0.62 per share. The Legacy WMC Convertible Notes can be redeemed at the Company's option on or after June 15, 2024, and mature on September 15, 2024, unless earlier converted, redeemed or repurchased by the holders pursuant to their terms. For the year ended December 31, 2023, the total interest expense on the Legacy WMC Convertible Notes was $0.5 million, which included coupon interest expense of $0.4 million and amortization expense of $0.1 million.

Contractual maturities

The following table allocates the current face of the Company's borrowings under financing arrangements and the Legacy WMC Convertible Notes as of December 31, 2023 by contractual maturity (in thousands). Securitized debt is excluded from the below table as it does not have a contractual maturity.

	Within 30 Days	Over 30 Days to 3 Months	Over 3 Months to 12 Months	Over 12 Months	Total
Financing Arrangements by Asset Type
Securitized Residential Mortgage Loans
Non-Agency Loans	$121,068	$84,244	$32,921	$60,517	$298,750
Re- and Non-Performing Loans	44,928	—	—	—	44,928
Residential Mortgage Loans
Non-Agency Loans	—	3,005	62,199	12,141	77,345
Agency-Eligible Loans	—	—	200,617	—	200,617
Legacy WMC Commercial Loans	—	48,032	—	—	48,032
Non-Agency RMBS	29,398	19,069	2,784	—	51,251
Legacy WMC CMBS	31,620	—	—	—	31,620
Agency RMBS	632	11,962	—	—	12,594
Total Financing Arrangements	$227,646	$166,312	$298,521	$72,658	$765,137

Legacy WMC Convertible Notes	$—	$—	$86,250	$—	$86,250

Counterparties

The Company had outstanding financing arrangements with seven and six counterparties as of December 31, 2023 and 2022, respectively.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following table presents information as of December 31, 2023 and 2022 with respect to each counterparty that provides the Company with financing for which the Company had greater than 5% of its stockholders’ equity at risk, excluding stockholders’ equity at risk under financing through affiliated entities ($ in thousands).

	December 31, 2023			December 31, 2022
Counterparty	Stockholders' Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity	Stockholders' Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity
BofA Securities, Inc	$131,128	236	24.8%	$36,193	93	7.8%
Barclays Capital Inc.	81,047	85	15.3%	81,445	113	17.6%
Goldman Sachs Bank USA	73,893	9	14.0%	(3)	(3)	(3)
JP Morgan Securities, LLC	46,642	134	8.8%	(3)	(3)	(3)
Various (1)	69,637	577	13.2%	(3)	(3)	(3)
Credit Suisse AG, Cayman Islands Branch	(2)	(2)	(2)	130,587	71	28.2%
(1)Certain retained interests in securitizations are held in WMC RR 2023-1 Trust, a wholly owned subsidiary of the Company. WMC RR 2023-1 Trust issued certificates which were sold to various third-party investors.
(2)As of December 31, 2023, the Company did not have any equity at risk under financing arrangements with Credit Suisse AG, Cayman Islands Branch.
(3)As of December 31, 2022, the Company had less than 5% of its equity at risk under financing arrangements with Goldman Sachs Bank USA, JP Morgan Securities, LLC, and Cantor Fitzgerald.

Financial Covenants

The Company’s financing arrangements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each financing arrangement, typical supplemental terms include requirements of minimum equity and liquidity, leverage ratios, and performance triggers. In addition, some of the financing arrangements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that the Company fails to comply with the covenants contained in these financing arrangements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the associated agreement. Financings pursuant to financing arrangements are generally recourse to the Company. As of December 31, 2023, the Company is in compliance with all of its financial covenants.

7. Other assets and liabilities

The following table details certain information related to the Company's "Other assets" and "Other liabilities" line items on its consolidated balance sheets as of December 31, 2023 and 2022 (in thousands).

	December 31, 2023	December 31, 2022
Other assets
Interest receivable	$30,315	$20,593
Real estate owned	5,644	2,698
Derivative assets, at fair value	1,321	1,218
Other assets	3,187	2,285
Due from broker	249	801
Total Other assets	$40,716	$27,595

Other liabilities
Due to affiliates (1)	$3,252	$3,652
Interest payable	23,715	14,114
Derivative liabilities, at fair value	70	9
Accrued expenses	4,874	1,811
Due to broker	196	7
Total Other liabilities	$32,107	$19,593
(1)Refer to Note 10 for more information.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Derivatives

The following table presents information related to the Company's derivatives and other instruments and their balance sheet location as of December 31, 2023 and 2022 (in thousands). All notional amounts are denominated in USD.

	Balance Sheet Location	December 31, 2023		December 31, 2022
Derivatives and Other Instruments (1)		Notional	Fair Value	Notional	Fair Value
Pay Fix/Receive Float Interest Rate Swap Agreements (2) (3)	Other assets	$165,000	$149	$335,000	$470
Pay Fix/Receive Float Interest Rate Swap Agreements (2) (3)	Other liabilities	338,000	—	—	—
Short TBAs	Other assets	—	—	40,000	650
Short TBAs	Other liabilities	9,000	(63)	—	—
Forward Purchase Commitments	Other assets	70,145	1,172	924	98
Forward Purchase Commitments	Other liabilities	2,566	(7)	7,082	(9)
(1)As of December 31, 2023 and 2022, no derivatives held by the Company were designated as hedges for accounting purposes.
(2)As of December 31, 2023, the Company applied a reduction in fair value of $9.3 million and $7.7 million to its interest rate swap assets and liabilities, respectively, related to variation margin with a corresponding increase or decrease in restricted cash. As of December 31, 2022, the Company applied a reduction in fair value of $17.3 million to its interest rate swap assets related to variation margin with a corresponding increase in restricted cash, net of collateral posted by the Company's derivative counterparties.
(3)As of December 31, 2023, the Company's pay fix/receive float interest rate swaps had a weighted average pay-fixed rate of 3.65%, a weighted average receive-variable rate of 5.38%, and a weighted average years to maturity of 4.01 years. As of December 31, 2022, the Company's pay fix/receive float interest rate swaps had a weighted average pay-fixed rate of 2.77%, a weighted average receive-variable rate of 4.30%, and a weighted average years to maturity of 4.77 years.

Derivative and other instruments eligible for offset are presented gross on the consolidated balance sheets as of December 31, 2023 and 2022, if applicable. The Company has not offset or netted any derivatives or other instruments with any financial instruments or cash collateral posted or received.

The Company must post cash or securities as collateral on its derivative instruments when their fair value declines. This typically occurs when prevailing market rates change adversely, with the severity of the change also dependent on the term of the derivatives involved. The posting of collateral is generally bilateral, meaning that if the fair value of the Company’s derivatives increases, its counterparty must post collateral. As of December 31, 2023, the Company's restricted cash balance included $12.3 million of collateral related to certain derivatives, of which $10.7 million represents cash collateral posted by the Company and $1.6 million represents amounts related to variation margin. As of December 31, 2022, the Company's restricted cash balance included $9.6 million of collateral related to certain derivatives, of which $1.3 million represents cash collateral posted by the Company and $8.3 million represents amounts related to variation margin.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following table summarizes total income related to derivatives and other instruments for the years ended December 31, 2023 and 2022 (in thousands).

	Year Ended
	December 31, 2023	December 31, 2022
Included within Net interest component of interest rate swaps
Interest Rate Swaps	$6,680	$(4,922)

Included within Net unrealized gain/(loss)
Interest Rate Swaps	(24,828)	(2,955)
Short TBAs	(713)	663
Forward Purchase Commitments	1,076	168
	(24,465)	(2,124)

Included within Net realized gain/(loss)
Interest Rate Swaps	20,403	129,382
Long TBAs	5	(10,789)
Short TBAs	(70)	13,578
Forward Purchase Commitments	996	(13,344)
	21,334	118,827
Total income/(loss)	$3,549	$111,781

Derivative activity

The following tables present information about the Company’s derivatives for the years ended December 31, 2023 and 2022 (in thousands).

	Beginning Notional Amount	Buys or Covers (1)	Sales or Shorts	Ending Notional Amount	Derivative Asset	Derivative Liability
Year Ended December 31, 2023
Long TBAs	$—	$10,000	$(10,000)	$—	$—	$—
Short TBAs (2)	(40,000)	100,000	(69,000)	(9,000)	—	(63)
Interest Rate Swaps	335,000	1,197,000	(1,029,000)	503,000	149	—
Year Ended December 31, 2022
Long TBAs	$—	$1,650,000	$(1,650,000)	$—	$—	$—
Short TBAs (2)	(385,963)	1,320,852	(974,889)	(40,000)	650	—
Interest Rate Swaps	888,500	1,947,000	(2,500,500)	335,000	470	—
(1)For the year ended December 31, 2023, interest rate swap buys include interest rate swaps with a notional balance of $82.0 million acquired in the WMC acquisition.
(2)As of December 31, 2023, the Company recorded a receivable from broker of $9.2 million and a fair value of $(9.2) million related to its short TBAs. As of December 31, 2022, the Company recorded a receivable from broker of $39.2 million and a fair value of $(38.6) million related to its short TBAs.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
8. Earnings per share

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share for the years ended December 31, 2023 and 2022 (in thousands, except per share data).

	Year Ended
	December 31, 2023	December 31, 2022
Numerator:
Net Income/(Loss)	$53,784	$(53,100)
Dividends on preferred stock	(18,344)	(18,344)
Net Income/(Loss) Available to Common Stockholders	$35,440	$(71,444)

Denominator:
Basic weighted average common shares outstanding	21,095	22,890
Diluted weighted average common shares outstanding	21,097	22,890

Earnings/(Loss) Per Share
Basic	$1.68	$(3.12)
Diluted	$1.68	$(3.12)
For the year ended December 31, 2023, the Company excluded the potential effects of the Legacy WMC Convertible Notes from the computation of diluted earnings per share because the market value per share of the Company's common stock was below the conversion price of the Legacy WMC Convertible Notes.

Dividends

The following tables detail the Company's common stock dividends declared during the years ended December 31, 2023 and 2022.

Year Ended December 31, 2023				Year Ended December 31, 2022
Declaration Date	Record Date	Payment Date	Cash Dividend Per Share	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
3/15/2023	3/31/2023	4/28/2023	$0.18	3/18/2022	3/31/2022	4/29/2022	$0.21
6/15/2023	6/30/2023	7/31/2023	0.18	6/15/2022	6/30/2022	7/29/2022	0.21
9/15/2023	9/29/2023	10/31/2023	0.18	9/15/2022	9/30/2022	10/31/2022	0.21
10/24/2023	11/3/2023	11/8/2023	0.08	12/19/2022	12/30/2022	1/31/2023	0.18
11/20/2023	11/30/2023	1/2/2024	0.05
12/15/2023	12/29/2023	1/31/2024	0.05
Total			$0.72	Total			$0.81

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following tables detail the Company's preferred stock dividends declared and paid during the years ended December 31, 2023 and 2022.

2023			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	8.25% Series A	8.00% Series B	8.000% Series C
2/16/2023	2/28/2023	3/17/2023	$0.51563	$0.50	$0.50
5/4/2023	5/31/2023	6/20/2023	0.51563	0.50	0.50
7/31/2023	8/31/2023	9/18/2023	0.51563	0.50	0.50
11/3/2023	11/30/2023	12/18/2023	0.51563	0.50	0.50
Total			$2.06252	$2.00	$2.00

2022			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	8.25% Series A	8.00% Series B	8.000% Series C
2/18/2022	2/28/2022	3/17/2022	$0.51563	$0.50	$0.50
5/2/2022	5/31/2022	6/17/2022	0.51563	0.50	0.50
8/3/2022	8/31/2022	9/19/2022	0.51563	0.50	0.50
11/3/2022	11/30/2022	12/19/2022	0.51563	0.50	0.50
Total			$2.06252	$2.00	$2.00

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

On December 6, 2023, the Company acquired WMC, an externally managed mortgage REIT. Refer to "WMC Acquisition" in Note 1 for additional information related to the Merger. The Merger is intended to qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code.

Excise Tax

Excise tax represents a non-deductible 4% tax on the required amount of the Company’s ordinary income and net capital gains not distributed during the year. The expense is calculated in accordance with applicable tax regulations. For the years ended December 31, 2023 and 2022, the Company did not recognize any excise tax.

REIT Net Operating Loss and Net Capital Loss Carryforwards

As of December 31, 2023 and 2022, the Company had federal net operating loss ("NOL") carryforwards of $2.1 million and $2.1 million, respectively, that can be used to offset future taxable ordinary income and reduce its REIT distribution requirements. These NOL carryforwards (which exclude NOLs acquired from WMC) do not have an expiration date and can be carried forward indefinitely. In connection with the Merger, the Company obtained NOL carryforwards of $321.6 million, of which $223.8 million do not have an expiration date and can be carried forward indefinitely. However, the Company’s use of these obtained NOLs is limited under Section 382 of the Internal Revenue Code.

As of December 31, 2023 and 2022, the Company had estimated net capital loss ("NCL") carryforwards of $292.6 million and $286.6 million, respectively, the majority of which were generated during the year ended December 31, 2020 and will expire in 2025. These NCL carryforwards (which exclude the NCLs acquired from WMC) can be utilized to offset future net gains from the sale of capital assets. In connection with the Merger, the Company obtained NCL carryforwards of $143.1 million, of which a majority expire between 2027 and 2028. However, the Company’s use of these obtained NCLs is limited under Sections 382 and 383 of the Internal Revenue Code.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Taxable REIT Subsidiaries

The Company elected to treat certain domestic subsidiaries as taxable REIT subsidiaries ("TRSs"). The Company’s financial results are generally not expected to reflect provisions for current or deferred income taxes, except for any activities conducted through one or more TRSs that are subject to corporate income taxation. Currently, the Company has wholly owned domestic TRSs that are taxable as corporations and subject to U.S. federal, state, and local income tax on net income at the applicable corporate rates. The federal statutory rate for the years ended December 31, 2023 and 2022 was 21%. The Company’s effective tax rate differs from its combined U.S. federal, state, and local corporate statutory tax rate primarily due to income earned at the REIT, which is not subject to tax, due to the deduction for qualifying distributions made by the Company, and any change in the valuation allowance as disclosed in further detail below. The tax expense attributable to its TRSs is recorded in the "Non-investment related expenses" line item on the consolidated statement of operations. The below table details the tax expense attributable to its TRSs for the years ended December 31, 2023 and 2022 (in thousands).

	Year Ended
	December 31, 2023	December 31, 2022
Income Tax Expense	$250	$163

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax reporting purposes at the TRS level. The following table discloses the components of the Company’s deferred tax assets and deferred tax liabilities, if applicable, as of December 31, 2023 and 2022 (in thousands).

	Year Ended
	December 31, 2023	December 31, 2022
Deferred tax assets
Net operating loss carryforwards	$28,142	$26,961
Capital loss carryforwards (1)	8,367	298
GAAP/tax basis differences	744	2,980
Total deferred tax assets	$37,253	$30,239
Less: valuation allowance	(37,253)	(30,239)
Net deferred tax assets	$—	$—
(1)The capital loss carryforwards outstanding as of December 31, 2023 expire between 2024 and 2028.

As of December 31, 2023 and 2022, the Company’s TRSs had an estimated gross NOL carryforward of $134.0 million and $128.4 million, respectively. This includes NOL carryforwards generated prior to 2018 of $7.8 million which will expire between 2033 and 2037. The remaining net operating losses can be carried forward indefinitely. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences become deductible. The Company concluded it is more likely than not the deferred tax asset will not be realized and established a valuation allowance of $37.3 million and $30.2 million as of December 31, 2023 and 2022, respectively.

Uncertain Income Tax Positions

Based on its analysis of any potential uncertain income tax positions, the Company concluded it did not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of December 31, 2023 and 2022. The Company’s and WMC's federal income tax returns for the last three tax years are open to examination by the Internal Revenue Service. There are no ongoing U.S. federal, state or local tax examinations related to the Company. In the event that the Company incurs income tax related interest and penalties, its policy is to classify them as a component of provision for income taxes. The Company did not incur any interest or penalties during the years ended December 31, 2023 and 2022.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
10. Related party transactions

Manager

The Company has entered into a management agreement with the Manager, which provided for an initial term and will be deemed renewed automatically each year for an additional one-year period, subject to certain termination rights. The Company is externally managed and advised by the Manager. Pursuant to the terms of the management agreement, which became effective July 6, 2011 (upon the consummation of the Company’s initial public offering (the "IPO")), the Manager provides the Company with its management team, including its officers, along with appropriate support personnel. Each of the Company’s officers is an employee of TPG Angelo Gordon. The Company does not have any employees. The Manager has delegated to TPG Angelo Gordon the overall responsibility of its day-to-day duties and obligations arising under the Company’s management agreement. Below is a description of the fees and reimbursements provided in the management agreement.

On November 1, 2023, TPG completed the previously announced acquisition of TPG Angelo Gordon (the "TPG Transaction"), pursuant to which TPG Angelo Gordon, including the Manager, became indirect subsidiaries of TPG. Pursuant to the management agreement with the Manager, the closing of the TPG Transaction resulted in an assignment of the management agreement. The independent directors of the Company's Board of Directors unanimously consented to such assignment on July 31, 2023 in advance of the TPG Transaction closing. There were no changes to the management agreement in connection with the TPG Transaction and the assignment of the management agreement became effective upon the closing of the TPG Transaction.

In connection with the Merger with WMC, which was completed on December 6, 2023, and contemporaneously with the execution of the Merger Agreement, on August 8, 2023, the Company and the Manager entered into the MITT Management Agreement Amendment, pursuant to which (i) the Manager’s base management fee will be reduced by $0.6 million for the first four quarters following the Effective Time, beginning with the fiscal quarter in which the Effective Time occurs (i.e., resulting in an aggregate $2.4 million waiver of base management fees), and (ii) the Manager will waive its right to seek reimbursement from the Company for any expenses otherwise reimbursable by the Company under the management agreement in an amount equal to approximately $1.3 million, which is the excess of $7.0 million over the aggregate Per Share Additional Manager Consideration paid by the Manager to the holders of WMC Common Stock under the Merger Agreement. The MITT Management Agreement Amendment became effective automatically upon the closing of the Merger.

Management fee

The Manager is entitled to a management fee equal to 1.50% per annum, calculated and paid quarterly, of the Company’s Stockholders’ Equity. For purposes of calculating the management fee, "Stockholders’ Equity" means the sum of the net proceeds from any issuances of equity securities (including preferred securities) since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance, and excluding any future equity issuance to the Manager), plus the Company’s retained earnings at the end of such quarter (without taking into account any non-cash equity compensation expense or other non-cash items incurred in current or prior periods), less any amount that the Company pays for repurchases of its common stock, excluding any unrealized gains, losses or other non-cash items that have impacted stockholders’ equity as reported in the Company’s financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP, and certain other non-cash charges after discussions between the Manager and the Company’s independent directors and after approval by a majority of the Company’s independent directors. Stockholders’ Equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders’ equity shown on the Company’s financial statements.

The below table details the management fees incurred during the years ended December 31, 2023 and 2022 (in thousands).

	Year Ended
Consolidated statements of operations line item:	December 31, 2023	December 31, 2022
Management fee to affiliate (1)	$7,711	$8,096
(1)For the year ended December 31, 2023, the Manager agreed to waive its right to receive management fees of $0.6 million pursuant to the MITT Management Agreement Amendment executed in connection with the Merger.

As of December 31, 2023 and 2022, the Company recorded management fees payable of $1.5 million and $2.1 million, respectively. The management fee payable is included within the "Due to affiliates" item within the "Other liabilities" line item on the consolidated balance sheets.

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

The Manager waived the annual incentive fee with respect to the fiscal years ending December 31, 2021 and December 31, 2022, and the annual incentive fee would first be payable with respect to the fiscal year ending December 31, 2023. During the year ended December 31, 2023, the Company did not incur any incentive fee expense.

Termination fee

Upon the occurrence of (i) the Company’s termination of the management agreement without cause or (ii) the Manager’s termination of the management agreement upon a breach by the Company of any material term of the management agreement, the Manager will be entitled to a termination fee equal to three times the average annual management fee during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter. As of December 31, 2023 and 2022, no event of termination of the management agreement had occurred.

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

The below table details the expense reimbursement incurred during the years ended December 31, 2023 and 2022 (in thousands).

	Year Ended
Consolidated statements of operations line item:	December 31, 2023	December 31, 2022
Non-investment related expenses (1)	$5,095	$4,646
Investment related expenses	467	755
Transaction related expenses	896	2,757
Expense reimbursements to Manager or its affiliates	$6,458	$8,158
(1)For the years ended December 31, 2023 and 2022, the Manager agreed to waive its right to receive expense reimbursements of $1.7 million and $1.5 million, respectively.

As of December 31, 2023 and 2022, the Company recorded a reimbursement payable to the Manager or its affiliates of $1.5 million and $1.3 million, respectively. The reimbursement payable to the Manager or its affiliates is included within the "Due to affiliates" item within the "Other liabilities" line item on the consolidated balance sheets.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Restricted stock grants

Equity Incentive Plans

Effective on April 15, 2020 upon the approval of the Company's stockholders at its 2020 annual meeting of stockholders, the 2020 Equity Incentive Plan provides for a maximum of 666,666 shares of common stock to be issued. The maximum number of shares of common stock granted during a single fiscal year to any non-employee director, taken together with any cash fees paid to such non-employee director during any fiscal year, shall not exceed $300,000 in total value (calculating the value of any such awards based on the grant date fair value). As of December 31, 2023, 464,234 shares of common stock were available to be awarded under the 2020 Equity Incentive Plan.

Since inception of the 2020 Equity Incentive Plan and through December 31, 2023, the Company has granted an aggregate of 176,470 shares of restricted common stock to its independent directors under its 2020 Equity Incentive Plan, all of which have vested.

On December 6, 2023, in connection with the WMC acquisition, the Company granted an aggregate 25,962 restricted stock units to the Company's two independent directors added to the Company's Board of Directors who previously served on WMC's board of directors. These restricted stock units and associated dividend equivalent units will vest in full on June 23, 2024, and will be settled in shares of the Company's common stock upon each of the independent director's separation from service with the Company.

Manager Equity Incentive Plans

Following approval of the Company's stockholders at its 2021 annual meeting of stockholders, the AG Mortgage Investment Trust, Inc. 2021 Manager Equity Incentive Plan (the "2021 Manager Plan") became effective on April 7, 2021 and provides for a maximum of 573,425 shares of common stock that may be subject to awards thereunder to the Manager. As of December 31, 2023, there were no shares or awards issued under the 2021 Manager Plan. Following the execution of the Third Amendment to the management agreement in November 2021 related to the incentive fee, the Company's compensation committee no longer expects to continue its historical practice of making periodic equity grants to the Manager pursuant to the 2021 Manager Equity Incentive Plan.

Restricted Stock Awards and Restricted Stock Units

The following table presents information with respect to the Company’s restricted stock and restricted stock units for the years ended December 31, 2023 and 2022.

	Year Ended December 31, 2023		Year Ended December 31, 2022
	Shares of Restricted Stock and Restricted Stock Units	Weighted Average Grant Date Fair Value	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Unvested at beginning of year	—	$—	—	$—
Granted (1)(2)	87,711	5.63	47,367	6.75
Vested	(61,749)	5.67	(47,367)	6.75
Forfeited	—	—	—	—
Unvested at end of year	25,962	$5.55	—	$—
(1)The grant date fair value of restricted stock awards is established as the average of the high and low prices of the Company's common stock at the grant date.
(2)The grant date fair value of restricted stock units issued in connection with the WMC acquisition is based on the closing market price of the Company's common stock at the grant date.

Equity based compensation of $0.4 million and $0.3 million was expensed during the years ended December 31, 2023 and 2022, respectively. Compensation costs related to restricted stock awards represent the grant date fair value of the restricted stock vested. Compensation costs related to restricted stock units issued in connection with the WMC acquisition to certain of the Company’s independent directors are amortized into expense over the vesting period on a straight-line basis.

Director compensation

As of December 31, 2023, the Company's Board of Directors consisted of six independent directors. The annual base director's fee for each independent director is $150,000, $70,000 of which is payable on a quarterly basis in cash and $80,000 of which is payable on a quarterly basis in shares of restricted common stock. The number of shares of restricted common stock to be issued each quarter to each independent director is determined based on the average of the high and low prices of the

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Company’s common stock on the New York Stock Exchange on the last trading day of each fiscal quarter. To the extent that any fractional shares would otherwise be issuable and payable to each independent director, a cash payment is made to each independent director in lieu of any fractional shares. All directors’ fees are paid pro rata (and restricted common stock grants determined) on a quarterly basis in arrears, and shares issued are fully vested and non-forfeitable. These shares may not be sold or transferred by such director during the time of their service as an independent member of the Company’s Board of Directors.

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

As part of the WMC acquisition, two independent board members who previously served on WMC's board of directors were appointed to the Company's board of directors.

Investments in debt and equity of affiliates

The Company invests in credit sensitive residential assets through affiliated entities which hold an ownership interest in the assets. The Company is one investor, amongst other investors managed by affiliates of TPG Angelo Gordon, in such entities and has applied the equity method of accounting for such investments.

Arc Home

On December 9, 2015, the Company, alongside private funds managed by TPG Angelo Gordon, through AG Arc, one of the Company’s indirect affiliates, formed Arc Home. The Company has an approximate 44.6% interest in AG Arc. Arc Home originates residential mortgage loans and retains the mortgage servicing rights associated with certain loans it originates. Arc Home is led by an external management team. The Company has chosen to make a fair value election with respect to its investment in AG Arc pursuant to ASC 825. The Company elected to treat its investment in AG Arc as a taxable REIT subsidiary.

MATH

On August 29, 2017, the Company, alongside private funds managed by TPG Angelo Gordon, formed MATH to conduct a residential mortgage investment strategy. MATH in turn sponsored the formation of Mortgage Acquisition Trust I LLC ("MATT") to purchase predominantly Non-QM Loans. MATT made an election to be treated as a REIT beginning with the 2018 tax year. As of December 31, 2023, the Company has an approximate 47.0% interest in MATH. Refer to the "MATH Transaction" section below for additional details on the Company's increase in ownership interest during 2023. As of December 31, 2023, MATH, through its wholly owned subsidiary MATT, only holds risk-retention tranches from past securitizations which continue to pay down and the Company does not expect MATT to acquire additional investments.

LOTS

On May 15, 2019 and November 14, 2019, the Company, alongside private funds managed by TPG Angelo Gordon, formed LOT SP I LLC and LOT SP II LLC, respectively, (collectively, "LOTS"). The Company has an approximate 47.5% and 50.0% interest in LOT SP I LLC and LOT SP II LLC, respectively. LOTS were formed to originate first mortgage loans to third-party land developers and home builders for the acquisition and horizontal development of land ("Land Related Financing"). During the year ended December 31, 2023, the Land Related Financing assets held within LOTS paid off in full.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Summary of investments in debt and equity of affiliates and related earnings

The below table summarizes the components of the "Investments in debt and equity of affiliates" line item on the Company's consolidated balance sheets as of December 31, 2023 and 2022 and the "Equity in earnings/(loss) from affiliates" line item on the Company's consolidated statements of operations for the years ended December 31, 2023 and 2022 (in thousands).

	December 31, 2023				December 31, 2022
	Assets	Liabilities	Equity	Net Income/(Loss)	Assets	Liabilities	Equity	Net Income/(Loss)
Non-QM Securities (1)	$15,257	$—	$15,257	$3,992	$31,067	$(16,409)	$14,658	$1,261
Land Related Financing	—	—	—	758	10,688	—	10,688	1,621
Re/Non-Performing Securities	7,569	(3,605)	3,964	782	7,854	(4,406)	3,448	594
Residential investments - Fair value / Net income /(loss)	$22,826	$(3,605)	$19,221	$5,532	$49,609	$(20,815)	$28,794	$3,476

AG Arc - Fair value / Net income/(loss)	33,574	—	33,574	(6,922)	39,680	—	39,680	(13,734)

Cash and Other assets/(liabilities)	2,361	(53)	2,308	—	3,290	(700)	2,590	—

Investments in debt and equity of affiliates / Equity in earnings/(loss) from affiliates	$58,761	$(3,658)	$55,103	$(1,390)	$92,579	$(21,515)	$71,064	$(10,258)
(1)As of December 31, 2023, MATH, through its wholly owned subsidiary MATT, only holds risk-retention tranches from past securitizations which continue to pay down and the Company does not expect MATT to acquire additional investments.

Transactions with affiliates

Transactions with Red Creek Asset Management LLC

In connection with the Company’s investments in residential mortgage loans, the Company engages asset managers to provide advisory, consultation, asset management, and other services. The Company engaged Red Creek Asset Management LLC (the "Asset Manager"), a related party of the Manager and direct subsidiary of TPG Angelo Gordon, as the asset manager for certain of its residential mortgage loans. The Company pays the Asset Manager asset management fees which are assessed periodically by a third-party valuation firm. The below details the fees paid by the Company to the Asset Manager during the years ended December 31, 2023 and 2022 (in thousands).

	Year Ended
	December 31, 2023	December 31, 2022
Fees paid to Asset Manager	$2,833	$2,742

As of December 31, 2023 and 2022, the Company recorded asset management fees payable of $0.2 million and $0.2 million, respectively. Asset management fees payable are included within the "Due to affiliates" item within the "Other liabilities" line item on the consolidated balance sheets.

Transactions with Arc Home

Arc Home may sell loans to the Company, third-parties, or affiliates of the Manager. The below table details the unpaid principal balance of Non-Agency Loans and Agency-Eligible Loans sold to the Company and private funds under the management of TPG Angelo Gordon during the years ended December 31, 2023 and 2022 (in thousands).

	Year Ended
	December 31, 2023	December 31, 2022
Residential mortgage loans sold by Arc Home to the Company	$674,955	$1,086,937
Residential mortgage loans sold by Arc Home to private funds under the management of TPG Angelo Gordon	331,382	212,341

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
In connection with the sale of loans from Arc Home to the Company, the Company eliminates any intra-entity profits or losses typically recognized through the "Equity in earnings/(loss) from affiliates" line item on the Company's consolidated statement of operations and adjusts the cost basis of the underlying loans resulting in unrealized gains or losses on the underlying loans. The table below summarizes intra-entity profits eliminated during the years ended December 31, 2023 and 2022 (in thousands).

	Year Ended
	December 31, 2023	December 31, 2022
Intra-Entity Profits Eliminated	$1,442	$6,032

As of December 31, 2022, the Company recorded a $0.5 million receivable from Arc Home related to certain loans purchased from Arc Home which was recorded within the "Other assets" line item on the consolidated balance sheets. The Company received payment for the full amount from Arc Home during year ended December 31, 2023.

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

Date	Transaction	Fair Value (1)	Pricing Methodology
June 2023	Purchase of Real Estate Securities	$0.3	Competitive bidding process (2)
November 2023	Purchase of Real Estate Securities (4)	4.8	Third party pricing vendors (3)
November 2023	Purchase of MATH (4)	0.9	Third party pricing vendors (3)
(1)As of the transaction date.
(2)The Company submitted an offer to purchase the securities from an affiliate in a competitive bidding process, which allowed the Company to confirm third-party market pricing and best execution.
(3)Pricing was based on valuations prepared by third-party pricing vendors in accordance with the Company's policy.
(4)Refer to the "MATH Transaction" below.

MATH Transaction

In November 2023, the Company's 44.6% allocation of certain bonds retained from past securitizations and held through its investment in MATH was transferred directly to the Company and the Company purchased an additional 13.1% of these bonds from other funds managed by TPG Angelo Gordon who were invested in MATH alongside the Company. These bonds are currently recorded in the Company's "Real estate securities, at fair value" line item on the consolidated balance sheets. Additionally, the Company purchased an additional interest in MATH from other funds managed by TPG Angelo Gordon, increasing its ownership interest in MATH from 44.6% to 47.0%. Subsequent to this transaction, MATH, through its wholly owned subsidiary MATT, only holds risk-retention tranches from past securitizations which continue to pay down and the Company does not expect MATT to acquire additional investments.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
11. Equity

Stock repurchase programs

On November 3, 2015, the Company’s Board of Directors authorized a stock repurchase program to repurchase up to $25.0 million of the Company's outstanding common stock (the "2015 Repurchase Program"). As of June 30, 2022, the $25.0 million maximum repurchase amount authorized under the 2015 Repurchase Program was fully utilized. The table below details the Company's share repurchases under the 2015 Repurchase Program during the year ended December 31, 2022.

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

On August 3, 2022, the Company's Board of Directors authorized a stock repurchase program (the "2022 Repurchase Program") to repurchase up to $15.0 million of the Company’s outstanding common stock on substantially the same terms as the 2015 Repurchase Program. The 2022 Repurchase Program does not have an expiration date and permits the Company to repurchase its shares through various methods, including open market repurchases, privately negotiated block transactions and Rule 10b5-1 plans. The Company may repurchase shares of its common stock from time to time in compliance with SEC regulations and other legal requirements. The extent to which the Company repurchases its shares, and the timing, manner, price, and amount of any such repurchases, will depend upon a variety of factors including market conditions and other corporate considerations as determined by the Company’s management, as well as the limits of the 2022 Repurchase Program and the Company's liquidity and business strategy. The 2022 Repurchase Program does not obligate the Company to acquire any particular amount of shares and may be modified or discontinued at any time. As of December 31, 2023, approximately $1.5 million of common stock remained authorized for future share repurchases under the 2022 Repurchase Program. The table below details the Company's share repurchases under the 2022 Repurchase Program during the years ended December 31, 2023 and 2022.

Three Months Ended (1)	Total Number of Shares Purchased	Weighted Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value that May Yet Be Purchased Under the Program (2)
2023
March 31, 2023	923,261	$5.68	923,261	$2,569,940
June 30, 2023	187,020	5.93	187,020	1,461,810
September 30, 2023	—	—	—	1,461,810
December 31, 2023	—	—	—	1,461,810
2023 Total	1,110,281	$5.72	1,110,281	$1,461,810

2022
September 30, 2022	384,587	$6.08	384,587	$12,660,645
December 31, 2022	852,927	5.68	852,927	7,817,003
2022 Total	1,237,514	$5.81	1,237,514	$7,817,003
(1)Based on trade date.
(2)Includes brokerage commissions and clearing fees.

On May 4, 2023, the Company's Board of Directors authorized a stock repurchase program (the "2023 Repurchase Program") to repurchase up to $15.0 million of the Company’s outstanding common stock on substantially the same terms as the 2022 Repurchase Program. As of December 31, 2023, the full $15.0 million authorized amount remains available for repurchase under the 2023 Repurchase Program. This authorization is in addition to the amount remaining under the 2022 Repurchase Program.

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

Equity distribution agreements

The Company has entered into an equity distribution agreement with each of Credit Suisse Securities (USA) LLC and JMP Securities LLC (collectively, the "Sales Agents"), which the Company refers to as the "Equity Distribution Agreements," pursuant to which the Company may sell up to $100.0 million aggregate offering price of shares of its common stock from time to time through the Sales Agents under the Securities Act of 1933. The Company did not issue any shares of common stock under the Equity Distribution Agreements during the years ended December 31, 2023 and 2022. Since inception of the program, the Company has issued approximately 2.2 million shares of common stock under the Equity Distribution Agreements for gross proceeds of $48.3 million.

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

Preferred stock

The Company is authorized to designate and issue up to 50.0 million shares of preferred stock, par value $0.01 per share, in one or more classes or series. As of December 31, 2023 and 2022, there were 1.7 million, 3.7 million, and 3.7 million of Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock, respectively, issued and outstanding.

The following table includes a summary of preferred stock issued and outstanding as of December 31, 2023 ($ and shares in thousands).

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

12. Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2023, the Company was not involved in any material legal proceedings.

The below table details the Company's outstanding commitments as of December 31, 2023 (in thousands).

Commitment Type	Date of Commitment	Total Commitment	Funded Commitment	Remaining Commitment
Non-Agency and Agency-Eligible Loans (1)	Various	$74,198	$—	$74,198
(1)The Company entered into forward purchase commitments to acquire certain Non-Agency and Agency-Eligible Loans from Arc Home which have not yet settled as of December 31, 2023. Refer to Note 10 "Transactions with affiliates" for more information.

13. Investments in unconsolidated equity method affiliates

The following table details the summarized balance sheets for the Company’s unconsolidated ownership interests in affiliates accounted for using the equity method as of December 31, 2023 and 2022 (in thousands).

	December 31, 2023				December 31, 2022
	AG Arc (1)	Non-QM Loans (2)	Re/Non-Performing Securities (3)	Total
Assets
Loans and real estate securities, at fair value	$152,536	$32,463	$33,400	$218,399	$174,858
Mortgage servicing rights, at fair value	84,980	—	—	84,980	91,569
Cash and cash equivalents	13,930	2,743	3,653	20,326	27,127
Restricted cash	337	—	—	337	459
Other assets (4)	38,322	548	104	38,974	46,607
Total Assets	$290,105	$35,754	$37,157	$363,016	$340,620

Liabilities
Financing arrangements	$169,476	$—	$15,910	$185,386	$120,010
Other liabilities (4)	45,332	31	168	45,531	54,031
Total Liabilities	214,808	31	16,078	230,917	174,041

Total Members' Equity
Total Member's equity	75,297	35,723	21,079	132,099	166,579

Total Liabilities & Members' Equity	$290,105	$35,754	$37,157	$363,016	$340,620

The Company's Investments in debt and equity of affiliates	$33,574	$16,750	$4,779	$55,103	$71,064
(1)As of December 31, 2023, the Company has an approximate 44.6% interest in AG Arc.
(2)As of December 31, 2023, the Company has an approximate 47.0% interest in MATH.
(3)As of December 31, 2023, the Company has an approximate 22.7% interest in the entity which holds Re/Non-Performing Securities.
(4)Arc Home, as an issuer, has the unilateral right to repurchase Ginnie Mae pool loans it has previously sold or loans in pools it acquired in an MSR purchase (generally loans that are more than 90 days past due). When Arc Home determines there is more than a trivial benefit to repurchase the loans, it records the loans on its consolidated balance sheets as an asset and a corresponding liability. As of December 31, 2023 and 2022, Other assets and Other liabilities included loans eligible to be repurchased in the amount of $31.5 million and $36.7 million, respectively.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table details the summarized statements of operations for the Company’s unconsolidated ownership interests in affiliates accounted for using the equity method for the years ended December 31, 2023 and 2022 (in thousands).

	Year Ended
	December 31, 2023					December 31, 2022
	AG Arc (1)	Non-QM Loans (2)	Land Related Financing (3)	Re/Non-Performing Securities (4)	Total
Net Interest Income
Interest income	$12,008	$9,195	$2,069	$4,295	$27,567	$27,958
Interest expense	13,017	1,400	—	1,270	15,687	11,912
Total Net Interest Income	(1,009)	7,795	2,069	3,025	11,880	16,046

Other Income/(Loss)
Net realized gain/(loss)	14,177	(8,845)	—	—	5,332	22,897
Net unrealized gain/(loss)	(13,059)	10,628	—	621	(1,810)	(11,434)
Other income/(loss), net (5)	24,490	—	—	—	24,490	22,404
Total Other Income	25,608	1,783	—	621	28,012	33,867

Expenses	36,886	488	521	194	38,089	58,544

Net Income/(Loss)	$(12,287)	$9,090	$1,548	$3,452	$1,803	$(8,631)

The Company's Equity in earnings/(loss) from affiliates	$(6,922)	$3,992	$758	$782	$(1,390)	$(10,258)
(1)The Company has an approximate 44.6% interest in AG Arc. The Company's equity in earnings/(loss) from AG Arc does not include $1.4 million and $6.0 million of gains recorded by Arc Home in connection with the sale of residential mortgage loans to the Company for the years ended December 31, 2023 and 2022, respectively. Refer to Note 2 and Note 10 for more information on this accounting policy.
(2)As of December 31, 2023, the Company has an approximate 47.0% interest in MATH. During 2023, the Company increased its ownership in MATH from 44.6% to 47.0%. See Note 10 for more information on this transaction.
(3)The Company has an approximate 47.5% and 50% interest in LOT SP I LLC and LOT SP II LLC, respectively.
(4)The Company has an approximate 22.7% interest in the entity which holds Re/Non-Performing Securities.
(5)"Other income/(loss), net" at AG Arc includes servicing revenue.

Refer to Note 2 and Note 10 for more detail on the Company’s investments in unconsolidated equity method affiliates.

14. Subsequent Events

On January 26, 2024, the Company completed the issuance of $34.5 million aggregate principal amount of its 9.500% Senior Notes due 2029 for net proceeds of approximately $32.8 million in a public offering pursuant to the Company’s effective registration statement on Form S-3 (File No. 333-255931) filed with the SEC pursuant to Rule 424(b) under the Securities Act.

The Company repurchased $7.1 million of aggregate principal amount of its outstanding Legacy WMC Convertible Notes.

The Company executed a rated Non-Agency securitization, in which loans with a total unpaid principal balance of $377.5 million were securitized, converting financing from recourse financing with mark-to-market margin calls to non-recourse financing without mark-to-market margin calls.

The Company announced that on February 16, 2024 its Board of Directors declared first quarter 2024 preferred stock dividends on its Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock in the amount of $0.51563, $0.50 and $0.50 per share, respectively. The dividends will be paid on March 18, 2024 to holders of record on February 29, 2024.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2023, an evaluation was performed, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer, with the participation of management, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023 in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2023 based on Internal Control—Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that the Company's internal control over financial reporting is effective as of December 31, 2023.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days after the Company's fiscal year ended December 31, 2023.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days after the Company's fiscal year ended December 31, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days after the Company's fiscal year ended December 31, 2023.

Equity compensation plan information

We have adopted equity incentive plans to provide incentive compensation to attract and retain qualified directors, officers, consultants and advisors, including our Manager and personnel of our Manager and its affiliates detailed below.

Equity Incentive Plan

Effective on April 15, 2020 upon the approval of the Company's stockholders at its 2020 annual meeting of stockholders, the 2020 Equity Incentive Plan provides for a maximum of 666,666 shares of common stock to be issued. As of December 31, 2023, 464,234 shares of common stock were available to be awarded under the 2020 Equity Incentive Plan.

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

The following table presents certain information about our equity incentive plans as of December 31, 2023:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column of this Table)
Equity compensation plans approved by stockholders
2020 Equity Incentive Plan	—	$—	464,234
2021 Manager Plan	—	—	573,425
Equity compensation plans not approved by stockholders	—	—	—
Total	—	$—	1,037,659

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days after the Company's fiscal year ended December 31, 2023.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days after the Company's fiscal year ended December 31, 2023.

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

Exhibit No.	Description
4.4
Specimen 8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock Certificate, incorporated by reference to Exhibit 3.9 of the Company's Registration Statement on Form 8-A12B, filed with the Securities and Exchange Commission on September 16, 2019.

4.5*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

4.6
Indenture, dated as of October 2, 2017, by and between Western Asset Mortgage Capital Corporation and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 4.1 of Western Asset Mortgage Capital Corporation's Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 3, 2017.

4.7
Second Supplemental Indenture, dated as of September 14, 2021, by and between Western Asset Mortgage Capital Corporation and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 4.2 of Western Asset Mortgage Capital Corporation's Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 14, 2021.

4.8
Third Supplemental Indenture, dated as of December 6, 2023, by and among the AG Mortgage Investment Trust, Inc., AGMIT Merger Sub, LLC, Western Asset Mortgage Capital Corporation and Computershare Trust Company, National Association, as successor to Wells Fargo Bank, National Association, incorporated by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 6, 2023.

4.9
Form of 6.75% Convertible Senior Notes due 2024, attached as Exhibit A to the Second Supplemental Indenture filed as Exhibit 4.2 hereto, incorporated by reference to Exhibit 4.2 of Western Asset Mortgage Capital Corporation's Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 14, 2021.

4.10
Indenture, dated January 26, 2024, between AG Mortgage Investment Trust, Inc. and U.S. Bank Trust Company, National Association, as Trustee, incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form 8-A12B, filed with the Securities and Exchange Commission on January 26, 2024.

4.11
First Supplemental Indenture, dated January 26, 2024, between AG Mortgage Investment Trust, Inc. and U.S. Bank Trust Company, National Association, as Trustee, incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form 8-A12B, filed with the Securities and Exchange Commission on January 26, 2024.

4.12
Form of 9.500% Senior Notes Due 2029 of AG Mortgage Investment Trust, Inc. (attached as Exhibit A to the First Supplemental Indenture, incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form 8-A12B, filed with the Securities and Exchange Commission on January 26, 2024).

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

10.10
Fourth Amendment to Management Agreement, dated as of August 8, 2023, by and between AG Mortgage Investment Trust, Inc. and AG REIT Management, LLC, incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 9, 2023.

10.11†
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

10.13†
Form of Award Agreement Under the AG Mortgage Investment Trust, Inc. 2020 Equity Incentive Plan, dated as of April 15, 2020, incorporated by reference to Exhibit 10.60 on the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed with the Securities and Exchange Commission on August 8, 2020.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included on the signature page).

31.1*	Certification of Thomas J. Durkin pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Anthony W. Rossiello pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Thomas J. Durkin pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Anthony W. Rossiello pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	AG Mortgage Investment Trust, Inc. Clawback Policy.

Exhibit No.	Description

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

*     Filed herewith.

†     Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AG MORTGAGE INVESTMENT TRUST, INC.

March 11, 2024	By:	/s/ THOMAS J. DURKIN
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

March 11, 2024	By:	/s/ THOMAS J. DURKIN
Thomas J. Durkin Director, Chief Executive Officer and President (Principal Executive Officer)

March 11, 2024	By:	/s/ ANTHONY W. ROSSIELLO
Anthony W. Rossiello Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)

March 11, 2024	By:	/s/ NICHOLAS SMITH
Nicholas Smith Director, Chief Investment Officer

March 11, 2024	By:	/s/ DEBRA HESS
Debra Hess Non-Executive Chair, Director

March 11, 2024	By:	/s/ PETER LINNEMAN
Peter Linneman Director

March 11, 2024	By:	/s/ DIANNE HURLEY
Dianne Hurley Director

March 11, 2024	By:	/s/ MATTHEW JOZOFF
Matthew Jozoff Director

March 11, 2024	By:	/s/ M. CHRISTIAN MITCHELL
M. Christian Mitchell Director

March 11, 2024	By:	/s/ LISA QUATEMAN
Lisa Quateman Director