Form 10-Q
period 2024-03-31
AG Mortgage Investment Trust, Inc.
filed 2024-05-07
CIK 1514281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________

FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Yes   ☐     No   ☒
As of May 3, 2024, there were 29,473,725 outstanding shares of common stock of AG Mortgage Investment Trust, Inc.

AG MORTGAGE INVESTMENT TRUST, INC.

PART I

ITEM 1. FINANCIAL STATEMENTS

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands, except per share data)

	March 31, 2024	December 31, 2023
Assets
Securitized residential mortgage loans, at fair value - $663,327 and $645,876 pledged as collateral, respectively (1)	$5,645,004	$5,358,281
Residential mortgage loans, at fair value - $196,752 and $315,225 pledged as collateral, respectively	204,351	317,631
Commercial loans, at fair value - $66,474 and $66,303 pledged as collateral, respectively	66,474	66,303
Real estate securities, at fair value - $223,949 and $155,115 pledged as collateral, respectively	271,868	162,821
Investments in debt and equity of affiliates	54,842	55,103
Cash and cash equivalents	100,287	111,534
Restricted cash	16,347	14,039
Other assets	41,495	40,716
Total Assets	$6,400,668	$6,126,428

Liabilities
Securitized debt, at fair value (1)	$4,980,942	$4,711,623
Financing arrangements	734,001	767,592
Convertible senior unsecured notes	78,530	85,266
Senior unsecured notes	32,810	—
Dividend payable	5,301	1,472
Other liabilities (2)	29,519	32,107
Total Liabilities	5,861,103	5,598,060
Commitments and Contingencies (Note 12)
Stockholders’ Equity
Preferred stock - $227,991 aggregate liquidation preference	220,472	220,472
Common stock, par value $0.01 per share; 450,000 shares of common stock authorized and 29,453 and 29,437 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	295	294
Additional paid-in capital	823,908	823,715
Retained earnings/(deficit)	(505,110)	(516,113)
Total Stockholders’ Equity	539,565	528,368

Total Liabilities and Stockholders’ Equity	$6,400,668	$6,126,428
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

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31, 2024	March 31, 2023
Net Interest Income
Interest income	$95,572	$57,803
Interest expense	78,393	46,188
Total Net Interest Income	17,179	11,615

Other Income/(Loss)
Net interest component of interest rate swaps	1,900	1,020
Net realized gain/(loss)	(1,103)	100
Net unrealized gain/(loss)	10,014	8,717
Total Other Income/(Loss)	10,811	9,837

Expenses
Management fee to affiliate (1)	1,741	2,075
Non-investment related expenses (1)	3,114	2,820
Investment related expenses (1)	3,283	2,326
Transaction related expenses (1)	999	1,707
Total Expenses	9,137	8,928

Income/(loss) before equity in earnings/(loss) from affiliates	18,853	12,524

Equity in earnings/(loss) from affiliates	2,037	16
Net Income/(Loss)	20,890	12,540

Dividends on preferred stock	(4,586)	(4,586)

Net Income/(Loss) Available to Common Stockholders	$16,304	$7,954

Earnings/(Loss) Per Share of Common Stock
Basic	$0.55	$0.38
Diluted	$0.55	$0.38

Weighted Average Number of Shares of Common Stock Outstanding
Basic	29,453	21,066
Diluted	29,479	21,066

(1)Refer to Note 10 for additional details on related party transactions.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands)

For the Three Months Ended March 31, 2024 and March 31, 2023
	Common Stock		Preferred Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)
	Shares	Amount				Total
Balance at January 1, 2024	29,437	$294	$220,472	$823,715	$(516,113)	$528,368
Grant of restricted stock and amortization of equity based compensation	16	1	—	193	—	194
Common dividends declared	—	—	—	—	(5,301)	(5,301)
Preferred dividends declared	—	—	—	—	(4,586)	(4,586)
Net Income/(Loss)	—	—	—	—	20,890	20,890
Balance at March 31, 2024	29,453	$295	$220,472	$823,908	$(505,110)	$539,565

	Common Stock		Preferred Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)
	Shares	Amount				Total
Balance at January 1, 2023	21,284	$212	$220,472	$778,606	$(536,490)	$462,800
Repurchase of common stock	(923)	(9)	—	(5,235)	—	(5,244)
Grant of restricted stock	16	1	—	86	—	87
Common dividends declared	—	—	—	—	(3,684)	(3,684)
Preferred dividends declared	—	—	—	—	(4,586)	(4,586)
Net Income/(Loss)	—	—	—	—	12,540	12,540
Balance at March 31, 2023	20,377	$204	$220,472	$773,457	$(532,220)	$461,913

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended
	March 31, 2024	March 31, 2023
Cash Flows from Operating Activities
Net income/(loss)	$20,890	$12,540
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Net amortization of premium/(discount)	2,428	1,492
Net realized (gain)/loss	1,103	(100)
Net unrealized (gain)/loss	(10,014)	(8,717)
Grant of restricted stock and amortization of equity based compensation	194	87
Equity in (earnings)/loss from affiliates	(2,037)	(16)
Distributions of income from investments in debt and equity of affiliates	887	158
Change in operating assets/liabilities:
Other assets	3,056	977
Other liabilities	(4,535)	108
Net cash provided by (used in) operating activities	11,972	6,529

Cash Flows from Investing Activities
Purchases of residential mortgage loans	(288,145)	(22,834)
Purchases of real estate securities	(127,991)	(276,265)
Investments in debt and equity of affiliates	—	(700)
Proceeds from sales of residential mortgage loans	—	66,551
Proceeds from sales of real estate securities	19,318	—
Principal repayments on residential mortgage loans	140,625	73,956
Principal repayments on real estate securities	869	712
Distributions received in excess of income from investments in debt and equity of affiliates	1,611	1,983
Net settlement of interest rate swaps and other instruments	4,390	(1,175)
Net settlement of TBAs	10	179
Cash flows provided by other investing activities	1,082	371
Net cash provided by (used in) investing activities	(248,231)	(157,222)

Cash Flows from Financing Activities
Repurchase of common stock	—	(5,244)
Net borrowings under (repayments of) financing arrangements	(30,295)	8,271
Principal repayments on fixed-rate long-term financing arrangements	(2,895)	—
Proceeds from issuance of senior unsecured notes	32,763	—
Repurchases of convertible senior unsecured notes	(7,059)	—
Deferred financing costs paid	(142)	(9)
Proceeds from issuance of securitized debt	365,602	235,709
Principal repayments on securitized debt	(124,596)	(66,957)
Net collateral received from (paid to) derivative counterparty	—	(9,026)
Dividends paid on common stock	(1,472)	(3,846)
Dividends paid on preferred stock	(4,586)	(4,586)
Net cash provided by (used in) financing activities	227,320	154,312

	Three Months Ended
	March 31, 2024	March 31, 2023

Net change in cash and cash equivalents and restricted cash	(8,939)	3,619
Cash and cash equivalents and restricted cash, Beginning of Period	125,573	98,803
Cash and cash equivalents and restricted cash, End of Period	$116,634	$102,422

Supplemental disclosure of cash flow information:
Cash paid for interest on financing arrangements and securitized debt	$72,178	$42,932
Cash paid for income taxes	$121	$—

Supplemental disclosure of non-cash financing and investing activities:
Common stock dividends declared but not paid	$5,301	$3,684
Transfer from residential mortgage loans to other assets	$255	$915

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	March 31, 2024	March 31, 2023
Cash and cash equivalents	$100,287	$87,876
Restricted cash	16,347	14,546
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$116,634	$102,422

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2024

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

On December 6, 2023, the Company acquired Western Asset Mortgage Capital Corporation ("WMC"), an externally managed mortgage REIT that focused on investing in, financing and managing a portfolio of residential mortgage loans, real estate related securities, and commercial real estate loans. For more information, refer to the "WMC Acquisition" section below.

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

Re- and Non-Performing Loans(1)	•Performing, re-performing, and non-performing loans are residential mortgage loans collateralized by a first lien mortgaged property.
Non-Agency RMBS(2)	•Non-Agency Residential Mortgage-Backed Securities ("RMBS") represent fixed- and floating-rate RMBS issued by entities other than U.S. GSEs or agencies of the U.S. government.
Agency RMBS(2)	•Agency RMBS represent interests in pools of residential mortgage loans guaranteed by a GSE such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government such as Ginnie Mae.

Legacy WMC Commercial Investments(3)
Commercial Loans	•Commercial loans represent first lien commercial mortgage loans participations.
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
March 31, 2024

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
March 31, 2024
Pursuant to the Merger Agreement, approximately 9.2 million shares of MITT common stock were issued to former WMC common stockholders and, following the consummation of the Merger, former WMC common stockholders owned approximately 31% of the common equity of MITT.

Purchase Price Allocation

The Company completed the WMC acquisition on December 6, 2023 to support continued growth of the Company and to create efficiency and scale for stockholders. The Company accounted for this transaction in accordance with Accounting Standards Codification ("ASC") 805, "Business Combinations" using the acquisition method of accounting, which requires, among other things, that the assets acquired and liabilities assumed be recognized at fair value as of the acquisition date. The following table summarizes the allocation of the total consideration paid to acquire the assets and assume the liabilities of WMC (in thousands, except exchange ratio and per share amounts).

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

The fair value of the assets acquired and liabilities assumed required the use of significant assumptions and estimates. Critical estimates included, but were not limited to, future expected cash flows related to these assets and liabilities and the applicable discount rates. These estimates were based on assumptions that management believes to be reasonable; however, actual results may differ from these estimates. The assessment of fair value is based on information that was available to management at the

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2024
time the consolidated financial statements were prepared. Those estimates and assumptions are subject to change as management obtains additional information related to those estimates during the applicable measurement period. The final determination must occur within one year of the acquisition date.

Under the acquisition method of accounting, merger-related transaction costs (such as advisory, legal, valuation, and other professional fees) are not included as components of consideration transferred but are expensed in the periods in which the costs are incurred. The Company incurred transaction costs of $6.0 million during the third and fourth quarters of 2023, which were included in the "Transaction related expenses" line item in the consolidated statements of operations.

At acquisition, the Company recognized a bargain purchase gain of $30.2 million which was separately recorded in the consolidated statements of operations. The bargain purchase gain represents the amount by which the fair value of the net assets acquired in the acquisition exceeds the fair value of the shares of MITT common stock issued as consideration at the Effective Time. As a result of macroeconomic factors and interest rate volatility, the prices per share of common stock of certain companies within the mortgage REIT industry have traded at discounts to book values per share in recent periods, which contributed to the bargain purchase gain recorded on the WMC acquisition.

Unaudited Supplemental Pro Forma Financial Information

The following table presents unaudited pro forma combined interest income and net income/(loss) available to common stockholders for the three months ended March 31, 2023 prepared as if the Merger had been consummated on January 1, 2023 (in thousands).

Three months ended March 31, 2023
Interest income	$77,235
Net Income/(Loss) Available to Common Stockholders	15,104

The unaudited supplemental pro forma financial information includes adjustments to reflect the deconsolidation of certain VIEs held by WMC, as well as adjustments to management fees and certain other expenses. The unaudited supplemental pro forma financial information does not include any anticipated expense synergies or other anticipated benefits of the Merger and, accordingly, the unaudited supplemental pro forma financial information is not necessarily indicative of either future results of operations or results that might have been achieved had the Merger occurred on January 1, 2023.

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

Significant accounting policies

There have been no significant changes to the Company's accounting policies included in Note 2 to the consolidated financial statements of the Company’s Form 10-K for the year ended December 31, 2023. These unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2023 included in the Company’s Form 10-K.

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
March 31, 2024

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

Debt issuance costs

Debt issuance costs are costs incurred by the Company in connection with the issuance of Senior Unsecured Notes or other financing where the fair value option has not been elected. These costs may include underwriting commissions, rating agency, legal, accounting, and other fees. Debt issuance costs are included on the Company’s consolidated balance sheets as a direct reduction from the related financing liability. These costs are deferred and amortized over the life of the related financing as an adjustment to interest expense using the effective interest method.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2024
Recent accounting pronouncements

Debt with conversion and other options

In August 2020, FASB issued ASU 2020-06, "Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging- Contracts in Entity's Own Equity (Subtopic 815-40)." The amendments in this update affect entities that issue convertible instruments and/or contracts in an entity's own equity. For convertible instruments, the instruments primarily affected are those issued with beneficial conversion features or cash conversion features because the accounting models for those specific features are removed. This ASU is effective for the year ended December 31, 2024. The Company's adoption of ASU 2020-06 during the three months ended March 31, 2024 did not have a material impact on the consolidated financial statements.

Segment Reporting

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." ASU 2023-07 intends to improve reportable segment disclosure requirements, primarily through enhanced disclosures related to significant segment expenses. In addition, this standard is expected to enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss and provides new segment disclosure requirements for entities with a single reportable segment. ASU 2023-07 is effective on a retrospective basis for annual periods beginning after December 15, 2023, for interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company does not expect the adoption of the new standard to have a material effect on its consolidated financial statements.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2024
3. Loans

Residential mortgage loans

The tables below detail information regarding the Company’s residential mortgage loan portfolio as of March 31, 2024 and December 31, 2023 ($ in thousands). The gross unrealized gains/(losses) in the table below represent inception to date gains/(losses).

	Unpaid Principal Balance			Gross Unrealized			Weighted Average
March 31, 2024		Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years) (1)
Securitized residential mortgage loans, at fair value (2)
Non-Agency Loans (3)	$5,854,878	$(25,250)	$5,829,628	$33,960	$(396,033)	$5,467,555	5.33%	5.64%	9.63
Re- and Non-Performing Loans	212,525	(16,622)	195,903	—	(18,454)	177,449	3.97%	6.27%	5.78
Total Securitized residential mortgage loans, at fair value	$6,067,403	$(41,872)	$6,025,531	$33,960	$(414,487)	$5,645,004	5.28%	5.66%	9.49

Residential mortgage loans, at fair value
Non-Agency Loans	$97,544	$1,112	$98,656	$1,131	$(643)	$99,144	8.16%	7.15%	3.09
Agency-Eligible Loans	99,930	2,397	102,327	658	(30)	102,955	7.72%	6.98%	3.67
Re- and Non-Performing Loans	2,439	(1,519)	920	1,332	—	2,252	N/A	116.45%	1.62
Total Residential mortgage loans, at fair value	$199,913	$1,990	$201,903	$3,121	$(673)	$204,351	7.94%	8.27%	3.36

Total as of March 31, 2024	$6,267,316	$(39,882)	$6,227,434	$37,081	$(415,160)	$5,849,355	5.36%	5.75%	9.30

	Unpaid Principal Balance			Gross Unrealized			Weighted Average
December 31, 2023		Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years) (1)
Securitized residential mortgage loans, at fair value (2)
Non-Agency Loans (3)	$5,599,960	$(32,250)	$5,567,710	$29,603	$(422,144)	$5,175,169	5.19%	5.51%	10.37
Re- and Non-Performing Loans	217,098	(17,465)	199,633	199	(16,720)	183,112	3.88%	6.30%	6.10
Total Securitized residential mortgage loans, at fair value	$5,817,058	$(49,715)	$5,767,343	$29,802	$(438,864)	$5,358,281	5.14%	5.54%	10.21

Residential mortgage loans, at fair value
Non-Agency Loans	$92,033	$835	$92,868	$2,222	$(574)	$94,516	8.10%	7.29%	3.14
Agency-Eligible Loans	212,350	3,535	215,885	4,824	—	220,709	7.94%	7.28%	3.37
Re- and Non-Performing Loans	2,604	(1,630)	974	1,432	—	2,406	N/A	112.97%	1.69
Total Residential mortgage loans, at fair value	$306,987	$2,740	$309,727	$8,478	$(574)	$317,631	7.99%	8.08%	3.29

Total as of December 31, 2023	$6,124,045	$(46,975)	$6,077,070	$38,280	$(439,438)	$5,675,912	5.28%	5.68%	9.86
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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2024
The following tables present information regarding credit quality of the Company's residential mortgage loans ($ in thousands).

	Unpaid Principal Balance		Weighted Average (1)(2)		Aging by Unpaid Principal Balance (1)(3)
March 31, 2024		Loan Count (1)	Original LTV Ratio (4)	Current FICO (5)	Current	30-59 Days	60-89 Days	90+ Days
Securitized residential mortgage loans
Non-Agency Loans	$5,854,878	14,239	67.03%	748	$5,674,716	$68,456	$41,483	$70,223
Re- and Non-Performing Loans	212,525	1,459	79.78%	659	149,877	17,683	7,690	37,275
Total Securitized residential mortgage loans	$6,067,403	15,698	67.48%	745	$5,824,593	$86,139	$49,173	$107,498
Residential mortgage loans
Non-Agency Loans	$97,544	182	74.36%	726	$91,110	$731	$—	$5,703
Agency-Eligible Loans	99,930	258	72.86%	771	99,930	—	—	—
Re- and Non-Performing Loans (1)	2,439	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Total Residential mortgage loans	$199,913	440	73.60%	749	$191,040	$731	$—	$5,703
Total as of March 31, 2024	$6,267,316	16,138	67.67%	745	$6,015,633	$86,870	$49,173	$113,201

	Unpaid Principal Balance		Weighted Average (1)(2)		Aging by Unpaid Principal Balance (1)(3)
December 31, 2023		Loan Count (1)	Original LTV Ratio (4)	Current FICO (5)	Current	30-59 Days	60-89 Days	90+ Days
Securitized residential mortgage loans
Non-Agency Loans	$5,599,960	13,460	66.65%	748	$5,446,631	$68,242	$30,873	$54,214
Re- and Non-Performing Loans	217,098	1,495	79.80%	657	154,632	17,145	4,780	40,541
Total Securitized residential mortgage loans	$5,817,058	14,955	67.14%	744	$5,601,263	$85,387	$35,653	$94,755
Residential mortgage loans
Non-Agency Loans	$92,033	170	74.79%	730	$83,582	$1,010	$615	$6,826
Agency-Eligible Loans	212,350	536	71.99%	777	211,499	851	—	—
Re- and Non-Performing Loans (1)	2,604	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Total Residential mortgage loans	$306,987	706	72.83%	764	$295,081	$1,861	$615	$6,826
Total as of December 31, 2023	$6,124,045	15,661	67.42%	745	$5,896,344	$87,248	$36,268	$101,581
(1)Loan count, weighted average, and aging data excludes the Re- and Non-Performing Loans subcategory of Residential mortgage loans above as there may be limited data available regarding the underlying collateral of these residual positions.
(2)Amounts are weighted based on unpaid principal balance.
(3)As of March 31, 2024, the Company had securitized residential mortgage loans and residential mortgage loans that were 90+ days delinquent with a fair value of $52.2 million and loans in the process of foreclosure with a fair value of $52.6 million. As of December 31, 2023, the Company had securitized residential mortgage loans and residential mortgage loans that were 90+ days delinquent with a fair value of $41.7 million and loans in the process of foreclosure with a fair value of $51.8 million.
(4)Represents the original LTV or, for Re- and Non-Performing Loans and Non-Agency Loans acquired from WMC, the LTV at acquisition.
(5)Weighted average current FICO excludes borrowers where FICO scores were not available. Data is based on the latest available information, which is primarily as of February 29, 2024 and November 30, 2023, respectively.

As of March 31, 2024 and December 31, 2023, 11.4% and 12.0%, respectively, of the unpaid principal balance of the Company's securitized residential mortgage loans and residential mortgage loans were adjustable rate mortgages.

During the three months ended March 31, 2024 and 2023, the Company purchased residential mortgage loans, as detailed below (in thousands).

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Non-Agency Loans	$14,046	$14,214	$22,550	$22,954
Agency-Eligible Loans	268,086	271,084	—	—
Total	$282,132	$285,298	$22,550	$22,954

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2024
The Company did not sell any residential mortgage loans during the three months ended March 31, 2024. For the three months ended March 31, 2023, the Company sold residential mortgage loans as detailed below ($ in thousands).

	Number of Loans	Proceeds	Realized Gains	Realized Losses
Non-Agency Loans	116	$46,909	$—	$(9,745)
Agency-Eligible Loans	47	18,474	69	(85)
The Company’s residential mortgage loan portfolio consists of mortgage loans on residential real estate located throughout the United States. The following is a summary of the geographic concentration of credit risk as of March 31, 2024 and December 31, 2023 and includes states where the exposure is greater than 5% of the fair value of the Company's residential mortgage loan portfolio.

Geographic Concentration of Credit Risk (1)	March 31, 2024	December 31, 2023
California	37%	38%
New York	13%	13%
Florida	10%	10%
Texas	6%	6%
New Jersey	5%	5%
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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2024

The following table details certain information related to the assets and liabilities of the Non-Agency VIEs as of March 31, 2024 and December 31, 2023 ($ in thousands).

	March 31, 2024			December 31, 2023
	Carrying Value	Weighted Average		Carrying Value	Weighted Average
		Yield	Life (Years) (1)		Yield	Life (Years) (1)
Assets
Securitized residential mortgage loans, at fair value (2)	$5,467,555	5.64%	9.63	$5,175,169	5.51%	10.37
Other assets	26,870			25,105
Total Assets	$5,494,425			$5,200,274

Liabilities
Securitized debt, at fair value (2) (3)	$4,871,205	5.07%	7.10	$4,597,490	4.94%	7.52
Other liabilities	18,740			17,269
Total Liabilities	$4,889,945			$4,614,759

Total Equity (4)	$604,480			$585,515
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
(4)As of March 31, 2024 and December 31, 2023, the Company had outstanding financing arrangements of $315.0 million and $301.2 million, respectively, collateralized by $597.4 million and $578.8 million of the Company's retained interests in the Non-Agency VIEs, respectively. See Note 6 for more detail regarding the Company's financing arrangements.

The following table details certain information related to the assets and liabilities of the RPL/NPL VIEs as of March 31, 2024 and December 31, 2023 ($ in thousands).

	March 31, 2024			December 31, 2023
	Carrying Value	Weighted Average		Carrying Value	Weighted Average
		Yield	Life (Years) (1)		Yield	Life (Years) (1)
Assets
Securitized residential mortgage loans, at fair value	$177,449	6.27%	5.78	$183,112	6.30%	6.10
Restricted cash	17			10
Other assets	1,736			2,056
Total Assets	$179,202			$185,178

Liabilities
Securitized debt, at fair value (2)	$109,737	3.28%	3.86	$114,133	3.25%	3.77
Other liabilities	322			328
Total Liabilities	$110,059			$114,461

Total Equity (3)	$69,143			$70,717
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
(3)As of March 31, 2024 and December 31, 2023, the Company had outstanding financing arrangements of $43.6 million and $44.9 million, respectively, collateralized by $66.0 million and $67.1 million of the Company's retained interests in the RPL/NPL VIEs, respectively. See Note 6 for more detail regarding the Company's financing arrangements.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2024
Revolving Mortgage Investment Trust 2015-1QR2

Revolving Mortgage Investment Trust 2015-1QR2 ("RMI 2015 Trust") was acquired in the WMC acquisition and holds Non-Agency Loans and real estate owned ("REO"). RMI 2015 Trust issued a trust certificate that is wholly-owned by the Company and represents the entire beneficial interest in Non-Agency Loans and REO held by the trust. The Company consolidates the trust since it meets the definition of a VIE and the Company was determined to be the primary beneficiary. The Company classifies the underlying Non-Agency Loans and REO owned by the trust in the "Residential mortgage loans, at fair value" and "Other assets" line items on the consolidated balance sheets, respectively, and has eliminated the intercompany trust certificate in consolidation.

As of March 31, 2024, the RMI 2015 Trust holds Non-Agency Loans with a fair value of $5.3 million and REO with a carrying value of $3.4 million. As of December 31, 2023, the RMI 2015 Trust held Non-Agency Loans with a fair value of $6.6 million and REO with a carrying value of $3.4 million.

Legacy WMC Commercial loans

The tables below detail information regarding the Company's Legacy WMC Commercial loan portfolio as of March 31, 2024 and December 31, 2023 ($ in thousands). The gross unrealized gains/(losses) in the table below represent inception to date gains/(losses).

March 31, 2024		Premium / (Discount)	Amortized Cost	Gross Unrealized Gains	Fair Value	Weighted Average			Maturity Date (5)	LTV (6)	Location
Loan (1)(2)(3)	Unpaid Principal Balance					Coupon	Yield	Life (Years) (4)
Loan A (7)	$7,259	$(124)	$7,135	$25	$7,160	9.52%	10.76%	1.18	5/6/2025	61.63%	IL, FL
Loan B (7)	13,206	(226)	12,980	47	13,027	9.52%	10.76%	1.18	5/6/2025	75.33%	CA
Loan C (7)	24,535	(420)	24,115	86	24,201	9.52%	10.76%	1.18	5/6/2025	77.22%	NY
Loan D (8)	22,204	(167)	22,037	49	22,086	8.70%	8.67%	1.44	8/6/2025	42.50%	CT
Total	$67,204	$(937)	$66,267	$207	$66,474	9.25%	10.06%	1.27		63.63%

December 31, 2023		Premium / (Discount)	Amortized Cost	Gross Unrealized Gains	Fair Value	Weighted Average			Maturity Date (5)	LTV (6)	Location
Loan (1)(2)(3)	Unpaid Principal Balance					Coupon	Yield	Life (Years) (4)
Loan A (7)	$7,259	$(137)	$7,122	$12	$7,134	9.55%	10.16%	1.44	5/6/2025	61.63%	IL, FL
Loan B (7)	13,206	(249)	12,957	22	12,979	9.55%	10.16%	1.44	5/6/2025	75.33%	CA
Loan C (7)	24,535	(463)	24,072	40	24,112	9.55%	10.16%	1.44	5/6/2025	77.22%	NY
Loan D (8)	22,204	(147)	22,057	21	22,078	8.72%	8.17%	1.69	8/6/2025	42.50%	CT
Total	$67,204	$(996)	$66,208	$95	$66,303	9.27%	9.50%	1.52		63.61%
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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2024
4. Real Estate Securities

The following tables detail the Company’s real estate securities portfolio as of March 31, 2024 and December 31, 2023 ($ in thousands). The gross unrealized gains/(losses) in the tables below represent inception to date unrealized gains/(losses).

	Current Face	Premium / (Discount)	Amortized Cost	Gross Unrealized			Weighted Average
March 31, 2024				Gains	Losses	Fair Value	Coupon (1)	Yield
Non-Agency RMBS
GCAT Non-Agency RMBS (2)
GCAT Non-Agency Securities	$43,794	$(2,179)	$41,615	$—	$(7,406)	$34,209	4.67%	6.01%
GCAT Non-Agency RMBS Interest Only (3)	N/A	N/A	2,455	2,499	—	4,954	0.54%	37.04%
Total GCAT Non-Agency RMBS	43,794	(2,179)	44,070	2,499	(7,406)	39,163	2.53%	9.94%
Non-Agency Securities	40,930	(9,856)	31,074	3,166	(107)	34,133	6.21%	8.41%
Non-Agency RMBS Interest Only (3)	N/A	N/A	176	4	—	180	0.21%	26.83%
Total Non-Agency RMBS	84,724	(12,035)	75,320	5,669	(7,513)	73,476	3.02%	9.27%

Legacy WMC CMBS	103,399	(46,027)	57,372	944	(3,927)	54,389	7.38%	20.97%

Legacy WMC Other Securities (4)	N/A	N/A	1,120	100	—	1,220	N/A	19.45%

Agency RMBS
30 Year Fixed Rate	121,708	123	121,831	—	(111)	121,720	5.50%	5.48%
Agency RMBS Interest Only (3)	N/A	N/A	22,104	99	(1,140)	21,063	4.01%	10.59%
Total Agency RMBS	121,708	123	143,935	99	(1,251)	142,783	4.77%	6.24%

Total as of March 31, 2024	$309,831	$(57,939)	$277,747	$6,812	$(12,691)	$271,868	4.74%	10.06%

	Current Face	Premium / (Discount)	Amortized Cost	Gross Unrealized			Weighted Average
December 31, 2023				Gains	Losses	Fair Value	Coupon (1)	Yield
Non-Agency RMBS
GCAT Non-Agency RMBS (2)
GCAT Non-Agency Securities	$43,794	$(2,281)	$41,513	$—	$(8,971)	$32,542	4.67%	5.99%
GCAT Non-Agency RMBS Interest Only (3)	N/A	N/A	2,541	2,450	—	4,991	—%	37.74%
Total GCAT Non-Agency RMBS	43,794	(2,281)	44,054	2,450	(8,971)	37,533	2.20%	10.21%
Non-Agency Securities	82,390	(33,399)	48,991	2,139	(124)	51,006	4.99%	9.11%
Non-Agency RMBS Interest Only (3)	N/A	N/A	1,116	1	(34)	1,083	0.35%	16.04%
Total Non-Agency RMBS	126,184	(35,680)	94,161	4,590	(9,129)	89,622	2.17%	9.66%

Legacy WMC CMBS	103,458	(46,925)	56,533	546	(730)	56,349	7.39%	21.90%

Legacy WMC Other Securities (4)	N/A	N/A	1,174	—	(18)	1,156	N/A	18.16%

Agency RMBS Interest Only (3)	N/A	N/A	16,714	115	(1,135)	15,694	3.74%	10.20%

Total as of December 31, 2023	$229,642	$(82,605)	$168,582	$5,251	$(11,012)	$162,821	3.54%	14.01%
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
(3)Interest Only have no principal balances and bear interest based on a notional value. The notional value is used solely to determine interest distributions on the interest only classes of securities. As of March 31, 2024, the notional values of the GCAT Non-Agency RMBS Interest Only, Non-Agency RMBS Interest Only and Agency RMBS Interest Only line items were $93.9 million, $30.6 million and $114.8 million, respectively. As of December 31, 2023, the notional values of the GCAT Non-Agency RMBS Interest Only, Non-Agency RMBS Interest Only and Agency RMBS Interest Only line items were $98.3 million, $128.8 million and $92.2 million, respectively.
(4)Legacy WMC Other securities include residual interests in asset-backed securities which have no principal balance.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2024
The following tables summarize the Company's real estate securities according to their projected weighted average life classifications as of March 31, 2024 and December 31, 2023 ($ in thousands).

March 31, 2024	Non-Agency RMBS		Legacy WMC CMBS		Legacy WMC Other Securities		Agency RMBS
Weighted Average Life (1)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than or equal to one year	$—	$—	$18,348	$20,595	$—	$—	$—	$—
Greater than one year and less than or equal to five years	3,546	3,502	36,041	36,777	—	—	609	632
Greater than five years and less than or equal to ten years	38,425	39,112	—	—	1,220	1,120	142,174	143,303
Greater than ten years	31,505	32,706	—	—	—	—	—	—
Total as of March 31, 2024	$73,476	$75,320	$54,389	$57,372	$1,220	$1,120	$142,783	$143,935

December 31, 2023	Non-Agency RMBS		Legacy WMC CMBS		Legacy WMC Other Securities		Agency RMBS
Weighted Average Life (1)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than or equal to one year	$—	$—	$15,015	$15,010	$—	$—	$—	$—
Greater than one year and less than or equal to five years	4,631	4,669	41,334	41,523	—	—	697	678
Greater than five years and less than or equal to ten years	38,792	40,539	—	—	1,156	1,174	14,997	16,036
Greater than ten years	46,199	48,953	—	—	—	—	—	—
Total as of December 31, 2023	$89,622	$94,161	$56,349	$56,533	$1,156	$1,174	$15,694	$16,714
(1)This is based on projected life. Typically, actual maturities are shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

The Company sold real estate securities during the three months ended March 31, 2024, as detailed below ($ in thousands). The Company did not sell any real estate securities during the three months ended March 31, 2023.

	Number of Securities	Proceeds	Realized Gains	Realized Losses
Three Months Ended March 31, 2024	7	$19,318	$1,160	$(409)

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

During 2023, the Company purchased non-risk retention bonds from Mortgage Acquisition Holding I LLC ("MATH"), an entity the Company invests in alongside private funds under the management of TPG Angelo Gordon. Through its 44.6% investment in MATH, the Company participated in rated Non-QM Loan securitizations issued under the GCAT shelf. As of March 31, 2024 and December 31, 2023, the Company's Non-Agency RMBS includes the non-risk retention bonds from these securitizations acquired from MATH. Upon evaluating its investment in these VIEs, the Company determined it was not the primary beneficiary and, as a result, did not consolidate the securitization trusts sponsored by MATH. The Company has a 57.7% interest in the non-risk retention bonds recorded on its consolidated balance sheets and a 47.0% interest in the risk retention bonds through its investment in MATH which together represent its continuing involvement in the securitization trusts. See Note 10 for additional details on the MATH transaction.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2024
The following table summarizes the Company’s investment in unconsolidated VIEs as of March 31, 2024 and December 31, 2023 (in thousands).

	March 31, 2024		December 31, 2023
	Current Face	Fair Value	Current Face	Fair Value
Retained interest in unconsolidated VIEs
GCAT Non-Agency Securities	$43,794	$34,209	$43,794	$32,542
GCAT Non-Agency RMBS Interest Only (1)	N/A	4,954	N/A	4,991
Total retained interest in unconsolidated VIEs (2) (3)	$43,794	$39,163	$43,794	$37,533
(1)Interest Only have no principal balances and bear interest based on a notional value. The notional value is used solely to determine interest distributions on the interest only classes of securities. As of March 31, 2024 and December 31, 2023, the notional values of the GCAT Non-Agency RMBS Interest Only line item were $93.9 million and $98.3 million, respectively.
(2)Maximum loss exposure from the Company’s involvement with unconsolidated VIEs pertains to the fair value of the securities retained from these VIEs. The Company has no obligation to provide any other explicit or implicit support to the securitization trust.
(3)As of March 31, 2024 and December 31, 2023, the Company held securities exposed to the first loss of the securitization with a fair value of $4.1 million and $4.1 million, respectively.

The following table summarizes information regarding the residential mortgage loans transferred to the Company’s unconsolidated VIEs as of March 31, 2024 and December 31, 2023 ($ in thousands).

Assets transferred to unconsolidated VIEs:	March 31, 2024	December 31, 2023
Total unpaid principal balance of loans outstanding (1)	$436,585	$450,366
Weighted average coupon on loans outstanding	5.68%	5.67%
Percent of unpaid principal balance greater than 90 days delinquent (2)	1.57%	1.94%
(1)The Company contributed approximately 40.9% of the unpaid principal balance into one of the securitization trusts and, through the Company's investment in MATH, contributed approximately 44.6% of the unpaid principal balance into the remaining four securitization trusts.
(2)As of March 31, 2024, 0.88% of loans were 90+ days delinquent and 0.69% of loans were in process of foreclosure. As of December 31, 2023, 0.70% of loans were 90+ days delinquent and 1.24% loans were in process of foreclosure.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2024
The following tables present the Company’s financial instruments measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 (in thousands).

	Fair Value at March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Securitized residential mortgage loans	$—	$—	$5,645,004	$5,645,004
Residential mortgage loans	—	795	203,556	204,351
Legacy WMC Commercial Loans	—	—	66,474	66,474
Non-Agency RMBS	—	34,313	39,163	73,476
Legacy WMC CMBS	—	51,121	3,268	54,389
Legacy WMC Other Securities	—	—	1,220	1,220
Agency RMBS	—	142,783	—	142,783
Derivative assets (1)	—	10,351	472	10,823
Cash equivalents (2)	96,628	—	—	96,628
AG Arc (3)	—	—	33,190	33,190
Total Assets Measured at Fair Value	$96,628	$239,363	$5,992,347	$6,328,338

Liabilities:
Securitized debt	$—	$—	$(4,980,942)	$(4,980,942)
Derivative liabilities (1)	—	(1,147)	(159)	(1,306)
Total Liabilities Measured at Fair Value	$—	$(1,147)	$(4,981,101)	$(4,982,248)

	Fair value at December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Securitized residential mortgage loans	$—	$—	$5,358,281	$5,358,281
Residential mortgage loans	—	777	316,854	317,631
Legacy WMC Commercial loans	—	—	66,303	66,303
Non-Agency RMBS	—	52,089	37,533	89,622
Legacy WMC CMBS	—	50,553	5,796	56,349
Legacy WMC Other Securities	—	—	1,156	1,156
Agency RMBS	—	15,694	—	15,694
Derivative assets (1)	—	9,433	1,172	10,605
Cash equivalents (2)	95,749	—	—	95,749
AG Arc (3)	—	—	33,574	33,574
Total Assets Measured at Fair Value	$95,749	$128,546	$5,820,669	$6,044,964

Liabilities:
Securitized debt	$—	$—	$(4,711,623)	$(4,711,623)
Derivative liabilities (1)	—	(7,783)	(7)	(7,790)
Total Liabilities Measured at Fair Value	$—	$(7,783)	$(4,711,630)	$(4,719,413)
(1)As of March 31, 2024, the Company applied a reduction in fair value of $10.1 million and $1.0 million to its interest rate swap assets and liabilities, respectively, related to variation margin with a corresponding increase or decrease in restricted cash. As of December 31, 2023, the Company applied a reduction in fair value of $9.3 million and $7.7 million to its interest rate swap assets and liabilities, respectively, related to variation margin with a corresponding increase or decrease in restricted cash. Derivative assets and liabilities are included in the "Other assets" and "Other liabilities" line items on the consolidated balance sheets, respectively. Refer to Note 7 for more information on the Company's derivatives.
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
March 31, 2024

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

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the three months ended March 31, 2024 and 2023.

The Company did not have any transfers between the Levels 2 and 3 of the fair value hierarchy during the three months ended March 31, 2024 and 2023. Transfers into the Level 3 category of the fair value hierarchy occur due to instruments exhibiting indications of reduced levels of market transparency. Transfers out of the Level 3 category of the fair value hierarchy occur due to instruments exhibiting indications of increased levels of market transparency. Indications of increases or decreases in levels of market transparency include a change in observable transactions or executable quotes involving these instruments or similar instruments. Changes in these indications could impact price transparency, and thereby cause a change in level designations in future periods.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2024

The following tables present additional information about the Company’s assets and liabilities which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value (in thousands).

Three Months Ended March 31, 2024
	Residential Mortgage Loans (1)	Legacy WMC Commercial Loans	Non-Agency RMBS	Legacy WMC CMBS	Legacy WMC Other Securities	Derivative Assets (2)	AG Arc	Securitized Debt	Derivative Liabilities (2)
Beginning balance	$5,675,135	$66,303	$37,533	$5,796	$1,156	$1,172	$33,574	$(4,711,623)	$(7)
Purchases	287,617	—	—	—	—	—	—	—	—
Issuances of Securitized Debt	—	—	—	—	—	—	—	(363,899)	—
Capital distributions	—	—	—	—	—	—	(312)	—	—
Proceeds from sales or settlements	—	—	—	—	—	(1,181)	—	—	49
Principal repayments	(140,625)	—	—	—	—	—	—	124,587	—
Included in net income:
Net premium and discount amortization (3)	4,197	60	16	(63)	(54)	—	—	(7,578)	—
Net realized gain/(loss)	2	—	—	—	—	1,181	—	—	(49)
Net unrealized gain/(loss)	23,056	111	1,614	(2,465)	118	(700)	—	(22,429)	(152)
Equity in earnings/(loss) from affiliates	—	—	—	—	—	—	(72)	—	—
Other (4)	(822)	—	—	—	—	—	—	—	—
Ending Balance	$5,848,560	$66,474	$39,163	$3,268	$1,220	$472	$33,190	$(4,980,942)	$(159)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of March 31, 2024
Net premium and discount amortization (3)	4,197	60	16	(63)	(54)	—	—	(7,578)	—
Net unrealized gain/(loss)	23,056	111	1,614	(2,465)	118	472	—	(22,429)	(159)
Equity in earnings/(loss) from affiliates	—	—	—	—	—	—	(72)	—	—

Three Months Ended March 31, 2023
	Residential Mortgage Loans (1)	Non-Agency RMBS	Derivative assets (2)	AG Arc	Securitized debt	Derivative liabilities (2)
Beginning balance	$4,127,843	$14,917	$98	$39,680	$(3,262,352)	$(9)
Purchases	22,755	—	—	—	—	—
Issuances of Securitized Debt	—	—	—	—	(234,754)	—
Proceeds from sales or settlements	(65,383)	—	—	—	—	—
Principal repayments	(73,956)	—	—	—	66,957	—
Included in net income:
Net premium and discount amortization (3)	1,144	(76)	—	—	(2,738)	—
Net realized gain/(loss)	(9,758)	—	—	—	—	—
Net unrealized gain/(loss)	97,211	198	2,377	—	(72,642)	(66)
Equity in earnings/(loss) from affiliates	—	—	—	(2,140)	—	—
Other (4)	(1,083)	—	—	—	—	—
Ending Balance	$4,098,773	$15,039	$2,475	$37,540	$(3,505,529)	$(75)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of March 31, 2023
Net premium and discount amortization (3)	1,144	(76)	—	—	(2,738)	—
Net unrealized gain/(loss)	87,029	198	2,377	—	(72,642)	(66)
Equity in earnings/(loss) from affiliates	—	—	—	(2,140)	—	—
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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2024
The following table presents a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of investments for which the Company has utilized Level 3 inputs to determine fair value as of March 31, 2024 and December 31, 2023 ($ in thousands).

		March 31, 2024		December 31, 2023
Valuation Technique	Unobservable Input	Fair Value	Range (Weighted Average) (1)	Fair Value	Range (Weighted Average) (1)
Securitized Residential Mortgage Loans
	Yield		5.68% - 9.56% (6.29%)		5.67% - 9.47% (6.23%)
Discounted Cash Flow	Projected Collateral Prepayments	$5,645,004	4.05% - 14.40% (5.88%)	$5,358,281	3.02% - 10.47% (4.72%)
	Projected Collateral Losses		0.02% - 1.88% (0.16%)		0.02% - 1.88% (0.16%)
	Projected Collateral Severities		-14.97% - 26.00% (18.27%)		-13.44% - 26.00% (17.38%)
Residential Mortgage Loans
	Yield		6.32% - 13.75% (6.96%)		6.13% - 18.75% (6.64%)
Discounted Cash Flow	Projected Collateral Prepayments	$203,556	2.84% - 37.25% (24.52%)	$316,854	3.89% - 34.35% (24.88%)
	Projected Collateral Losses		0.00% - 21.78% (0.73%)		0.00% - 12.72% (0.15%)
	Projected Collateral Severities		-25.00% - 44.02% (9.72%)		-38.75% - 44.01% (9.62%)
Legacy WMC Commercial Loans
	Yield		8.62% - 10.70% (10.01%)		8.16% - 10.13% (9.47%)
Discounted Cash Flow	Credit Spread	$66,474	377 bps - 550 bps (493 bps)	$66,303	377 bps - 556 bps (496 bps)
	Recovery Percentage (2)		100.00% - 100.00% (100.00%)		100.00% - 100.00% (100.00%)
	Loan-to-Value		42.50% - 77.22% (63.63%)		42.50% - 77.22% (63.61%)
Non-Agency RMBS
	Yield		5.97% - 14.00% (9.18%)		6.23% - 14.00% (9.70%)
Discounted Cash Flow	Projected Collateral Prepayments	$39,163	4.68% - 6.57% (5.49%)	$37,533	4.55% - 5.26% (4.93%)
	Projected Collateral Losses		0.18% - 0.41% (0.29%)		0.17% - 0.28% (0.25%)
	Projected Collateral Severities		10.00% - 10.00% (10.00%)		10.00% - 10.00% (10.00%)
Legacy WMC CMBS
Consensus Pricing	Offered Quotes	$3,268	31.13 - 31.13 (31.13)	$5,796	55.20 - 55.20 (55.20)
Legacy WMC Other Securities
Consensus Pricing	Offered Quotes	$1,220	7,199.26 - 7,199.26 (7,199.26)	$1,156	6,821.32 - 6,821.32 (6,821.32)
Derivative Assets (3)
	Yield		6.32% - 9.39% (7.23%)		6.29% - 8.32% (6.81%)
Discounted Cash Flow	Projected Collateral Prepayments	$472	10.45% - 31.62% (22.42%)	$1,172	18.20% - 33.78% (27.00%)
	Projected Collateral Losses		0.01% - 2.70% (0.75%)		0.00% - 0.82% (0.14%)
	Projected Collateral Severities		10.00% - 10.00% (10.00%)		10.00% - 10.00% (10.00%)
	Pull Through Percentages		60.00% - 100.00% (85.04%)		60.00% - 100.00% (92.21%)
AG Arc
Comparable Multiple	Book Value Multiple	$33,190	0.89x - 0.89x (0.89x)	$33,574	0.89x - 0.89x (0.89x)
Securitized Debt
	Yield		5.11% - 15.00% (5.80%)		4.92% - 15.00% (5.72%)
Discounted Cash Flow	Projected Collateral Prepayments	$(4,980,942)	4.05% - 14.40% (5.82%)	$(4,711,623)	3.02% - 10.47% (4.66%)
	Projected Collateral Losses		0.02% - 0.50% (0.14%)		0.02% - 0.40% (0.15%)
	Projected Collateral Severities		10.00% - 26.00% (18.63%)		3.71% - 26.00% (17.76%)
Derivative Liabilities (3)
	Yield		6.41% - 7.17% (6.69%)		6.47% - 7.00% (6.51%)
Discounted Cash Flow	Projected Collateral Prepayments	$(159)	19.59% - 31.75% (27.59%)	$(7)	27.36% - 34.44% (34.30%)
	Projected Collateral Losses		0.01% - 0.31% (0.07%)		0.00% - 0.02% (0.00%)
	Projected Collateral Severities		10.00% - 10.00% (10.00%)		10.00% - 10.00% (10.00%)
	Pull Through Percentages		60.00% - 100.00% (76.84%)		60.00% - 100.00% (99.22%)
(1)Amounts are weighted based on fair value.
(2)Represents the proportion of the principal expected to be collected relative to the loan balances as of March 31, 2024 and December 31, 2023.
(3)Derivative assets and derivative liabilities are included in the "Other assets" and "Other liabilities" line items, respectively, on the consolidated balance sheets.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2024
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

Legacy WMC Convertible Notes, Senior Unsecured Notes, and fixed-rate long-term financing arrangements

The following table presents the carrying value and estimated fair value of the Company's Legacy WMC Convertible Notes, Senior Unsecured Notes, and fixed-rate financing arrangements with contractual maturities of greater than one year as of March 31, 2024 and December 31, 2023 (in thousands). The fair value of the Company's Legacy WMC Convertibles Notes and Senior Unsecured Notes is based upon prices obtained from third-party pricing services or broker quotations and are classified as Level 2. The fair value of the Company's fixed-rate long-term financing arrangements is based on a discounted cash flow valuation approach using valuation analyses of the underlying collateral sourced from third-party pricing service providers and is classified as Level 3.

	March 31, 2024		December 31, 2023
	Carrying Value (1)	Estimated Fair Value	Carrying Value (1)	Estimated Fair Value
Legacy WMC Convertible Notes	$78,530	$79,115	$85,266	$84,525
Senior Unsecured Notes	32,810	35,093	—	—
Financing arrangements	59,676	59,941	62,972	63,175
(1)The Legacy WMC Convertible Notes, Senior Unsecured Notes, and fixed-rate long-term financing arrangements are recorded at amortized cost in the Company's consolidated balance sheets.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2024
6. Financing

The following table presents a summary of the Company's financing as of March 31, 2024 and December 31, 2023 ($ in thousands).

	March 31, 2024						December 31, 2023
	Financing			Weighted Average		Collateral Fair Value (1)(2)	Financing
	Current Face	Carrying Value	Stated Maturity	Funding Cost	Life (Years)		Carrying Value
Financing Arrangements by Asset Type
Securitized Residential Mortgage Loans (3)
Non-Agency Loans (4)	$312,953	$315,007	Apr 2024 - Jul 2025	7.34%	0.31	$597,357	$301,205
Re- and Non-Performing Loans	43,628	43,628	Apr 2024	7.27%	0.03	65,970	44,928
Residential Mortgage Loans (5)
Non-Agency Loans	77,191	77,191	Jun 2024 - Jan 2025	7.29%	0.49	93,797	77,345
Agency-Eligible Loans	94,819	94,819	Dec 2024 - Mar 2025	7.18%	0.91	102,955	200,617
Legacy WMC Commercial Loans (6)	47,222	47,222	Mar 2025	8.33%	0.98	66,474	48,032
Non-Agency RMBS	36,415	36,415	Apr 2024 - May 2024	6.76%	0.08	70,054	51,251
Legacy WMC CMBS	21,348	21,348	Apr 2024	7.28%	0.01	51,121	31,620
Agency RMBS	98,371	98,371	Apr 2024	5.48%	0.03	102,774	12,594
Total Financing Arrangements	$731,947	$734,001		7.09%	0.38	$1,150,502	$767,592

Securitized debt, at fair value (7)
Non-Agency Loans (8) (9)	$5,311,289	$4,871,205	N/A	5.07%	7.10	N/A	$4,597,490
Re- and Non-Performing Loans (10)	121,654	109,737	N/A	3.28%	3.86	N/A	114,133
Total Securitized Debt	$5,432,943	$4,980,942		5.03%	7.03	N/A	$4,711,623

Legacy WMC Convertible Notes	$79,120	$78,530	Sep 2024	8.42%	0.47	N/A	$85,266
Senior Unsecured Notes	$34,500	$32,810	Feb 2029	10.80%	4.95	N/A	$—

Total Financing	$6,278,510	$5,826,283		5.37%	6.18	$1,150,502	$5,564,481
(1)The Company also had $2.1 million and $1.7 million of cash pledged under repurchase agreements as of March 31, 2024 and December 31, 2023, respectively.
(2)Under the terms of the Company’s financing agreements, the Company's financing counterparties may, in certain cases, sell or re-hypothecate the pledged collateral.
(3)Amounts pledged as collateral under Securitized residential mortgage loans include certain of the Company's retained interests in securitizations. Refer to Note 3 for more information on the Non-Agency VIEs and RPL/NPL VIEs.
(4)As of March 31, 2024, the weighted average stated rate on the financing arrangements on the Company's Securitized non-agency loans was 7.91%.
(5)The Company's Residential mortgage loan financing arrangements include a maximum uncommitted borrowing capacity of $1.8 billion on facilities used to finance Non-Agency and Agency-Eligible Loans.
(6)As of March 31, 2024, the weighted average stated rate on the financing arrangements on the Company's Legacy WMC Commercial Loans was 8.08%.
(7)The holders of the securitized debt have no recourse to the general credit of the Company. The Company has no obligation to provide any other explicit or implicit support to the Non-Agency VIEs and RPL/NPL VIEs.
(8)As of March 31, 2024, the amortized cost of Securitized debt in the Company's Non-Agency VIEs was $5.2 billion.
(9)The current face on the Company's Securitized debt in the Company's Non-Agency VIEs excludes Interest Only classes which have no principal balances and bear interest based on a notional value. The notional value is used solely to determine interest distributions on the interest only classes of securities. As of March 31, 2024, the notional value of interest only classes of Securitized debt was $131.3 million.
(10)As of March 31, 2024, the amortized cost of Securitized debt in the Company's RPL/NPL VIEs was $119.8 million.

Legacy WMC Convertible Notes

In connection with the WMC acquisition, the Merger Sub assumed, and the Company guaranteed, $86.25 million aggregate principal of Legacy WMC Convertible Notes. The Legacy WMC Convertible Notes have an interest rate of 6.75% and interest is paid semiannually. The Legacy WMC Convertible Notes are convertible into, at the Company's election, cash, shares of the Company's common stock or a combination of both, subject to the satisfaction of certain conditions and during specified periods. The conversion rate is subject to further adjustment upon the occurrence of certain specified events and the holders may require the Company to repurchase all or any portion of their notes for cash equal to 100% of the principal amount of the Legacy WMC Convertible Notes, plus accrued and unpaid interest, if the Company undergoes a fundamental change as specified in the supplemental indenture for the Legacy WMC Convertible Notes. Immediately prior to the Effective Time of the

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2024
WMC acquisition, holders of the Legacy WMC Convertible Notes had the right to convert each $1,000 principal amount into 33.7952 shares of WMC common stock. As a result of the WMC acquisition, and pursuant to the terms of the Legacy WMC Convertible Notes, the conversion rate was amended whereby each holder now has to the right to convert each $1,000 principal amount of Legacy WMC Convertible Notes into 50.6252 shares of common stock, representing a total conversion price of $19.75 per share. The total conversion price consists of common stock of $19.13 per share and cash of $0.62 per share. The Legacy WMC Convertible Notes can be redeemed at the Company's option on or after June 15, 2024, and mature on September 15, 2024, unless earlier converted, redeemed or repurchased by the holders pursuant to their terms. For the three months ended March 31, 2024, total interest expense on the Legacy WMC Convertible Notes was $1.7 million, which included coupon interest expense of $1.4 million and amortization expense of $0.3 million.

During the three months ended March 31, 2024, the Company repurchased $7.1 million of principal amount of its outstanding Legacy WMC Convertible Notes.

Senior Unsecured Notes

On January 26, 2024, the Company issued $34.5 million principal amount of its 9.500% Senior Notes due 2029 in a public offering for net proceeds of approximately $32.8 million. The Senior Unsecured Notes were issued at 100% of the principal amount, bear interest at a rate equal to 9.500% per year, payable in cash quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, beginning on May 15, 2024, and mature February 15, 2029, unless redeemed earlier. The Company may redeem the Senior Unsecured Notes in whole or in part at any time or from time to time at the Company’s option on or after February 15, 2026, upon not less than 30 days written notice to holders prior to the redemption date, at a redemption price equal to 100% of the outstanding principal amount of the Senior Unsecured Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. For the three months ended March 31, 2024, total interest expense on the Senior Unsecured Notes was $0.6 million, which includes coupon interest expense of $0.6 million and amortization expense of $47 thousand.

Contractual maturities

The following table allocates the current face of the Company's borrowings under financing arrangements, the Legacy WMC Convertible Notes, and Senior Unsecured Notes as of March 31, 2024 by contractual maturity (in thousands). Securitized debt is excluded from the below table as it does not have a contractual maturity.

	Within 30 Days	Over 30 Days to 3 Months	Over 3 Months to 12 Months	Over 12 Months	Total
Financing Arrangements by Asset Type
Securitized Residential Mortgage Loans
Non-Agency Loans	$213,496	$41,836	$—	$57,621	$312,953
Re- and Non-Performing Loans	43,628	—	—	—	43,628
Residential Mortgage Loans
Non-Agency Loans	—	2,464	74,727	—	77,191
Agency-Eligible Loans	—	—	94,819	—	94,819
Legacy WMC Commercial Loans	—	—	47,222	—	47,222
Non-Agency RMBS	20,060	16,355	—	—	36,415
Legacy WMC CMBS	21,348	—	—	—	21,348
Agency RMBS	98,371	—	—	—	98,371
Total Financing Arrangements	$396,903	$60,655	$216,768	$57,621	$731,947

Legacy WMC Convertible Notes	$—	$—	$79,120	$—	$79,120
Senior Unsecured Notes	—	—	—	34,500	34,500

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2024
Counterparties

The Company had outstanding financing arrangements with six and seven counterparties as of March 31, 2024 and December 31, 2023, respectively.

The following table presents information as of March 31, 2024 and December 31, 2023 with respect to each counterparty that provides the Company with financing for which the Company had greater than 5% of its stockholders’ equity at risk, excluding stockholders’ equity at risk under financing through affiliated entities ($ in thousands).

	March 31, 2024			December 31, 2023
Counterparty	Stockholders' Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity	Stockholders' Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity
BofA Securities, Inc.	$130,896	118	24.3%	$131,128	236	24.8%
Barclays Capital Inc.	81,783	83	15.2%	81,047	85	15.3%
Goldman Sachs Bank USA	80,089	9	14.8%	73,893	9	14.0%
JP Morgan Securities, LLC	43,078	62	8.0%	46,642	134	8.8%
Various (1)	72,040	486	13.4%	69,637	577	13.2%
(1)Certain retained interests in securitizations are held in WMC RR 2023-1 Trust, a wholly owned subsidiary of the Company. WMC RR 2023-1 Trust issued certificates which were sold to various third-party investors.

Financial Covenants

The Company’s financing arrangements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each financing arrangement, typical supplemental terms include requirements of minimum equity and liquidity, leverage ratios, and performance triggers. In addition, some of the financing arrangements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that the Company fails to comply with the covenants contained in these financing arrangements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the associated agreement. Financings pursuant to financing arrangements are generally recourse to the Company. As of March 31, 2024, the Company is in compliance with all of its financial covenants.

7. Other assets and liabilities

The following table details certain information related to the Company's "Other assets" and "Other liabilities" line items on its consolidated balance sheets as of March 31, 2024 and December 31, 2023 (in thousands).

	March 31, 2024	December 31, 2023
Other assets
Interest receivable	$31,436	$30,315
Real estate owned	5,428	5,644
Derivative assets, at fair value	739	1,321
Other assets	2,980	3,187
Due from broker	912	249
Total Other assets	$41,495	$40,716

Other liabilities
Due to affiliates (1)	$3,724	$3,252
Interest payable	22,398	23,715
Derivative liabilities, at fair value	314	70
Accrued expenses	3,011	4,874
Due to broker	72	196
Total Other liabilities	$29,519	$32,107
(1)Refer to Note 10 for more information.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2024

Derivatives

The following table presents information related to the Company's derivatives and other instruments and their balance sheet location as of March 31, 2024 and December 31, 2023 (in thousands). All notional amounts are denominated in USD.

		March 31, 2024		December 31, 2023
Derivatives and Other Instruments (1)	Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Pay Fix/Receive Float Interest Rate Swap Agreements (2) (3)	Other assets	$377,250	$267	$165,000	$149
Pay Fix/Receive Float Interest Rate Swap Agreements (2) (3)	Other liabilities	77,000	—	338,000	—
Short TBAs	Other liabilities	32,000	(155)	9,000	(63)
Forward Purchase Commitments	Other assets	79,152	472	70,145	1,172
Forward Purchase Commitments	Other liabilities	28,032	(159)	2,566	(7)
(1)As of March 31, 2024 and December 31, 2023, no derivatives held by the Company were designated as hedges for accounting purposes.
(2)As of March 31, 2024, the Company applied a reduction in fair value of $10.1 million and $1.0 million to its interest rate swap assets and liabilities, respectively, related to variation margin with a corresponding increase or decrease in restricted cash. As of December 31, 2023, the Company applied a reduction in fair value of $9.3 million and $7.7 million to its interest rate swap assets and liabilities, respectively, related to variation margin with a corresponding increase or decrease in restricted cash.
(3)As of March 31, 2024, the Company's pay fix/receive float interest rate swaps had a weighted average pay-fixed rate of 3.74%, a weighted average receive-variable rate of 5.34%, and a weighted average years to maturity of 4.95 years. As of December 31, 2023, the Company's pay fix/receive float interest rate swaps had a weighted average pay-fixed rate of 3.65%, a weighted average receive-variable rate of 5.38%, and a weighted average years to maturity of 4.01 years.

Derivative and other instruments eligible for offset are presented gross on the consolidated balance sheets as of March 31, 2024 and December 31, 2023, if applicable. The Company has not offset or netted any derivatives or other instruments with any financial instruments or cash collateral posted or received.

The Company must post cash or securities as collateral on its derivative instruments when their fair value declines. This typically occurs when prevailing market rates change adversely, with the severity of the change also dependent on the term of the derivatives involved. The posting of collateral is generally bilateral, meaning that if the fair value of the Company’s derivatives increases, its counterparty must post collateral. As of March 31, 2024, the Company's restricted cash balance included $14.2 million of collateral related to certain derivatives, of which $5.1 million represents cash collateral posted by the Company and $9.1 million represents amounts related to variation margin. As of December 31, 2023, the Company's restricted cash balance included $12.3 million of collateral related to certain derivatives, of which $10.7 million represents cash collateral posted by the Company and $1.6 million represents amounts related to variation margin.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2024
The following table summarizes total income related to derivatives and other instruments for the three months ended March 31, 2024 and 2023 (in thousands).

	Three Months Ended
	March 31, 2024	March 31, 2023
Included within Net interest component of interest rate swaps
Interest Rate Swaps	$1,900	$1,020

Included within Net unrealized gain/(loss)
Interest Rate Swaps	10,313	(21,386)
Long TBAs	—	5
Short TBAs	(92)	(899)
Forward Purchase Commitments	(852)	2,311
	9,369	(19,969)

Included within Net realized gain/(loss)
Interest Rate Swaps	(3,141)	9,823
Short TBAs	10	179
Forward Purchase Commitments	1,132	—
	(1,999)	10,002
Total income/(loss)	$9,270	$(8,947)

Derivative Activity

The following tables present information about the Company’s derivatives for the three months ended March 31, 2024 and 2023 (in thousands).

	Beginning Notional Amount	Buys or Covers	Sales or Shorts(1)	Ending Notional Amount	Derivative Asset	Derivative Liability
Three Months Ended March 31, 2024
Short TBAs (2)	$(9,000)	$34,000	$(57,000)	$(32,000)	$—	$(155)
Interest Rate Swaps	503,000	219,750	(268,500)	454,250	267	—
Three Months Ended March 31, 2023
Long TBAs	$—	$10,000	$(10,000)	$—	$8	$(3)
Short TBAs (2)	(40,000)	100,000	(60,000)	—	2	(251)
Interest Rate Swaps	335,000	342,000	(209,000)	468,000	—	(280)
(1)The sales or shorts includes $60.0 million of swaps that matured during the three months ended March 31, 2024.
(2)As of March 31, 2024, the Company recorded a receivable from broker of $32.5 million and a fair value of $32.7 million related to its short TBAs. As of March 31, 2023, the Company recorded a payable to broker of $0.3 million related to its short TBAs.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2024
8. Earnings per share

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share for the three months ended March 31, 2024 and 2023 (in thousands, except per share data).

	Three Months Ended
	March 31, 2024	March 31, 2023
Numerator:
Net Income/(Loss)	$20,890	$12,540
Dividends on preferred stock	(4,586)	(4,586)
Net Income/(Loss) Available to Common Stockholders	$16,304	$7,954

Denominator:
Basic weighted average common shares outstanding	29,453	21,066
Diluted weighted average common shares outstanding	29,479	21,066

Earnings/(Loss) Per Share
Basic	$0.55	$0.38
Diluted	$0.55	$0.38
For the three months ended March 31, 2024, the Company excluded the potential effects of the Legacy WMC Convertible Notes from the computation of diluted earnings per share because the market value per share of the Company's common stock was below the conversion price of the Legacy WMC Convertible Notes.

Dividends

The following tables detail the Company's common stock dividends declared during the three months ended March 31, 2024 and 2023.

Three Months Ended March 31, 2024				Three Months Ended March 31, 2023
Declaration Date	Record Date	Payment Date	Cash Dividend Per Share	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
3/15/2024	3/29/2024	4/30/2024	$0.18	3/15/2023	3/31/2023	4/28/2023	$0.18

The following tables detail the Company's preferred stock dividends declared and paid during the three months ended March 31, 2024 and 2023.

2024			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	8.25% Series A	8.00% Series B	8.000% Series C
2/16/2024	2/29/2024	3/18/2024	$0.51563	$0.50	$0.50

2023			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	8.25% Series A	8.00% Series B	8.000% Series C
2/16/2023	2/28/2023	3/17/2023	$0.51563	$0.50	$0.50

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2024
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

Excise Tax

Excise tax represents a non-deductible 4% tax on the required amount of the Company’s ordinary income and net capital gains not distributed during the year. The expense is calculated in accordance with applicable tax regulations. For the three months ended March 31, 2024 and 2023, the Company did not record any excise tax.

REIT Net Operating Loss and Net Capital Loss Carryforwards

As of March 31, 2024 and December 31, 2023, the Company had federal net operating loss ("NOL") carryforwards of $2.1 million and $2.1 million, respectively, that can be used to offset future taxable ordinary income and reduce its REIT distribution requirements. These NOL carryforwards (which exclude NOLs acquired from WMC) do not have an expiration date and can be carried forward indefinitely. In connection with the Merger, the Company obtained NOL carryforwards of $321.6 million, of which $223.8 million do not have an expiration date and can be carried forward indefinitely. However, the Company’s use of these obtained NOLs is limited under Section 382 of the Internal Revenue Code.

As of March 31, 2024 and December 31, 2023, the Company had estimated net capital loss ("NCL") carryforwards of $300.0 million and $293.7 million, respectively, the majority of which were generated during the year ended December 31, 2020 and will expire in 2025. These NCL carryforwards (which exclude the NCLs acquired from WMC) can be utilized to offset future net gains from the sale of capital assets. In connection with the Merger, the Company obtained NCL carryforwards of $143.1 million, of which a majority expire between 2027 and 2028. However, the Company’s use of these obtained NCLs is limited under Sections 382 and 383 of the Internal Revenue Code.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2024

Taxable REIT Subsidiaries

The Company elected to treat certain domestic subsidiaries as taxable REIT subsidiaries ("TRSs"). The Company’s financial results are generally not expected to reflect provisions for current or deferred income taxes, except for any activities conducted through one or more TRSs that are subject to corporate income taxation. Currently, the Company has wholly owned domestic TRSs that are taxable as corporations and subject to U.S. federal, state, and local income tax on net income at the applicable corporate rates. The federal statutory rate for the three months ended March 31, 2024 and 2023 was 21%. The Company’s effective tax rate differs from its combined U.S. federal, state, and local corporate statutory tax rate primarily due to income earned at the REIT, which is not subject to tax, due to the deduction for qualifying distributions made by the Company, and any change in the valuation allowance as disclosed in further detail below. The tax expense attributable to its TRSs is recorded in the "Non-investment related expenses" line item on the consolidated statement of operations. The below table details the tax expense attributable to its TRSs for the three months ended March 31, 2024 and 2023 (in thousands).

	Three Months Ended
	March 31, 2024	March 31, 2023
Income tax expense	$25	$225

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax reporting purposes at the TRS level. As of March 31, 2024 and December 31, 2023, the Company recorded a deferred tax asset of approximately $38.9 million and $37.3 million, respectively, relating to net operating loss carryforwards, capital loss carryforwards, and basis differences of certain investments held within TRSs. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences become deductible. The Company concluded it is more likely than not the deferred tax asset will not be realized and established a full valuation allowance as of March 31, 2024 and December 31, 2023.

Uncertain Income Tax Positions

Based on its analysis of any potential uncertain income tax positions, the Company concluded it did not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of March 31, 2024 and December 31, 2023. The Company’s federal income tax returns for the last three tax years are open to examination by the Internal Revenue Service. There are no ongoing U.S. federal, state or local tax examinations related to the Company. In the event that the Company incurs income tax related interest and penalties, its policy is to classify them as a component of provision for income taxes. The Company did not incur any interest or penalties during the three months ended March 31, 2024 and 2023.

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
March 31, 2024
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

The below table details the management fees incurred during the three months ended March 31, 2024 and 2023 (in thousands).

	Three Months Ended
Consolidated statements of operations line item:	March 31, 2024	March 31, 2023
Management fee to affiliate (1)	$1,741	$2,075
(1)For the three months ended March 31, 2024, the Manager agreed to waive its right to receive management fees of $0.6 million pursuant to the MITT Management Agreement Amendment executed in connection with the Merger.

As of March 31, 2024 and December 31, 2023, the Company recorded management fees payable of $1.7 million and $1.5 million, respectively. The management fee payable is included within the "Due to affiliates" item within the "Other liabilities" line item on the consolidated balance sheets.

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

During the three months ended March 31, 2024 and 2023, the Company did not incur any incentive fee expense.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2024
Termination fee

Upon the occurrence of (i) the Company’s termination of the management agreement without cause or (ii) the Manager’s termination of the management agreement upon a breach by the Company of any material term of the management agreement, the Manager will be entitled to a termination fee equal to three times the average annual management fee during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter. As of March 31, 2024 and December 31, 2023, no event of termination of the management agreement had occurred.

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

The below table details the expense reimbursement incurred during the three months ended March 31, 2024 and 2023 (in thousands).

	Three Months Ended
Consolidated statements of operations line item:	March 31, 2024	March 31, 2023
Non-investment related expenses (1)	$1,664	$1,400
Investment related expenses	114	102
Transaction related expenses	68	63
Expense reimbursements to Manager or its affiliates	$1,846	$1,565
(1)For the three months ended March 31, 2024, the Manager agreed to waive its right to receive expense reimbursements of $0.3 million pursuant to the MITT Management Agreement Amendment executed in connection with the Merger.

As of March 31, 2024 and December 31, 2023, the Company recorded a reimbursement payable to the Manager or its affiliates of $1.8 million and $1.5 million, respectively. The reimbursement payable to the Manager or its affiliates is included within the "Due to affiliates" line item within the "Other liabilities" line item on the consolidated balance sheets.

Restricted stock grants

Equity Incentive Plans

Effective on April 15, 2020 upon the approval of the Company's stockholders at its 2020 annual meeting of stockholders, the 2020 Equity Incentive Plan provides for a maximum of 666,666 shares of common stock to be issued. The maximum number of shares of common stock granted during a single fiscal year to any non-employee director, taken together with any cash fees paid to such non-employee director during any fiscal year, shall not exceed $300,000 in total value (calculating the value of any such awards based on the grant date fair value). As of March 31, 2024, 448,397 shares of common stock were available to be awarded under the 2020 Equity Incentive Plan.

Since inception of the 2020 Equity Incentive Plan and through March 31, 2024, the Company has granted an aggregate of 192,101 shares of restricted common stock to its independent directors under its 2020 Equity Incentive Plan, all of which have vested.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2024
On December 6, 2023, in connection with the WMC acquisition, the Company granted an aggregate 25,962 restricted stock units to the Company's two independent directors added to the Company's Board of Directors who previously served on WMC's board of directors. Through March 31, 2024, the two independent directors have also been granted an aggregate of 206 dividend equivalent units. These restricted stock units and associated dividend equivalent units will vest in full on June 23, 2024, and will be settled in shares of the Company's common stock upon each of the independent director's separation from service with the Company.

Manager Equity Incentive Plans

Following approval of the Company's stockholders at its 2021 annual meeting of stockholders, the AG Mortgage Investment Trust, Inc. 2021 Manager Equity Incentive Plan (the "2021 Manager Plan") became effective on April 7, 2021 and provides for a maximum of 573,425 shares of common stock that may be subject to awards thereunder to the Manager. As of March 31, 2024, there were no shares or awards issued under the 2021 Manager Plan. Following the execution of the Third Amendment to the management agreement in November 2021 related to the incentive fee, the Company's compensation committee no longer expects to continue its historical practice of making periodic equity grants to the Manager pursuant to the 2021 Manager Equity Incentive Plan.

Director compensation

As of March 31, 2024, the Company's Board of Directors consisted of six independent directors. The annual base director's fee for each independent director is $150,000, $70,000 of which is payable on a quarterly basis in cash and $80,000 of which is payable on a quarterly basis in shares of restricted common stock. The number of shares of restricted common stock to be issued each quarter to each independent director is determined based on the average of the high and low prices of the Company’s common stock on the New York Stock Exchange on the last trading day of each fiscal quarter. To the extent that any fractional shares would otherwise be issuable and payable to each independent director, a cash payment is made to each independent director in lieu of any fractional shares. All directors’ fees are paid pro rata (and restricted common stock grants determined) on a quarterly basis in arrears, and shares issued are fully vested and non-forfeitable. These shares may not be sold or transferred by such director during the time of their service as an independent member of the Company’s Board of Directors.

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

Arc Home

On December 9, 2015, the Company, alongside private funds managed by TPG Angelo Gordon, through AG Arc LLC, one of the Company’s indirect affiliates ("AG Arc"), formed Arc Home. The Company has an approximate 44.6% interest in AG Arc. Arc Home originates residential mortgage loans and retains the mortgage servicing rights associated with certain loans it originates. Arc Home is led by an external management team. The Company has chosen to make a fair value election with respect to its investment in AG Arc pursuant to ASC 825. The Company elected to treat its investment in AG Arc as a taxable REIT subsidiary.

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
March 31, 2024
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

Summary of investments in debt and equity of affiliates and related earnings

The below table summarizes the components of the "Investments in debt and equity of affiliates" line item on the Company's consolidated balance sheets as of March 31, 2024 and December 31, 2023 (in thousands).

	March 31, 2024			December 31, 2023
	Assets	Liabilities	Equity	Assets	Liabilities	Equity
Non-QM Securities (1)	$16,523	$—	$16,523	$15,257	$—	$15,257
Re/Non-Performing Securities	7,337	(3,583)	3,754	7,569	(3,605)	3,964
Total Residential Investments	23,860	(3,583)	20,277	22,826	(3,605)	19,221

AG Arc, at fair value	33,190	—	33,190	33,574	—	33,574

Cash and Other assets/(liabilities)	1,431	(56)	1,375	2,361	(53)	2,308

Investments in debt and equity of affiliates	$58,481	$(3,639)	$54,842	$58,761	$(3,658)	$55,103
(1)MATH, through its wholly owned subsidiary MATT, only holds risk-retention tranches from past securitizations which continue to pay down and the Company does not expect MATT to acquire additional investments.

The below table reconciles the net income/(loss) to the "Equity in earnings/(loss) from affiliates" line item on the Company's consolidated statements of operations for the three months ended March 31, 2024 and 2023 (in thousands).

	Three Months Ended
	March 31, 2024	March 31, 2023
Non-QM Securities	$2,205	$1,625
Land Related Financing	—	339
Re/Non-Performing Securities	105	192
AG Arc (1)	(273)	(2,140)
Equity in earnings/(loss) from affiliates	$2,037	$16
(1)Earnings/(loss) recognized by AG Arc do not include the Company's portion of gains or losses recorded by Arc Home in connection with the sale of residential mortgage loans to the Company. Refer to "Transactions with Arc Home" below for more information on this accounting policy.

Transactions with affiliates

Transactions with Red Creek Asset Management LLC

In connection with the Company’s investments in residential mortgage loans, the Company engages asset managers to provide advisory, consultation, asset management, and other services. The Company engaged Red Creek Asset Management LLC (the "Asset Manager"), a related party of the Manager and direct subsidiary of TPG Angelo Gordon, as the asset manager for certain of its residential mortgage loans. The Company pays the Asset Manager asset management fees which are assessed periodically

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2024
by a third-party valuation firm. The below details the fees paid by the Company to the Asset Manager during the three months ended March 31, 2024 and 2023 (in thousands).

	Three Months Ended
	March 31, 2024	March 31, 2023
Fees paid to Asset Manager	$658	$683

As of March 31, 2024 and December 31, 2023, the Company recorded asset management fees payable of $0.2 million and $0.2 million, respectively. Asset management fees payable are included within the "Due to affiliates" line item within the "Other liabilities" line item on the consolidated balance sheets.

Transactions with Arc Home

Arc Home may sell loans to the Company, third-parties, or affiliates of the Manager. The below table details the unpaid principal balance of Non-Agency Loans and Agency-Eligible Loans sold to the Company and private funds under the management of TPG Angelo Gordon during the three months ended March 31, 2024 and 2023 (in thousands).

	Three Months Ended
	March 31, 2024	March 31, 2023
Residential mortgage loans sold by Arc Home to the Company	$79,791	$—
Residential mortgage loans sold by Arc Home to private funds under the management of TPG Angelo Gordon	156,401	90,584

In connection with the sale of loans from Arc Home to the Company, the Company eliminates any intra-entity profits or losses typically recognized through the "Equity in earnings/(loss) from affiliates" line item on the Company's consolidated statement of operations and adjusts the cost basis of the underlying loans resulting in unrealized gains or losses on the underlying loans. The table below summarizes intra-entity profits eliminated during the three months ended March 31, 2024 and 2023 (in thousands).

	Three Months Ended
	March 31, 2024	March 31, 2023
Intra-Entity Profits Eliminated	$201	$—

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
March 31, 2024
Transactions under the Company's Affiliated Transaction Policy

The below table details transactions where the Company purchased or sold assets from or to an affiliate of the Manager ($ in millions). The transactions were executed in accordance with the Company's Affiliated Transaction Policy. There were no purchases or sales of assets from or to an affiliate of the Manager during three months ended March 31, 2024. Refer to the "Transactions with Arc Home" section above for additional information related to transactions with Arc Home, which are excluded from the table below.

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

11. Equity

Stock repurchase programs

On August 3, 2022, the Company's Board of Directors authorized a stock repurchase program (the "2022 Repurchase Program") to repurchase up to $15.0 million of the Company’s outstanding common stock. The 2022 Repurchase Program does not have an expiration date and permits the Company to repurchase its shares through various methods, including open market repurchases, privately negotiated block transactions and Rule 10b5-1 plans. The Company may repurchase shares of its common stock from time to time in compliance with SEC regulations and other legal requirements. The extent to which the Company repurchases its shares, and the timing, manner, price, and amount of any such repurchases, will depend upon a variety of factors including market conditions and other corporate considerations as determined by the Company’s management, as well as the limits of the 2022 Repurchase Program and the Company's liquidity and business strategy. The 2022 Repurchase Program does not obligate the Company to acquire any particular amount of shares and may be modified or discontinued at any time. As of March 31, 2024, approximately $1.5 million of common stock remained authorized for future share repurchases under the 2022 Repurchase Program. There were no repurchases during the three months ended March 31, 2024. The table below details the Company's share repurchases under the 2022 Repurchase Program during the three months March 31, 2023.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2024
On May 4, 2023, the Company's Board of Directors authorized a stock repurchase program (the "2023 Repurchase Program") to repurchase up to $15.0 million of the Company’s outstanding common stock on substantially the same terms as the 2022 Repurchase Program. As of March 31, 2024, the full $15.0 million authorized amount remains available for repurchase under the 2023 Repurchase Program. This authorization is in addition to the amount remaining under the 2022 Repurchase Program.

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

Equity distribution agreements

The Company has entered into an equity distribution agreement with each of Credit Suisse Securities (USA) LLC and JMP Securities LLC (collectively, the "Sales Agents"), which the Company refers to as the "Equity Distribution Agreements," pursuant to which the Company may sell up to $100.0 million aggregate offering price of shares of its common stock from time to time through the Sales Agents under the Securities Act of 1933. The Company did not issue any shares of common stock under the Equity Distribution Agreements during the three months ended March 31, 2024 and 2023. Since inception of the program, the Company has issued approximately 2.2 million shares of common stock under the Equity Distribution Agreements for gross proceeds of $48.3 million.

Shelf registration statement

On March 26, 2024, the Company filed a new shelf registration statement, registering up to $1.0 billion of its securities, including capital stock (the "2024 Registration Statement"). The 2024 Registration Statement was declared effective on April 9, 2024 and will generally remain effective for three years. Upon effectiveness of the 2024 Registration Statement, the Company's previous S-3 registration statement filed in 2021 was terminated.

Preferred stock

The Company is authorized to designate and issue up to 50.0 million shares of preferred stock, par value $0.01 per share, in one or more classes or series. As of March 31, 2024 and December 31, 2023, there were 1.7 million, 3.7 million, and 3.7 million of Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock, respectively, issued and outstanding.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2024
The following table includes a summary of preferred stock issued and outstanding as of March 31, 2024 ($ and shares in thousands).

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

12. Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2024, the Company was not involved in any material legal proceedings.

The below table details the Company's outstanding commitments as of March 31, 2024 (in thousands).

Commitment type	Date of Commitment	Total Commitment	Funded Commitment	Remaining Commitment
Non-Agency and Agency-Eligible Loans (1)	Various	$109,655	$—	$109,655
(1)The Company entered into forward purchase commitments to acquire certain Non-Agency and Agency-Eligible Loans from Arc Home which have not yet settled as of March 31, 2024. Refer to Note 10 "Transactions with affiliates" for more information.

13. Subsequent Events

The Company announced that on May 2, 2024, its Board of Directors declared second quarter 2024 preferred stock dividends on its Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock in the amount of $0.51563, $0.50 and $0.50 per share, respectively. The dividends will be paid on June 17, 2024 to holders of record on May 31, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this quarterly report on Form 10-Q, or this "report," we refer to AG Mortgage Investment Trust, Inc. as "we," "us," the "Company," or "our," unless we specifically state otherwise or the context indicates otherwise. We refer to our external manager, AG REIT Management, LLC, as our "Manager," and we refer to the direct parent company of our Manager, Angelo, Gordon & Co., L.P., as "TPG Angelo Gordon."

The following discussion contains forward looking statements and should be read in conjunction with our consolidated financial statements and the accompanying notes to our consolidated financial statements, which are included in Item 1 of this report, as well as the information contained in our Annual Report on Form 10-K for the year ended December 31, 2023, and any subsequent filings.

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

These forward-looking statements are based upon information presently available to our management and are inherently subjective, uncertain and subject to change. There can be no assurance that actual results will not differ materially from our expectations. Some, but not all, of the factors that might cause such a difference include, without limitation:

•the persistence of labor shortages, supply chain imbalances, the Israel-Hamas conflict, Russia’s invasion of Ukraine, inflation, and the potential for an economic recession;
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

We caution investors not to rely unduly on any forward-looking statements, which speak only as of the date made, and urge you to carefully consider the risks noted above and identified under the captions "Risk Factors," and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2023 and any subsequent filings. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements that we make, or that are attributable to us, are expressly qualified by this cautionary notice.

First Quarter 2024 Executive Summary

Financial Highlights

•$10.84 Book Value per share and $10.58 Adjusted Book Value per share;
•$0.55 of Net Income/(Loss) Available to Common Stockholders per diluted common share and $0.21 of Earnings Available for Distribution ("EAD") per diluted common share;
◦Refer to the "Earnings Available for Distribution" section below for further details related to our reconciliation of Net Income/(Loss) Available to Common Stockholders to EAD;
•10.8x GAAP Leverage Ratio and 1.4x Economic Leverage Ratio; and
•$0.18 dividend per common share declared.

Investment Activity

•The table below summarizes the fair value of purchases and proceeds from sales of investments during the quarter ended March 31, 2024 (in thousands).

Investment	Purchases	Sales
Non-Agency Loans	$14,214	$—
Agency-Eligible Loans	271,084	—
Agency RMBS	127,724	—
Non-Agency RMBS (1)	—	19,318
Total	$413,022	$19,318
(1)Includes sales of $16.8 million of Non-Agency RMBS sold from the legacy portfolio acquired from Western Asset Mortgage Capital Corporation ("WMC").

Financing Activity

•Executed a rated securitization of Agency-Eligible Loans with a total unpaid principal balance of $377.5 million, converting recourse financing with mark-to-market margin calls to non-recourse financing without mark-to-market margin calls;
•Issued $34.5 million principal amount of 9.500% senior notes due 2029 in a public offering generating net proceeds of approximately $32.8 million; and
•Repurchased $7.1 million of principal amount of outstanding Legacy WMC Convertible Notes.

Our company

We are a residential mortgage REIT with a focus on investing in a diversified risk-adjusted portfolio of residential mortgage-related assets in the U.S. mortgage market. Our objective is to provide attractive risk-adjusted returns to our stockholders over the long-term, primarily through dividends and capital appreciation.

We focus our investment activities primarily on acquiring and securitizing newly-originated residential mortgage loans within the non-agency segment of the housing market. We obtain our assets through Arc Home, LLC ("Arc Home"), our residential mortgage loan originator in which we own an approximate 44.6% interest, and through other third-party origination partners. We finance our acquired loans through various financing lines on a short-term basis and utilize TPG Angelo Gordon's proprietary securitization platform to secure long-term, non-recourse, non-mark-to-market financing as market conditions permit. Through our ownership in Arc Home, we also have exposure to mortgage banking activities. Arc Home is a multi-channel licensed mortgage originator and servicer primarily engaged in the business of originating and selling residential mortgage loans while retaining the mortgage servicing rights associated with certain loans that it originates.

On December 6, 2023, we acquired Western Asset Mortgage Capital Corporation, an externally managed mortgage REIT that focused on investing in, financing and managing a portfolio of residential mortgage loans, real estate related securities, and commercial real estate loans. Through this acquisition, we increased our investment portfolio by $1.2 billion, which primarily consisted of Securitized Non-Agency Loans. For more information, refer to the "WMC Acquisition" section below.

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

As of March 31, 2024, our investment portfolio consisted of the following Residential Investments and Agency RMBS:

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

Re- and Non-Performing Loans(1)	•Performing, re-performing, and non-performing loans are residential mortgage loans collateralized by a first lien mortgaged property.
Non-Agency RMBS(2)	•Non-Agency Residential Mortgage-Backed Securities ("RMBS") represent fixed- and floating- rate RMBS issued by entities other than U.S. GSEs or agencies of he U.S. government.
Agency RMBS(2)	•Agency RMBS represent interests in pools of residential mortgage loans guaranteed by a GSE such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government such as Ginnie Mae.
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

Market Conditions

The first quarter of 2024 experienced a consistent theme of volatility in the financial markets due to the overall market uncertainty related to inflation, the path of monetary policy and interest rates. The Federal Reserve continued to hold the federal funds target rate steady at the March 2024 Federal Open Market Committee meeting after raising the short-term federal funds rate eleven times between March 2022 and July 2023. The March Consumer Price Index indicated inflation was 3.5% year over year which increased from prior monthly readings. In addition, the U.S. Economy continues to show signs of durability with a strong March employment report issued by the U.S. Bureau of Labor Statistics and the unemployment rate remaining low at 3.8%. As a result of the overall strong first quarter inflation and employment reports, the 10-year U.S. treasury yield increased by approximately 33 basis points from 3.88% as of December 2023 to 4.21% as of the end of the first quarter and the 30-year fixed rate mortgage increased by approximately 20 basis points to 6.8% from the start of the year. Furthermore, treasury yields continued to increase during April 2024. Although at the end of 2023 market participants began pricing in rate cuts as soon as March 2024, the recent inflation reading has indicated the timing of any potential rate cuts would likely be pushed towards the back half of 2024 causing market participants to adjust expectations once again. As a result, it remains unclear when the Federal Reserve will initiate rate cuts and it is possible longer-term rates may remain elevated for longer than anticipated. The quarter ended with the spread between the 2-year and 10-year U.S. treasury yields at approximately 43 basis points inverted, a slight increase from 37 basis points to end 2023. While the Federal Reserve’s policy tightening has slowed, the Federal Reserve has indicated that it will continue to seek economic data that will provide greater confidence that inflation is moving sustainably toward the target rate of 2% to support future rate reductions.

Although benchmark rates increased during the first quarter 2024, RMBS spreads tightened sharply during this period amid strong investor appetite for U.S. housing and mortgage credit. Trends in credit spreads on credit risk transfer ("CRT") assets are generally utilized by market participants as a proxy for evaluating credit related assets given the observability of transactions. CRT tranches were tighter by 50 to 200 basis points and the sector’s credit curve significantly flattened. Senior Non-QM spreads were around 40 basis points tighter during the first quarter 2024, and BBB- and BB- rated Non-QM spreads were 70 and 120 basis points tighter, respectively. First quarter 2024 total returns were between 2% and 4% for mezzanine CRT tranches, 4% and 6% for subordinate CRT tranches, and 1% to 2% for legacy RMBS.

Primary RMBS issuance was off to a strong start during the first quarter 2024, totaling nearly $30 billion, an increase of 56% and 73% against the first quarter 2023 and the fourth quarter 2023, respectively. Securitizations backed by Non-QM and Prime Jumbo collateral collectively comprised over half of the issuances during the quarter. Second-lien collateral, including closed-end loans and Home Equity Lines of Credit, totaled $2.6 billion, or 9% of new issuance, and CRT made up approximately 11% of the activity. Primary issuance in 2023 totaled just $69 billion, amid a lull in mortgage origination activity after almost $140 billion of new bonds were issued in 2022.

The S&P CoreLogic Case-Shiller U.S. National Home Price Index was higher by 6% year over year in January 2024. However, home prices were little changed over the last several months, with the Index just below its October 2023 peak and in-line with the prior peak in June 2022. Home price performance remains mixed depending on geography. Since June 2022, home price appreciation in certain west coast Metropolitan Statistical Areas (“MSAs”) as well as Phoenix, Dallas and Denver, was 6% to 12% lower while home price appreciation in MSAs such as Chicago, Detroit, Miami and New York City were 3% to 6% higher. A survey of research shows varied home price expectations in 2024 ranging from a decline of 3% to an increase of 5.5%.

Prevailing mortgage rates slightly increased to 6.8% at the end of March 2024 and continued to rise in the first weeks of the second quarter 2024. This is up from 6.6% at the end of December 2023 however still below the peak of 7.8% at the end of October 2023, the highest level since November 2000. Nationally, the average effective mortgage rate outstanding was 3.8% as of December 2023, but has crept higher from 3.3% in March 2022, reflecting the inclusion of higher-rate originations in the second half of 2022 and during 2023. The well-publicized “lock-in effect,” or disincentive for existing homeowners to sell their homes because their current mortgage rate is well below current market rates, remains in full force with most estimates showing a very small share of outstanding mortgages with an economic incentive to refinance.

According to the National Association of Realtors, total existing home listings were 1.07 million in February 2024, remaining in line with most of 2023 but down significantly from pre-pandemic years. On a national level, new listings were slightly higher in February 2024 against levels in January and February 2023 but remain weak overall.

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
◦"Residential mortgage loans" or "Loans" refer to our Non-Agency Loans, Agency-Eligible Loans, and Re/Non-Performing Loans (exclusive of retained tranches from unconsolidated securitizations).
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

	March 31, 2024	December 31, 2023
Book value per common share	$10.84	$10.46
Net proceeds of preferred stock less liquidation preference of preferred stock per common share (1)	(0.26)	(0.26)
Adjusted book value per common share	$10.58	$10.20
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

Three Months Ended March 31, 2024 compared to the Three Months Ended March 31, 2023

The table below presents certain information from our consolidated statements of operations for the three months ended March 31, 2024 and 2023 (in thousands).

	Three Months Ended
	March 31, 2024	March 31, 2023	Increase/(Decrease)
Statement of Operations Data:
Net Interest Income
Interest income	$95,572	$57,803	$37,769
Interest expense	78,393	46,188	32,205
Total Net Interest Income	17,179	11,615	5,564

Other Income/(Loss)
Net interest component of interest rate swaps	1,900	1,020	880
Net realized gain/(loss)	(1,103)	100	(1,203)
Net unrealized gain/(loss)	10,014	8,717	1,297
Total Other Income/(Loss)	10,811	9,837	974

Expenses
Management fee to affiliate	1,741	2,075	(334)
Non-investment related expenses	3,114	2,820	294
Investment related expenses	3,283	2,326	957
Transaction related expenses	999	1,707	(708)
Total Expenses	9,137	8,928	209

Income/(loss) before equity in earnings/(loss) from affiliates	18,853	12,524	6,329

Equity in earnings/(loss) from affiliates	2,037	16	2,021
Net Income/(Loss)	20,890	12,540	8,350

Dividends on preferred stock	(4,586)	(4,586)	—

Net Income/(Loss) Available to Common Stockholders	$16,304	$7,954	$8,350

Interest income

Interest income is calculated using the effective interest method for our GAAP investment portfolio.

Interest income increased from the three months ended March 31, 2023 to the three months ended March 31, 2024 primarily as a result of an increased investment portfolio resulting from the acquisition of WMC in December 2023 along with purchases of Non-Agency Loans and Agency-Eligible Loans during the period and an increase in the weighted average yield of our investment portfolio. The following table presents a summary of the weighted average amortized cost of and the weighted average yield on our GAAP investment portfolio for the three months ended March 31, 2024 and 2023 ($ in millions).

	Three Months Ended
	March 31, 2024	March 31, 2023	Increase/(Decrease)
Weighted average amortized cost of our GAAP investment portfolio	$6,457	$4,693	$1,764
Weighted average yield on our GAAP investment portfolio	5.92%	4.93%	0.99%

Interest expense

Interest expense is inclusive of our financing cost related to our financing arrangements on our GAAP investment portfolio, securitized debt, Legacy WMC Convertible Notes, and Senior Unsecured Notes.

Interest expense increased from the three months ended March 31, 2023 to the three months ended March 31, 2024 due to an increase in the GAAP financing balance outstanding resulting from the assumption of financing through the acquisition of WMC in December 2023 along with the issuance of securitized debt during the period and an increase in the weighted average financing rate. The following table presents a summary of the weighted average financing balance and the weighted average financing rate on our GAAP investment portfolio for the three months ended March 31, 2024 and 2023 ($ in millions).

	Three Months Ended
	March 31, 2024	March 31, 2023	Increase/(Decrease)
Weighted average GAAP financing balance	$6,022	$4,288	$1,734
Weighted average financing rate on our GAAP investment portfolio	5.21%	4.31%	0.90%

Net interest component of interest rate swaps

Net interest component of interest rate swaps represents the net interest income received or expense paid on our interest rate swaps.

We recorded income on the net interest component of interest rate swaps during the three months ended March 31, 2024 and 2023 as a result of our swap portfolio being in a net receive position. Interest income increased from the three months ended March 31, 2023 to the three months ended March 31, 2024 primarily as a result of an increase in the net weighted average receive rate during the three months ended March 31, 2024 compared with the three months ended March 31, 2023. The following table presents a summary of our interest rate swap portfolio as of March 31, 2024 and 2023 ($ in millions).

	March 31, 2024	March 31, 2023	Increase/(Decrease)
Interest rate swap notional value	$454	$468	$(14)
Weighted average receive-variable rate	5.34%	4.87%	0.47%
Weighted average pay-fix rate	3.74%	3.69%	0.05%
Net weighted average (pay)/receive rate	1.60%	1.18%	0.42%

Net realized gain/(loss)

The following table presents a summary of Net realized gain/(loss) for the three months ended March 31, 2024 and 2023 (in thousands). The realized loss during the three months ended March 31, 2024 was primarily driven by unwinding pay-fix, receive-variable interest rate swaps which were held at unrealized losses partially offset by gains on the sale of certain Non-Agency RMBS acquired in the WMC acquisition and gains on the settlement of forward purchase commitments.

	Three Months Ended
	March 31, 2024	March 31, 2023
Sales of residential mortgage loans and loans transferred to or sold from Other assets	$48	$(9,902)
Sales of real estate securities	848	—
Settlement of derivatives and other instruments	(1,999)	10,002
Total Net realized gain/(loss)	$(1,103)	$100

Net unrealized gain/(loss)

The following table presents a summary of Net unrealized gain/(loss) for the three months ended March 31, 2024 and 2023 (in thousands). During the three months ended March 31, 2024, there were unrealized gains on residential mortgage loans and derivatives offset by unrealized losses on securitized debt.

	Three Months Ended
	March 31, 2024	March 31, 2023
Residential mortgage loans	$23,079	$97,201
Commercial loans	111	—
Real estate securities	(116)	4,127
Securitized debt	(22,429)	(72,642)
Derivatives	9,369	(19,969)
Total Net unrealized gain/(loss)	$10,014	$8,717

Management fee to affiliate

Our management fee is based upon a percentage of our Stockholders’ Equity. See the "Contractual obligations" section of this Item 2 for further detail on the calculation of our management fee and for the definition of Stockholders’ Equity. In connection with the WMC acquisition, we and our Manager entered into the MITT Management Agreement Amendment pursuant to which the base management fee will be reduced by $0.6 million for the first four quarters following the transaction closing, beginning with the fiscal quarter in which the transaction closing occurs (i.e., resulting in an aggregate $2.4 million waiver of base management fees). During the three months ended March 31, 2024, the base management fee was reduced by $0.6 million. This was offset by an increase in stockholders' equity as calculated pursuant to the management agreement as a result of the WMC acquisition.

Non-investment related expenses

Non-investment related expenses are primarily comprised of professional fees, directors’ and officers’ ("D&O") insurance, directors’ compensation, and certain non-investment related expenses reimbursable to our Manager or its affiliates. We are required to reimburse our Manager or its affiliates for operating expenses incurred by our Manager or its affiliates on our behalf, including certain compensation expenses and other expenses relating to legal, accounting, and other services. Refer to the "Contractual obligations" section below for more detail on certain expenses reimbursable to our Manager or its affiliates. The following table presents a summary of our non-investment related expenses for the three months ended March 31, 2024 and 2023 (in thousands).

	Three Months Ended
	March 31, 2024	March 31, 2023
Affiliate reimbursement (1)	$1,664	$1,400
Professional Fees	547	552
D&O insurance	334	272
Directors' compensation	318	176
Other	251	420
Total Non-investment related expenses	$3,114	$2,820
(1)For the three months ended March 31, 2024, the Manager agreed to waive its right to receive expense reimbursements of $0.3 million pursuant to the MITT Management Agreement Amendment executed in connection with the Merger.

Investment related expenses

Investment related expenses are primarily comprised of servicing fees, asset management fees, trustee fees, and certain investment related expenses reimbursable to the Manager or its affiliates. We are required to reimburse our Manager or its affiliates for operating expenses incurred by our Manager or its affiliates on our behalf associated with our investment portfolio. The following table presents a summary of our investment related expenses for the three months ended March 31, 2024 and 2023 (in thousands).

	Three Months Ended
	March 31, 2024	March 31, 2023
Affiliate reimbursement	$114	$102
Servicing fees (1)	1,871	1,050
Residential mortgage loan asset management fees	615	635
Trustee and bank fees	516	375
Other	167	164
Total Investment related expenses	$3,283	$2,326
(1)The acquisition of WMC in December 2023 resulted in an increase in our residential mortgage loan portfolio of $1.1 billion of unpaid principal balance, which contributed to an increase in servicing fees and other residential loan related expenses.

Transaction related expenses

Historically, transaction related expenses have included expenses primarily associated with purchasing and securitizing residential mortgage loans as well as certain other transaction and performance related fees associated with assets we invest in. Transaction related expenses decreased from the three months ended March 31, 2023 to the three months ended March 31, 2024 primarily due to less expenses associated with the securitization executed in the first quarter of 2024 compared to the securitization executed in the first quarter of 2023.

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

	Three Months Ended
	March 31, 2024	March 31, 2023
MATT Non-QM Securities (1)	$2,205	$1,625
Land Related Financing	—	339
Re/Non-Performing Securities	105	192
AG Arc (2)	(273)	(2,140)
Equity in earnings/(loss) from affiliates	$2,037	$16
(1)For the three months ended March 31, 2024, the earnings/(loss) generated from our investment in MATT Non-QM Securities consisted of interest income of $0.8 million, net unrealized gains of $1.5 million, and other expenses of $(0.1) million. For the three months ended March 31, 2023, the earnings/(loss) generated from our investment in MATT Non-QM Securities consisted of net interest income of $0.9 million, net unrealized gains of $0.8 million, and other expenses of $(0.1) million.
(2)Refer to the table below for additional detail on the earnings/(loss) generated from our investment in AG Arc.

The below table further disaggregates our "Equity in earnings/(loss) from affiliates" line item on our consolidated statements of operations (in thousands).

	Three Months Ended
	March 31, 2024	March 31, 2023
Interest income	$1,081	$1,760
Interest expense	72	264
Total Net Interest Income	1,009	1,496

Net unrealized gain/(loss)	1,370	794

After-tax earnings/(loss) at AG Arc (1)	(116)	(2,315)
Net unrealized gain/(loss) on investment in AG Arc	44	175
Elimination of gains on loans sold to MITT (2)	(201)	—
Total AG Arc Earnings/(Loss)	(273)	(2,140)

Other operating expenses	69	134

Equity in earnings/(loss) from affiliates	$2,037	$16
(1)The earnings/(loss) at AG Arc during the three months ended March 31, 2024 were primarily the result of $(0.2) million of losses related to Arc Home's lending and servicing operations, offset by $0.1 million related to changes in the fair value of the MSR portfolio held by Arc Home. The earnings/(loss) at AG Arc during the three months ended March 31, 2023 were primarily the result of $(1.6) million related to changes in the fair value of the MSR portfolio held by Arc Home, along with $(0.7) million of losses related to Arc Home's lending and servicing operations.
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

We define EAD, a non-GAAP financial measure, as Net Income/(loss) available to common stockholders excluding (i) (a) unrealized gains/(losses) on loans, real estate securities, derivatives and other investments, inclusive of our investment in AG Arc, and (b) net realized gains/(losses) on the sale or termination of such instruments, (ii) any transaction related expenses incurred in connection with the acquisition, disposition, or securitization of our investments as well as transaction related expenses incurred in connection with the WMC acquisition, (iii) accrued deal-related performance fees payable to third party operators to the extent the primary component of the accrual relates to items that are excluded from EAD, such as unrealized and realized gains/(losses), (iv) realized and unrealized changes in the fair value of Arc Home's net mortgage servicing rights and the derivatives intended to offset changes in the fair value of those net mortgage servicing rights, (v) deferred taxes recognized at our taxable REIT subsidiaries, if any, and (vi) any bargain purchase gains recognized. Items (i) through (vi) above include any amount related to those items held in affiliated entities. Management considers the transaction related expenses referenced in (ii) above to be similar to realized losses incurred at the acquisition, disposition, or securitization of an asset and does not view them as being part of its core operations. Management views the exclusion described in (iv) above to be consistent with how it calculates EAD on the remainder of its portfolio. Management excludes all deferred taxes because it believes deferred taxes are not representative of current operations. EAD includes the net interest income and other income earned on our investments on a yield adjusted basis, including TBA dollar roll income/(loss) or any other investment activity that may earn or pay net interest or its economic equivalent.

A reconciliation of "Net Income/(loss) available to common stockholders" to EAD for the three months ended March 31, 2024 and 2023 is set forth below (in thousands, except per share data).

	Three Months Ended
	March 31, 2024	March 31, 2023
Net Income/(loss) available to common stockholders	$16,304	$7,954
Add (Deduct):
Net realized (gain)/loss	1,103	(100)
Net unrealized (gain)/loss	(10,014)	(8,717)
Transaction related expenses and deal related performance fees (1)	1,023	1,800
Equity in (earnings)/loss from affiliates	(2,037)	(16)
EAD from equity method investments (2)(3)	(254)	(339)
Earnings available for distribution	$6,125	$582

Earnings available for distribution, per Diluted Share	$0.21	$0.03
(1)For the three months ended March 31, 2024 and 2023, total transaction related expenses and deal related performance fees included $1.0 million and $1.7 million, respectively, recorded within the "Transaction related expenses" line item and $24 thousand and $0.1 million, respectively, recorded within the "Interest expense" line item, which relates to the amortization of deferred financing costs.
(2)For the three months ended March 31, 2024 and 2023, $0.9 million or $0.03 per share and $(0.6) million or $(0.03) per share, respectively, of realized and unrealized changes in the fair value of Arc Home's net mortgage servicing rights and corresponding derivatives were excluded from EAD, net of deferred tax expense or benefit. Additionally, for the three months ended March 31, 2024 and 2023, $44 thousand or $0.00 per share and $0.2 million or $0.01 per share, respectively, of unrealized changes in the fair value of our investment in Arc Home were excluded from EAD.
(3)EAD recognized by AG Arc does not include our portion of gains recorded by Arc Home in connection with the sale of residential mortgage loans to us. For the three months ended March 31, 2024, we eliminated $0.2 million or $0.01 per share of intra-entity profits recognized by Arc Home, and also decreased the cost basis of the underlying loans we purchased by the same amount. For the three months ended March 31, 2023 we did not eliminate any intra-entity profits recognized by Arc Home as we did not purchase any loans from Arc during the quarter. Refer to Note 10 to the "Notes to Consolidated Financial Statements (unaudited)" for more information on this accounting policy.

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

In December 2023, through our acquisition of WMC, we increased our investment portfolio by $1.2 billion, which primarily consisted of Securitized Non-Agency Loans. For more information on the WMC acquisition, refer to "WMC Acquisition" above and the section entitled "WMC Acquisition" in Note 1 to the "Notes to Consolidated Financial Statements (unaudited)."

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

Investment portfolio

The following tables present a summary of our investment portfolio, inclusive of net interest margin and leverage ratios, as of March 31, 2024 and a reconciliation of these metrics on our Investment Portfolio to their respective metrics on our GAAP Investment Portfolio ($ in thousands).

	March 31, 2024
	Investment			Securitized Debt			Cost of Funds (b)	Allocated Equity (c)	Net Interest Margin
Instrument	Amortized Cost	Fair Value	Yield (a)	Amortized Cost	Fair Value	Financing Arrangements				Leverage Ratio (d)
Residential Investments
Securitized Non-Agency Loans	$5,829,628	$5,467,555	5.64%	$5,153,803	$4,871,205	$315,007	5.15%	$281,343	0.49%	0.9x
Securitized Re/Non-Performing Loans	195,903	177,449	6.27%	119,819	109,737	43,628	4.42%	24,084	1.85%	1.8x
Non-Agency Loans	98,656	99,144	7.15%	—	—	77,191	5.73%	21,953	1.42%	3.5x
Agency-Eligible Loans	102,327	102,955	6.98%	—	—	94,819	5.96%	8,136	1.02%	11.7x
Residential Whole Loans	920	2,252	116.45%	—	—	—	—%	2,252	116.45%	N/A
Non-Agency RMBS	92,433	97,336	15.54%	—	—	39,998	6.04%	57,338	9.50%	0.7x
Total Residential Investments	6,319,867	5,946,691	5.91%	5,273,622	4,980,942	570,643	5.16%	395,106	0.75%	1.3x

Agency RMBS	143,935	142,783	6.24%	—	—	98,371	3.75%	44,412	2.49%	2.2x

Legacy WMC Commercial Investments (e)
Commercial Loans	66,267	66,474	10.06%	—	—	47,222	8.33%	19,252	1.73%	2.5x
CMBS	57,372	54,389	20.97%	—	—	21,348	7.28%	33,041	13.69%	0.6x
Total Legacy WMC Commercial Investments	123,639	120,863	14.97%	—	—	68,570	8.00%	52,293	6.97%	1.3x

Other Securities	1,120	1,220	19.45%	—	—	—	—%	1,220	19.45%	N/A
Total Investment Portfolio	$6,588,561	$6,211,557	6.09%	$5,273,622	$4,980,942	$737,584	5.17%	$493,031	0.92%	1.4x
Cash and Cash Equivalents (f)								100,287	5.20%
Interest Rate Swaps (g)								13,354	1.60%
Arc Home								33,190
Convertible senior unsecured notes								(78,530)	(8.42)%
Senior unsecured notes								(32,810)	(10.80)%
Non-Interest Earning Assets, net								11,043
Total Stockholders' Equity								$539,565		1.4x

	Investment			Securitized Debt			Cost of Funds (b)	Allocated Equity (c)	Net Interest Margin
	Amortized Cost	Fair Value	Yield (a)	Amortized Cost	Fair Value	Financing Arrangements				Leverage Ratio (d)
Total Investment Portfolio	$6,588,561	$6,211,557	6.09%	$5,273,622	$4,980,942	$737,584	5.17%	$493,031	0.92%	1.4x
Investments in Debt and Equity of Affiliates	17,113	23,860	34.84%	—	—	3,583	7.97%	20,277	26.87%	(h)
GAAP Investment Portfolio	$6,571,448	$6,187,697	5.98%	$5,273,622	$4,980,942	$734,001	5.17%	$472,754	0.81%	10.8x
(a)Excludes any net TBA positions.
(b)Includes the cost (interest expense) or benefit (interest income) from our interest rate swap hedges. The benefit of hedging as of March 31, 2024 was 0.12%.
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

The following table presents a reconciliation of our Investment Portfolio to our GAAP Investment Portfolio as of March 31, 2024 and December 31, 2023 ($ in thousands).

	March 31, 2024							December 31, 2023
Instrument	Current Face	Amortized Cost	Unrealized Mark-to-Market	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Yield	Weighted Average Life (Years) (3)	Fair Value (1)
Residential Investments
Residential Mortgage Loans
Securitized Non-Agency Loans (4)	$5,854,878	$5,829,628	$(362,073)	$5,467,555	5.33%	5.64%	9.63	$5,175,169
Securitized Re- and Non-Performing Loans	212,525	195,903	(18,454)	177,449	3.97%	6.27%	5.78	183,112
Non-Agency Loans	97,544	98,656	488	99,144	8.16%	7.15%	3.09	94,516
Agency-Eligible Loans	99,930	102,327	628	102,955	7.72%	6.98%	3.67	220,709
Re- and Non-Performing Loans	2,439	920	1,332	2,252	N/A	116.45%	1.62	2,406
Total Residential Mortgage Loans	6,267,316	6,227,434	(378,079)	5,849,355	5.36%	5.75%	9.30	5,675,912
Non-Agency RMBS
GCAT Non-Agency RMBS (5)
GCAT Non-Agency Securities	43,794	41,615	(7,406)	34,209	4.67%	6.01%	10.07	32,542
GCAT Non-Agency RMBS Interest Only (6)	N/A	2,455	2,499	4,954	0.54%	37.04%	5.21	4,991
MATT Non-QM Securities (6)	4,497	9,710	6,813	16,523	0.82%	43.95%	3.77	15,257
Re/Non-Performing Securities (6)	5,516	7,403	(66)	7,337	0.95%	14.31%	0.64	7,569
Total GCAT Non-Agency RMBS	53,807	61,183	1,840	63,023	1.40%	19.37%	4.45	60,359
Non-Agency Securities	40,930	31,074	3,059	34,133	6.21%	8.41%	12.93	51,006
Non-Agency RMBS Interest Only (6)	N/A	176	4	180	0.21%	26.83%	5.47	1,083
Total Non-Agency RMBS	94,737	92,433	4,903	97,336	1.86%	15.54%	5.14	112,448
Total Residential Investments	6,362,053	6,319,867	(373,176)	5,946,691	5.18%	5.91%	8.96	5,788,360

Agency RMBS
30 Year Fixed Rate	121,708	121,831	(111)	121,720	5.50%	5.48%	9.26	—
Agency RMBS Interest Only (6)	N/A	22,104	(1,041)	21,063	4.01%	10.59%	6.74	15,694
Total Agency RMBS	121,708	143,935	(1,152)	142,783	4.77%	6.24%	8.04	15,694

Legacy WMC Commercial Investments (7)
Commercial Loans	67,204	66,267	207	66,474	9.25%	10.06%	1.27	66,303
CMBS	103,399	57,372	(2,983)	54,389	7.38%	20.97%	2.28	56,349
Total Legacy WMC Commercial Investments	170,603	123,639	(2,776)	120,863	8.12%	14.97%	1.88	122,652

Other Securities (8)	N/A	1,120	100	1,220	N/A	19.45%	7.06	1,156

Total: Investment Portfolio	$6,654,364	$6,588,561	$(377,004)	$6,211,557	5.24%	6.09%	8.77	$5,927,862
Less: Investments in Debt and Equity of Affiliates
Non-Agency RMBS	$10,013	$17,113	$6,747	$23,860	0.84%	34.84%	3.50	$22,826
Total: GAAP Investment Portfolio	$6,644,351	$6,571,448	$(383,751)	$6,187,697	5.35%	5.98%	9.02	$5,905,036
(1)Refer to Note 10 to the "Notes of the Consolidated Financial Statements (unaudited)" for more detail on what is included in our "Investments in debt and equity of affiliates" line item on our consolidated balance sheets. Our assets held through Investments in debt and equity of affiliates are included in the "MATT Non-QM Securities" and "Re/Non-Performing Securities" line items above.
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
(6)Interest Only have no principal balances and bear interest based on a notional value. The notional value is used solely to determine interest distributions on the interest only classes of securities. The GCAT Non-Agency RMBS Interest Only, MATT Non-QM Securities, Re/Non-Performing Securities, Non-Agency RMBS Interest Only, and Agency RMBS Interest Only line items include interest only classes with notional values of $93.9 million, $302.5 million, $23.2 million, $30.6 million, and $114.8 million, respectively.
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

	March 31, 2024
	Unpaid Principal Balance	Fair Value
Securitized residential mortgage loans in Non-Agency VIEs	$5,854,878	$5,467,555
Securitized debt in Non-Agency VIEs (1)	5,311,289	4,871,205
Other assets (2)	N/A	1,007
Retained Certificates from Non-Agency VIEs (3)(4)(5)(6)		$597,357

Retained interests in Non-Agency VIEs	Current Face	Fair Value
Senior Bonds	$30,822	$30,630
Mezzanine Bonds	23,348	21,506
Subordinate Bonds	489,583	347,864
Interest Only / Excess Servicing Bonds (1)(7)	N/A	197,357
Retained Certificates from Non-Agency VIEs (3)(4)(5)(6)		$597,357
Financing arrangements on retained Certificates from Non-Agency VIEs		315,007
Retained Certificates from Non-Agency VIEs, net of financing arrangements		$282,350
(1)Interest Only have no principal balances and bear interest based on a notional value. The notional value is used solely to determine interest distributions on the interest only classes of securities. As of March 31, 2024, the Securitized debt in Non-Agency VIEs line item includes interest only classes with notional values of $131.3 million. As of March 31, 2024, the notional values of Interest Only / Excess Servicing Bonds was $11.8 billion.
(2)Represents the fair value of real estate owned within Non-Agency VIEs. We record real estate owned at the lower of cost or fair value less estimated costs to sell. As of March 31, 2024, we recorded real estate owned within our Non-Agency VIEs at $0.9 million.
(3)Maximum loss exposure from our involvement with VIEs pertains to the fair value of the Certificates retained from the VIEs. We have no obligation to provide any other explicit or implicit support to the securitization trusts.
(4)As of March 31, 2024, our equity at risk included bonds with a fair value of $405.0 million held in order to comply with Risk Retention Rules. We are generally required to hold the Required Credit Risk until the later of (i) the fifth anniversary of the securitization closing date and (ii) the date on which the aggregate unpaid principal balance of the mortgage loans has been reduced to 25% of the aggregate unpaid principal balance of the mortgage loans as of the securitization closing date, but no longer than the seventh anniversary of the closing date.
(5)As of March 31, 2024, a portion of our equity at risk included bonds exposed to the first loss of the securitization with a fair value of $119.7 million.
(6)Excludes net other asset/(liabilities) held within the VIEs of $7.2 million as of March 31, 2024.
(7)As the sponsor and depositor of each securitization, we may purchase all of the outstanding Certificates (an "Optional Redemption") following the earlier of (1) an applicable anniversary date (typically two or three years) of the respective securitization or (2) the date at which the unpaid principal balance of the applicable collateral has declined below a certain percentage (typically 10% to 30%) of the principal balance originally contributed to the securitization. As of March 31, 2024, there were three securitizations with an unpaid principal balance of $0.4 billion that met the criteria for an Optional Redemption.

Residential mortgage loans

See Note 3 to the "Notes to Consolidated Financial Statements (unaudited)" for information on credit quality and a breakout of geographic concentration of credit risk within loans we include in the "Securitized residential mortgage loans, at fair value" and "Residential mortgage loans, at fair value" line items on our consolidated balance sheets.

Legacy WMC Commercial loans

See Note 3 to the "Notes to Consolidated Financial Statements (unaudited)" for information on the geographic concentration, collateral characteristics, LTV, and maturities of the loans we include in the "Commercial loans, at fair value" line item on our consolidated balance sheets.

Non-Agency RMBS and Legacy WMC CMBS & Other Securities

The following table presents the fair value of our Non-Agency RMBS and Legacy WMC CMBS and Other Securities by credit rating as of March 31, 2024 (in thousands).

		Legacy WMC
Credit Rating (1)	Non-Agency RMBS	CMBS	Other Securities
AAA	$180	$—	$—
A	2,786	—	—
BBB	14,579	4,505	—
BB	16,804	—	—
B	9,341	20,364	—
Below B	—	11,174	—
Not Rated	53,646	18,346	1,220
Total: Non-Agency RMBS	$97,336	$54,389	$1,220
Less: Investments in Debt and Equity of Affiliates	$23,860	$—	$—
Total: GAAP Basis	$73,476	$54,389	$1,220
(1)Represents the minimum rating for rated assets of S&P, Moody's, Morningstar, and Fitch credit ratings, stated in terms of the S&P equivalent.

The following table presents certain characteristics of our Non-Agency RMBS and Legacy WMC CMBS portfolio as of March 31, 2024 (in thousands).

Instrument	Current Face	Fair Value	Weighted Average Life (Years) (1)
Non-Agency RMBS
Non-QM Loans (2)	$54,013	$60,439	4.76
Re- and Non-Performing Loans (2)	5,516	7,337	0.64
Prime (2)	26,165	19,134	10.56
Credit Risk Transfer	9,043	10,426	4.48
Total Non-Agency RMBS	$94,737	$97,336	5.14

Legacy WMC CMBS
Single-Asset/Single-Borrower - Fixed Rate	$53,900	$25,503	2.71
Single-Asset/Single-Borrower - Floating Rate	34,450	19,278	1.16
Conduit - Fixed Rate	15,049	9,608	3.33
Total Legacy WMC CMBS	$103,399	$54,389	2.28
(1)Weighted average life is based on projected life. Typically, actual maturities are shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.
(2)The current face on our Non-Agency RMBS excludes interest only classes which have no principal balances and bear interest based on a notional value. The notional value is used solely to determine interest distributions on the interest only classes of securities. As of March 31, 2024, the notional value of interest only classes included in the Non-QM Loans, Re-and Non-Performing Loans, and Prime line items was $396.4 million, $23.2 million, and $30.6 million, respectively.

The following table presents the geographic concentration of the underlying collateral for our Non-Agency RMBS and Legacy WMC CMBS portfolios as of March 31, 2024 ($ in thousands).

Non-Agency RMBS			Legacy WMC CMBS
Geographic Location	Concentration	Fair Value	Geographic Location	Concentration	Fair Value
California	43.4%	$42,215	California	31.4%	$17,104
New York	15.5%	15,058	Bahamas	27.6%	15,013
Florida	4.8%	4,697	Minnesota	8.9%	4,861
New Jersey	2.4%	2,376	New York	7.2%	3,911
Texas	2.4%	2,296	Florida	3.6%	1,980
Other	31.5%	30,694	Other	21.3%	11,520
Total	100.0%	$97,336	Total	100.0%	$54,389

Agency RMBS

Although our investment activities primarily include acquiring and securitizing newly-originated residential mortgage loans, from time to time we invest excess liquidity into Agency RMBS. The following table presents the fair value and the Constant Prepayment Rate ("CPR") experienced on our Agency RMBS portfolio as of March 31, 2024 ($ in thousands).

	Fair Value	CPR (1)
30 Year Fixed Rate	$121,720	(0.1)%
Agency RMBS Interest Only	21,063	1.2%
Total/Weighted Average	$142,783	0.3%
(1)Represents the weighted average monthly CPRs published during the period for our in-place portfolio.

Financing activities

In December 2023, through our acquisition of WMC, we assumed liabilities of $1.1 billion, which primarily consisted of securitized debt, financing arrangements, and convertible senior unsecured notes. For more information on the acquisition of WMC, refer to "WMC Acquisition" above and the section entitled "WMC Acquisition" in Note 1 to the "Notes to Consolidated Financial Statements (unaudited)."

Financing Arrangements

We use leverage to finance the purchase of our investment portfolio. Our leverage has primarily been in the form of repurchase agreements and similar financing arrangements (which we refer to collectively as financing arrangements), and securitized debt.

Repurchase agreements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a "haircut." The size of the haircut reflects the perceived risk associated with the pledged asset. Haircuts may change as our financing arrangements mature or roll and are sensitive to governmental regulations. Interest rates for our financing arrangements are determined based on prevailing rates (typically a spread over a base rate) corresponding to the terms of the borrowings, and interest is paid on a monthly basis or, for shorter term arrangements, at the end of the term. Repurchase agreements typically have a term of up to one year for loans and a term of 30 to 90 days for securities. Repurchase agreements are generally mark-to-market with respect to margin calls and recourse to us. We had outstanding financing arrangements with six and seven counterparties as of March 31, 2024 and December 31, 2023, respectively.

Our financing arrangements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each financing arrangement, typical supplemental terms include requirements of minimum equity and liquidity, leverage ratios, and performance triggers. In addition, some of the financing arrangements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that we fail to comply with the covenants contained in these financing arrangements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the associated agreement. As of March 31, 2024, we are in compliance with all of our financial covenants.

We also use securitized debt to finance our loan portfolio. Securitized debt is generally non-mark-to-market with respect to margin calls and non-recourse to us.

Legacy WMC Convertible Notes

Through our acquisition of WMC, we assumed the Legacy WMC Convertible Notes. See Note 6 to the "Notes to Consolidated Financial Statements (unaudited)" for additional information on the Legacy WMC Convertible Notes.

Senior Unsecured Notes

On January 26, 2024, we issued $34.5 million principal amount of 9.500% senior notes due 2029. See Note 6 to the "Notes to Consolidated Financial Statements (unaudited)" for additional information on the Senior Unsecured Notes.

Recourse and non-recourse financing

The below table provides detail on the breakout between recourse and non-recourse financing as of March 31, 2024 and December 31, 2023 (in thousands).

	March 31, 2024	December 31, 2023
Recourse financing - Financing arrangements, including those in Investments in Debt and Equity of Affiliates	$677,908	$708,225
Recourse Financing - Legacy WMC Convertible Notes	78,530	85,266
Recourse Financing - Senior Unsecured Notes	32,810	—
Non-recourse financing - Securitized debt, at fair value	4,980,942	4,711,623
Non-recourse financing - Financing arrangements	59,676	62,972
Total Financing	5,829,866	5,568,086

Less:
Recourse financing - Financing arrangements included in Investments in Debt and Equity of Affiliates	3,583	3,605
Total Financing in Investments in Debt and Equity of Affiliates	3,583	3,605

Total Financing: GAAP Basis	$5,826,283	$5,564,481

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

We define GAAP leverage as the sum of (1) GAAP Securitized debt, at fair value, (2) GAAP Financing arrangements, net of any restricted cash posted on such financing arrangements, (3) Convertible senior unsecured notes, (4) Senior unsecured notes, and (5) the amount payable on purchases that have not yet settled less the financing remaining on sales that have not yet settled. We define Economic Leverage, a non-GAAP metric, as the sum of: (i) our GAAP leverage, exclusive of any fully non-recourse financing arrangements, (ii) financing arrangements held through affiliated entities, net of any restricted cash posted on such financing arrangements, exclusive of any financing utilized through AG Arc, any adjustment related to unsettled trades as described in (4) in the previous sentence, and any non-recourse financing arrangements and (iii) our net TBA position (at cost), if any.

The calculations in the tables below divide GAAP leverage and Economic Leverage by our GAAP stockholders’ equity to derive our leverage ratios. The following tables present a reconciliation of our Economic Leverage ratio to GAAP Leverage ($ in thousands).

March 31, 2024	Leverage	Stockholders’ Equity	Leverage Ratio
Securitized debt, at fair value	$4,980,942
GAAP Financing arrangements	734,001
Convertible senior unsecured notes	78,530
Senior unsecured notes	32,810
Restricted cash posted on financing arrangements	(2,109)
GAAP Leverage	$5,824,174	$539,565	10.8x
Financing arrangements through affiliated entities	3,583
Non-recourse financing arrangements (1)	(5,040,618)
Net TBA (receivable)/payable adjustment	(32,552)
Economic Leverage	$754,587	$539,565	1.4x
(1) Non-recourse financing arrangements include securitized debt and other non-recourse financing arrangements.

December 31, 2023	Leverage	Stockholders' Equity	Leverage Ratio
Securitized debt, at fair value	$4,711,623
GAAP Financing arrangements	767,592
Convertible senior unsecured notes	85,266
Restricted cash posted on financing arrangements	(1,696)
GAAP Leverage	$5,562,785	$528,368	10.5x
Financing arrangements through affiliated entities	3,605
Non-recourse financing arrangements (1)	(4,774,595)
Net TBA (receivable)/payable adjustment	(9,163)
Economic Leverage	$782,632	$528,368	1.5x
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

As described above, our distribution requirements are based on taxable income rather than GAAP net income. Differences between taxable income and GAAP net income include (i) unrealized gains and losses associated with investment and derivative portfolios which are marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized or settled, (ii) temporary differences related to amortization of premiums and discounts paid on investments, (iii) the timing and amount of deductions related to stock-based compensation, (iv) temporary differences related to the recognition of realized gains and losses on sold investments and certain terminated derivatives, (v) taxes, and (vi) differences between GAAP income or losses in our TRSs’ and taxable income resulting from dividend distributions to the REIT from our TRSs'. Undistributed taxable income is based on current estimates and is not finalized until we file our annual tax return for that tax year, typically in October of the following year. We did not have any undistributed taxable income as of March 31, 2024.

During the three months ended March 31, 2024, the Company declared common stock dividends of $0.18. During the same period, the Company declared and paid preferred stock dividends on its 8.25% Series A Preferred Stock, 8.00% Series B Preferred Stock, and 8.000% Series C Preferred Stock of $0.51563, $0.50, and $0.50, respectively.

Liquidity and capital resources

Our liquidity determines our ability to meet our cash obligations, including distributions to our stockholders, payment of our expenses, financing our investments and satisfying other general business needs.

Our principal sources of cash consist of borrowings under financing arrangements, principal and interest payments we receive on our investment portfolio, cash generated from our operating results, and proceeds from capital market transactions. We typically use cash to repay principal and interest on our financing arrangements, to purchase loans, real estate securities, and other real estate related assets, to make dividend payments on our capital stock, to repurchase our capital stock, and to fund our operations. We may also generate liquidity when restricted cash that was pledged as collateral for clearing and executing trades, derivatives, and financing arrangements becomes unrestricted when the related collateral requirements are exceeded or at the maturity of the derivative or financing arrangement. Refer to "—Margin requirements" below discussing instances where we may use liquidity to meet margin requirements. At March 31, 2024, we had $140.3 million of liquidity, which consisted of $100.3 million of cash and cash equivalents and $40.0 million of unencumbered Agency RMBS available to support our liquidity needs. Refer to the "Contractual obligations" section of this Item 2 for additional obligations that could impact our liquidity.

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

Cash flows

The below details changes to our cash, cash equivalents, and restricted cash for the three months ended March 31, 2024 and 2023 ($ in thousands).

	Three Months Ended
	March 31, 2024	March 31, 2023	Change
Cash and cash equivalents and restricted cash, Beginning of Period	$125,573	$98,803	$26,770

Net cash provided by (used in) operating activities (1)	11,972	6,529	5,443
Net cash provided by (used in) investing activities (2)	(248,231)	(157,222)	(91,009)
Net cash provided by (used in) financing activities (3)	227,320	154,312	73,008

Net change in cash and cash equivalents and restricted cash	(8,939)	3,619	(12,558)
Cash and cash equivalents and restricted cash, End of Period	$116,634	$102,422	$14,212
(1)Cash provided by operating activities is primarily attributable to net interest income less operating expenses for the three months ended March 31, 2024.
(2)Cash used in investing activities for the three months ended March 31, 2024 was primarily attributable to purchases of investments, offset by principal repayments on investments and sales of investments.
(3)Cash provided by financing activities for the three months ended March 31, 2024 was primarily attributable to proceeds from the issuance of securitized debt and our Senior Unsecured Notes, offset by principal repayments on securitized debt, net repayments of financing arrangements, repurchases of the Convertible Senior Unsecured Notes, and dividend payments.

Stock repurchase programs

On August 3, 2022, our Board of Directors authorized a stock repurchase program (the "2022 Repurchase Program") to repurchase up to $15.0 million of our outstanding common stock. The 2022 Repurchase Program does not have an expiration date and permits us to repurchase our shares through various methods, including open market repurchases, privately negotiated block transactions and Rule 10b5-1 plans. We may repurchase shares of our common stock from time to time in compliance with SEC regulations and other legal requirements. The extent to which we repurchase our shares, and the timing, manner, price, and amount of any such repurchases, will depend upon a variety of factors including market conditions and other corporate considerations as determined by management, as well as the limits of the 2022 Repurchase Program and our liquidity and business strategy. The 2022 Repurchase Program does not obligate us to acquire any particular amount of shares and may be modified or discontinued at any time. As of the date of this filing, approximately $1.5 million of common stock remained authorized for future share repurchases under the 2022 Repurchase Program. See Note 11 in the "Notes to Consolidated Financial Statements (unaudited)" for additional details on the shares repurchased under the 2022 Repurchase Program during the three months ended March 31, 2024 and 2023.

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

Equity distribution agreements

On May 5, 2017, we entered into an equity distribution agreement with each of Credit Suisse Securities (USA) LLC and JMP Securities LLC (collectively, the "Sales Agents"), which we refer to as the "Equity Distribution Agreements," pursuant to which we may sell up to $100.0 million aggregate offering price of shares of our common stock from time to time through the Sales Agents, under the Securities Act of 1933. We did not issue any shares of common stock under the Equity Distribution Agreements during the three months ended March 31, 2024. Since inception of the program, we have issued approximately 2.2 million shares of common stock under the Equity Distribution Agreements for gross proceeds of $48.3 million.

Forward-looking statements regarding liquidity

Based upon our current portfolio, leverage and available borrowing arrangements, we believe the net proceeds of our common equity offerings, preferred equity offerings, senior unsecured note issuances, and private placements, combined with cash flow from operating activities, financing activities, and our available borrowing capacity will be sufficient to enable us to meet our anticipated liquidity requirements, including funding our investment activities, paying fees under our management agreement, funding our distributions to stockholders, funding financing maturities, and paying general corporate expenses.

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

Management fee

The management fee is calculated and payable quarterly in arrears in an amount equal to 1.50% of our Stockholders’ Equity, per annum. For purposes of calculating the management fee, "Stockholders’ Equity" means the sum of the net proceeds from any issuances of equity securities (including preferred securities) since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance, and excluding any future equity issuance to the Manager), plus our retained earnings at the end of such quarter (without taking into account any non-cash equity compensation expense or other non-cash items described below incurred in current or prior periods), less any amount that we pay for repurchases of our common stock, excluding any unrealized gains, losses or other non-cash items that have impacted stockholders’ equity as reported in our financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP, and certain other non-cash charges after discussions between the Manager and our independent directors and after approval by a majority of our independent directors. Stockholders’ Equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders’ equity shown on our financial statements. The below table details the management fees incurred during the three months ended March 31, 2024 and 2023 (in thousands).

	Three Months Ended
Consolidated statements of operations line item:	March 31, 2024	March 31, 2023
Management fee to affiliate (1)	$1,741	$2,075
(1)For the three months ended March 31, 2024, the Manager agreed to waive its right to receive management fees of $0.6 million pursuant to the MITT Management Agreement Amendment executed in connection with the Merger.

As of March 31, 2024 and December 31, 2023, we have recorded management fees payable of $1.7 million and $1.5 million, respectively. The management fee payable is included within the "Due to affiliates" line item within the "Other liabilities" line item on the consolidated balance sheets.

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

During the three months ended March 31, 2024 and 2023, we did not incur any incentive fee expense.

Termination fee

Upon the occurrence of (i) our termination of the management agreement without cause or (ii) the Manager’s termination of the management agreement upon a breach by the Company of any material term of the management agreement, the Manager will be entitled to a termination fee equal to three times the average annual management fee during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter. As of March 31, 2024 and December 31, 2023, no event of termination of the management agreement had occurred.

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

The below table details the expense reimbursement incurred during the three months ended March 31, 2024 and 2023 (in thousands).

	Three Months Ended
Consolidated statements of operations line item:	March 31, 2024	March 31, 2023
Non-investment related expenses (1)	$1,664	$1,400
Investment related expenses	114	102
Transaction related expenses	68	63
Expense reimbursements to Manager or its affiliates	$1,846	$1,565
(1)For the three months ended March 31, 2024, the Manager agreed to waive its right to receive expense reimbursements of $0.3 million pursuant to the MITT Management Agreement Amendment executed in connection with the Merger.

As of March 31, 2024 and December 31, 2023, we recorded a reimbursement payable to our Manager or its affiliates of $1.8 million and $1.5 million, respectively The reimbursement payable to the Manager or its affiliates is included within the "Due to affiliates" line item within the "Other liabilities" line item on the consolidated balance sheets.

Share-based compensation

The AG Mortgage Investment Trust, Inc. 2020 Equity Incentive Plan, which became effective on April 15, 2020 following the approval of our stockholders at our 2020 annual meeting of stockholders, provides for a maximum of 666,666 shares of common stock that may be issued under the plan. The maximum number of shares of common stock granted during a single fiscal year to any non-employee director, taken together with any cash fees paid to such non-employee director during any fiscal year, shall not exceed $300,000 in total value (calculating the value of any such awards based on the grant date fair value). As of March 31, 2024, 448,397 shares of common stock were available to be awarded under the 2020 Equity Incentive Plan.

Since inception of the 2020 Equity Incentive Plan and through March 31, 2024, we have granted an aggregate of 192,101 shares of restricted common stock to our independent directors under our 2020 Equity Incentive Plan, all of which have vested.

On December 6, 2023, in connection with the WMC acquisition, we granted an aggregate 25,962 restricted stock units to the two independent directors added to our Board of Directors who previously served on WMC's board of directors. Through March 31, 2024, the two independent directors have also been granted an aggregate of 206 dividend equivalent units.These restricted stock units and associated dividend equivalent units will vest in full on June 23, 2024, and will be settled in shares of our common stock upon each of the independent director's separation from service with our Board of Directors.

The AG Mortgage Investment Trust, Inc. 2021 Manager Equity Incentive Plan (the "2021 Manager Plan"), which became effective on April 7, 2021 following the approval of our stockholders at our 2021 annual meeting of stockholders, provides for a maximum of 573,425 shares of common stock that may be subject to awards thereunder to our Manager. As of March 31, 2024, there were no shares or awards issued under the 2021 Manager Plan. Following the execution of the Third Amendment to our management agreement in November 2021 related to the incentive fee, our compensation committee no longer expects to continue its historical practice of making periodic equity grants to the Manager pursuant to the 2021 Manager Equity Incentive Plan.

Unfunded commitments

See Note 12 of the "Notes to Consolidated Financial Statements (unaudited)" for detail on our commitments as of March 31, 2024.

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

We record TBA purchases and sales on the trade date and present the purchase or receipt net of the corresponding payable or receivable until the settlement date of the transaction. Refer to Note 7 to the "Notes to Consolidated Financial Statements (unaudited)" for additional detail on TBAs as of March 31, 2024, if applicable.

For additional information on our commitments as of March 31, 2024, refer to Note 12 of the "Notes to Consolidated Financial Statements (unaudited)." We do not expect these commitments, taken as a whole, to be significant to, or to have a material impact on, our overall liquidity or capital resources or our operations.

Critical accounting policies and estimates

We prepare our consolidated financial statements in conformity with GAAP, which requires the use of estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of income and expenses during the reporting period. These estimates are based, in part, on our judgment and assumptions regarding various economic conditions that we believe are reasonable based on facts and circumstances existing at the time of reporting. We believe that the estimates, judgments and assumptions utilized in the preparation of our consolidated financial statements are prudent and reasonable. Although our estimates contemplate conditions as of March 31, 2024 and how we expect them to change in the future, it is reasonably possible that actual conditions could be different than anticipated in arriving at those estimates, which could materially affect reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the periods presented.

Our most critical accounting policies include (i) Valuation of financial instruments, (ii) Accounting for loans, (iii) Accounting for real estate securities, (iv) Interest income recognition, (v) Financing arrangements, (vi) Investment consolidation, and (vii) Accounting for business combinations. Our critical accounting estimates are those which require assumptions to be made about matters that are highly uncertain and include (i), (iv), and (vi) above. A discussion of critical accounting policies and estimates is included in our Form 10-K. Our critical accounting policies and estimates have not materially changed since December 31, 2023.

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

The following chart details information about our duration gap as of March 31, 2024.

Duration (1)(2)	Years
Agency RMBS	0.13
TBA	(0.03)
Agency Hedges	(0.43)
Agency RMBS subtotal	(0.33)

Securitized Residential Mortgage Loans	3.69
Real Estate Securities and Legacy WMC Commercial Loans	0.16
Hedges on securitized products	(0.51)
Securitized products subtotal	3.34

Residential Mortgage Loans (3)	0.40
Hedges on Residential Mortgage Loans	(0.55)
Residential Mortgage Loans subtotal	(0.15)

Legacy WMC Convertible Notes and Senior Unsecured Notes	(0.12)

Total	2.74
(1)Duration related to financing arrangements is netted within its respective line items.
(2)Duration does not include our investment in AG Arc LLC.
(3)Residential Mortgage Loans are inclusive of forward purchase commitments to acquire Non-Agency Loans and Agency-Eligible Loans as of March 31, 2024.

The following table quantifies the estimated percent change in GAAP equity, the fair value of our assets, and projected net interest income should interest rates go up or down instantaneously by 25, 50, and 75 basis points, assuming (i) the yield curves of the rate shocks will be parallel to each other and the current yield curve and (ii) all other market risk factors remain constant. These estimates were compiled using a combination of third-party services and models, market data and internal models. All changes in equity, assets, and income are measured as percentage changes from the GAAP equity, assets, and projected net interest income from our base interest rate scenario. The base interest rate scenario assumes spot and forward interest rates existing as of March 31, 2024. Actual results could differ materially from these estimates.

Agency RMBS and Agency-Eligible Loan assumptions attempt to predict default and prepayment activity at projected interest rate levels. To the extent that these estimates or other assumptions do not hold true, actual results will likely differ materially from projections and could result in percentage changes larger or smaller than the estimates in the table below. Moreover, if different models were employed in the analysis, materially different projections could result. In addition, while the table below reflects the estimated impact of interest rate increases and decreases on a static portfolio as of March 31, 2024, our Manager may from time to time sell any of our investments as a part of the overall management of our investment portfolio.

Change in Interest Rates (basis points) (1)	Change in Fair Value as a Percentage of GAAP Equity (2)(3)	Change in Fair Value as a Percentage of Assets (2)(3)	Percentage Change in Projected Net Interest Income (4)
75	(5.1)%	(0.4)%	0.4%
50	(3.4)%	(0.3)%	0.4%
25	(1.7)%	(0.1)%	0.3%
(25)	1.7%	0.1%	(0.4)%
(50)	3.5%	0.3%	(1.0)%
(75)	5.3%	0.4%	(1.6)%
(1)Includes investments held through affiliated entities that are reported as "Investments in debt and equity of affiliates" on our consolidated balance sheet, but excludes AG Arc.
(2)Does not include cash investments, which typically have overnight maturities and are not expected to change in value as interest rates change.
(3)Changes in fair value as a percentage of GAAP equity and assets are inclusive of forward purchase commitments to acquire Non-Agency Loans and Agency-Eligible Loans as of March 31, 2024.
(4)Interest income includes trades settled as of March 31, 2024.

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2024. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Refer to the risks identified under the caption "Risk Factors", in our Annual Report on Form 10-K for the year ended December 31, 2023 and our subsequent filings, which are available on the Securities and Exchange Commission’s website at www.sec.gov, and in the "Forward-Looking Statements" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" sections herein.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION.

Submission of Matters to a Vote of Security Holders - Results of 2024 Annual Meeting of Stockholders

On May 2, 2024, the Company held its 2024 annual meeting of stockholders, where the Company’s stockholders voted on the following matters which were set forth in the notice for the meeting:

1.Election of eight directors to the Company's board of directors, with each director serving until the Company's 2025 annual meeting of stockholders or until his or her successor is duly elected and qualified;
2.Ratification of the appointment of Deloitte & Touche LLP as the Company's independent registered public accounting firm for the year ending December 31, 2024;
3.Approval, on an advisory basis, of the Company's executive compensation; and
4.Selection, on an advisory basis, of the frequency of future advisory votes relating to executive compensation.

Each of the eight nominees was elected, the appointment of Deloitte & Touche LLP as the independent registered public accounting firm was ratified, the executive compensation was approved on an advisory basis, and the Company's stockholders voted to hold an advisory vote on executive compensation each year.

1.	Election of Directors:

Director	Votes For	Votes Withheld	Broker Non-Votes
Debra Hess	8,999,025	1,212,515	9,505,556
T.J. Durkin	9,551,526	660,014	9,505,556
Dianne Hurley	9,390,733	820,807	9,505,556
Matthew Jozoff	9,536,396	675,144	9,505,556
M. Christian Mitchell	9,547,506	664,034	9,505,556
Lisa G. Quateman	9,542,983	668,557	9,505,556
Peter Linneman	9,238,942	972,598	9,505,556
Nicholas Smith	9,551,541	659,999	9,505,556

2.	Ratification of the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2024:

Votes For	Votes Against	Abstentions	Broker Non-Votes
19,065,346	515,150	136,600	—

3.	Approval, on an advisory basis, of the Company's executive compensation:

Votes For	Votes Against	Abstentions	Broker Non-Votes
8,795,793	1,069,538	346,209	9,505,556

4.	Selection, on an advisory basis, of the frequency of future advisory votes relating to executive compensation:

Every Year	Every Two Years	Every Three Years	Abstentions	Broker Non-Votes
9,463,678	315,426	275,781	156,655	9,505,556

Based on the stockholder voting results on this proposal and consistent with the recommendation of the Board as set forth in the Company's definitive proxy statement, the Company will hold the advisory vote on the Company's executive compensation every year until the next required non-binding advisory vote on the frequency of stockholder votes on executive compensation.

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

4.6
Second Supplemental Indenture, dated as of September 14, 2021, by and between Western Asset Mortgage Capital Corporation and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 4.2 of Western Asset Mortgage Capital Corporation's Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 14, 2021.

4.7
Third Supplemental Indenture, dated as of December 6, 2023, by and among AG Mortgage Investment Trust, Inc., AGMIT Merger Sub, LLC, Western Asset Mortgage Capital Corporation and Computershare Trust Company, National Association, as successor to Wells Fargo Bank, National Association, incorporated by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 6, 2023.

4.8
Form of 6.75% Convertible Senior Notes due 2024, attached as Exhibit A to the Second Supplemental Indenture filed as Exhibit 4.6 hereto, incorporated by reference to Western Asset Mortgage Capital Corporation's Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 14, 2021.

4.9
Indenture, dated January 26, 2024, between AG Mortgage Investment Trust, Inc. and U.S. Bank Trust Company, National Association, as Trustee, incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form 8-A12B, filed with the Securities and Exchange Commission on January 26, 2024.

4.10
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

AG MORTGAGE INVESTMENT TRUST, INC.

May 7, 2024	By:	/s/ THOMAS J. DURKIN
Thomas J. Durkin
Chief Executive Officer and President (principal executive officer)

May 7, 2024	By:	/s/ ANTHONY W. ROSSIELLO
Anthony W. Rossiello
Chief Financial Officer (principal financial officer and principal accounting officer)