Form 10-Q
period 2024-06-30
AG Mortgage Investment Trust, Inc.
filed 2024-08-06
CIK 1514281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________

FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                          to
Commission file number 001-35151
_____________________________________________________________________

AG MORTGAGE INVESTMENT TRUST, INC.
(Exact name of registrant as specified in its charter)
_____________________________________________________________________

Maryland	27-5254382
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
245 Park Avenue, 26th Floor New York, New York	10167
(Address of Principal Executive Offices)	(Zip Code)
(212) 692-2000
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class:	Trading Symbols:	Name of each exchange on which registered:
Common Stock, $0.01 par value per share	MITT	New York Stock Exchange (NYSE)
8.25% Series A Cumulative Redeemable Preferred Stock	MITT PrA	New York Stock Exchange (NYSE)
8.00% Series B Cumulative Redeemable Preferred Stock	MITT PrB	New York Stock Exchange (NYSE)
8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	MITT PrC	New York Stock Exchange (NYSE)
9.500% Senior Notes due 2029	MITN	New York Stock Exchange (NYSE)
9.500% Senior Notes due 2029	MITP	New York Stock Exchange (NYSE)
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
Yes   ☐     No   ☒
As of August 1, 2024, there were 29,492,984 outstanding shares of common stock of AG Mortgage Investment Trust, Inc.

AG MORTGAGE INVESTMENT TRUST, INC.

PART I

ITEM 1. FINANCIAL STATEMENTS

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands, except per share data)

	June 30, 2024	December 31, 2023
Assets
Securitized residential mortgage loans, at fair value - $675,429 and $645,876 pledged as collateral, respectively (1)	$5,791,846	$5,358,281
Residential mortgage loans, at fair value - $206,902 and $315,225 pledged as collateral, respectively	214,386	317,631
Residential mortgage loans held for sale, at fair value - $87,077 and $0 pledged as collateral, respectively	87,077	—
Commercial loans, at fair value - $66,753 and $66,303 pledged as collateral, respectively	66,753	66,303
Real estate securities, at fair value - $625,296 and $155,115 pledged as collateral, respectively	689,929	162,821
Investments in debt and equity of affiliates	54,351	55,103
Cash and cash equivalents	120,912	111,534
Restricted cash	27,522	14,039
Other assets	47,325	40,716
Total Assets	$7,100,101	$6,126,428

Liabilities
Securitized debt, at fair value (1)	$5,117,189	$4,711,623
Financing arrangements	1,235,805	767,592
Convertible senior unsecured notes	78,849	85,266
Senior unsecured notes	95,380	—
Dividend payable	5,600	1,472
Other liabilities (2)	33,776	32,107
Total Liabilities	6,566,599	5,598,060
Commitments and Contingencies (Note 12)
Stockholders’ Equity
Preferred stock - $227,991 aggregate liquidation preference	220,472	220,472
Common stock, par value $0.01 per share; 450,000 shares of common stock authorized and 29,474 and 29,437 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	295	294
Additional paid-in capital	824,106	823,715
Retained earnings/(deficit)	(511,371)	(516,113)
Total Stockholders’ Equity	533,502	528,368

Total Liabilities and Stockholders’ Equity	$7,100,101	$6,126,428
(1)These balances relate to certain residential mortgage loans which were securitized resulting in the Company consolidating the variable interest entities that were created to facilitate these securitizations as the Company was determined to be the primary beneficiary. The "Securitized debt, at fair value" is collateralized by the "Securitized residential mortgage loans, at fair value" held within the securitization trusts. See Note 3 and Note 6 for additional details.
(2)Refer to Note 7 and Note 10 for additional details on amounts payable to affiliates.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net Interest Income
Interest income	$99,815	$60,788	$195,387	$118,591
Interest expense	83,434	49,429	161,827	95,617
Total Net Interest Income	16,381	11,359	33,560	22,974

Other Income/(Loss)
Net interest component of interest rate swaps	2,367	1,784	4,267	2,804
Net realized gain/(loss)	1,963	1,944	860	2,044
Net unrealized gain/(loss)	(9,226)	(206)	788	8,511
Total Other Income/(Loss)	(4,896)	3,522	5,915	13,359

Expenses
Management fee to affiliate (1)	1,753	2,061	3,494	4,136
Non-investment related expenses (1)	2,746	2,574	5,860	5,394
Investment related expenses (1)	3,491	2,232	6,774	4,558
Transaction related expenses (1)	481	396	1,480	2,103
Total Expenses	8,471	7,263	17,608	16,191

Income/(loss) before equity in earnings/(loss) from affiliates	3,014	7,618	21,867	20,142

Equity in earnings/(loss) from affiliates	911	438	2,948	454
Net Income/(Loss)	3,925	8,056	24,815	20,596

Dividends on preferred stock	(4,586)	(4,586)	(9,172)	(9,172)

Net Income/(Loss) Available to Common Stockholders	$(661)	$3,470	$15,643	$11,424

Earnings/(Loss) Per Share of Common Stock
Basic	$(0.02)	$0.17	$0.53	$0.55
Diluted	$(0.02)	$0.17	$0.53	$0.55

Weighted Average Number of Shares of Common Stock Outstanding
Basic	29,474	20,249	29,463	20,655
Diluted	29,474	20,249	29,490	20,655
    (1) Refer to Note 10 for additional details on related party transactions.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands)

For the Three Months Ended June 30, 2024 and June 30, 2023
	Common Stock		Preferred Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)
	Shares	Amount				Total
Balance at April 1, 2024	29,453	$295	$220,472	$823,908	$(505,110)	$539,565
Grant of restricted stock and amortization of equity based compensation	21	—	—	198	—	198
Common dividends declared	—	—	—	—	(5,600)	(5,600)
Preferred dividends declared	—	—	—	—	(4,586)	(4,586)
Net Income/(Loss)	—	—	—	—	3,925	3,925
Balance at June 30, 2024	29,474	$295	$220,472	$824,106	$(511,371)	$533,502

	Common Stock		Preferred Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)
	Shares	Amount				Total
Balance at April 1, 2023	20,377	$204	$220,472	$773,457	$(532,220)	$461,913
Repurchase of common stock	(187)	(2)	—	(1,106)	—	(1,108)
Grant of restricted stock	15	—	—	87	—	87
Common dividends declared	—	—	—	—	(3,637)	(3,637)
Preferred dividends declared	—	—	—	—	(4,586)	(4,586)
Net Income/(Loss)	—	—	—	—	8,056	8,056
Balance at June 30, 2023	20,205	$202	$220,472	$772,438	$(532,387)	$460,725

For the Six Months Ended June 30, 2024 and June 30, 2023
	Common Stock		Preferred Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)
	Shares	Amount				Total
Balance at January 1, 2024	29,437	$294	$220,472	$823,715	$(516,113)	$528,368
Grant of restricted stock and amortization of equity based compensation	37	1	—	391	—	392
Common dividends declared	—	—	—	—	(10,901)	(10,901)
Preferred dividends declared	—	—	—	—	(9,172)	(9,172)
Net Income/(Loss)	—	—	—	—	24,815	24,815
Balance at June 30, 2024	29,474	$295	$220,472	$824,106	$(511,371)	$533,502

	Common Stock		Preferred Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)
	Shares	Amount				Total
Balance at January 1, 2023	21,284	$212	$220,472	$778,606	$(536,490)	$462,800
Repurchase of common stock	(1,110)	(11)	—	(6,341)	—	(6,352)
Grant of restricted stock	31	1	—	173	—	174
Common dividends declared	—	—	—	—	(7,321)	(7,321)
Preferred dividends declared	—	—	—	—	(9,172)	(9,172)
Net Income/(Loss)	—	—	—	—	20,596	20,596
Balance at June 30, 2023	20,205	$202	$220,472	$772,438	$(532,387)	$460,725

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended
	June 30, 2024	June 30, 2023
Cash Flows from Operating Activities
Net income/(loss)	$24,815	$20,596
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Net amortization of premium/(discount)	4,684	4,158
Net realized (gain)/loss	(860)	(2,044)
Net unrealized (gain)/loss	(788)	(8,511)
Grant of restricted stock and amortization of equity based compensation	392	174
Equity in (earnings)/loss from affiliates	(2,948)	(454)
Distributions of income from investments in debt and equity of affiliates	1,098	741
Change in operating assets/liabilities:
Other assets	1,901	(1,804)
Other liabilities	(2,590)	2,237
Net cash provided by (used in) operating activities	25,704	15,093

Cash Flows from Investing Activities
Purchases of residential mortgage loans	(713,897)	(242,757)
Purchases of real estate securities	(576,266)	(276,534)
Investments in debt and equity of affiliates	—	(4,107)
Proceeds from sales of residential mortgage loans	—	167,352
Proceeds from sales of real estate securities	39,176	—
Principal repayments on residential mortgage loans	312,147	171,344
Principal repayments on real estate securities	8,018	5,781
Distributions received in excess of income from investments in debt and equity of affiliates	3,207	7,073
Net settlement of interest rate swaps and other instruments	4,374	12,366
Net settlement of TBAs	24	(65)
Cash flows provided by other investing activities	1,701	2,788
Net cash provided by (used in) investing activities	(921,516)	(156,759)

Cash Flows from Financing Activities
Repurchase of common stock	—	(6,352)
Net borrowings under (repayments of) financing arrangements	474,626	105,824
Principal repayments on fixed-rate long-term financing arrangements	(5,596)	—
Proceeds from issuance of senior unsecured notes	95,217	—
Repurchases of convertible senior unsecured notes	(7,059)	—
Deferred financing costs paid	(142)	(9)
Proceeds from issuance of securitized debt	662,024	235,709
Principal repayments on securitized debt	(284,452)	(161,369)
Net collateral received from (paid to) derivative counterparty	—	(8,874)
Dividends paid on common stock	(6,773)	(7,530)
Dividends paid on preferred stock	(9,172)	(9,172)
Net cash provided by (used in) financing activities	918,673	148,227

	Six Months Ended
	June 30, 2024	June 30, 2023

Net change in cash and cash equivalents and restricted cash	22,861	6,561
Cash and cash equivalents and restricted cash, Beginning of Period	125,573	98,803
Cash and cash equivalents and restricted cash, End of Period	$148,434	$105,364

Supplemental disclosure of cash flow information:
Cash paid for interest on financing arrangements and securitized debt	$144,252	$87,632
Cash paid for income taxes	$141	$225

Supplemental disclosure of non-cash financing and investing activities:
Common stock dividends declared but not paid	$5,600	$3,637
Transfer from residential mortgage loans to other assets	$3,313	$1,353

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	June 30, 2024	June 30, 2023
Cash and cash equivalents	$120,912	$80,308
Restricted cash	27,522	25,056
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$148,434	$105,364

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2024

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

(1)These investments are included in the "Securitized residential mortgage loans, at fair value", "Residential mortgage loans, at fair value", and "Residential mortgage loans held for sale, at fair value" line items on the consolidated balance sheets.
(2)These investments are included in the "Real estate securities, at fair value" line item on the consolidated balance sheets.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2024
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
June 30, 2024
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
June 30, 2024
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

Unaudited Supplemental Pro Forma Financial Information

The following table presents unaudited pro forma combined interest income and net income/(loss) available to common stockholders for the six months ended June 30, 2023 prepared as if the Merger had been consummated on January 1, 2022 (in thousands).

Six months ended June 30, 2023
Interest income	$156,655
Net Income/(Loss) Available to Common Stockholders	10,229

The unaudited supplemental pro forma financial information for the six months ended June 30, 2023 includes adjustments to reflect the deconsolidation of certain variable interest entities ("VIE") held by WMC, as well as adjustments to management fees and certain other expenses. In addition, for the year ended December 31, 2022, the pro-forma financial information includes adjustments related to any bargain purchase gain and transaction related expenses. The unaudited supplemental pro forma financial information does not include any anticipated expense synergies or other anticipated benefits of the Merger and, accordingly, the unaudited supplemental pro forma financial information is not necessarily indicative of either future results of operations or results that might have been achieved had the Merger occurred on January 1, 2022.

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
June 30, 2024
Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates.

Investment consolidation

An entity is a VIE if the equity investors (i) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, (ii) are unable to direct the entity’s activities or (iii) are not exposed to the entity’s losses or entitled to its residual returns. VIEs within the scope of Accounting Standards Codification ("ASC") 810-10, "Consolidation" are required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE is determined to be the party that has both the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. This determination can sometimes involve complex and subjective analyses. Further, ASC 810-10 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE. In accordance with ASC 810-10, all transferees, including variable interest entities, must be evaluated for consolidation. If the Company determines that consolidation is not required, it will then assess whether the transfer of the underlying assets would qualify as a sale, should be accounted for as secured financings under GAAP, or should be accounted for as an equity method investment, depending on the circumstances.

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

Debt issuance costs

Debt issuance costs are costs incurred by the Company in connection with the issuance of Senior Unsecured Notes (as defined below) or other financing where the fair value option has not been elected. These costs may include underwriting commissions, rating agency, legal, accounting, and other fees. Debt issuance costs are included on the Company’s consolidated balance sheets as a direct reduction from the related financing liability. These costs are deferred and amortized over the life of the related financing as an adjustment to interest expense using the effective interest method.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2024

Recent accounting pronouncements

Debt with conversion and other options

In August 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-06, "Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging- Contracts in Entity's Own Equity (Subtopic 815-40)." The amendments in this update affect entities that issue convertible instruments and/or contracts in an entity's own equity. For convertible instruments, the instruments primarily affected are those issued with beneficial conversion features or cash conversion features because the accounting models for those specific features are removed. This ASU is effective for the year ended December 31, 2024. The Company's adoption of ASU 2020-06 during the six months ended June 30, 2024 did not have a material impact on the consolidated financial statements.

Segment reporting

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." ASU 2023-07 intends to improve reportable segment disclosure requirements, primarily through enhanced disclosures related to significant segment expenses. In addition, this standard is expected to enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss and provides segment disclosure requirements for entities with a single reportable segment. ASU 2023-07 is effective on a retrospective basis for annual periods beginning after December 15, 2023, for interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company does not expect the adoption of the new standard to have a material effect on its consolidated financial statements.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2024
3. Loans

Residential mortgage loans

The tables below detail information regarding the Company’s residential mortgage loan portfolio as of June 30, 2024 and December 31, 2023 ($ in thousands). The gross unrealized gains/(losses) in the table below represent inception to date gains/(losses) since acquisition.

	Unpaid Principal Balance			Gross Unrealized			Weighted Average
June 30, 2024		Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years) (1)
Securitized residential mortgage loans, at fair value (2)
Non-Agency Loans (3)	$6,004,579	$(14,916)	$5,989,663	$27,360	$(398,432)	$5,618,591	5.44%	5.70%	9.01
Re- and Non-Performing Loans	207,193	(15,627)	191,566	—	(18,311)	173,255	4.00%	6.19%	5.74
Total Securitized residential mortgage loans, at fair value	$6,211,772	$(30,543)	$6,181,229	$27,360	$(416,743)	$5,791,846	5.39%	5.72%	8.90

Residential mortgage loans, at fair value
Non-Agency Loans (4)	$100,139	$1,345	$101,484	$1,537	$(683)	$102,338	8.26%	7.16%	3.28
Agency-Eligible Loans	194,047	2,540	196,587	669	(252)	197,004	7.21%	6.75%	4.72
Re- and Non-Performing Loans	2,271	(1,433)	838	1,283	—	2,121	N/A	127.29%	1.53
Total Residential mortgage loans, at fair value	$296,457	$2,452	$298,909	$3,489	$(935)	$301,463	7.57%	7.74%	4.21

Total as of June 30, 2024	$6,508,229	$(28,091)	$6,480,138	$30,849	$(417,678)	$6,093,309	5.49%	5.82%	8.69

	Unpaid Principal Balance			Gross Unrealized			Weighted Average
December 31, 2023		Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years) (1)
Securitized residential mortgage loans, at fair value (2)
Non-Agency Loans (3)	$5,599,960	$(32,250)	$5,567,710	$29,603	$(422,144)	$5,175,169	5.19%	5.51%	10.37
Re- and Non-Performing Loans	217,098	(17,465)	199,633	199	(16,720)	183,112	3.88%	6.30%	6.10
Total Securitized residential mortgage loans, at fair value	$5,817,058	$(49,715)	$5,767,343	$29,802	$(438,864)	$5,358,281	5.14%	5.54%	10.21

Residential mortgage loans, at fair value
Non-Agency Loans	$92,033	$835	$92,868	$2,222	$(574)	$94,516	8.10%	7.29%	3.14
Agency-Eligible Loans	212,350	3,535	215,885	4,824	—	220,709	7.94%	7.28%	3.37
Re- and Non-Performing Loans	2,604	(1,630)	974	1,432	—	2,406	N/A	112.97%	1.69
Total Residential mortgage loans, at fair value	$306,987	$2,740	$309,727	$8,478	$(574)	$317,631	7.99%	8.08%	3.29

Total as of December 31, 2023	$6,124,045	$(46,975)	$6,077,070	$38,280	$(439,438)	$5,675,912	5.28%	5.68%	9.86
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
(4)Includes fair value of $87.1 million of Non-Agency Loans classified as held for sale and presented in the "Residential mortgage loans held for sale, at fair value" line item on the consolidated balance sheets as of June 30, 2024.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2024
The following tables present information regarding credit quality of the Company's residential mortgage loans ($ in thousands).

	Unpaid Principal Balance	Loan Count (1)	Aging by Unpaid Principal Balance (1)(2)
June 30, 2024			Current	30-59 Days	60-89 Days	90+ Days
Securitized residential mortgage loans
Non-Agency Loans	$6,004,579	14,765	$5,849,173	$63,462	$29,557	$62,387
Re- and Non-Performing Loans	207,193	1,410	151,385	14,326	5,411	36,071
Total Securitized residential mortgage loans	$6,211,772	16,175	$6,000,558	$77,788	$34,968	$98,458
Residential mortgage loans
Non-Agency Loans	$100,139	191	$91,238	$2,457	$590	$5,854
Agency-Eligible Loans	194,047	494	191,333	2,714	—	—
Re- and Non-Performing Loans (1)	2,271	N/A	N/A	N/A	N/A	N/A
Total Residential mortgage loans	$296,457	685	$282,571	$5,171	$590	$5,854
Total as of June 30, 2024	$6,508,229	16,860	$6,283,129	$82,959	$35,558	$104,312

	Unpaid Principal Balance	Loan Count (1)	Aging by Unpaid Principal Balance (1)(2)
December 31, 2023			Current	30-59 Days	60-89 Days	90+ Days
Securitized residential mortgage loans
Non-Agency Loans	$5,599,960	13,460	$5,446,631	$68,242	$30,873	$54,214
Re- and Non-Performing Loans	217,098	1,495	154,632	17,145	4,780	40,541
Total Securitized residential mortgage loans	$5,817,058	14,955	$5,601,263	$85,387	$35,653	$94,755
Residential mortgage loans
Non-Agency Loans	$92,033	170	$83,582	$1,010	$615	$6,826
Agency-Eligible Loans	212,350	536	211,499	851	—	—
Re- and Non-Performing Loans (1)	2,604	N/A	N/A	N/A	N/A	N/A
Total Residential mortgage loans	$306,987	706	$295,081	$1,861	$615	$6,826
Total as of December 31, 2023	$6,124,045	15,661	$5,896,344	$87,248	$36,268	$101,581
(1)Loan count and aging data exclude the Re- and Non-Performing Loans subcategory of Residential mortgage loans above as there may be limited data available regarding the underlying collateral of these residual positions.
(2)As of June 30, 2024, the Company had securitized residential mortgage loans and residential mortgage loans that were 90+ days delinquent with a fair value of $44.1 million and loans in the process of foreclosure with a fair value of $53.1 million. As of December 31, 2023, the Company had securitized residential mortgage loans and residential mortgage loans that were 90+ days delinquent with a fair value of $41.7 million and loans in the process of foreclosure with a fair value of $51.8 million.

As of June 30, 2024 and December 31, 2023, 10.6% and 12.0%, respectively, of the unpaid principal balance of the Company's securitized residential mortgage loans and residential mortgage loans were adjustable rate mortgages.

During the three and six months ended June 30, 2024 and 2023, the Company purchased residential mortgage loans, as detailed below (in thousands).

	Three Months Ended				Six Months Ended
	June 30, 2024		June 30, 2023		June 30, 2024		June 30, 2023
	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Non-Agency Loans	$9,460	$9,582	$159,906	$162,524	$23,506	$23,796	$182,456	$185,478
Agency-Eligible Loans	406,121	413,619	55,501	56,663	674,207	684,703	55,501	56,663
Total	$415,581	$423,201	$215,407	$219,187	$697,713	$708,499	$237,957	$242,141

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2024

The Company did not sell any residential mortgage loans during the three and six months ended June 30, 2024. For the three and six months ended June 30, 2023, the Company sold residential mortgage loans as detailed below ($ in thousands).

	Three Months Ended June 30, 2023				Six Months Ended June 30, 2023
	Number of Loans	Proceeds	Realized Gains	Realized Losses	Number of Loans	Proceeds	Realized Gains	Realized Losses
Non-Agency Loans	165	$99,871	$1,051	$(1,400)	281	$146,780	$1,051	$(11,145)
Agency-Eligible Loans	—	—	—	—	47	18,474	69	(85)
The Company’s residential mortgage loan portfolio consists of mortgage loans on residential real estate located throughout the United States. The following is a summary of the geographic concentration of credit risk as of June 30, 2024 and December 31, 2023 and includes states where the exposure is greater than 5% of the fair value of the Company's residential mortgage loan portfolio.

Geographic Concentration of Credit Risk (1)	June 30, 2024	December 31, 2023
California	36%	38%
New York	12%	13%
Florida	10%	10%
Texas	6%	6%
New Jersey	5%	5%
(1)Excludes the Re- and Non-Performing Loans subcategory of Residential mortgage loans above as there may be limited data available regarding the underlying collateral of these residual positions.

Variable interest entities

The Company enters into securitization transactions collateralized by its Non-Agency Loans/Agency-Eligible Loans and re- and non-performing loans, which are considered VIEs. The Company was determined to be the primary beneficiary of certain VIEs and, as a result, consolidated the assets and liabilities of the VIEs on its consolidated balance sheets. In a securitization transaction, a pool of loans is transferred to a wholly-owned subsidiary of the Company and the loans are deposited into a newly created securitization trust. The securitization trust issues various classes of mortgage pass-through certificates backed by the cash flows from the underlying residential mortgage loans (the "Certificates"). As the sponsor of the securitization, the Company retains certain Certificates issued by the securitization trusts in order to satisfy risk retention rules, which generally require the sponsor to retain at least 5% of the fair value of the Certificates issued in the securitization. The Company's continuing involvement in these securitizations represents its retained Certificates and the ability to purchase all of the outstanding Certificates upon the occurrence of certain events through an optional redemption right held by the Company. The Company has also engaged a related party of the Manager and direct subsidiary of TPG Angelo Gordon to act as the servicing administrator of certain securitization trusts.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2024

The following table details certain information related to the assets and liabilities of the Non-Agency VIEs as of June 30, 2024 and December 31, 2023 ($ in thousands).

	June 30, 2024			December 31, 2023
	Carrying Value	Weighted Average		Carrying Value	Weighted Average
		Yield	Life (Years) (1)		Yield	Life (Years) (1)
Assets
Securitized residential mortgage loans, at fair value (2)	$5,618,591	5.70%	9.01	$5,175,169	5.51%	10.37
Other assets	29,551			25,105
Total Assets	$5,648,142			$5,200,274

Liabilities
Securitized debt, at fair value (2) (3)	$5,010,811	5.19%	6.66	$4,597,490	4.94%	7.52
Other liabilities	19,923			17,269
Total Liabilities	$5,030,734			$4,614,759

Total Equity (4)	$617,408			$585,515
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
(4)As of June 30, 2024 and December 31, 2023, the Company had outstanding financing arrangements of $330.3 million and $301.2 million, respectively, collateralized by $610.2 million and $578.8 million of the Company's retained interests in the Non-Agency VIEs, respectively. See Note 6 for more detail regarding the Company's financing arrangements.

The following table details certain information related to the assets and liabilities of the RPL/NPL VIEs as of June 30, 2024 and December 31, 2023 ($ in thousands).

	June 30, 2024			December 31, 2023
	Carrying Value	Weighted Average		Carrying Value	Weighted Average
		Yield	Life (Years) (1)		Yield	Life (Years) (1)
Assets
Securitized residential mortgage loans, at fair value	$173,255	6.19%	5.74	$183,112	6.30%	6.10
Restricted cash	12			10
Other assets	2,337			2,056
Total Assets	$175,604			$185,178

Liabilities
Securitized debt, at fair value (2)	$106,378	3.31%	3.80	$114,133	3.25%	3.77
Other liabilities	314			328
Total Liabilities	$106,692			$114,461

Total Equity (3)	$68,912			$70,717
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
(3)As of June 30, 2024 and December 31, 2023, the Company had outstanding financing arrangements of $43.0 million and $44.9 million, respectively, collateralized by $65.3 million and $67.1 million of the Company's retained interests in the RPL/NPL VIEs, respectively. See Note 6 for more detail regarding the Company's financing arrangements.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2024
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

As of June 30, 2024, the RMI 2015 Trust holds Non-Agency Loans with a fair value of $5.4 million and REO with a carrying value of $3.4 million. As of December 31, 2023, the RMI 2015 Trust held Non-Agency Loans with a fair value of $6.6 million and REO with a carrying value of $3.4 million.

Legacy WMC Commercial loans

The tables below detail information regarding the Company's Legacy WMC Commercial loan portfolio as of June 30, 2024 and December 31, 2023 ($ in thousands). The gross unrealized gains/(losses) in the table below represent inception to date gains/(losses) since acquisition.

June 30, 2024		Premium / (Discount)	Amortized Cost	Gross Unrealized Gains	Fair Value	Weighted Average			Maturity Date (5)	LTV (6)	Location
Loan (1)(2)(3)	Unpaid Principal Balance					Coupon	Yield	Life (Years) (4)
Loan A (7)	$7,259	$(103)	$7,156	$45	$7,201	9.53%	10.94%	0.93	5/6/2025	61.63%	IL, FL
Loan B (7)	13,206	(186)	13,020	81	13,101	9.53%	10.94%	0.93	5/6/2025	75.33%	CA
Loan C (7)	24,535	(347)	24,188	150	24,338	9.53%	10.94%	0.93	5/6/2025	77.22%	NY
Loan D (8)	22,204	(161)	22,043	70	22,113	8.71%	8.91%	1.19	8/6/2025	42.50%	CT
Total	$67,204	$(797)	$66,407	$346	$66,753	9.26%	10.27%	1.01		63.67%

December 31, 2023		Premium / (Discount)	Amortized Cost	Gross Unrealized Gains	Fair Value	Weighted Average			Maturity Date (5)	LTV (6)	Location
Loan (1)(2)(3)	Unpaid Principal Balance					Coupon	Yield	Life (Years) (4)
Loan A (7)	$7,259	$(137)	$7,122	$12	$7,134	9.55%	10.16%	1.44	5/6/2025	61.63%	IL, FL
Loan B (7)	13,206	(249)	12,957	22	12,979	9.55%	10.16%	1.44	5/6/2025	75.33%	CA
Loan C (7)	24,535	(463)	24,072	40	24,112	9.55%	10.16%	1.44	5/6/2025	77.22%	NY
Loan D (8)	22,204	(147)	22,057	21	22,078	8.72%	8.17%	1.69	8/6/2025	42.50%	CT
Total	$67,204	$(996)	$66,208	$95	$66,303	9.27%	9.50%	1.52		63.61%
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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2024
4. Real Estate Securities

The following tables detail the Company’s real estate securities portfolio as of June 30, 2024 and December 31, 2023 ($ in thousands). The gross unrealized gains/(losses) in the tables below represent inception to date unrealized gains/(losses) since acquisition.

	Current Face	Premium / (Discount)	Amortized Cost	Gross Unrealized			Weighted Average
June 30, 2024				Gains	Losses	Fair Value	Coupon (1)	Yield
Non-Agency RMBS
GCAT Non-Agency RMBS (2)
GCAT Non-Agency Securities	$43,794	$(2,067)	$41,727	$—	$(7,115)	$34,612	4.68%	6.08%
GCAT Non-Agency RMBS Interest Only (3)	N/A	N/A	2,362	1,865	—	4,227	0.54%	34.55%
Total GCAT Non-Agency RMBS	43,794	(2,067)	44,089	1,865	(7,115)	38,839	2.59%	9.18%
Non-Agency Securities	35,912	(5,092)	30,820	1,576	(123)	32,273	5.72%	7.43%
Non-Agency RMBS Interest Only (3)	N/A	N/A	488	35	(7)	516	0.33%	27.70%
Total Non-Agency RMBS	79,706	(7,159)	75,397	3,476	(7,245)	71,628	2.51%	8.52%

Legacy WMC CMBS (4)	103,399	(44,809)	58,590	1,144	(7,164)	52,570	5.79%	19.69%

Legacy WMC Other Securities (5)	N/A	N/A	1,077	131	—	1,208	N/A	21.06%

Agency RMBS
30 Year Fixed Rate	540,198	3,618	543,816	460	(1,606)	542,670	5.89%	5.78%
Agency RMBS Interest Only (3)	N/A	N/A	21,627	864	(638)	21,853	4.02%	10.73%
Total Agency RMBS	540,198	3,618	565,443	1,324	(2,244)	564,523	5.57%	5.97%

Total as of June 30, 2024	$723,303	$(48,350)	$700,507	$6,075	$(16,653)	$689,929	5.00%	7.30%

	Current Face	Premium / (Discount)	Amortized Cost	Gross Unrealized			Weighted Average
December 31, 2023				Gains	Losses	Fair Value	Coupon (1)	Yield
Non-Agency RMBS
GCAT Non-Agency RMBS (2)
GCAT Non-Agency Securities	$43,794	$(2,281)	$41,513	$—	$(8,971)	$32,542	4.67%	5.99%
GCAT Non-Agency RMBS Interest Only (3)	N/A	N/A	2,541	2,450	—	4,991	—%	37.74%
Total GCAT Non-Agency RMBS	43,794	(2,281)	44,054	2,450	(8,971)	37,533	2.20%	10.21%
Non-Agency Securities	82,390	(33,399)	48,991	2,139	(124)	51,006	4.99%	9.11%
Non-Agency RMBS Interest Only (3)	N/A	N/A	1,116	1	(34)	1,083	0.35%	16.04%
Total Non-Agency RMBS	126,184	(35,680)	94,161	4,590	(9,129)	89,622	2.17%	9.66%

Legacy WMC CMBS	103,458	(46,925)	56,533	546	(730)	56,349	7.39%	21.90%

Legacy WMC Other Securities (5)	N/A	N/A	1,174	—	(18)	1,156	N/A	18.16%

Agency RMBS Interest Only (3)	N/A	N/A	16,714	115	(1,135)	15,694	3.74%	10.20%

Total as of December 31, 2023	$229,642	$(82,605)	$168,582	$5,251	$(11,012)	$162,821	3.54%	14.01%
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
(3)Interest Only have no principal balances and bear interest based on a notional value. The notional value is used solely to determine interest distributions on the interest only classes of securities. As of June 30, 2024, the notional values of the GCAT Non-Agency RMBS Interest Only, Non-Agency RMBS Interest Only and Agency RMBS Interest Only line items were $89.2 million, $56.5 million and $112.3 million, respectively. As of December 31, 2023, the notional values of the GCAT Non-Agency RMBS Interest Only, Non-Agency RMBS Interest Only and Agency RMBS Interest Only line items were $98.3 million, $128.8 million and $92.2 million, respectively.
(4)As of June 30, 2024, there are Legacy WMC CMBS with an unpaid principal balance of $15.5 million and a fair value of $0.8 million which are on non-accrual status.
(5)Legacy WMC Other securities include residual interests in asset-backed securities which have no principal balance.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2024

The following tables summarize the Company's real estate securities according to their projected weighted average life classifications as of June 30, 2024 and December 31, 2023 ($ in thousands).

June 30, 2024	Non-Agency RMBS		Legacy WMC CMBS		Legacy WMC Other Securities		Agency RMBS
Weighted Average Life (1)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than or equal to one year	$—	$—	$80	$—	$—	$—	$—	$—
Greater than one year and less than or equal to five years	5,343	3,442	52,490	58,590	—	—	622	657
Greater than five years and less than or equal to ten years	45,507	48,382	—	—	1,208	1,077	563,901	564,786
Greater than ten years	20,778	23,573	—	—	—	—	—	—
Total as of June 30, 2024	$71,628	$75,397	$52,570	$58,590	$1,208	$1,077	$564,523	$565,443

December 31, 2023	Non-Agency RMBS		Legacy WMC CMBS		Legacy WMC Other Securities		Agency RMBS
Weighted Average Life (1)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than or equal to one year	$—	$—	$15,015	$15,010	$—	$—	$—	$—
Greater than one year and less than or equal to five years	4,631	4,669	41,334	41,523	—	—	697	678
Greater than five years and less than or equal to ten years	38,792	40,539	—	—	1,156	1,174	14,997	16,036
Greater than ten years	46,199	48,953	—	—	—	—	—	—
Total as of December 31, 2023	$89,622	$94,161	$56,349	$56,533	$1,156	$1,174	$15,694	$16,714
(1)This is based on projected life. Typically, actual maturities are shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

The Company sold real estate securities during the three and six months ended June 30, 2024, as detailed below ($ in thousands). The Company did not sell any real estate securities during the three and six months ended June 30, 2023.

	Three Months Ended				Six Months Ended
	Number of Securities	Proceeds	Realized Gains	Realized Losses	Number of Securities	Proceeds	Realized Gains	Realized Losses
June 30, 2024	6	$19,858	$2,005	$(73)	13	$39,176	$3,165	$(482)

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

During 2023, the Company purchased non-risk retention bonds from Mortgage Acquisition Holding I LLC ("MATH"), an entity the Company invests in alongside private funds under the management of TPG Angelo Gordon. Through its 44.6% investment in MATH, the Company participated in rated Non-QM Loan securitizations issued under the GCAT shelf. As of June 30, 2024 and December 31, 2023, the Company's Non-Agency RMBS includes the non-risk retention bonds from these securitizations acquired from MATH. Upon evaluating its investment in these VIEs, the Company determined it was not the primary beneficiary and, as a result, did not consolidate the securitization trusts sponsored by MATH. The Company has a 57.7% interest in the non-risk retention bonds recorded on its consolidated balance sheets and a 47.0% interest in the risk retention bonds through its investment in MATH which together represent its continuing involvement in the securitization trusts. See Note 10 for additional details on the MATH transaction.

During the second quarter 2024, the Company participated in a rated securitization collateralized by $369.2 million of Agency-Eligible Loans. The Company entered into a co-sponsorship agreement with an unrelated third party whereby a wholly owned subsidiary of the Company acted as a sponsor of the securitization within the meaning of the U.S. credit risk retention rules

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2024
while the securitization was issued under the third party’s securitization shelf. As the co-sponsor, the Company retained an "eligible vertical interest" to comply with risk retention rules which consists of at least 5% of each class of securities issued in the securitization. The remaining tranches were sold to third parties and certain private funds under the management of TPG Angelo Gordon. Upon evaluating its investment in the VIE, the Company determined it was not the primary beneficiary and, as a result, did not consolidate the securitization trust. The Company's retained risk-retention tranches, which represent its continuing involvement in the securitization trust, are included in the Non-Agency RMBS line item.

The following table summarizes the Company’s investment in unconsolidated VIEs as of June 30, 2024 and December 31, 2023 (in thousands).

	June 30, 2024		December 31, 2023
	Current Face	Fair Value	Current Face	Fair Value
Retained interest in unconsolidated VIEs
GCAT Non-Agency Securities	$43,794	$34,612	$43,794	$32,542
GCAT Non-Agency RMBS Interest Only (1)	N/A	4,227	N/A	4,991
Non-Agency Securities	18,464	18,208	—	—
Non-Agency RMBS Interest Only (1)	N/A	345	—	—
Total retained interest in unconsolidated VIEs (2) (3)	$62,258	$57,392	$43,794	$37,533
(1)Interest Only have no principal balances and bear interest based on a notional value. The notional value is used solely to determine interest distributions on the Interest Only classes of securities. As of June 30, 2024 and December 31, 2023, the notional value of the GCAT Non-Agency RMBS Interest Only line item was $89.2 million and $98.3 million, respectively. As of June 30, 2024, the notional value of the Non-Agency RMBS Interest Only line item was $26.6 million.
(2)Maximum loss exposure from the Company’s involvement with unconsolidated VIEs pertains to the fair value of the securities retained from these VIEs. The Company has no obligation to provide any other explicit or implicit support to the securitization trust.
(3)As of June 30, 2024 and December 31, 2023, the Company held securities exposed to the first loss of the securitization with a fair value of $3.6 million and $4.1 million, respectively.

The following table summarizes information regarding the residential mortgage loans transferred to the Company’s unconsolidated VIEs as of June 30, 2024 and December 31, 2023 ($ in thousands).

Assets transferred to unconsolidated VIEs:	June 30, 2024	December 31, 2023
Total unpaid principal balance of loans outstanding (1)	$784,261	$450,366
Weighted average coupon on loans outstanding	6.42%	5.67%
Percent of unpaid principal balance greater than 90 days delinquent (2)	0.93%	1.94%
(1)Represents the total balance of loans as of June 30, 2024 and December 31, 2023 that were contributed to the unconsolidated securitization trusts, inclusive of loans contributed by the Company and loans contributed by other parties.
(2)As of June 30, 2024, 0.69% of loans were 90+ days delinquent or in bankruptcy, 0.16% of loans were REO, and 0.08% of loans were in process of foreclosure. As of December 31, 2023, 0.70% of loans were 90+ days delinquent or in bankruptcy and 1.24% loans were in process of foreclosure.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2024
The following tables present the Company’s financial instruments measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 (in thousands).

	Fair Value at June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Securitized residential mortgage loans	$—	$—	$5,791,846	$5,791,846
Residential mortgage loans (1)	—	793	300,670	301,463
Legacy WMC Commercial Loans	—	—	66,753	66,753
Non-Agency RMBS	—	14,236	57,392	71,628
Legacy WMC CMBS	—	51,843	727	52,570
Legacy WMC Other Securities	—	—	1,208	1,208
Agency RMBS	—	564,523	—	564,523
Derivative assets (2)	—	12,387	446	12,833
Cash equivalents (3)	117,467	—	—	117,467
AG Arc (4)	—	—	34,954	34,954
Total Assets Measured at Fair Value	$117,467	$643,782	$6,253,996	$7,015,245

Liabilities:
Securitized debt	$—	$—	$(5,117,189)	$(5,117,189)
Derivative liabilities (2)	—	(3,146)	(560)	(3,706)
Total Liabilities Measured at Fair Value	$—	$(3,146)	$(5,117,749)	$(5,120,895)

	Fair value at December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Securitized residential mortgage loans	$—	$—	$5,358,281	$5,358,281
Residential mortgage loans	—	777	316,854	317,631
Legacy WMC Commercial loans	—	—	66,303	66,303
Non-Agency RMBS	—	52,089	37,533	89,622
Legacy WMC CMBS	—	50,553	5,796	56,349
Legacy WMC Other Securities	—	—	1,156	1,156
Agency RMBS	—	15,694	—	15,694
Derivative assets (2)	—	9,433	1,172	10,605
Cash equivalents (3)	95,749	—	—	95,749
AG Arc (4)	—	—	33,574	33,574
Total Assets Measured at Fair Value	$95,749	$128,546	$5,820,669	$6,044,964

Liabilities:
Securitized debt	$—	$—	$(4,711,623)	$(4,711,623)
Derivative liabilities (2)	—	(7,783)	(7)	(7,790)
Total Liabilities Measured at Fair Value	$—	$(7,783)	$(4,711,630)	$(4,719,413)
(1)As of June 30, 2024, Residential mortgage loans includes the "Residential mortgage loans, at fair value" and "Residential mortgage loans held for sale, at fair value" line items on the consolidated balance sheets.
(2)As of June 30, 2024, the Company applied a reduction in fair value of $12.1 million and $3.1 million to its interest rate swap assets and liabilities, respectively, related to variation margin with a corresponding increase or decrease in restricted cash. As of December 31, 2023, the Company applied a reduction in fair value of $9.3 million and $7.7 million to its interest rate swap assets and liabilities, respectively, related to variation margin with a corresponding increase or decrease in restricted cash. Derivative assets and liabilities are included in the "Other assets" and "Other liabilities" line items on the consolidated balance sheets, respectively. Refer to Note 7 for more information on the Company's derivatives.
(3)The Company classifies highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents. Cash equivalents may include cash invested in money market funds and are carried at cost, which approximates fair value.
(4)The table above includes the Company's investment in AG Arc, which is included in its "Investments in debt and equity of affiliates" line item on the consolidated balance sheets, as the Company has chosen to elect the fair value option with respect to its investment pursuant to ASC 825.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2024

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

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the three and six months ended June 30, 2024 and 2023.

The Company did not have any transfers between the Levels 2 and 3 of the fair value hierarchy during the three and six months ended June 30, 2024 and 2023. Transfers into the Level 3 category of the fair value hierarchy occur due to instruments exhibiting indications of reduced levels of market transparency. Transfers out of the Level 3 category of the fair value hierarchy occur due to instruments exhibiting indications of increased levels of market transparency. Indications of increases or decreases in levels of market transparency include a change in observable transactions or executable quotes involving these instruments or similar instruments. Changes in these indications could impact price transparency, and thereby cause a change in level designations in future periods.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2024

The following tables present additional information about the Company’s assets and liabilities which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value (in thousands).

Three Months Ended June 30, 2024
	Residential Mortgage Loans (1)	Legacy WMC Commercial Loans	Non-Agency RMBS	Legacy WMC CMBS	Legacy WMC Other Securities	Derivative Assets (2)	AG Arc	Securitized Debt	Derivative Liabilities (2)
Beginning balance	$5,848,560	$66,474	$39,163	$3,268	$1,220	$472	$33,190	$(4,980,942)	$(159)
Purchases	422,580	—	18,051	—	—	—	—	—	—
Issuances of Securitized Debt	—	—	—	—	—	—	—	(294,356)	—
Capital distributions	—	—	—	—	—	—	(169)	—	—
Proceeds from sales or settlements	—	—	—	—	—	(547)	—	—	708
Principal repayments	(171,522)	—	—	—	—	—	—	159,776	—
Included in net income:
Net premium and discount amortization (3)	4,131	140	17	—	(43)	—	—	(7,738)	—
Net realized gain/(loss)	54	—	—	—	—	547	—	—	(708)
Net unrealized gain/(loss)	(8,753)	139	161	(2,541)	31	(26)	—	6,071	(401)
Equity in earnings/(loss) from affiliates	—	—	—	—	—	—	1,933	—	—
Other (4)	(2,534)	—	—	—	—	—	—	—	—
Ending Balance	$6,092,516	$66,753	$57,392	$727	$1,208	$446	$34,954	$(5,117,189)	$(560)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of June 30, 2024
Net premium and discount amortization (3)	4,131	140	17	—	(43)	—	—	(7,738)	—
Net unrealized gain/(loss)	(8,753)	139	161	(2,541)	31	446	—	6,071	(560)
Equity in earnings/(loss) from affiliates	—	—	—	—	—	—	1,933	—	—

Three Months Ended June 30, 2023
	Residential Mortgage Loans (1)	Non-Agency RMBS	Derivative assets (2)	AG Arc	Securitized debt	Derivative liabilities (2)
Beginning balance	$4,098,773	$15,039	$2,475	$37,540	$(3,505,529)	$(75)
Purchases	220,729	—	—	—	—	—
Capital distributions	—	—	—	(402)	—	—
Proceeds from sales or settlements	(99,871)	—	(2,557)	—	—	634
Principal repayments	(97,388)	—	—	—	94,399	—
Included in net income:
Net premium and discount amortization (3)	359	(97)	—	—	(3,125)	—
Net realized gain/(loss)	(456)	—	2,557	—	—	(634)
Net unrealized gain/(loss)	(18,130)	(275)	(1,549)	—	12,195	(1,160)
Equity in earnings/(loss) from affiliates	—	—	—	309	—	—
Other (4)	(406)	—	—	—	—	—
Ending Balance	$4,103,610	$14,667	$926	$37,447	$(3,402,060)	$(1,235)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of June 30, 2023
Net premium and discount amortization (3)	395	(97)	—	—	(3,125)	—
Net unrealized gain/(loss)	(17,412)	(275)	900	—	12,195	(1,235)
Equity in earnings/(loss) from affiliates	—	—	—	309	—	—
(1)Includes Securitized residential mortgage loans, Securitized residential mortgage loans held for sale, Residential mortgage loans, and Residential mortgage loans held for sale.
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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2024

Six Months Ended June 30, 2024
	Residential Mortgage Loans (1)	Legacy WMC Commercial Loans	Non-Agency RMBS	Legacy WMC CMBS	Legacy WMC Other Securities	Derivative Assets (2)	AG Arc	Securitized Debt	Derivative Liabilities (2)
Beginning balance	$5,675,135	$66,303	$37,533	$5,796	$1,156	$1,172	$33,574	$(4,711,623)	$(7)
Purchases	710,197	—	18,051	—	—	—	—	—	—
Issuances of Securitized Debt	—	—	—	—	—	—	—	(658,255)	—
Capital distributions	—	—	—	—	—	—	(481)	—	—
Proceeds from sales or settlements	—	—	—	—	—	(1,728)	—	—	757
Principal repayments	(312,147)	—	—	—	—	—	—	284,363	—
Included in net income:
Net premium and discount amortization (3)	8,328	200	33	(63)	(97)	—	—	(15,316)	—
Net realized gain/(loss)	56	—	—	—	—	1,728	—	—	(757)
Net unrealized gain/(loss)	14,303	250	1,775	(5,006)	149	(726)	—	(16,358)	(553)
Equity in earnings/(loss) from affiliates	—	—	—	—	—	—	1,861	—	—
Other (4)	(3,356)	—	—	—	—	—	—	—	—
Ending Balance	$6,092,516	$66,753	$57,392	$727	$1,208	$446	$34,954	$(5,117,189)	$(560)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of June 30, 2024
Net premium and discount amortization (3)	8,328	200	33	(63)	(97)	—	—	(15,316)	—
Net unrealized gain/(loss)	14,303	250	1,775	(5,006)	149	446	—	(16,358)	(560)
Equity in earnings/(loss) from affiliates	—	—	—	—	—	—	1,861	—	—

Six Months Ended June 30, 2023
	Residential Mortgage Loans (1)	Non-Agency RMBS	Derivative assets (2)	AG Arc	Securitized debt	Derivative liabilities (2)
Beginning balance	$4,127,843	$14,917	$98	$39,680	$(3,262,352)	$(9)
Purchases	243,484	—	—	—	—	—
Issuances of Securitized Debt	—	—	—	—	(234,754)	—
Capital distributions	—	—	—	(402)	—	—
Proceeds from sales or settlements	(165,254)	—	(2,557)	—	—	634
Principal repayments	(171,344)	—	—	—	161,356	—
Included in net income:
Net premium and discount amortization (3)	1,503	(173)	—	—	(5,863)	—
Net realized gain/(loss)	(10,214)	—	2,557	—	—	(634)
Net unrealized gain/(loss)	79,081	(77)	828	—	(60,447)	(1,226)
Equity in earnings/(loss) from affiliates	—	—	—	(1,831)	—	—
Other (4)	(1,489)	—	—	—	—	—
Ending Balance	$4,103,610	$14,667	$926	$37,447	$(3,402,060)	$(1,235)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of June 30, 2023
Net premium and discount amortization (3)	1,539	(173)	—	—	(5,863)	—
Net unrealized gain/(loss)	69,267	(77)	926	—	(60,447)	(1,235)
Equity in earnings/(loss) from affiliates	—	—	—	(1,831)	—	—
(1)Includes Securitized residential mortgage loans, Securitized residential mortgage loans held for sale, Residential mortgage loans, and Residential mortgage loans held for sale.
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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2024
The following table presents a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of investments for which the Company has utilized Level 3 inputs to determine fair value as of June 30, 2024 and December 31, 2023 ($ in thousands).

		June 30, 2024		December 31, 2023
Valuation Technique	Unobservable Input	Fair Value	Range (Weighted Average) (1)	Fair Value	Range (Weighted Average) (1)
Securitized Residential Mortgage Loans
	Yield		5.84% - 9.10% (6.41%)		5.67% - 9.47% (6.23%)
Discounted Cash Flow	Projected Collateral Prepayments	$5,791,846	4.33% - 14.43% (6.42%)	$5,358,281	3.02% - 10.47% (4.72%)
	Projected Collateral Losses		0.02% - 1.87% (0.16%)		0.02% - 1.88% (0.16%)
	Projected Collateral Severities		-15.98% - 26.00% (18.61%)		-13.44% - 26.00% (17.38%)
Residential Mortgage Loans (2)
	Yield		6.38% - 18.75% (6.83%)		6.13% - 18.75% (6.64%)
Discounted Cash Flow	Projected Collateral Prepayments	$300,670	3.34% - 34.99% (20.58%)	$316,854	3.89% - 34.35% (24.88%)
	Projected Collateral Losses		0.00% - 20.77% (0.57%)		0.00% - 12.72% (0.15%)
	Projected Collateral Severities		-25.00% - 44.02% (9.71%)		-38.75% - 44.01% (9.62%)
Legacy WMC Commercial Loans
	Yield		8.76% - 10.51% (9.93%)		8.16% - 10.13% (9.47%)
Discounted Cash Flow	Credit Spread	$66,753	377 bps - 517 bps (471 bps)	$66,303	377 bps - 556 bps (496 bps)
	Recovery Percentage (3)		100.00% - 100.00% (100.00%)		100.00% - 100.00% (100.00%)
	Loan-to-Value		42.50% - 77.22% (63.67%)		42.50% - 77.22% (63.61%)
Non-Agency RMBS
	Yield		6.12% - 25.00% (8.46%)		6.23% - 14.00% (9.70%)
Discounted Cash Flow	Projected Collateral Prepayments	$57,392	5.69% - 8.52% (6.98%)	$37,533	4.55% - 5.26% (4.93%)
	Projected Collateral Losses		0.04% - 0.36% (0.21%)		0.17% - 0.28% (0.25%)
	Projected Collateral Severities		10.00% - 25.00% (14.85%)		10.00% - 10.00% (10.00%)
Legacy WMC CMBS
Consensus Pricing	Offered Quotes	$727	6.92 - 6.92 (6.92)	$5,796	55.20 - 55.20 (55.20)
Legacy WMC Other Securities
Consensus Pricing	Offered Quotes	$1,208	7,128.66 - 7,128.66 (7,128.66)	$1,156	6,821.32 - 6,821.32 (6,821.32)
Derivative Assets (4)
	Yield		6.61% - 7.96% (6.77%)		6.29% - 8.32% (6.81%)
Discounted Cash Flow	Projected Collateral Prepayments	$446	8.34% - 30.31% (20.19%)	$1,172	18.20% - 33.78% (27.00%)
	Projected Collateral Losses		0.02% - 4.28% (0.74%)		0.00% - 0.82% (0.14%)
	Projected Collateral Severities		10.00% - 10.00% (10.00%)		10.00% - 10.00% (10.00%)
	Pull Through Percentages		60.00% - 100.00% (90.62%)		60.00% - 100.00% (92.21%)
AG Arc
Comparable Multiple	Book Value Multiple	$34,954	0.94x - 0.94x (0.94x)	$33,574	0.89x - 0.89x (0.89x)
Securitized Debt
	Yield		5.26% - 25.00% (5.97%)		4.92% - 15.00% (5.72%)
Discounted Cash Flow	Projected Collateral Prepayments	$(5,117,189)	4.33% - 14.43% (6.37%)	$(4,711,623)	3.02% - 10.47% (4.66%)
	Projected Collateral Losses		0.02% - 0.50% (0.14%)		0.02% - 0.40% (0.15%)
	Projected Collateral Severities		10.00% - 26.00% (18.97%)		3.71% - 26.00% (17.76%)
Derivative Liabilities (4)
	Yield		6.61% - 8.07% (6.80%)		6.47% - 7.00% (6.51%)
Discounted Cash Flow	Projected Collateral Prepayments	$(560)	8.98% - 32.42% (26.05%)	$(7)	27.36% - 34.44% (34.30%)
	Projected Collateral Losses		0.01% - 2.47% (0.15%)		0.00% - 0.02% (0.00%)
	Projected Collateral Severities		10.00% - 10.00% (10.00%)		10.00% - 10.00% (10.00%)
	Pull Through Percentages		60.00% - 100.00% (83.60%)		60.00% - 100.00% (99.22%)
(1)Amounts are weighted based on fair value.
(2)As of June 30, 2024, Residential mortgage loans includes loans within the "Residential mortgage loans, at fair value" and "Residential mortgage loans held for sale, at fair value" line items on the consolidated balance sheets.
(3)Represents the proportion of the principal expected to be collected relative to the loan balances as of June 30, 2024 and December 31, 2023.
(4)Derivative assets and derivative liabilities are included in the "Other assets" and "Other liabilities" line items, respectively, on the consolidated balance sheets.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2024
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

Legacy WMC Convertible Notes, Senior Unsecured Notes, and fixed-rate long-term financing arrangements

The following table presents the carrying value and estimated fair value of the Company's Legacy WMC Convertible Notes, Senior Unsecured Notes, and fixed-rate financing arrangements with contractual maturities of greater than one year as of June 30, 2024 and December 31, 2023 (in thousands). The fair value of the Company's Legacy WMC Convertibles Notes and Senior Unsecured Notes is based upon prices obtained from third-party pricing services or broker quotations and are classified as Level 2. The fair value of the Company's fixed-rate long-term financing arrangements is based on a discounted cash flow valuation approach using valuation analyses of the underlying collateral sourced from third-party pricing service providers and is classified as Level 3.

	June 30, 2024		December 31, 2023
	Carrying Value (1)	Estimated Fair Value	Carrying Value (1)	Estimated Fair Value
Legacy WMC Convertible Notes	$78,849	$79,116	$85,266	$84,525
Senior Unsecured Notes	95,380	100,471	—	—
Financing arrangements	56,559	57,059	62,972	63,175
(1)The Legacy WMC Convertible Notes, Senior Unsecured Notes, and fixed-rate long-term financing arrangements are recorded at amortized cost in the Company's consolidated balance sheets.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2024
6. Financing

The following table presents a summary of the Company's financing as of June 30, 2024 and December 31, 2023 ($ in thousands).

	June 30, 2024						December 31, 2023
	Financing			Weighted Average		Collateral Fair Value (1)(2)	Financing
	Current Face	Carrying Value	Stated Maturity	Funding Cost	Life (Years)		Carrying Value
Financing Arrangements by Asset Type
Securitized Residential Mortgage Loans (3)
Non-Agency Loans (4)	$328,652	$330,291	July 2024 - July 2025	7.26%	0.32	$610,152	$301,205
Re- and Non-Performing Loans	43,032	43,032	July 2024	7.28%	0.04	65,277	44,928
Residential Mortgage Loans (5)
Non-Agency Loans	7,576	7,576	Aug 2024 - June 2025	7.29%	0.38	9,898	77,345
Agency-Eligible Loans	183,648	183,648	June 2025	7.20%	0.96	197,004	200,617
Residential Mortgage Loans Held for Sale	72,129	72,129	Aug 2024 - June 2025	7.29%	0.35	87,077	—
Legacy WMC Commercial Loans (6)	47,222	47,222	Mar 2025	8.35%	0.73	66,753	48,032
Non-Agency RMBS	44,120	44,120	July 2024 - May 2025	6.43%	0.19	68,199	51,251
Legacy WMC CMBS	21,889	21,889	July 2024	7.10%	0.02	51,843	31,620
Agency RMBS	485,898	485,898	July 2024	5.49%	0.06	505,254	12,594
Total Financing Arrangements	$1,234,166	$1,235,805		6.57%	0.31	$1,661,457	$767,592

Securitized debt, at fair value (7)
Non-Agency Loans (8) (9)	$5,441,843	$5,010,811	N/A	5.19%	6.66	N/A	$4,597,490
Re- and Non-Performing Loans (10)	118,256	106,378	N/A	3.31%	3.80	N/A	114,133
Total Securitized Debt	$5,560,099	$5,117,189		5.15%	6.61	N/A	$4,711,623

Legacy WMC Convertible Notes	$79,120	$78,849	Sep 2024	8.42%	0.21	N/A	$85,266

Senior Unsecured Notes
February 2029 Senior Unsecured Notes	$34,500	$32,890	Feb 2029	10.79%	4.73	N/A	$—
May 2029 Senior Unsecured Notes	65,000	62,490	May 2029	10.52%	4.94	N/A	—
Total Senior Unsecured Notes	$99,500	$95,380		10.61%	4.87	N/A	$—

Total Financing	$6,972,885	$6,527,223		5.54%	5.50	$1,661,457	$5,564,481
(1)The Company also had $3.4 million and $1.7 million of cash pledged under repurchase agreements as of June 30, 2024 and December 31, 2023, respectively.
(2)Under the terms of the Company’s financing agreements, the Company's financing counterparties may, in certain cases, sell or re-hypothecate the pledged collateral.
(3)Amounts pledged as collateral under Securitized residential mortgage loans include certain of the Company's retained interests in securitizations. Refer to Note 3 for more information on the Non-Agency VIEs and RPL/NPL VIEs.
(4)As of June 30, 2024, the weighted average stated rate on the financing arrangements on the Company's Securitized non-agency loans was 7.78%.
(5)The Company's Residential mortgage loan financing arrangements include a maximum uncommitted borrowing capacity of $1.8 billion on facilities used to finance Non-Agency and Agency-Eligible Loans.
(6)As of June 30, 2024, the weighted average stated rate on the financing arrangements on the Company's Legacy WMC Commercial Loans was 8.08%.
(7)The holders of the securitized debt have no recourse to the general credit of the Company. The Company has no obligation to provide any other explicit or implicit support to the Non-Agency VIEs and RPL/NPL VIEs.
(8)As of June 30, 2024, the amortized cost of Securitized debt in the Company's Non-Agency VIEs was $5.3 billion.
(9)The current face on the Company's Securitized debt in the Company's Non-Agency VIEs excludes Interest Only classes which have no principal balances and bear interest based on a notional value. The notional value is used solely to determine interest distributions on the interest only classes of securities. As of June 30, 2024, the notional value of interest only classes of Securitized debt was $621.6 million.
(10)As of June 30, 2024, the amortized cost of Securitized debt in the Company's RPL/NPL VIEs was $116.4 million.

Legacy WMC Convertible Notes

In connection with the WMC acquisition, the Merger Sub assumed, and the Company guaranteed, $86.25 million aggregate principal of Legacy WMC Convertible Notes. The Legacy WMC Convertible Notes have an interest rate of 6.75% and interest is paid semiannually. The Legacy WMC Convertible Notes are convertible into, at the Company's election, cash, shares of the

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2024
Company's common stock or a combination of both, subject to the satisfaction of certain conditions and during specified periods. The conversion rate is subject to further adjustment upon the occurrence of certain specified events and the holders may require the Company to repurchase all or any portion of their notes for cash equal to 100% of the principal amount of the Legacy WMC Convertible Notes, plus accrued and unpaid interest, if the Company undergoes a fundamental change as specified in the supplemental indenture for the Legacy WMC Convertible Notes. Immediately prior to the Effective Time of the WMC acquisition, holders of the Legacy WMC Convertible Notes had the right to convert each $1,000 principal amount into 33.7952 shares of WMC common stock. As a result of the WMC acquisition, and pursuant to the terms of the Legacy WMC Convertible Notes, the conversion rate was amended whereby each holder now has to the right to convert each $1,000 principal amount of Legacy WMC Convertible Notes into 50.6252 shares of common stock, representing a total conversion price of $19.75 per share. The total conversion price consists of common stock of $19.13 per share and cash of $0.62 per share. The Legacy WMC Convertible Notes became redeemable at the Company's option on June 15, 2024, and mature on September 15, 2024, unless earlier converted, redeemed or repurchased by the holders pursuant to their terms.

The below table details the total interest expense incurred on the Legacy WMC Convertible Notes during the three and six months ended June 30, 2024 (in thousands). There was no interest expense incurred during the three or six months ended June 30, 2023 as the Company assumed the Legacy WMC Convertible Notes in connection with the Merger in December 2023.

	Three Months Ended	Six Months Ended
	June 30, 2024	June 30, 2024
Coupon interest expense	$1,335	$2,708
Amortization expense	319	641
Total interest expense	$1,654	$3,349

During the six months ended June 30, 2024, the Company repurchased $7.1 million of principal amount of its outstanding Legacy WMC Convertible Notes.

Senior Unsecured Notes

The Company’s Senior Unsecured Notes consist of $34.5 million principal amount 9.500% Senior Notes due February 2029 ("February 2029 Senior Unsecured Notes") and $65.0 million principal amount 9.500% Senior Notes due May 2029 ("May 2029 Senior Unsecured Notes" and together with the February 2029 Senior Unsecured Notes, the "Senior Unsecured Notes"). The February 2029 Senior Unsecured Notes were issued on January 26, 2024 in a public offering for net proceeds of approximately $32.8 million and the May 2029 Senior Unsecured Notes were issued on May 15, 2024 in a public offering for net proceeds of approximately $62.4 million. The below table provides a summary of the Senior Unsecured Notes ($ in thousands).

	Principal Amount (1)	Carrying Value	First Pay Date	Maturity Date (2)	Redemption Date (3)	Rate (4)
February 2029 Senior Unsecured Notes	$34,500	$32,890	May 15, 2024	February 15, 2029	February 15, 2026	9.500%
May 2029 Senior Unsecured Notes	65,000	62,490	August 15, 2024	May 15, 2029	May 15, 2026	9.500%
(1)The Senior Unsecured Notes were issued at 100% of the principal amount.
(2)The Company has the option to redeem the Senior Unsecured Notes earlier than the maturity date.
(3)The Company may redeem the Senior Unsecured Notes in whole or in part at any time or from time to time at the Company’s option on or after the redemption date, upon not less than 30 days written notice to holders prior to the redemption date, at a redemption price equal to 100% of the outstanding principal amount of the Senior Unsecured Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date.
(4)The Senior Unsecured Notes bear interest at a rate equal to 9.500% per year, payable in cash quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, beginning on the applicable first pay date.

The below table details the total interest expense incurred on the Senior Unsecured Notes during the three and six months ended June 30, 2024 (in thousands). There was no interest expense incurred during the three or six months ended June 30, 2023 as the Senior Unsecured Notes were issued during 2024.

	Three Months Ended	Six Months Ended
	June 30, 2024	June 30, 2024
Coupon interest expense	$1,608	$2,200
Amortization expense	117	164
Total interest expense	$1,725	$2,364

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2024
Contractual maturities

The following table allocates the current face of the Company's borrowings under financing arrangements, the Legacy WMC Convertible Notes, and Senior Unsecured Notes as of June 30, 2024 by contractual maturity (in thousands). Securitized debt is excluded from the below table as it does not have a contractual maturity.

	Within 30 Days	Over 30 Days to 3 Months	Over 3 Months to 12 Months	Over 12 Months	Total
Financing Arrangements by Asset Type
Securitized Residential Mortgage Loans
Non-Agency Loans	$180,309	$60,122	$33,300	$54,921	$328,652
Re- and Non-Performing Loans	43,032	—	—	—	43,032
Residential Mortgage Loans
Non-Agency Loans	—	3,217	4,359	—	7,576
Agency-Eligible Loans	—	—	183,648	—	183,648
Residential Mortgage Loans Held for Sale	—	42,807	29,322	—	72,129
Legacy WMC Commercial Loans	—	—	47,222	—	47,222
Non-Agency RMBS	10,887	30,582	2,651	—	44,120
Legacy WMC CMBS	21,889	—	—	—	21,889
Agency RMBS	485,898	—	—	—	485,898
Total Financing Arrangements	$742,015	$136,728	$300,502	$54,921	$1,234,166

Legacy WMC Convertible Notes	$—	$79,120	$—	$—	$79,120

Senior Unsecured Notes
February 2029 Senior Unsecured Notes	$—	$—	$—	$34,500	$34,500
May 2029 Senior Unsecured Notes	—	—	—	65,000	65,000
Total Senior Unsecured Notes	$—	$—	$—	$99,500	$99,500
Counterparties

The Company had outstanding financing arrangements with six and seven counterparties as of June 30, 2024 and December 31, 2023, respectively.

The following table presents information as of June 30, 2024 and December 31, 2023 with respect to each counterparty that provides the Company with financing for which the Company had greater than 5% of its stockholders’ equity at risk, excluding stockholders’ equity at risk under financing through affiliated entities ($ in thousands).

	June 30, 2024			December 31, 2023
Counterparty	Stockholders' Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity	Stockholders' Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity
BofA Securities, Inc.	$138,082	142	25.9%	$131,128	236	24.8%
Barclays Capital Inc.	79,497	49	14.9%	81,047	85	15.3%
Goldman Sachs Bank USA	77,609	53	14.5%	73,893	9	14.0%
JP Morgan Securities, LLC	51,088	24	9.6%	46,642	134	8.8%
Various (1)	74,286	395	13.9%	69,637	577	13.2%
(1)Certain retained interests in securitizations are held in WMC RR 2023-1 Trust, a wholly owned subsidiary of the Company. WMC RR 2023-1 Trust issued certificates which were sold to various third-party investors.

Financial Covenants

The Company’s financing arrangements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each financing arrangement, typical

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2024
supplemental terms include requirements of minimum equity and liquidity, leverage ratios, and performance triggers. In addition, some of the financing arrangements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that the Company fails to comply with the covenants contained in these financing arrangements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the associated agreement. Financings pursuant to financing arrangements are generally recourse to the Company. As of June 30, 2024, the Company is in compliance with all of its financial covenants.

7. Other assets and liabilities

The following table details certain information related to the Company's "Other assets" and "Other liabilities" line items on its consolidated balance sheets as of June 30, 2024 and December 31, 2023 (in thousands).

	June 30, 2024	December 31, 2023
Other assets
Interest receivable	$35,403	$30,315
Real estate owned	7,500	5,644
Derivative assets, at fair value	689	1,321
Other assets	2,621	3,187
Due from broker	1,112	249
Total Other assets	$47,325	$40,716

Other liabilities
Due to affiliates (1)	$4,929	$3,252
Interest payable	26,015	23,715
Derivative liabilities, at fair value	560	70
Accrued expenses	2,100	4,874
Due to broker	172	196
Total Other liabilities	$33,776	$32,107
(1)Refer to Note 10 for more information.

Derivatives

The following table presents information related to the Company's derivatives and other instruments and their balance sheet location as of June 30, 2024 and December 31, 2023 (in thousands). All notional amounts are denominated in USD.

	Balance Sheet Location	June 30, 2024		December 31, 2023
Derivatives and Other Instruments (1)		Notional	Fair Value	Notional	Fair Value
Pay Fix/Receive Float Interest Rate Swap Agreements (2) (3)	Other assets	$384,500	$243	$165,000	$149
Pay Fix/Receive Float Interest Rate Swap Agreements (2) (3)	Other liabilities	433,500	—	338,000	—
Short TBAs	Other liabilities	—	—	9,000	(63)
Forward Purchase Commitments	Other assets	67,203	446	70,145	1,172
Forward Purchase Commitments	Other liabilities	89,583	(560)	2,566	(7)
(1)As of June 30, 2024 and December 31, 2023, no derivatives held by the Company were designated as hedges for accounting purposes.
(2)As of June 30, 2024, the Company applied a reduction in fair value of $12.1 million and $3.1 million to its interest rate swap assets and liabilities, respectively, related to variation margin with a corresponding increase or decrease in restricted cash. As of December 31, 2023, the Company applied a reduction in fair value of $9.3 million and $7.7 million to its interest rate swap assets and liabilities, respectively, related to variation margin with a corresponding increase or decrease in restricted cash.
(3)As of June 30, 2024, the Company's pay fix/receive float interest rate swaps had a weighted average pay-fixed rate of 3.95%, a weighted average receive-variable rate of 5.33%, and a weighted average years to maturity of 5.60 years. As of December 31, 2023, the Company's pay fix/receive float interest rate swaps had a weighted average pay-fixed rate of 3.65%, a weighted average receive-variable rate of 5.38%, and a weighted average years to maturity of 4.01 years.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2024

Derivative and other instruments eligible for offset are presented gross on the consolidated balance sheets as of June 30, 2024 and December 31, 2023, if applicable. The Company has not offset or netted any derivatives or other instruments with any financial instruments or cash collateral posted or received.

The Company must post cash or securities as collateral on its derivative instruments when their fair value declines. This typically occurs when prevailing market rates change adversely, with the severity of the change also dependent on the term of the derivatives involved. The posting of collateral is generally bilateral, meaning that if the fair value of the Company’s derivatives increases, its counterparty must post collateral. As of June 30, 2024, the Company's restricted cash balance included $24.1 million of collateral related to certain derivatives, of which $15.1 million represents cash collateral posted by the Company and $9.0 million represents amounts related to variation margin. As of December 31, 2023, the Company's restricted cash balance included $12.3 million of collateral related to certain derivatives, of which $10.7 million represents cash collateral posted by the Company and $1.6 million represents amounts related to variation margin.

The following table summarizes total income related to derivatives and other instruments for the three and six months ended June 30, 2024 and 2023 (in thousands).

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Included within Net interest component of interest rate swaps
Interest Rate Swaps	$2,367	$1,784	$4,267	$2,804

Included within Net unrealized gain/(loss)
Interest Rate Swaps	(1,719)	11,985	8,594	(9,401)
Long TBAs	—	(5)	—	—
Short TBAs	155	249	63	(650)
Forward Purchase Commitments	(427)	(2,709)	(1,279)	(398)
	(1,991)	9,520	7,378	(10,449)

Included within Net realized gain/(loss)
Interest Rate Swaps	80	711	(3,061)	10,534
Long TBAs	—	5	—	5
Short TBAs	14	(249)	24	(70)
Forward Purchase Commitments	(161)	1,923	971	1,923
	(67)	2,390	(2,066)	12,392
Total income/(loss)	$309	$13,694	$9,579	$4,747

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2024
Derivative Activity

The following tables present information about the Company’s derivatives for the three and six months ended June 30, 2024 and 2023 (in thousands).

		Three Months Ended
		Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Notional Amount	Derivative Asset	Derivative Liability
June 30, 2024	Short TBAs	$(32,000)	$96,000	$(64,000)	$—	$—	$—
June 30, 2024	Interest Rate Swaps	454,250	498,000	(134,250)	818,000	243	—
June 30, 2023	Interest Rate Swaps	468,000	256,000	(117,000)	607,000	—	(41)

		Six Months Ended
		Beginning Notional Amount	Buys or Covers	Sales or Shorts (1)	Ending Notional Amount	Derivative Asset	Derivative Liability
June 30, 2024	Short TBAs	$(9,000)	$130,000	$(121,000)	$—	$—	$—
June 30, 2024	Interest Rate Swaps	503,000	717,750	(402,750)	818,000	243	—
June 30, 2023	Long TBAs	—	10,000	(10,000)	—	—	—
June 30, 2023	Short TBAs	(40,000)	100,000	(60,000)	—	—	—
June 30, 2023	Interest Rate Swaps	335,000	598,000	(326,000)	607,000	—	(41)
(1)The sales or shorts includes $60.0 million of swaps that matured during the six months ended June 30, 2024.

8. Earnings per share

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share for the three and six months ended June 30, 2024 and 2023 (in thousands, except per share data).

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Numerator:
Net Income/(Loss)	$3,925	$8,056	$24,815	$20,596
Dividends on preferred stock	(4,586)	(4,586)	(9,172)	(9,172)
Net Income/(Loss) Available to Common Stockholders	$(661)	$3,470	$15,643	$11,424

Denominator:
Basic weighted average common shares outstanding	29,474	20,249	29,463	20,655
Dilutive effect of restricted stock units (1)	—	—	27	—
Diluted weighted average common shares outstanding	29,474	20,249	29,490	20,655

Earnings/(Loss) Per Share
Basic	$(0.02)	$0.17	$0.53	$0.55
Diluted	$(0.02)	$0.17	$0.53	$0.55
(1)Restricted stock units issued to certain directors of 27 thousand were excluded from the computation of diluted earnings per share because its effect would be anti-dilutive for the three months ended June 30, 2024.
For the three and six months ended June 30, 2024, the Company excluded the potential effects of the Legacy WMC Convertible Notes from the computation of diluted earnings per share because the market value per share of the Company's common stock was below the conversion price of the Legacy WMC Convertible Notes.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2024
Dividends

The following tables detail the Company's common stock dividends declared during the six months ended June 30, 2024 and 2023.

Six Months Ended June 30, 2024				Six Months Ended June 30, 2023
Declaration Date	Record Date	Payment Date	Cash Dividend Per Share	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
3/15/2024	3/29/2024	4/30/2024	$0.18	3/15/2023	3/31/2023	4/28/2023	$0.18
6/13/2024	6/28/2024	7/31/2024	0.19	6/15/2023	6/30/2023	7/31/2023	0.18
Total			$0.37	Total			$0.36

The following tables detail the Company's preferred stock dividends declared and paid during the six months ended June 30, 2024 and 2023.

2024			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	8.25% Series A	8.00% Series B	8.000% Series C
2/16/2024	2/29/2024	3/18/2024	$0.51563	$0.50	$0.50
5/2/2024	5/31/2024	6/17/2024	0.51563	0.50	0.50
Total			$1.03126	$1.00	$1.00

2023			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	8.25% Series A	8.00% Series B	8.000% Series C
2/16/2023	2/28/2023	3/17/2023	$0.51563	$0.50	$0.50
5/4/2023	5/31/2023	6/20/2023	0.51563	0.50	0.50
Total			$1.03126	$1.00	$1.00

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

Excise Tax

Excise tax represents a non-deductible 4% tax on the required amount of the Company’s ordinary income and net capital gains not distributed during the year. The expense is calculated in accordance with applicable tax regulations. For the three and six months ended June 30, 2024 and 2023, the Company did not record any excise tax.

REIT Net Operating Loss and Net Capital Loss Carryforwards

As of June 30, 2024 and December 31, 2023, the Company had federal net operating loss ("NOL") carryforwards of $2.1 million and $2.1 million, respectively, that can be used to offset future taxable ordinary income and reduce its REIT distribution requirements. These NOL carryforwards (which exclude NOLs acquired from WMC) do not have an expiration date and can be carried forward indefinitely. In connection with the Merger, the Company obtained NOL carryforwards of

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2024
$321.6 million, of which $223.8 million do not have an expiration date and can be carried forward indefinitely. However, the Company’s use of these obtained NOLs is limited under Section 382 of the Internal Revenue Code.

As of June 30, 2024 and December 31, 2023, the Company had estimated net capital loss ("NCL") carryforwards of $298.9 million and $293.7 million, respectively, the majority of which were generated during the year ended December 31, 2020 and will expire in 2025. These NCL carryforwards (which exclude the NCLs acquired from WMC) can be utilized to offset future net gains from the sale of capital assets. In connection with the Merger, the Company obtained NCL carryforwards of $143.1 million, of which a majority expire between 2027 and 2028. However, the Company’s use of these obtained NCLs is limited under Sections 382 and 383 of the Internal Revenue Code.

Taxable REIT Subsidiaries

The Company elected to treat certain domestic subsidiaries as taxable REIT subsidiaries ("TRSs"). The Company’s financial results are generally not expected to reflect provisions for current or deferred income taxes, except for any activities conducted through one or more TRSs that are subject to corporate income taxation. Currently, the Company has wholly owned domestic TRSs that are taxable as corporations and subject to U.S. federal, state, and local income tax on net income at the applicable corporate rates. The federal statutory rate for the three and six months ended June 30, 2024 and 2023 was 21%. The Company’s effective tax rate differs from its combined U.S. federal, state, and local corporate statutory tax rate primarily due to income earned at the REIT, which is not subject to tax, due to the deduction for qualifying distributions made by the Company, and any change in the valuation allowance as disclosed in further detail below. The tax expense attributable to its TRSs is recorded in the "Non-investment related expenses" line item on the consolidated statement of operations. The below table details the tax expense attributable to its TRSs for the three and six months ended June 30, 2024 and 2023 (in thousands).

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Income tax expense	$17	$—	$42	$225

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax reporting purposes at the TRS level. As of June 30, 2024 and December 31, 2023, the Company recorded a deferred tax asset of approximately $38.0 million and $37.3 million, respectively, relating to net operating loss carryforwards, capital loss carryforwards, and basis differences of certain investments held within TRSs. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences become deductible. The Company concluded it is more likely than not the deferred tax asset will not be realized and established a full valuation allowance as of June 30, 2024 and December 31, 2023.

Uncertain Income Tax Positions

Based on its analysis of any potential uncertain income tax positions, the Company concluded it did not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of June 30, 2024 and December 31, 2023. The Company’s federal income tax returns for the last three tax years are open to examination by the Internal Revenue Service. There are no ongoing U.S. federal, state or local tax examinations related to the Company. In the event that the Company incurs income tax related interest and penalties, its policy is to classify them as a component of provision for income taxes. The Company did not incur any interest or penalties during the three or six months ended June 30, 2024 and 2023.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2024
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

The below table details the management fees incurred during the three and six months ended June 30, 2024 and 2023 (in thousands).

	Three Months Ended		Six Months Ended
Consolidated statements of operations line item:	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Management fee to affiliate (1)	$1,753	$2,061	$3,494	$4,136
(1)For the three and six months ended June 30, 2024, the Manager agreed to waive its right to receive management fees of $0.6 million and $1.2 million, respectively, pursuant to the MITT Management Agreement Amendment executed in connection with the Merger. Of the $2.4 million management fee waiver agreed upon in connection with the Merger, $0.6 million remains outstanding as of June 30, 2024.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2024

As of June 30, 2024 and December 31, 2023, the Company recorded management fees payable of $1.7 million and $1.5 million, respectively. The management fee payable is included within the "Due to affiliates" item within the "Other liabilities" line item on the consolidated balance sheets.

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

During the three and six months ended June 30, 2024 and 2023, the Company did not incur any incentive fee expense.

Termination fee

Upon the occurrence of (i) the Company’s termination of the management agreement without cause or (ii) the Manager’s termination of the management agreement upon a breach by the Company of any material term of the management agreement, the Manager will be entitled to a termination fee equal to three times the average annual management fee during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter. As of June 30, 2024 and December 31, 2023, no event of termination of the management agreement had occurred.

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

The Company reimburses the Manager or its affiliates for the Company’s allocable share of the compensation, including, without limitation, annual base salary, bonus, any related withholding taxes, and employee benefits paid to (i) the Company’s chief financial officer based on the percentage of time spent on the Company's affairs, (ii) the Company’s general counsel based on the percentage of time spent on the Company’s affairs, and (iii) other corporate finance, tax, accounting, internal audit, legal, risk management, operations, compliance, and other non-investment personnel of the Manager and its affiliates who spend all or a portion of their time managing the Company’s affairs based upon the percentage of time devoted by such personnel to the Company’s affairs. In their capacities as officers or personnel of the Manager or its affiliates, they devote such portion of their time to the Company’s affairs as is necessary to enable the Company to operate its business.

The below table details the expense reimbursement incurred during the three and six months ended June 30, 2024 and 2023 (in thousands).

	Three Months Ended		Six Months Ended
Consolidated statements of operations line item:	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Non-investment related expenses (1)	$1,636	$1,400	$3,300	$2,800
Investment related expenses	87	110	201	212
Transaction related expenses	306	318	374	381
Expense reimbursements to Manager or its affiliates	$2,029	$1,828	$3,875	$3,393
(1)For the three and six months ended June 30, 2024, the Manager agreed to waive its right to receive expense reimbursements of $0.3 million and $0.6 million, respectively, pursuant to the MITT Management Agreement Amendment executed in connection with the Merger. Of the $1.3 million expense reimbursement waiver agreed upon in connection with the Merger, $0.5 million remains outstanding as of June 30, 2024.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2024

As of June 30, 2024 and December 31, 2023, the Company recorded a reimbursement payable to the Manager or its affiliates of $2.9 million and $1.5 million, respectively. The reimbursement payable to the Manager or its affiliates is included within the "Due to affiliates" line item within the "Other liabilities" line item on the consolidated balance sheets.

Restricted stock grants

Equity Incentive Plans

Effective on April 15, 2020 upon the approval of the Company's stockholders at its 2020 annual meeting of stockholders, the Company's 2020 Equity Incentive Plan (the "2020 Equity Incentive Plan") provides for a maximum of 666,666 shares of common stock to be issued. The maximum number of shares of common stock granted during a single fiscal year to any non-employee director, taken together with any cash fees paid to such non-employee director during any fiscal year, shall not exceed $300,000 in total value (calculating the value of any such awards based on the grant date fair value). As of June 30, 2024, 426,456 shares of common stock remained available to be awarded under the 2020 Equity Incentive Plan.

Since inception of the 2020 Equity Incentive Plan and through June 30, 2024, the Company has granted an aggregate of 213,208 shares of restricted common stock to its independent directors under its 2020 Equity Incentive Plan, all of which have vested.

On December 6, 2023, in connection with the WMC acquisition, the Company granted an aggregate 25,962 restricted stock units to the Company's two independent directors added to the Company's Board of Directors who previously served on WMC's board of directors. Through June 30, 2024, the two independent directors have also been granted an aggregate of 1,040 dividend equivalent units. These restricted stock units and associated dividend equivalent units vested in full on June 23, 2024, and will be settled in shares of the Company's common stock upon each independent director's separation from service with the Company.

Manager Equity Incentive Plans

Following approval of the Company's stockholders at its 2021 annual meeting of stockholders, the AG Mortgage Investment Trust, Inc. 2021 Manager Equity Incentive Plan (the "2021 Manager Plan") became effective on April 7, 2021 and provides for a maximum of 573,425 shares of common stock that may be subject to awards thereunder to the Manager. As of June 30, 2024, there were no shares or awards issued under the 2021 Manager Plan. Following the execution of the Third Amendment to the management agreement in November 2021 related to the incentive fee, the Company's compensation committee no longer expects to continue its historical practice of making periodic equity grants to the Manager pursuant to the 2021 Manager Plan.

Director compensation

As of June 30, 2024, the Company's Board of Directors consisted of six independent directors. The annual base director's fee for each independent director is $150,000, $70,000 of which is payable on a quarterly basis in cash and $80,000 of which is payable on a quarterly basis in shares of restricted common stock. The number of shares of restricted common stock to be issued each quarter to each independent director is determined based on the average of the high and low prices of the Company’s common stock on the New York Stock Exchange on the last trading day of each fiscal quarter. To the extent that any fractional shares would otherwise be issuable and payable to each independent director, a cash payment is made to each independent director in lieu of any fractional shares. All directors’ fees are paid pro rata (and restricted common stock grants determined) on a quarterly basis in arrears, and shares issued are fully vested and non-forfeitable. These shares may not be sold or transferred by such director during the time of their service as an independent member of the Company’s Board of Directors.

In addition to the annual base director's fee, the non-executive chair of the Company's Board of Directors receives an annual fee of $60,000, of which $30,000 is payable in cash and $30,000 is payable in shares of restricted common stock, the chair of the Audit Committee receives an annual fee of $25,000, and the chairs of the Compensation and Nominating and Corporate Governance Committees each receive an annual fee of $10,000.

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
June 30, 2024

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
June 30, 2024
Summary of investments in debt and equity of affiliates and related earnings

The below table summarizes the components of the "Investments in debt and equity of affiliates" line item on the Company's consolidated balance sheets as of June 30, 2024 and December 31, 2023 (in thousands).

	June 30, 2024			December 31, 2023
	Assets	Liabilities	Equity	Assets	Liabilities	Equity
Non-QM Securities (1)	$14,940	$—	$14,940	$15,257	$—	$15,257
Re/Non-Performing Securities	7,246	(3,559)	3,687	7,569	(3,605)	3,964
Total Residential Investments	22,186	(3,559)	18,627	22,826	(3,605)	19,221

AG Arc, at fair value	34,954	—	34,954	33,574	—	33,574

Cash and Other assets/(liabilities)	809	(39)	770	2,361	(53)	2,308

Investments in debt and equity of affiliates	$57,949	$(3,598)	$54,351	$58,761	$(3,658)	$55,103
(1)MATH, through its wholly owned subsidiary MATT, only holds risk-retention tranches from past securitizations which continue to pay down and the Company does not expect MATT to acquire additional investments.

The below table reconciles the net income/(loss) to the "Equity in earnings/(loss) from affiliates" line item on the Company's consolidated statements of operations for the three and six months ended June 30, 2024 and 2023 (in thousands).

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Non-QM Securities	$(828)	$349	$1,377	$1,974
Land Related Financing	—	402	—	741
Re/Non-Performing Securities	211	(281)	316	(89)
AG Arc (1)	1,528	(32)	1,255	(2,172)
Equity in earnings/(loss) from affiliates	$911	$438	$2,948	$454
(1)Earnings/(loss) recognized by AG Arc do not include the Company's portion of gains or losses recorded by Arc Home in connection with the sale of residential mortgage loans to the Company. Refer to "Transactions with Arc Home" below for more information on this accounting policy.

Transactions with affiliates

Transactions with Red Creek Asset Management LLC

In connection with the Company’s investments in residential mortgage loans, the Company engages asset managers to provide advisory, consultation, asset management, and other services. The Company engaged Red Creek Asset Management LLC (the "Asset Manager"), a related party of the Manager and direct subsidiary of TPG Angelo Gordon, as the asset manager for certain of its residential mortgage loans. The Company pays the Asset Manager asset management fees which are assessed periodically by a third-party valuation firm. The below details the fees paid by the Company to the Asset Manager during the three and six months ended June 30, 2024 and 2023 (in thousands).

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Fees paid to Asset Manager	$667	$680	$1,325	$1,363

As of June 30, 2024 and December 31, 2023, the Company recorded asset management fees payable of $0.3 million and $0.2 million, respectively. Asset management fees payable are included within the "Due to affiliates" line item within the "Other liabilities" line item on the consolidated balance sheets.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2024
Transactions with Arc Home

Arc Home may sell loans to the Company, third-parties, or affiliates of the Manager. The below table details the unpaid principal balance of Non-Agency Loans and Agency-Eligible Loans sold to the Company and private funds under the management of TPG Angelo Gordon during the three and six months ended June 30, 2024 and 2023 (in thousands).

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Residential mortgage loans sold by Arc Home to the Company	$133,591	$193,207	$213,382	$193,207
Residential mortgage loans sold by Arc Home to private funds under the management of TPG Angelo Gordon	123,545	31,063	279,946	121,647

In connection with the sale of loans from Arc Home to the Company, the Company eliminates any intra-entity profits or losses typically recognized through the "Equity in earnings/(loss) from affiliates" line item on the Company's consolidated statement of operations and adjusts the cost basis of the underlying loans resulting in unrealized gains or losses on the underlying loans. The table below summarizes intra-entity profits eliminated during the three and six months ended June 30, 2024 and 2023 (in thousands).

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Intra-Entity Profits Eliminated	$405	$341	$606	$341

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

Transactions under the Company's Affiliated Transaction Policy

The below table details transactions where the Company purchased or sold assets from or to an affiliate of the Manager ($ in millions). The transactions were executed in accordance with the Company's Affiliated Transaction Policy. There were no purchases or sales of assets from or to an affiliate of the Manager during three and six months ended June 30, 2024. Refer to the "Transactions with Arc Home" section above for additional information related to transactions with Arc Home, which are excluded from the table below.

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
June 30, 2024

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

11. Equity

Stock repurchase programs

On August 3, 2022, the Company's Board of Directors authorized a stock repurchase program (the "2022 Repurchase Program") to repurchase up to $15.0 million of the Company’s outstanding common stock. The 2022 Repurchase Program does not have an expiration date and permits the Company to repurchase its shares through various methods, including open market repurchases, privately negotiated block transactions and Rule 10b5-1 plans. The Company may repurchase shares of its common stock from time to time in compliance with SEC regulations and other legal requirements. The extent to which the Company repurchases its shares, and the timing, manner, price, and amount of any such repurchases, will depend upon a variety of factors including market conditions and other corporate considerations as determined by the Company’s management, as well as the limits of the 2022 Repurchase Program and the Company's liquidity and business strategy. The 2022 Repurchase Program does not obligate the Company to acquire any particular amount of shares and may be modified or discontinued at any time. As of June 30, 2024, approximately $1.5 million of common stock remained authorized for future share repurchases under the 2022 Repurchase Program. There were no repurchases during the three and six months ended June 30, 2024. The table below details the Company's share repurchases under the 2022 Repurchase Program during the six months June 30, 2023.

Three Months Ended (1)	Total Number of Shares Purchased	Weighted Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program		Maximum Approximate Dollar Value that May Yet Be Purchased Under the Program (2)
March 31, 2023	923,261	$5.68	923,261		$2,569,940
June 30, 2023	187,020	5.93	187,020		1,461,810
Total	1,110,281	$5.72	1,110,281	—	$1,461,810
(1)Based on trade date.
(2)Includes brokerage commissions and clearing fees.

On May 4, 2023, the Company's Board of Directors authorized a stock repurchase program (the "2023 Repurchase Program") to repurchase up to $15.0 million of the Company’s outstanding common stock on substantially the same terms as the 2022 Repurchase Program. As of June 30, 2024, the full $15.0 million authorized amount remains available for repurchase under the 2023 Repurchase Program. This authorization is in addition to the amount remaining under the 2022 Repurchase Program.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2024
Equity distribution agreements

The Company has entered into an equity distribution agreement with each of Credit Suisse Securities (USA) LLC and JMP Securities LLC (collectively, the "Sales Agents"), which the Company refers to as the "Equity Distribution Agreements," pursuant to which the Company may sell up to $100.0 million aggregate offering price of shares of its common stock from time to time through the Sales Agents under the Securities Act of 1933. The Company did not issue any shares of common stock under the Equity Distribution Agreements during the three and six months ended June 30, 2024 and 2023. Since inception of the program, the Company has issued approximately 2.2 million shares of common stock under the Equity Distribution Agreements for gross proceeds of $48.3 million.

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

Preferred stock

The Company is authorized to designate and issue up to 50.0 million shares of preferred stock, par value $0.01 per share, in one or more classes or series. As of June 30, 2024 and December 31, 2023, there were 1.7 million, 3.7 million, and 3.7 million of Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock, respectively, issued and outstanding.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2024
The following table includes a summary of preferred stock issued and outstanding as of June 30, 2024 ($ and shares in thousands).

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
(3)The initial dividend rate for the Series C Preferred Stock, from and including the date of original issue to, but not including, September 17, 2024, is 8.000% per annum of the $25.00 per share liquidation preference. On and after September 17, 2024, dividends on the Series C Preferred Stock were originally set to accumulate at a percentage of the $25.00 liquidation preference equal to an annual floating rate of the then three-month LIBOR, plus a spread of 6.476%. In light of the discontinuance of the publication of three-month LIBOR after June 2023 and pursuant to the terms of the Series C Preferred Stock, the Company has appointed a calculation agent to select an industry accepted substitute or successor base rate to the three-month LIBOR rate. It is expected that such substitute or successor base rate will be the three-month CME Term SOFR (plus a tenor spread adjustment of 0.26161%). The calculation agent may also implement changes to the business day convention, the definition of business day, the dividend determination date, the interest rate spread and the method for obtaining the substitute or successor base rate, in a manner that is consistent with industry accepted practices.
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

12. Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2024, the Company was not involved in any material legal proceedings.

The below table details the Company's outstanding commitments as of June 30, 2024 (in thousands).

Commitment type	Date of Commitment	Total Commitment	Funded Commitment	Remaining Commitment
Non-Agency and Agency-Eligible Loans (1)	Various	$160,350	$—	$160,350
(1)The Company entered into forward purchase commitments to acquire certain Non-Agency and Agency-Eligible Loans from Arc Home which have not yet settled as of June 30, 2024. The total commitment amount represents the agreed upon purchase price of any outstanding unpaid principal balance the Company has committed to purchase. Refer to Note 10 "Transactions with affiliates" for more information.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2024
13. Subsequent Events

The Company announced that on August 1, 2024, its Board of Directors declared third quarter 2024 preferred stock dividends on its Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock in the amount of $0.51563, $0.50 and $0.50 per share, respectively. The dividends will be paid on September 17, 2024 to holders of record on August 30, 2024.

On July 31, 2024, the Company sold Non-Agency Loans for gross proceeds of $86.3 million. These loans were recorded within the "Residential mortgage loans held for sale, at fair value" line item on the consolidated balance sheets as of June 30, 2024.

On July 31, 2024, Arc Home, a residential mortgage loan originator which retains mortgage servicing rights ("MSRs") associated with certain loans it originates, sold substantially all of its MSR portfolio to an unrelated third-party consisting of $5.8 billion of unpaid principal balance. As of June 30, 2024, the fair value of Arc Home's MSR portfolio was $88.2 million which collateralized related financing arrangements of $39.3 million. The Company owns an approximate 44.6% interest in Arc Home through its investment in AG Arc which is recorded within the "Investments in debt and equity of affiliates" line item on the consolidated balance sheets.

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

Forward-Looking Statements

We make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in this report that are subject to substantial known and unknown risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, returns, results of operations, plans, yields, objectives, the composition of our portfolio, actions by governmental entities, including the Federal Reserve, and the potential effects of actual and proposed legislation on us, and our views on certain macroeconomic trends. When we use the words "believe," "expect," "anticipate," "estimate," "plan," "continue," "intend," "should," "could," "will," "may" or similar expressions, we intend to identify forward-looking statements.

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

Second Quarter 2024 Executive Summary

Financial Highlights

•$10.63 Book Value per share and $10.37 Adjusted Book Value per share;
•$(0.02) of Net Income/(Loss) Available to Common Stockholders per diluted common share and $0.21 of Earnings Available for Distribution ("EAD") per diluted common share;
◦Refer to the "Earnings Available for Distribution" section below for further details related to our reconciliation of Net Income/(Loss) Available to Common Stockholders to EAD;
•12.2x GAAP Leverage Ratio and 2.5x Economic Leverage Ratio; and
•$0.19 dividend per common share declared, which represents a 5.6% increase over the prior quarter dividend of $0.18 per common share.

Investment Activity

•The table below summarizes the fair value of purchases and proceeds from sales of investments during the quarter ended June 30, 2024 (in thousands).

Investment	Purchases	Sales
Non-Agency Loans	$9,582	$—
Agency-Eligible Loans	413,619	—
Agency RMBS	428,521	—
Non-Agency RMBS (1) (2)	18,051	19,858
Total	$869,773	$19,858
(1)Includes sales of $8.3 million of Non-Agency RMBS sold from the legacy portfolio acquired from Western Asset Mortgage Capital Corporation ("WMC").
(2)During the quarter, we co-sponsored a rated securitization collateralized by $369.2 million of Agency-Eligible Loans. As the co-sponsor, the Company retained an "eligible vertical interest" to comply with risk retention rules which consists of at least 5% of each class of securities issued in the securitization. Upon evaluating our retained interest in the securitization trust, we determined we were not the primary beneficiary and, as a result, did not consolidate the securitization trust and recorded an investment of $18.1 million of Non-Agency RMBS.

•Subsequent to quarter end:
◦Sold Non-Agency Loans for gross proceeds of $86.3 million. These loans were recorded within the "Residential mortgage loans held for sale, at fair value" line item on the consolidated balance sheets as of June 30, 2024; and
◦On July 31, 2024, Arc Home, a residential mortgage loan originator which retains mortgage servicing rights ("MSRs") associated with certain loans it originates, sold substantially all of its MSR portfolio to an unrelated third-party consisting of $5.8 billion of unpaid principal balance. As of June 30, 2024, the fair value of Arc Home's MSR portfolio was $88.2 million which collateralized related financing arrangements of $39.3 million. We own an approximate 44.6% interest in Arc Home through our investment in AG Arc which is recorded within the "Investments in debt and equity of affiliates" line item on the consolidated balance sheets.

Financing Activity

•Executed a rated securitization of Agency-Eligible Loans with a total unpaid principal balance of $309.8 million, converting recourse financing with mark-to-market margin calls to non-recourse financing without mark-to-market margin calls; and
•Issued $65.0 million principal amount of 9.500% senior notes due 2029 in a public offering generating net proceeds of approximately $62.4 million.

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

As of June 30, 2024, our investment portfolio consisted of the following Residential Investments and Agency RMBS:

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
(1)These investments are included in the "Securitized residential mortgage loans, at fair value", "Residential mortgage loans, at fair value", and "Residential mortgage loans held for sale, at fair value" line items on the consolidated balance sheets.
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

Additionally, each outstanding share of WMC’s restricted common stock and each WMC restricted stock unit (each, a “WMC Equity Award”) vested in full immediately prior to the Effective Time and, as of the Effective Time, was considered outstanding for all purposes of the Merger Agreement, including the right to receive the Per Share Merger Consideration, except that WMC Equity Awards granted to certain members of the WMC board of directors at WMC’s 2023 annual stockholders’ meeting (collectively, the “2023 WMC Director Awards”) were treated as follows: (i) for M. Christian Mitchell and Lisa G. Quateman, who were appointed to our Board of Directors as of the Effective Time, the 2023 WMC Director Awards were equitably adjusted effective as of the Effective Time into awards relating to shares of our common stock that have the same value, vesting terms and other terms and conditions as applied to the corresponding WMC restricted stock units immediately prior to the Effective Time and (ii) for the other members of the WMC board of directors, the 2023 WMC Director Awards accelerated and vested pro-rata effective as of immediately prior to the Effective Time based on a fraction, the numerator of which was 166 (the number of days between the grant date and the Closing Date) and the denominator of which was 365, and the remaining unvested portion of such 2023 WMC Director Awards was cancelled without any consideration.

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

Market Conditions

The second quarter of 2024 continued to experience volatility in the financial markets due to the overall market uncertainty related to inflation, the path of monetary policy and interest rates and the recent developments of the upcoming U.S. presidential election. The quarter began with the March Consumer Price Index report indicating inflation was 3.5% year over year, increasing from prior monthly readings. This report, coupled with the unemployment rate remaining low at 3.8%, resulted in the 10-year U.S. treasury yield increasing by approximately 48 basis points during April 2024 to 4.69% and the 30-year fixed rate mortgage increasing by approximately 43 basis points to 7.2%. As the quarter progressed, the May and June Consumer Price Index reports showed signs of inflation softening with the year over year Consumer Price Index declining to 3.3% and 3.0%, respectively, and the unemployment rate increasing to 4.1%. The increase in benchmark and mortgage rates experienced during April then began to reverse its course with the 10-year U.S. treasury yield decreasing 29 basis points to 4.4% and the 30-year fixed rate mortgage ending the quarter only 7 basis points higher than the start of the quarter. The quarter ended with the spread between the 2-year and 10-year U.S. treasury yields at approximately 37 basis points inverted, a slight decrease from 43 basis points inverted in March 2024. After quarter end, the Federal Reserve acknowledged at the July 2024 Federal Open Market Committee meeting that they have seen significant progress in bringing down inflation toward their target rate of 2%. Jerome Powell, the Federal Reserve Chair, noted that a broad set of indicators suggest that conditions in the labor market have returned to approximately where they were pre-pandemic. With the balance of risks moving back into equilibrium, Powell also offered that if the broad set of labor and inflation data continued to cooperate, that a reduction of the policy rate could be considered as soon as the September meeting. This was shortly followed by the July employment report issued by the U.S. Bureau of Labor Statistics noting a moderation in the labor market and the unemployment rate increasing to 4.3%, the highest level since October 2021. As a result, benchmark rates retraced at a significant rate in the first week of August 2024 and, as of August 6, 2024, market participants are pricing in approximately 110 basis points of rate cuts before year end. Overall, the Federal Reserve continues to monitor available economic data to determine if they will initiate rate cuts and to what extent rates will decline; however, the recent economic data has been more supportive of a reduction in the Federal Funds Rate.

RMBS spreads mostly tightened during the second quarter as there continues to be a strong investor appetite for U.S. housing and mortgage credit. This theme has been well-supported by stable collateral fundamentals, sound underwriting criteria and rising home values, though pockets of weakness have been slowly emerging from specific cohorts in the Non-QM sector. Trends in credit spreads on credit risk transfer ("CRT") assets are generally utilized by market participants as a proxy for evaluating credit related assets given the observability of transactions. CRT tranches tightened by 10 to 20 basis points during the quarter ended June 30, 2024. Senior Non-QM spreads were a few basis points wider during the quarter ended June 30, 2024 while lower Non-QM tranches such as BBB- and BB-rated bonds were 10 and 45 basis points tighter, respectively.

Primary RMBS markets remained active in the second quarter, with issuances totaling nearly $33 billion, an increase of 11% quarter-over-quarter and 73% year-over-year. Almost half of the second quarter’s issuance came from Non-QM ($10 billion) and Prime Jumbo ($5.5 billion). In addition, market focus on second liens and Home Equity Lines of Credit has been rapidly expanding as a source of high quality, newly originated mortgage credit. During the first half of 2024, new RMBS issuance totaled $62 billion with Non-QM and Prime Jumbo constituting approximately half of that activity.

The S&P CoreLogic Case-Shiller U.S. National Home Price Index continued to rise through May 2024. The Index was higher by 4% year-to-date and 6% year-over-year. Home prices remain varied geographically. Over the first five months of 2024, momentum in home price appreciation returned for 2022 and 2023 laggards, such as Seattle and San Francisco, while cities that had performed well in 2022 and 2023, such as New York City, Chicago and Miami, have since slowed in 2024.

Prevailing mortgage rates ended the second quarter just a few basis points higher near 6.9% but were as high as 7.2% in late April to early May, according to the Freddie Mac Primary Mortgage Market Survey. Mortgage rates have been volatile over the last year, reaching 7.8% in October and November 2023 while having been as low as 6.6% in parts of the first quarter 2024. The effective mortgage rate outstanding held steady at 3.8% as of March 2024, the latest data available, reflecting low housing turnover and limited mortgage originations. Overall, the “lock-in-effect,” or disincentive for existing homeowners to sell their homes because their current mortgage rate is well below current market rates, remains a driving force of housing activity and pricing.

Total existing home listings moderately rose to 1.28 million in May 2024, the highest reading since July 2022 but still well-off pre-pandemic years. On a national level, new listings were approximately 9% higher than levels from a year ago but remain weak overall.

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

	June 30, 2024	December 31, 2023
Book value per common share	$10.63	$10.46
Net proceeds of preferred stock less liquidation preference of preferred stock per common share (1)	(0.26)	(0.26)
Adjusted book value per common share	$10.37	$10.20
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

Three Months Ended June 30, 2024 compared to the Three Months Ended June 30, 2023

The table below presents certain information from our consolidated statements of operations for the three months ended June 30, 2024 and 2023 (in thousands).

	Three Months Ended
	June 30, 2024	June 30, 2023	Increase/(Decrease)
Statement of Operations Data:
Net Interest Income
Interest income	$99,815	$60,788	$39,027
Interest expense	83,434	49,429	34,005
Total Net Interest Income	16,381	11,359	5,022

Other Income/(Loss)
Net interest component of interest rate swaps	2,367	1,784	583
Net realized gain/(loss)	1,963	1,944	19
Net unrealized gain/(loss)	(9,226)	(206)	(9,020)
Total Other Income/(Loss)	(4,896)	3,522	(8,418)

Expenses
Management fee to affiliate	1,753	2,061	(308)
Non-investment related expenses	2,746	2,574	172
Investment related expenses	3,491	2,232	1,259
Transaction related expenses	481	396	85
Total Expenses	8,471	7,263	1,208

Income/(loss) before equity in earnings/(loss) from affiliates	3,014	7,618	(4,604)

Equity in earnings/(loss) from affiliates	911	438	473
Net Income/(Loss)	3,925	8,056	(4,131)

Dividends on preferred stock	(4,586)	(4,586)	—

Net Income/(Loss) Available to Common Stockholders	$(661)	$3,470	$(4,131)

Interest income

Interest income is calculated using the effective interest method for our GAAP investment portfolio.

Interest income increased from the three months ended June 30, 2023 to the three months ended June 30, 2024 primarily as a result of an increased investment portfolio resulting from the WMC acquisition in December 2023 along with purchases of residential mortgage loans and Agency RMBS during the period and an increase in the weighted average yield of our investment portfolio. The following table presents a summary of the weighted average amortized cost of and the weighted average yield on our GAAP investment portfolio for the three months ended June 30, 2024 and 2023 ($ in millions).

	Three Months Ended
	June 30, 2024	June 30, 2023	Increase/(Decrease)
Weighted average amortized cost of our GAAP investment portfolio	$6,805	$4,846	$1,959
Weighted average yield on our GAAP investment portfolio	5.87%	5.02%	0.85%

Interest expense

Interest expense is inclusive of our financing cost related to our financing arrangements on our GAAP investment portfolio, securitized debt, Legacy WMC Convertible Notes, and Senior Unsecured Notes.

Interest expense increased from the three months ended June 30, 2023 to the three months ended June 30, 2024 due to an increase in the GAAP financing balance outstanding resulting from the assumption of financing through the WMC acquisition in December 2023 along with the issuance of securitized debt and Senior Unsecured Notes during the period and an increase in financing arrangements. Additionally, there was an increase in the weighted average financing rate. The following table presents a summary of the weighted average financing balance and the weighted average financing rate on our GAAP investment portfolio for the three months ended June 30, 2024 and 2023 ($ in millions).

	Three Months Ended
	June 30, 2024	June 30, 2023	Increase/(Decrease)
Weighted average GAAP financing balance	$6,419	$4,469	$1,950
Weighted average financing rate on our GAAP investment portfolio	5.20%	4.42%	0.78%

Net interest component of interest rate swaps

Net interest component of interest rate swaps represents the net interest income received or expense paid on our interest rate swaps.

We recorded income on the net interest component of interest rate swaps during the three months ended June 30, 2024 and 2023 as a result of our swap portfolio being in a net receive position. Interest income increased from the three months ended June 30, 2023 to the three months ended June 30, 2024 primarily as a result of an increase in the portfolio coupled with an increase in the net weighted average receive rate during the three months ended June 30, 2024 compared with the three months ended June 30, 2023. The following table presents a summary of our interest rate swap portfolio as of June 30, 2024 and 2023 ($ in millions).

	June 30, 2024	June 30, 2023	Increase/(Decrease)
Interest rate swap notional value	$818	$607	$211
Weighted average receive-variable rate	5.33%	5.09%	0.24%
Weighted average pay-fix rate	3.95%	3.75%	0.20%
Net weighted average (pay)/receive rate	1.38%	1.34%	0.04%

Net realized gain/(loss)

The following table presents a summary of Net realized gain/(loss) for the three months ended June 30, 2024 and 2023 (in thousands). The realized gain during the three months ended June 30, 2024 was primarily driven by gains on the sale of certain Non-Agency RMBS.

	Three Months Ended
	June 30, 2024	June 30, 2023
Sales of residential mortgage loans and loans transferred to or sold from Other assets	$151	$(446)
Sales of real estate securities	1,879	—
Settlement of derivatives and other instruments	(67)	2,390
Total Net realized gain/(loss)	$1,963	$1,944

Net unrealized gain/(loss)

The following table presents a summary of Net unrealized gain/(loss) for the three months ended June 30, 2024 and 2023 (in thousands). During the three months ended June 30, 2024, there were unrealized losses on our residential mortgage loan, Legacy WMC CMBS, and interest rate swap portfolios, as well as unrealized losses from the reversal of previous unrealized gains on Non-Agency RMBS sold during the period. Unrealized losses were offset by unrealized gains on securitized debt.

	Three Months Ended
	June 30, 2024	June 30, 2023
Residential mortgage loans	$(8,747)	$(18,096)
Commercial loans	139	—
Real estate securities	(4,698)	(3,825)
Securitized debt	6,071	12,195
Derivatives	(1,991)	9,520
Total Net unrealized gain/(loss)	$(9,226)	$(206)

Management fee to affiliate

Our management fee is based upon a percentage of our Stockholders’ Equity. See the "Contractual obligations" section of this Item 2 for further detail on the calculation of our management fee and for the definition of Stockholders’ Equity. In connection with the WMC acquisition, we and our Manager entered into the MITT Management Agreement Amendment pursuant to which the base management fee will be reduced by $0.6 million for the first four quarters following the transaction closing, beginning with the fiscal quarter in which the transaction closing occurs (i.e., resulting in an aggregate $2.4 million waiver of base management fees). During the three months ended June 30, 2024, the base management fee was reduced by $0.6 million. This was offset by an increase in stockholders' equity as calculated pursuant to the management agreement as a result of the WMC acquisition.

Non-investment related expenses

Non-investment related expenses are primarily comprised of professional fees, directors’ and officers’ ("D&O") insurance, directors’ compensation, and certain non-investment related expenses reimbursable to our Manager or its affiliates. We are required to reimburse our Manager or its affiliates for operating expenses incurred by our Manager or its affiliates on our behalf, including certain compensation expenses and other expenses relating to legal, accounting, and other services. Refer to the "Contractual obligations" section below for more detail on certain expenses reimbursable to our Manager or its affiliates. The following table presents a summary of our non-investment related expenses for the three months ended June 30, 2024 and 2023 (in thousands).

	Three Months Ended
	June 30, 2024	June 30, 2023
Affiliate reimbursement (1)	$1,636	$1,400
Professional Fees	225	510
D&O insurance	334	273
Directors' compensation	326	177
Other	225	214
Total Non-investment related expenses	$2,746	$2,574
(1)For the three months ended June 30, 2024, the Manager agreed to waive its right to receive expense reimbursements of $0.3 million pursuant to the MITT Management Agreement Amendment executed in connection with the Merger. Of the $1.3 million expense reimbursement waiver agreed upon in connection with the Merger, $0.5 million remains outstanding as of June 30, 2024.

Investment related expenses

Investment related expenses are primarily comprised of servicing fees, asset management fees, trustee fees, and certain investment related expenses reimbursable to the Manager or its affiliates. We are required to reimburse our Manager or its affiliates for operating expenses incurred by our Manager or its affiliates on our behalf associated with our investment portfolio. The following table presents a summary of our investment related expenses for the three months ended June 30, 2024 and 2023 (in thousands).

	Three Months Ended
	June 30, 2024	June 30, 2023
Affiliate reimbursement	$87	$110
Servicing fees (1)	1,903	995
Residential mortgage loan asset management fees	719	654
Trustee and bank fees	530	367
Other	252	106
Total Investment related expenses	$3,491	$2,232
(1)The WMC acquisition in December 2023 resulted in an increase in our residential mortgage loan portfolio of $1.1 billion of unpaid principal balance, which contributed to an increase in servicing fees and other residential loan related expenses.

Transaction related expenses

Historically, transaction related expenses have included expenses primarily associated with purchasing and securitizing residential mortgage loans as well as certain other transaction and performance related fees associated with assets we invest in. Transaction related expenses increased from the three months ended June 30, 2023 to the three months ended June 30, 2024 primarily due to more upfront expenses associated with securitizations, offset by the release of a previously accrued deal related reserve.

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

	Three Months Ended
	June 30, 2024	June 30, 2023
MATT Non-QM Securities (1)	$(828)	$349
Land Related Financing	—	402
Re/Non-Performing Securities	211	(281)
AG Arc (2)	1,528	(32)
Equity in earnings/(loss) from affiliates	$911	$438
(1)For the three months ended June 30, 2024, the earnings/(loss) generated from our investment in MATT Non-QM Securities consisted of interest income of $0.8 million and net unrealized losses of $(1.6) million. For the three months ended June 30, 2023, the earnings/(loss) generated from our investment in MATT Non-QM Securities consisted of net interest income of $0.9 million, net unrealized losses of $(0.5) million, and other expenses of $(0.1) million.
(2)Refer to the table below for additional detail on the earnings/(loss) generated from our investment in AG Arc.

The below table further disaggregates our "Equity in earnings/(loss) from affiliates" line item on our consolidated statements of operations (in thousands).

	Three Months Ended
	June 30, 2024	June 30, 2023
Interest income	$1,050	$1,753
Interest expense	72	249
Total Net Interest Income	978	1,504

Net unrealized gain/(loss)	(1,548)	(879)

After-tax earnings/(loss) at AG Arc (1)	278	309
Net unrealized gain/(loss) on investment in AG Arc (2)	1,655	—
Elimination of gains on loans sold to MITT (3)	(405)	(341)
Total AG Arc Earnings/(Loss)	1,528	(32)

Other operating expenses	47	155

Equity in earnings/(loss) from affiliates	$911	$438
(1)The earnings/(loss) at AG Arc during the three months ended June 30, 2024 were primarily the result of $0.6 million related to changes in the fair value of the MSR portfolio held by Arc Home, offset by $(0.3) million of losses related to Arc Home's lending and servicing operations. The earnings/(loss) at AG Arc during the three months ended June 30, 2023 were primarily the result of $0.4 million related to changes in the fair value of the MSR portfolio held by Arc Home, offset by $(0.1) million of losses related to Arc Home's lending and servicing operations.
(2)During the three months ended June 30, 2024, the valuation multiple of AG Arc increased from 0.89x of book value as of March 31, 2024 to 0.94x of book as of June 30, 2024.
(3)The earnings recognized by AG Arc do not include our portion of gains recorded by Arc Home in connection with the sale of residential mortgage loans to us. Refer to Note 10 to the "Notes to Consolidated Financial Statements (unaudited)" for more information on this accounting policy.

Six Months Ended June 30, 2024 compared to the Six Months Ended June 30, 2023

The table below presents certain information from our consolidated statements of operations for the six months ended June 30, 2024 and 2023 (in thousands).

	Six Months Ended
	June 30, 2024	June 30, 2023	Increase/(Decrease)
Statement of Operations Data:
Net Interest Income
Interest income	$195,387	$118,591	$76,796
Interest expense	161,827	95,617	66,210
Total Net Interest Income	33,560	22,974	10,586

Other Income/(Loss)
Net interest component of interest rate swaps	4,267	2,804	1,463
Net realized gain/(loss)	860	2,044	(1,184)
Net unrealized gain/(loss)	788	8,511	(7,723)
Total Other Income/(Loss)	5,915	13,359	(7,444)

Expenses
Management fee to affiliate	3,494	4,136	(642)
Non-investment related expenses	5,860	5,394	466
Investment related expenses	6,774	4,558	2,216
Transaction related expenses	1,480	2,103	(623)
Total Expenses	17,608	16,191	1,417

Income/(loss) before equity in earnings/(loss) from affiliates	21,867	20,142	1,725

Equity in earnings/(loss) from affiliates	2,948	454	2,494
Net Income/(Loss)	24,815	20,596	4,219

Dividends on preferred stock	(9,172)	(9,172)	—

Net Income/(Loss) Available to Common Stockholders	$15,643	$11,424	$4,219

Interest income

Interest income increased from the six months ended June 30, 2023 to the six months ended June 30, 2024 primarily as a result of an increased investment portfolio resulting from the WMC acquisition in December 2023 along with purchases of residential mortgage loans and Agency RMBS during the period and an increase in the weighted average yield of our investment portfolio. The following table presents a summary of the weighted average amortized cost of and the weighted average yield on our GAAP investment portfolio for the six months ended June 30, 2024 and 2023 ($ in millions).

	Six Months Ended
	June 30, 2024	June 30, 2023	Increase/(Decrease)
Weighted average amortized cost of our GAAP investment portfolio	$6,631	$4,770	$1,861
Weighted average yield on our GAAP investment portfolio	5.89%	4.97%	0.92%

Interest expense

Interest expense increased from the six months ended June 30, 2023 to the six months ended June 30, 2024 due to an increase in the GAAP financing balance outstanding resulting from the assumption of financing through the WMC acquisition in December 2023 along with the issuance of securitized debt and Senior Unsecured Notes during the period and an increase in our financing arrangements. Additionally, there was an increase in the weighted average financing rate. The following table presents a summary of the weighted average financing balance and the weighted average financing rate on our GAAP investment portfolio for the six months ended June 30, 2024 and 2023 ($ in millions).

	Six Months Ended
	June 30, 2024	June 30, 2023	Increase/(Decrease)
Weighted average GAAP financing balance	$6,220	$4,379	$1,841
Weighted average financing rate on our GAAP investment portfolio	5.20%	4.37%	0.83%

Net interest component of interest rate swaps

We recorded income on the net interest component of interest rate swaps during the six months ended June 30, 2024 and 2023 as a result of our swap portfolio being in a net receive position. Interest income increased from the six months ended June 30, 2023 to the six months ended June 30, 2024 primarily as a result of an increase in the portfolio coupled with an increase in the net weighted average receive rate during the six months ended June 30, 2024 compared with the six months ended June 30, 2023. The following table presents a summary of our interest rate swap portfolio as of June 30, 2024 and 2023 ($ in millions).

	June 30, 2024	June 30, 2023	Increase/(Decrease)
Interest rate swap notional value	$818	$607	$211
Weighted average receive-variable rate	5.33%	5.09%	0.24%
Weighted average pay-fix rate	3.95%	3.75%	0.20%
Net weighted average (pay)/receive rate	1.38%	1.34%	0.04%

Net realized gain/(loss)

The following table presents a summary of Net realized gain/(loss) for the six months ended June 30, 2024 and 2023 (in thousands). The realized gain during the six months ended June 30, 2024 was primarily driven by gains on the sale of certain Non-Agency RMBS offset by losses from unwinding pay-fix, receive-variable interest rate swaps which were held at unrealized losses.

	Six Months Ended
	June 30, 2024	June 30, 2023
Sales of residential mortgage loans and loans transferred to or sold from Other assets	$199	$(10,348)
Sales of real estate securities	2,727	—
Settlement of derivatives and other instruments	(2,066)	12,392
Total Net realized gain/(loss)	$860	$2,044

Net unrealized gain/(loss)

The following table presents a summary of Net unrealized gain/(loss) for the six months ended June 30, 2024 and 2023 (in thousands). During the six months ended June 30, 2024, there were unrealized gains on residential mortgage loans and interest rate swaps offset by unrealized losses on our Legacy WMC CMBS portfolio and securitized debt.

	Six Months Ended
	June 30, 2024	June 30, 2023
Residential mortgage loans	$14,332	$79,105
Commercial loans	250	—
Real estate securities	(4,814)	302
Securitized debt	(16,358)	(60,447)
Derivatives	7,378	(10,449)
Total Net unrealized gain/(loss)	$788	$8,511

Management fee to affiliate

Our management fee is based upon a percentage of our Stockholders’ Equity. See the "Contractual obligations" section of this Item 2 for further detail on the calculation of our management fee and for the definition of Stockholders’ Equity. During the six months ended June 30, 2024, the base management fee was reduced by $1.2 million in connection with the WMC acquisition. This was offset by an increase in stockholders' equity as calculated pursuant to the management agreement as a result of the WMC acquisition.

Non-investment related expenses

The following table presents a summary of our non-investment related expenses for the six months ended June 30, 2024 and 2023 (in thousands).

	Six Months Ended
	June 30, 2024	June 30, 2023
Affiliate reimbursement (1)	$3,300	$2,800
Professional Fees	772	1,062
D&O insurance	668	545
Directors' compensation	644	353
Other	476	634
Total Non-investment related expenses	$5,860	$5,394
(1)For the six months ended June 30, 2024, the Manager agreed to waive its right to receive expense reimbursements of $0.6 million pursuant to the MITT Management Agreement Amendment executed in connection with the Merger. Of the $1.3 million expense reimbursement waiver agreed upon in connection with the Merger, $0.5 million remains outstanding as of June 30, 2024.

Investment related expenses

The following table presents a summary of our investment related expenses for the six months ended June 30, 2024 and 2023 (in thousands).

	Six Months Ended
	June 30, 2024	June 30, 2023
Affiliate reimbursement	$201	$212
Servicing fees (1)	3,774	2,045
Residential mortgage loan asset management fees	1,334	1,289
Trustee and bank fees	1,046	742
Other	419	270
Total Investment related expenses	$6,774	$4,558
(1)The WMC acquisition in December 2023 resulted in an increase in our residential mortgage loan portfolio of $1.1 billion of unpaid principal balance, which contributed to an increase in servicing fees and other residential loan related expenses.

Transaction related expenses

Transaction related expenses decreased from the six months ended June 30, 2023 to the six months ended June 30, 2024 primarily due to less upfront expenses associated with securitizations, coupled with the release of a previously accrued deal related reserve.

Equity in earnings/(loss) from affiliates

The below tables summarize the components of the "Equity in earnings/(loss) from affiliates" line item on our consolidated statements of operations (in thousands).

	Six Months Ended
	June 30, 2024	June 30, 2023
MATT Non-QM Securities (1)	$1,377	$1,974
Land Related Financing (2)	—	741
Re/Non-Performing Securities	316	(89)
AG Arc (3)	1,255	(2,172)
Equity in earnings/(loss) from affiliates	$2,948	$454

(1)For the six months ended June 30, 2024, the earnings/(loss) generated from our investment in MATT Non-QM Securities consisted of interest income of $1.6 million, net unrealized losses of $(0.1) million, and other expenses of $(0.1) million. For the six months ended June 30, 2023, the earnings/(loss) generated from our investment in MATT Non-QM Securities consisted of net interest income of $1.8 million, net unrealized gains of $0.3 million, and other expenses of $(0.1) million.
(2)Decrease in Land Related Financing as assets held within LOTS paid off in full during 2023.
(3)Refer to the table below for additional detail on the earnings/(loss) generated from our investment in AG Arc.

The below table further disaggregates our "Equity in earnings/(loss) from affiliates" line item on our consolidated statements of operations (in thousands).

	Six Months Ended
	June 30, 2024	June 30, 2023
Interest income	$2,131	$3,513
Interest expense	144	513
Total Net Interest Income	1,987	3,000

Net unrealized gain/(loss)	(178)	(85)

After-tax earnings/(loss) at AG Arc (1)	162	(2,006)
Net unrealized gain/(loss) on investment in AG Arc (2)	1,699	175
Elimination of gains on loans sold to MITT (3)	(606)	(341)
Total AG Arc Earnings/(Loss)	1,255	(2,172)

Other operating expenses	116	289

Equity in earnings/(loss) from affiliates	$2,948	$454
(1)The earnings/(loss) at AG Arc during the six months ended June 30, 2024 were primarily the result of $0.7 million related to changes in the fair value of the MSR portfolio held by Arc Home, offset by $(0.5) million of losses related to Arc Home's lending and servicing operations. The earnings/(loss) at AG Arc during the six months ended June 30, 2023 were primarily the result of $(1.2) million related to changes in the fair value of the MSR portfolio held by Arc Home, along with $(0.8) million of losses related to Arc Home's lending and servicing operations.
(2)During the six months ended June 30, 2024, the valuation multiple of AG Arc increased from 0.89x of book value as of December 31, 2023 to 0.94x of book as of June 30, 2024.
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

We define EAD, a non-GAAP financial measure, as Net Income/(loss) available to common stockholders excluding (i) (a) unrealized gains/(losses) on loans, real estate securities, derivatives and other investments, inclusive of our investment in AG Arc, and (b) net realized gains/(losses) on the sale or termination of such instruments, (ii) any transaction related expenses incurred in connection with the acquisition, disposition, or securitization of our investments as well as transaction related expenses incurred in connection with the WMC acquisition, (iii) accrued deal-related performance fees payable to third party operators to the extent the primary component of the accrual relates to items that are excluded from EAD, such as unrealized and realized gains/(losses), (iv) realized and unrealized changes in the fair value of Arc Home's net mortgage servicing rights and the derivatives intended to offset changes in the fair value of those net mortgage servicing rights, (v) deferred taxes recognized at our taxable REIT subsidiaries, if any, (vi) any bargain purchase gains recognized, and (vii) certain other nonrecurring gains or losses.

Items (i) through (vii) above include any amount related to those items held in affiliated entities. Transaction related expenses referenced in (ii) above are primarily comprised of costs incurred prior to or at the time of executing our securitizations and acquiring or disposing of residential mortgage loans. These costs are nonrecurring and may include underwriting fees, legal fees, diligence fees, and other similar transaction related expenses. Recurring expenses, such as servicing fees, custodial fees, trustee fees and other similar ongoing fees are not excluded from earnings available for distribution. Management considers the transaction related expenses to be similar to realized losses incurred at the acquisition, disposition, or securitization of an asset and does not view them as being part of its core operations. Management views the exclusion described in (iv) above to be consistent with how it calculates EAD on the remainder of its portfolio. Management excludes all deferred taxes because it believes deferred taxes are not representative of current operations. EAD includes the net interest income and other income earned on our investments on a yield adjusted basis, including TBA dollar roll income/(loss) or any other investment activity that may earn or pay net interest or its economic equivalent.

A reconciliation of "Net Income/(loss) available to common stockholders" to EAD for the three and six months ended June 30, 2024 and 2023 is set forth below (in thousands, except per share data).

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net Income/(loss) available to common stockholders	$(661)	$3,470	$15,643	$11,424
Add (Deduct):
Net realized (gain)/loss	(1,963)	(1,944)	(860)	(2,044)
Net unrealized (gain)/loss	9,226	206	(788)	(8,511)
Transaction related expenses and deal related performance fees (1)	503	452	1,526	2,252
Equity in (earnings)/loss from affiliates	(911)	(438)	(2,948)	(454)
EAD from equity method investments (2)(3)	82	(94)	(172)	(433)
Earnings available for distribution	$6,276	$1,652	$12,401	$2,234

Earnings available for distribution, per Diluted Share	$0.21	$0.08	$0.42	$0.11
(1)For the three months ended June 30, 2024 and 2023, total transaction related expenses and deal related performance fees included $0.5 million and $0.4 million, respectively, recorded within the "Transaction related expenses" line item and $22 thousand and $0.1 million, respectively, recorded within the "Interest expense" line item, which relates to the amortization of deferred financing costs. For the six months ended June 30, 2024 and 2023, total transaction related expenses and deal related performance fees included $1.5 million and $2.1 million, respectively, recorded within the "Transaction related expenses" line item and $46 thousand and $0.2 million, respectively, recorded within the "Interest expense" line item, which relates to the amortization of deferred financing costs.
(2)For the three months ended June 30, 2024 and 2023, $0.7 million or $0.02 per share and $1.4 million or $0.07 per share, respectively; and for the six months ended June 30, 2024 and 2023, $1.6 million or $0.05 per share and $0.8 million or $0.04 per share, respectively, of realized and unrealized changes in the fair value of Arc Home's net mortgage servicing rights and corresponding derivatives, and other asset impairments were excluded from EAD, net of deferred tax expense or benefit. Additionally, for the three months ended June 30, 2024 and 2023, $1.7 million or $0.06 per share and $0.0 million or $0.00 per share, respectively; and for the six months ended June 30, 2024 and 2023, $1.7 million or $0.06 per share and $0.2 million or $0.01 per share, respectively, of unrealized changes in the fair value of our investment in Arc Home were excluded from EAD.
(3)EAD recognized by AG Arc does not include our portion of gains recorded by Arc Home in connection with the sale of residential mortgage loans to us. For the three months ended June 30, 2024 and 2023, we eliminated $0.4 million or $0.01 per share and $0.3 million or $0.02 per share, respectively, of intra-entity profits recognized by Arc Home, and also decreased the cost basis of the underlying loans we purchased by the same amount. For the six months ended June 30, 2024 and 2023, we eliminated $0.6 million or $0.02 per share and $0.3 million or $0.02 per share, respectively, of intra-entity profits recognized by Arc Home, and also decreased the cost basis of the underlying loans we purchased by the same amount. Refer to Note 10 to the "Notes to Consolidated Financial Statements (unaudited)" for more information on this accounting policy.

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

Net interest margin and leverage ratio

Net interest margin and leverage ratio are metrics that management believes should be considered when evaluating the performance of our investment portfolio. Net interest margin provides investors visibility into our profitability of interest income versus interest expense including the net effect of our interest rate swaps for insight into earnings available for distribution.

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

Investment portfolio

The following tables present a summary of our Investment Portfolio, inclusive of net interest margin and leverage ratios, as of June 30, 2024 and a reconciliation of these metrics on our Investment Portfolio to their respective metrics on our GAAP Investment Portfolio ($ in thousands).

	June 30, 2024
	Investment			Securitized Debt			Cost of Funds (b)	Allocated Equity (c)	Net Interest Margin
Instrument	Amortized Cost	Fair Value	Yield (a)	Amortized Cost	Fair Value	Financing Arrangements				Leverage Ratio (d)
Residential Investments
Securitized Non-Agency Loans	$5,989,663	$5,618,591	5.70%	$5,299,497	$5,010,811	$330,291	5.26%	$277,489	0.44%	1.0x
Securitized Re/Non-Performing Loans	191,566	173,255	6.19%	116,443	106,378	43,032	4.45%	23,845	1.74%	1.8x
Non-Agency Loans	101,484	102,338	7.16%	—	—	79,705	6.26%	22,633	0.90%	3.5x
Agency-Eligible Loans	196,587	197,004	6.75%	—	—	183,648	6.16%	13,356	0.59%	13.8x
Residential Whole Loans	838	2,121	127.29%	—	—	—	—%	2,121	127.29%	N/A
Non-Agency RMBS	92,383	93,814	13.97%	—	—	47,679	5.85%	46,135	8.12%	1.0x
Total Residential Investments	6,572,521	6,187,123	5.94%	5,415,940	5,117,189	684,355	5.28%	385,579	0.66%	1.6x

Agency RMBS	565,443	564,523	5.97%	—	—	485,898	4.44%	78,625	1.53%	6.1x

Legacy WMC Commercial Investments (e)
Commercial Loans	66,407	66,753	10.27%	—	—	47,222	8.35%	19,531	1.92%	2.4x
CMBS (f)	58,590	52,570	19.69%	—	—	21,889	7.10%	30,681	12.59%	0.7x
Total Legacy WMC Commercial Investments	124,997	119,323	14.42%	—	—	69,111	7.95%	50,212	6.47%	1.4x

Other Securities	1,077	1,208	21.06%	—	—	—	—%	1,208	21.06%	N/A
Total Investment Portfolio	$7,264,038	$6,872,177	6.09%	$5,415,940	$5,117,189	$1,239,364	5.25%	$515,624	0.84%	2.3x
Cash and Cash Equivalents (g)								120,912	5.20%
Interest Rate Swaps (h)								24,120	1.38%
Arc Home								34,954
Convertible Senior Unsecured Notes								(78,849)	(8.42)%
Senior Unsecured Notes								(95,380)	(10.61)%
Non-Interest Earning Assets, net								12,121
Total Stockholders' Equity								$533,502		2.5x

	Investment			Securitized Debt			Cost of Funds (b)	Allocated Equity (c)	Net Interest Margin
	Amortized Cost	Fair Value	Yield (a)	Amortized Cost	Fair Value	Financing Arrangements				Leverage Ratio (d)
Total Investment Portfolio	$7,264,038	$6,872,177	6.09%	$5,415,940	$5,117,189	$1,239,364	5.25%	$515,624	0.84%	2.3x
Investments in Debt and Equity of Affiliates	16,986	22,186	31.54%	—	—	3,559	7.98%	18,627	23.56%	(i)
GAAP Investment Portfolio	$7,247,052	$6,849,991	6.01%	$5,415,940	$5,117,189	$1,235,805	5.25%	$496,997	0.76%	12.2x
(a)Excludes any net TBA positions.
(b)Includes the cost (interest expense) or benefit (interest income) from our interest rate swap hedges. The benefit of hedging as of June 30, 2024 was 0.17%.
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
(f)As of June 30, 2024, there are Legacy WMC CMBS with an unpaid principal balance of $15.5 million and a fair value of $0.8 million which are on non-accrual status.
(g)Cash and cash equivalents may include a portion of cash invested in money market funds. The yield represents the interest earned on money market funds as of period end.
(h)Interest rate swaps represents the sum of the net fair value of interest rate swaps and the margin posted on interest rate swaps as of period end. Yield on interest rate swaps represents the weighted average net receive/(pay) rate as of period end. The impact of the net interest component of interest rate swaps on the cost of funds is included within the respective investment portfolio asset line items.
(i)Refer to the "Financing activities" section below for an aggregate breakout of leverage.

The following table presents a reconciliation of our Investment Portfolio to our GAAP Investment Portfolio as of June 30, 2024 and December 31, 2023 ($ in thousands).

	June 30, 2024							December 31, 2023
Instrument	Current Face	Amortized Cost	Unrealized Mark-to-Market	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Yield	Weighted Average Life (Years) (3)	Fair Value (1)
Residential Investments
Residential Mortgage Loans
Securitized Non-Agency Loans (4)	$6,004,579	$5,989,663	$(371,072)	$5,618,591	5.44%	5.70%	9.01	$5,175,169
Securitized Re- and Non-Performing Loans	207,193	191,566	(18,311)	173,255	4.00%	6.19%	5.74	183,112
Non-Agency Loans	100,139	101,484	854	102,338	8.26%	7.16%	3.28	94,516
Agency-Eligible Loans	194,047	196,587	417	197,004	7.21%	6.75%	4.72	220,709
Re- and Non-Performing Loans	2,271	838	1,283	2,121	N/A	127.29%	1.53	2,406
Total Residential Mortgage Loans	6,508,229	6,480,138	(386,829)	6,093,309	5.49%	5.82%	8.69	5,675,912
Non-Agency RMBS
GCAT Non-Agency RMBS (5)
GCAT Non-Agency Securities	43,794	41,727	(7,115)	34,612	4.68%	6.08%	8.92	32,542
GCAT Non-Agency RMBS Interest Only (6)	N/A	2,362	1,865	4,227	0.54%	34.55%	4.62	4,991
MATT Non-QM Securities (6)	4,497	9,692	5,248	14,940	0.63%	39.70%	3.33	15,257
Re/Non-Performing Securities (6)	5,516	7,294	(48)	7,246	0.98%	14.71%	0.41	7,569
Total GCAT Non-Agency RMBS	53,807	61,075	(50)	61,025	1.32%	17.31%	3.95	60,359
Non-Agency Securities	35,912	30,820	1,453	32,273	5.72%	7.43%	11.16	51,006
Non-Agency RMBS Interest Only (6)	N/A	488	28	516	0.33%	27.70%	5.96	1,083
Total Non-Agency RMBS	89,719	92,383	1,431	93,814	1.61%	13.97%	4.63	112,448
Total Residential Investments	6,597,948	6,572,521	(385,398)	6,187,123	5.28%	5.94%	8.37	5,788,360

Agency RMBS
30 Year Fixed Rate	540,198	543,816	(1,146)	542,670	5.89%	5.78%	8.36	—
Agency RMBS Interest Only (6)	N/A	21,627	226	21,853	4.02%	10.73%	6.75	15,694
Total Agency RMBS	540,198	565,443	(920)	564,523	5.57%	5.97%	8.08	15,694

Legacy WMC Commercial Investments (7)
Commercial Loans	67,204	66,407	346	66,753	9.26%	10.27%	1.01	66,303
CMBS (8)	103,399	58,590	(6,020)	52,570	5.79%	19.69%	2.20	56,349
Total Legacy WMC Commercial Investments	170,603	124,997	(5,674)	119,323	7.16%	14.42%	1.73	122,652

Other Securities (9)	N/A	1,077	131	1,208	N/A	21.06%	7.19	1,156

Total: Investment Portfolio	$7,308,749	$7,264,038	$(391,861)	$6,872,177	5.35%	6.09%	8.20	$5,927,862
Less: Investments in Debt and Equity of Affiliates
Non-Agency RMBS	$10,013	$16,986	$5,200	$22,186	0.69%	31.54%	3.08	$22,826
Total: GAAP Investment Portfolio	$7,298,736	$7,247,052	$(397,061)	$6,849,991	5.46%	6.01%	8.42	$5,905,036
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
(6)Interest Only have no principal balances and bear interest based on a notional value. The notional value is used solely to determine interest distributions on the interest only classes of securities. The GCAT Non-Agency RMBS Interest Only, MATT Non-QM Securities, Re/Non-Performing Securities, Non-Agency RMBS Interest Only, and Agency RMBS Interest Only line items include interest only classes with notional values of $89.2 million, $287.7 million, $22.4 million, $56.5 million, and $112.3 million, respectively.
(7)We expect to either hold the Legacy WMC Commercial Investments until maturity or opportunistically exit these investments.

(8)As of June 30, 2024, there are Legacy WMC CMBS with an unpaid principal balance of $15.5 million and a fair value of $0.8 million which are on non-accrual status.
(9)Other securities include residual interests in asset-backed securities which have no principal balance.

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

	June 30, 2024
	Unpaid Principal Balance	Fair Value
Securitized residential mortgage loans in Non-Agency VIEs	$6,004,579	$5,618,591
Securitized debt in Non-Agency VIEs (1)	5,441,843	5,010,811
Other assets (2)	N/A	2,372
Retained Certificates from Non-Agency VIEs (3)(4)(5)(6)		$610,152

Retained interests in Non-Agency VIEs	Current Face	Fair Value
Senior Bonds	$43,560	$43,600
Mezzanine Bonds	23,348	21,440
Subordinate Bonds	497,345	361,068
Interest Only / Excess Servicing Bonds (1)(7)	N/A	184,044
Retained Certificates from Non-Agency VIEs (3)(4)(5)(6)		$610,152
Financing arrangements on retained Certificates from Non-Agency VIEs		330,291
Retained Certificates from Non-Agency VIEs, net of financing arrangements		$279,861
(1)Interest Only have no principal balances and bear interest based on a notional value. The notional value is used solely to determine interest distributions on the interest only classes of securities. As of June 30, 2024, the Securitized debt in Non-Agency VIEs line item includes interest only classes with notional values of $621.6 million. As of June 30, 2024, the notional values of Interest Only / Excess Servicing Bonds was $11.7 billion.
(2)Represents the fair value of real estate owned within Non-Agency VIEs. We record real estate owned at the lower of cost or fair value less estimated costs to sell. As of June 30, 2024, we recorded real estate owned within our Non-Agency VIEs at $2.4 million.
(3)Maximum loss exposure from our involvement with VIEs pertains to the fair value of the Certificates retained from the VIEs. We have no obligation to provide any other explicit or implicit support to the securitization trusts.
(4)As of June 30, 2024, our equity at risk included bonds with a fair value of $404.3 million held in order to comply with Risk Retention Rules. We are generally required to hold the Required Credit Risk until the later of (i) the fifth anniversary of the securitization closing date and (ii) the date on which the aggregate unpaid principal balance of the mortgage loans has been reduced to 25% of the aggregate unpaid principal balance of the mortgage loans as of the securitization closing date, but no longer than the seventh anniversary of the closing date.
(5)As of June 30, 2024, a portion of our equity at risk included bonds exposed to the first loss of the securitization with a fair value of $117.6 million.
(6)Excludes net other asset/(liabilities) held within the VIEs of $7.3 million as of June 30, 2024.
(7)As the sponsor and depositor of each securitization, we may purchase all of the outstanding Certificates (an "Optional Redemption") following the earlier of (1) an applicable anniversary date (typically two or three years) of the respective securitization or (2) the date at which the unpaid principal balance of the applicable collateral has declined below a certain percentage (typically 10% to 30%) of the principal balance originally contributed to the securitization. As of June 30, 2024, there were three securitizations with an unpaid principal balance of $0.4 billion that met the criteria for an Optional Redemption.

Securitized residential mortgage loans and Residential mortgage loans

The following table presents information regarding the original LTV and Current FICO scores of our residential mortgage loans as of June 30, 2024 (in thousands).

	Unpaid Principal Balance		Weighted Average (1)(2)
June 30, 2024		Loan Count (1)	Original LTV Ratio (3)	Current FICO (4)
Securitized residential mortgage loans
Non-Agency Loans	$6,004,579	14,765	67.35%	747
Re- and Non-Performing Loans	207,193	1,410	79.85%	656
Total Securitized residential mortgage loans	$6,211,772	16,175	67.77%	744
Residential mortgage loans
Non-Agency Loans	$100,139	191	74.39%	719
Agency-Eligible Loans	194,047	494	72.96%	774
Re- and Non-Performing Loans (1)	2,271	N/A	N/A	N/A
Total Residential mortgage loans	$296,457	685	73.45%	756
Total as of June 30, 2024	$6,508,229	16,860	68.03%	745
(1)Loan count and weighted average excludes the Re- and Non-Performing Loans subcategory of Residential mortgage loans above as there may be limited data available regarding the underlying collateral of these residual positions.
(2)Amounts are weighted based on unpaid principal balance.
(3)Represents the original LTV or, for Re- and Non-Performing Loans and Non-Agency Loans acquired from WMC, the LTV at acquisition.
(4)Weighted average current FICO excludes borrowers where FICO scores were not available. Data is based on the latest available information, which is primarily as of May 31, 2024.

See Note 3 to the "Notes to Consolidated Financial Statements (unaudited)" for additional information on credit quality and a breakout of geographic concentration of credit risk within loans we include in the "Securitized residential mortgage loans, at fair value" and "Residential mortgage loans, at fair value" line items on our consolidated balance sheets.

Legacy WMC Commercial loans

See Note 3 to the "Notes to Consolidated Financial Statements (unaudited)" for information on the geographic concentration, collateral characteristics, LTV, and maturities of the loans we include in the "Commercial loans, at fair value" line item on our consolidated balance sheets.

Non-Agency RMBS and Legacy WMC CMBS & Other Securities

The following table presents the fair value of our Non-Agency RMBS and Legacy WMC CMBS and Other Securities by credit rating as of June 30, 2024 (in thousands).

		Legacy WMC
Credit Rating (1)	Non-Agency RMBS	CMBS	Other Securities
AAA	$15,823	$—	$—
AA	1,924	—	—
A	4,458	—	—
BBB	9,284	4,700	—
BB	12,297	—	—
B	7,657	20,639	—
Below B	—	11,984	—
Not Rated	42,371	15,247	1,208
Total: Non-Agency RMBS	$93,814	$52,570	$1,208
Less: Investments in Debt and Equity of Affiliates	$22,186	$—	$—
Total: GAAP Basis	$71,628	$52,570	$1,208
(1)Represents the minimum rating for rated assets of S&P, Moody's, Morningstar, and Fitch credit ratings, stated in terms of the S&P equivalent.

The following table presents certain characteristics of our Non-Agency RMBS and Legacy WMC CMBS portfolio as of June 30, 2024 (in thousands).

Instrument	Current Face	Fair Value	Weighted Average Life (Years) (1)
Non-Agency RMBS
Non-QM Loans (2)	$54,013	$58,557	4.27
Re- and Non-Performing Loans (2)	5,516	7,246	0.41
Prime (2)	28,190	25,828	7.82
Credit Risk Transfer	2,000	2,183	5.67
Total Non-Agency RMBS	$89,719	$93,814	4.63

Legacy WMC CMBS
Single-Asset/Single-Borrower - Fixed Rate	$53,900	$23,462	2.65
Single-Asset/Single-Borrower - Floating Rate	34,450	19,069	1.34
Conduit - Fixed Rate	15,049	10,039	2.53
Total Legacy WMC CMBS	$103,399	$52,570	2.20
(1)Weighted average life is based on projected life. Typically, actual maturities are shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.
(2)The current face on our Non-Agency RMBS excludes interest only classes which have no principal balances and bear interest based on a notional value. The notional value is used solely to determine interest distributions on the interest only classes of securities. As of June 30, 2024, the notional value of interest only classes included in the Non-QM Loans, Re-and Non-Performing Loans, and Prime line items was $376.9 million, $22.4 million, and $56.5 million, respectively.

The following table presents the geographic concentration of the underlying collateral for our Non-Agency RMBS and Legacy WMC CMBS portfolios as of June 30, 2024 ($ in thousands).

Non-Agency RMBS			Legacy WMC CMBS
Geographic Location	Concentration	Fair Value	Geographic Location	Concentration	Fair Value
California	41.3%	$38,731	California	38.1%	$20,038
New York	14.4%	13,530	Bahamas	27.5%	14,456
Florida	7.0%	6,555	Minnesota	11.0%	5,781
Texas	4.1%	3,880	Texas	5.4%	2,843
New Jersey	3.0%	2,816	New York	2.9%	1,514
Other	30.2%	28,302	Other	15.1%	7,938
Total	100.0%	$93,814	Total	100.0%	$52,570

Agency RMBS

Although our investment activities primarily include acquiring and securitizing newly-originated residential mortgage loans, from time to time we invest excess liquidity into Agency RMBS. The following table presents the fair value and the Constant Prepayment Rate ("CPR") experienced on our Agency RMBS portfolio as of June 30, 2024 ($ in thousands).

	Fair Value	CPR (1)
30 Year Fixed Rate	$542,670	7.4%
Agency RMBS Interest Only	21,853	3.6%
Total/Weighted Average	$564,523	7.1%
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

Repurchase agreements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a "haircut." The size of the haircut reflects the perceived risk associated with the pledged asset. Haircuts may change as our financing arrangements mature or roll and are sensitive to governmental regulations. Interest rates for our financing arrangements are determined based on prevailing rates (typically a spread over a base rate) corresponding to the terms of the borrowings, and interest is paid on a monthly basis or, for shorter term arrangements, at the end of the term. Repurchase agreements typically have a term of up to one year for loans and a term of 30 to 90 days for securities. Repurchase agreements are generally mark-to-market with respect to margin calls and recourse to us. We had outstanding financing arrangements with six and seven counterparties as of June 30, 2024 and December 31, 2023, respectively.

Our financing arrangements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each financing arrangement, typical supplemental terms include requirements of minimum equity and liquidity, leverage ratios, and performance triggers. In addition, some of the financing arrangements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that we fail to comply with the covenants contained in these financing arrangements or are otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the associated agreement. As of June 30, 2024, we are in compliance with all of our financial covenants.

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

On May 15, 2024, we issued $65.0 million principal amount of 9.500% senior notes due 2029.

See Note 6 to the "Notes to Consolidated Financial Statements (unaudited)" for additional information on the Senior Unsecured Notes.

Recourse and non-recourse financing

The below table provides detail on the breakout between recourse and non-recourse financing as of June 30, 2024 and December 31, 2023 (in thousands).

	June 30, 2024	December 31, 2023
Recourse financing - Financing arrangements, including those in Investments in Debt and Equity of Affiliates	$1,182,805	$708,225
Recourse Financing - Legacy WMC Convertible Notes	78,849	85,266
Recourse Financing - Senior Unsecured Notes	95,380	—
Non-recourse financing - Securitized debt, at fair value	5,117,189	4,711,623
Non-recourse financing - Financing arrangements	56,559	62,972
Total Financing	6,530,782	5,568,086

Less:
Recourse financing - Financing arrangements included in Investments in Debt and Equity of Affiliates	3,559	3,605
Total Financing in Investments in Debt and Equity of Affiliates	3,559	3,605

Total Financing: GAAP Basis	$6,527,223	$5,564,481

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

We define GAAP leverage as the sum of (1) GAAP Securitized debt, at fair value, (2) GAAP Financing arrangements, net of any restricted cash posted on such financing arrangements, (3) Legacy WMC Convertible Notes, (4) Senior Unsecured Notes, and (5) the amount payable on purchases that have not yet settled less the financing remaining on sales that have not yet settled. We define Economic Leverage, a non-GAAP metric, as the sum of: (i) our GAAP leverage, exclusive of any fully non-recourse financing arrangements, (ii) financing arrangements held through affiliated entities, net of any restricted cash posted on such financing arrangements, exclusive of any financing utilized through AG Arc, inclusive of any adjustment related to unsettled trades as described in (5) in the previous sentence, and exclusive of any non-recourse financing arrangements and (iii) our net TBA position (at cost), if any.

The calculations in the tables below divide GAAP leverage and Economic Leverage by our GAAP stockholders’ equity to derive our leverage ratios. The following tables present a reconciliation of our Economic Leverage ratio to GAAP Leverage ($ in thousands).

June 30, 2024	Leverage	Stockholders’ Equity	Leverage Ratio
Securitized debt, at fair value	$5,117,189
GAAP Financing arrangements	1,235,805
Convertible senior unsecured notes	78,849
Senior Unsecured Notes	95,380
Restricted cash posted on financing arrangements	(3,369)
GAAP Leverage	$6,523,854	$533,502	12.2x
Financing arrangements through affiliated entities	3,559
Non-recourse financing arrangements (1)	(5,173,748)
Economic Leverage	$1,353,665	$533,502	2.5x
(1) Non-recourse financing arrangements include securitized debt and other non-recourse financing arrangements.

December 31, 2023	Leverage	Stockholders' Equity	Leverage Ratio
Securitized debt, at fair value	$4,711,623
GAAP Financing arrangements	767,592
Convertible senior unsecured notes	85,266
Restricted cash posted on financing arrangements	(1,696)
GAAP Leverage	$5,562,785	$528,368	10.5x
Financing arrangements through affiliated entities	3,605
Non-recourse financing arrangements (1)	(4,774,595)
Net TBA (receivable)/payable adjustment	(9,163)
Economic Leverage	$782,632	$528,368	1.5x
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

As described above, our distribution requirements are based on taxable income rather than GAAP net income. Differences between taxable income and GAAP net income include (i) unrealized gains and losses associated with investment and derivative portfolios which are marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized or settled, (ii) temporary differences related to amortization of premiums and discounts paid on investments, (iii) the timing and amount of deductions related to stock-based compensation, (iv) temporary differences related to the recognition of realized gains and losses on sold investments and certain terminated derivatives, (v) taxes, and (vi) differences between GAAP income or losses in our TRSs and taxable income resulting from dividend distributions to the REIT from our TRSs. Undistributed taxable income is based on current estimates and is not finalized until we file our annual tax return for that tax year, typically in October of the following year. We did not have any undistributed taxable income as of June 30, 2024.

During the six months ended June 30, 2024, the Company declared common stock dividends of $0.37. During the same period, the Company declared and paid preferred stock dividends on its 8.25% Series A Preferred Stock, 8.00% Series B Preferred Stock, and 8.000% Series C Preferred Stock of $1.03126, $1.00, and $1.00, respectively.

Liquidity and capital resources

Our liquidity determines our ability to meet our cash obligations, including distributions to our stockholders, payment of our expenses, financing our investments and satisfying other general business needs.

Our principal sources of cash consist of borrowings under financing arrangements, principal and interest payments we receive on our investment portfolio, cash generated from our operating results, and proceeds from capital market transactions. We typically use cash to repay principal and interest on our financing arrangements, to purchase loans, real estate securities, and other real estate related assets, to make dividend payments on our capital stock, to repurchase our capital stock, and to fund our operations. We may also generate liquidity when restricted cash that was pledged as collateral for clearing and executing trades, derivatives, and financing arrangements becomes unrestricted when the related collateral requirements are exceeded or at the maturity of the derivative or financing arrangement. Refer to "—Margin requirements" below discussing instances where we may use liquidity to meet margin requirements. At June 30, 2024, we had $180.2 million of liquidity, which consisted of $120.9 million of cash and cash equivalents and $59.3 million of unencumbered Agency RMBS available to support our liquidity needs. Refer to the "Contractual obligations" section of this Item 2 for additional obligations that could impact our liquidity.

Margin requirements

The fair value of our loans and real estate securities fluctuate according to market conditions. When the fair value of the assets pledged as collateral to secure a financing arrangement decreases to the point where the difference between the collateral fair value and the financing arrangement amount is less than the haircut, our lenders may issue a "margin call," which requires us to post additional collateral to the lender in the form of additional assets or cash. Under our repurchase facilities, our lenders have full discretion to determine the fair value of the securities we pledge to them. Our lenders typically value assets based on recent transactions in the market. Lenders also issue margin calls as the published current principal balance factors change on the pool of mortgages underlying the securities pledged as collateral when scheduled and unscheduled paydowns are announced monthly. We experience margin calls in the ordinary course of our business. In seeking to effectively manage the margin requirements established by our lenders, we maintain a position of cash and, when owned, unpledged Agency RMBS. We refer to this position as our "liquidity." The level of liquidity we maintain to meet margin calls is directly affected by our leverage levels, our haircuts and the price changes on our assets. Typically, if interest rates increase or if credit spreads widen, then the prices of our collateral (and our unpledged Agency RMBS that constitute a portion of our liquidity) will decline, we will experience margin calls, and we will need to use our liquidity to meet the margin calls. There can be no assurance that we will maintain sufficient levels of liquidity to meet any margin calls. If our haircuts on existing financing arrangements increase, our liquidity will proportionately decrease. We intend to maintain a level of liquidity in relation to our borrowings that enables us to meet reasonably anticipated margin calls but that also allows us to be substantially invested in the residential mortgage market. We may misjudge the appropriate amount of our liquidity by maintaining excessive liquidity, which would lower our investment returns, or by maintaining insufficient liquidity, which may force us to liquidate assets into potentially unfavorable market conditions and harm our results of operations and financial condition.

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

Cash flows

The below details changes to our cash, cash equivalents, and restricted cash for the six months ended June 30, 2024 and 2023 ($ in thousands).

	Six Months Ended
	June 30, 2024	June 30, 2023	Change
Cash and cash equivalents and restricted cash, Beginning of Period	$125,573	$98,803	$26,770

Net cash provided by (used in) operating activities (1)	25,704	15,093	10,611
Net cash provided by (used in) investing activities (2)	(921,516)	(156,759)	(764,757)
Net cash provided by (used in) financing activities (3)	918,673	148,227	770,446

Net change in cash and cash equivalents and restricted cash	22,861	6,561	16,300
Cash and cash equivalents and restricted cash, End of Period	$148,434	$105,364	$43,070
(1)Cash provided by operating activities is primarily attributable to net interest income less operating expenses for the six months ended June 30, 2024.
(2)Cash used in investing activities for the six months ended June 30, 2024 was primarily attributable to purchases of investments, offset by principal repayments on investments and sales of investments.
(3)Cash provided by financing activities for the six months ended June 30, 2024 was primarily attributable to proceeds from the issuance of securitized debt and our Senior Unsecured Notes, offset by principal repayments on securitized debt, net repayments of financing arrangements, repurchases of the Convertible Senior Unsecured Notes, and dividend payments.

Stock repurchase programs

On August 3, 2022, our Board of Directors authorized a stock repurchase program (the "2022 Repurchase Program") to repurchase up to $15.0 million of our outstanding common stock. The 2022 Repurchase Program does not have an expiration date and permits us to repurchase our shares through various methods, including open market repurchases, privately negotiated block transactions and Rule 10b5-1 plans. We may repurchase shares of our common stock from time to time in compliance with SEC regulations and other legal requirements. The extent to which we repurchase our shares, and the timing, manner, price, and amount of any such repurchases, will depend upon a variety of factors including market conditions and other corporate considerations as determined by management, as well as the limits of the 2022 Repurchase Program and our liquidity and business strategy. The 2022 Repurchase Program does not obligate us to acquire any particular amount of shares and may be modified or discontinued at any time. As of the date of this filing, approximately $1.5 million of common stock remained authorized for future share repurchases under the 2022 Repurchase Program. See Note 11 in the "Notes to Consolidated Financial Statements (unaudited)" for additional details on the shares repurchased under the 2022 Repurchase Program during the three and six months ended June 30, 2024 and 2023.

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

Equity distribution agreements

On May 5, 2017, we entered into an equity distribution agreement with each of Credit Suisse Securities (USA) LLC and JMP Securities LLC (collectively, the "Sales Agents"), which we refer to as the "Equity Distribution Agreements," pursuant to which we may sell up to $100.0 million aggregate offering price of shares of our common stock from time to time through the Sales Agents, under the Securities Act of 1933. We did not issue any shares of common stock under the Equity Distribution Agreements during the three and six months ended June 30, 2024. Since inception of the program, we have issued approximately 2.2 million shares of common stock under the Equity Distribution Agreements for gross proceeds of $48.3 million.

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

Management fee

The management fee is calculated and payable quarterly in arrears in an amount equal to 1.50% of our Stockholders’ Equity, per annum. For purposes of calculating the management fee, "Stockholders’ Equity" means the sum of the net proceeds from any issuances of equity securities (including preferred securities) since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance, and excluding any future equity issuance to the Manager), plus our retained earnings at the end of such quarter (without taking into account any non-cash equity compensation expense or other non-cash items described below incurred in current or prior periods), less any amount that we pay for repurchases of our common stock, excluding any unrealized gains, losses or other non-cash items that have impacted stockholders’ equity as reported in our financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP, and certain other non-cash charges after discussions between the Manager and our independent directors and after approval by a majority of our independent directors. Stockholders’ Equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders’ equity shown on our financial statements. The below table details the management fees incurred during the three and six months ended June 30, 2024 and 2023 (in thousands).

	Three Months Ended		Six Months Ended
Consolidated statements of operations line item:	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Management fee to affiliate (1)	$1,753	$2,061	$3,494	$4,136
(1)For the three and six months ended June 30, 2024, the Manager agreed to waive its right to receive management fees of $0.6 million and $1.2 million, respectively, pursuant to the MITT Management Agreement Amendment executed in connection with the Merger. Of the $2.4 million management fee waiver agreed upon in connection with the Merger, $0.6 million remains outstanding as of June 30, 2024.

As of June 30, 2024 and December 31, 2023, we have recorded management fees payable of $1.7 million and $1.5 million, respectively. The management fee payable is included within the "Due to affiliates" line item within the "Other liabilities" line item on the consolidated balance sheets.

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

During the three and six months ended June 30, 2024 and 2023, we did not incur any incentive fee expense.

Termination fee

Upon the occurrence of (i) our termination of the management agreement without cause or (ii) the Manager’s termination of the management agreement upon a breach by the Company of any material term of the management agreement, the Manager will be entitled to a termination fee equal to three times the average annual management fee during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter. As of June 30, 2024 and December 31, 2023, no event of termination of the management agreement had occurred.

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

The below table details the expense reimbursement incurred during the three and six months ended June 30, 2024 and 2023 (in thousands).

	Three Months Ended		Six Months Ended
Consolidated statements of operations line item:	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Non-investment related expenses (1)	$1,636	$1,400	$3,300	$2,800
Investment related expenses	87	110	201	212
Transaction related expenses	306	318	374	381
Expense reimbursements to Manager or its affiliates	$2,029	$1,828	$3,875	$3,393
(1)For the three and six months ended June 30, 2024, the Manager agreed to waive its right to receive expense reimbursements of $0.3 million and $0.6 million, respectively, pursuant to the MITT Management Agreement Amendment executed in connection with the Merger. Of the $1.3 million expense reimbursement waiver agreed upon in connection with the Merger, $0.5 million remains outstanding as of June 30, 2024.

As of June 30, 2024 and December 31, 2023, we recorded a reimbursement payable to our Manager or its affiliates of $2.9 million and $1.5 million, respectively The reimbursement payable to the Manager or its affiliates is included within the "Due to affiliates" line item within the "Other liabilities" line item on the consolidated balance sheets.

Share-based compensation

The AG Mortgage Investment Trust, Inc. 2020 Equity Incentive Plan, which became effective on April 15, 2020 following the approval of our stockholders at our 2020 annual meeting of stockholders, provides for a maximum of 666,666 shares of common stock that may be issued under the plan. The maximum number of shares of common stock granted during a single fiscal year to any non-employee director, taken together with any cash fees paid to such non-employee director during any fiscal year, shall not exceed $300,000 in total value (calculating the value of any such awards based on the grant date fair value). As of June 30, 2024, 426,456 shares of common stock remained available to be awarded under the 2020 Equity Incentive Plan.

Since inception of the 2020 Equity Incentive Plan and through June 30, 2024, we have granted an aggregate of 213,208 shares of restricted common stock to our independent directors under our 2020 Equity Incentive Plan, all of which have vested.

On December 6, 2023, in connection with the WMC acquisition, we granted an aggregate 25,962 restricted stock units to the two independent directors added to our Board of Directors who previously served on WMC's board of directors. Through June 30, 2024, the two independent directors have also been granted an aggregate of 1,040 dividend equivalent units. These restricted stock units and associated dividend equivalent units vested in full on June 23, 2024, and will be settled in shares of our common stock upon each independent director's separation from service with our Board of Directors.

The AG Mortgage Investment Trust, Inc. 2021 Manager Equity Incentive Plan (the "2021 Manager Plan"), which became effective on April 7, 2021 following the approval of our stockholders at our 2021 annual meeting of stockholders, provides for a maximum of 573,425 shares of common stock that may be subject to awards thereunder to our Manager. As of June 30, 2024, there were no shares or awards issued under the 2021 Manager Plan. Following the execution of the Third Amendment to our management agreement in November 2021 related to the incentive fee, our compensation committee no longer expects to continue its historical practice of making periodic equity grants to the Manager pursuant to the 2021 Manager Plan.

Unfunded commitments

See Note 12 of the "Notes to Consolidated Financial Statements (unaudited)" for detail on our commitments as of June 30, 2024.

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

We record TBA purchases and sales on the trade date and present the purchase or receipt net of the corresponding payable or receivable until the settlement date of the transaction. Refer to Note 7 to the "Notes to Consolidated Financial Statements (unaudited)" for additional detail on TBAs as of June 30, 2024, if applicable.

For additional information on our commitments as of June 30, 2024, refer to Note 12 of the "Notes to Consolidated Financial Statements (unaudited)." We do not expect these commitments, taken as a whole, to be significant to, or to have a material impact on, our overall liquidity or capital resources or our operations.

Critical accounting policies and estimates

We prepare our consolidated financial statements in conformity with GAAP, which requires the use of estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of income and expenses during the reporting period. These estimates are based, in part, on our judgment and assumptions regarding various economic conditions that we believe are reasonable based on facts and circumstances existing at the time of reporting. We believe that the estimates, judgments and assumptions utilized in the preparation of our consolidated financial statements are prudent and reasonable. Although our estimates contemplate conditions as of June 30, 2024 and how we expect them to change in the future, it is reasonably possible that actual conditions could be different than anticipated in arriving at those estimates, which could materially affect reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the periods presented.

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

The following chart details information about our duration gap as of June 30, 2024.

Duration (1)(2)	Years
Agency RMBS	0.68
Agency Hedges	(1.20)
Agency RMBS subtotal	(0.52)

Securitized Residential Mortgage Loans	2.86
Real Estate Securities and Legacy WMC Commercial Loans	0.10
Hedges on securitized products	(0.39)
Securitized products subtotal	2.57

Residential Mortgage Loans (3)	0.68
Hedges on Residential Mortgage Loans	(0.52)
Residential Mortgage Loans subtotal	0.16

Legacy WMC Convertible Notes and Senior Unsecured Notes	(0.20)

Total	2.01
(1)Duration related to financing arrangements is netted within its respective line items.
(2)Duration does not include our investment in AG Arc LLC.
(3)Residential Mortgage Loans are inclusive of forward purchase commitments to acquire Non-Agency Loans and Agency-Eligible Loans as of June 30, 2024.

The following table quantifies the estimated percent change in GAAP equity, the fair value of our assets, and projected net interest income should interest rates go up or down instantaneously by 25, 50, and 75 basis points, assuming (i) the yield curves of the rate shocks will be parallel to each other and the current yield curve and (ii) all other market risk factors remain constant. These estimates were compiled using a combination of third-party services and models, market data and internal models. All changes in equity, assets, and income are measured as percentage changes from the GAAP equity, assets, and projected net interest income from our base interest rate scenario. The base interest rate scenario assumes spot and forward interest rates existing as of June 30, 2024. Actual results could differ materially from these estimates.

Agency RMBS and Agency-Eligible Loan assumptions attempt to predict default and prepayment activity at projected interest rate levels. To the extent that these estimates or other assumptions do not hold true, actual results will likely differ materially from projections and could result in percentage changes larger or smaller than the estimates in the table below. Moreover, if different models were employed in the analysis, materially different projections could result. In addition, while the table below reflects the estimated impact of interest rate increases and decreases on a static portfolio as of June 30, 2024, our Manager may from time to time sell any of our investments as a part of the overall management of our investment portfolio.

Change in Interest Rates (basis points) (1)	Change in Fair Value as a Percentage of GAAP Equity (2)(3)	Change in Fair Value as a Percentage of Assets (2)(3)	Percentage Change in Projected Net Interest Income (4)
75	(5.7)%	(0.4)%	(0.7)%
50	(3.7)%	(0.3)%	(0.5)%
25	(1.8)%	(0.1)%	(0.2)%
(25)	1.7%	0.1%	(0.1)%
(50)	3.4%	0.3%	(0.8)%
(75)	5.0%	0.4%	(1.7)%
(1)Includes investments held through affiliated entities that are reported as "Investments in debt and equity of affiliates" on our consolidated balance sheet, but excludes AG Arc.
(2)Does not include cash investments, which typically have overnight maturities and are not expected to change in value as interest rates change.
(3)Changes in fair value as a percentage of GAAP equity and assets are inclusive of forward purchase commitments to acquire Non-Agency Loans and Agency-Eligible Loans as of June 30, 2024.
(4)Interest income includes trades settled as of June 30, 2024.

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

Real estate value risk

Residential property values are subject to volatility and may be affected adversely by a number of factors outside of our control, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors), local real estate conditions (such as an oversupply of housing), natural disasters, the effects of climate change (including flooding, drought, and severe weather) and other natural events, construction quality, age and design, demographic factors, and retroactive changes to building or similar codes. Decreases in property values could cause us to suffer losses and reduce the value of the collateral underlying our investment portfolio as well as the potential sale proceeds available to repay our loans in the event of a default. In addition, substantial decreases in property values can increase the rate of strategic defaults by residential mortgage borrowers which can impact and create significant uncertainty in the recovery of principal and interest on our investments.

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

The potential effects of sustained inflation, elevated mortgage rates and the Federal Reserve's monetary policy actions may cause an increase in credit risk of our credit sensitive assets. Any future period of payment deferrals, forbearance, delinquencies, defaults, foreclosures or losses will likely adversely affect our net interest income from residential loans and RMBS investments, the fair value of these assets, our ability to liquidate the collateral that may underlie these investments and obtain additional financing and the future profitability of our investments. Further, in the event of delinquencies, defaults and foreclosure, regulatory changes and policies designed to protect borrowers and renters may slow or prevent us from taking remediation actions.

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2024. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

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

4.11
Second Supplemental Indenture, dated May 15, 2024, between AG Mortgage Investment Trust, Inc. and U.S. Bank Trust Company, National Association, as Trustee, incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form 8-A12B, filed with the Securities and Exchange Commission on May 15, 2024.

4.12
Form of 9.500% Senior Notes Due 2029 of AG Mortgage Investment Trust, Inc. (attached as Exhibit A to the First Supplemental Indenture, incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form 8-A12B, filed with the Securities and Exchange Commission on January 26, 2024).

4.13
Form of 9.500% Senior Notes Due 2029 of AG Mortgage Investment Trust, Inc. (attached as Exhibit A to the Second Supplemental Indenture, incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form 8-A12B, filed with the Securities and Exchange Commission on May 15, 2024).

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

AG MORTGAGE INVESTMENT TRUST, INC.

August 6, 2024	By:	/s/ THOMAS J. DURKIN
Thomas J. Durkin
Chief Executive Officer and President (principal executive officer)

August 6, 2024	By:	/s/ ANTHONY W. ROSSIELLO
Anthony W. Rossiello
Chief Financial Officer (principal financial officer and principal accounting officer)