Form 10-Q
period 2024-09-30
AG Mortgage Investment Trust, Inc.
filed 2024-11-06
CIK 1514281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________

FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Yes   ☐     No   ☒
As of October 31, 2024, there were 29,509,801 outstanding shares of common stock of AG Mortgage Investment Trust, Inc.

AG MORTGAGE INVESTMENT TRUST, INC.

PART I

ITEM 1. FINANCIAL STATEMENTS

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands, except per share data)

	September 30, 2024	December 31, 2023
Assets
Securitized residential mortgage loans, at fair value - $727,794 and $645,876 pledged as collateral, respectively (1)	$6,226,698	$5,358,281
Residential mortgage loans, at fair value - $259,552 and $315,225 pledged as collateral, respectively	265,047	317,631
Commercial loans, at fair value - $66,875 and $66,303 pledged as collateral, respectively	66,875	66,303
Real estate securities, at fair value - $175,170 and $155,115 pledged as collateral, respectively	197,558	162,821
Investments in debt and equity of affiliates	48,596	55,103
Cash and cash equivalents	102,532	111,534
Restricted cash	11,686	14,039
Other assets	41,083	40,716
Total Assets	$6,960,075	$6,126,428

Liabilities
Securitized debt, at fair value (1)	$5,497,552	$4,711,623
Financing arrangements	789,499	767,592
Senior unsecured notes	95,548	—
Convertible senior unsecured notes	—	85,266
Dividend payable	5,604	1,472
Other liabilities (2)	31,787	32,107
Total Liabilities	6,419,990	5,598,060
Commitments and Contingencies (Note 12)
Stockholders’ Equity
Preferred stock - $227,991 aggregate liquidation preference	220,472	220,472
Common stock, par value $0.01 per share; 450,000 shares of common stock authorized and 29,493 and 29,437 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	295	294
Additional paid-in capital	824,239	823,715
Retained earnings/(deficit)	(504,921)	(516,113)
Total Stockholders’ Equity	540,085	528,368

Total Liabilities and Stockholders’ Equity	$6,960,075	$6,126,428
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

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net Interest Income
Interest income	$107,456	$64,211	$302,843	$182,802
Interest expense	92,506	52,692	254,333	148,309
Total Net Interest Income	14,950	11,519	48,510	34,493

Other Income/(Loss)
Net interest component of interest rate swaps	2,180	2,221	6,447	5,025
Net realized gain/(loss)	(10,788)	7,127	(9,928)	9,171
Net unrealized gain/(loss)	19,700	(8,768)	20,488	(257)
Total Other Income/(Loss)	11,092	580	17,007	13,939

Expenses
Management fee to affiliate (1)	1,708	2,054	5,202	6,190
Non-investment related expenses (1)	2,750	2,454	8,610	7,848
Investment related expenses (1)	3,411	2,347	10,185	6,905
Transaction related expenses (1)	684	7,597	2,164	9,700
Total Expenses	8,553	14,452	26,161	30,643

Income/(loss) before equity in earnings/(loss) from affiliates	17,489	(2,353)	39,356	17,789

Equity in earnings/(loss) from affiliates	(849)	188	2,099	642
Net Income/(Loss)	16,640	(2,165)	41,455	18,431

Dividends on preferred stock	(4,716)	(4,586)	(13,888)	(13,758)

Net Income/(Loss) Available to Common Stockholders	$11,924	$(6,751)	$27,567	$4,673

Earnings/(Loss) Per Share of Common Stock
Basic	$0.40	$(0.33)	$0.94	$0.23
Diluted	$0.40	$(0.33)	$0.93	$0.23

Weighted Average Number of Shares of Common Stock Outstanding
Basic	29,493	20,219	29,473	20,508
Diluted	29,520	20,219	29,500	20,508
    (1) Refer to Note 10 for additional details on related party transactions.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands)

For the Three Months Ended September 30, 2024 and September 30, 2023
	Common Stock		Preferred Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)
	Shares	Amount				Total
Balance at July 1, 2024	29,474	$295	$220,472	$824,106	$(511,371)	$533,502
Grant of restricted stock and amortization of equity based compensation	19	—	—	133	—	133
Common dividends declared	—	—	—	—	(5,604)	(5,604)
Preferred dividends declared	—	—	—	—	(4,586)	(4,586)
Net Income/(Loss)	—	—	—	—	16,640	16,640
Balance at September 30, 2024	29,493	$295	$220,472	$824,239	$(504,921)	$540,085

	Common Stock		Preferred Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)
	Shares	Amount				Total
Balance at July 1, 2023	20,205	$202	$220,472	$772,438	$(532,387)	$460,725
Grant of restricted stock	14	—	—	87	—	87
Common dividends declared	—	—	—	—	(3,639)	(3,639)
Preferred dividends declared	—	—	—	—	(4,586)	(4,586)
Net Income/(Loss)	—	—	—	—	(2,165)	(2,165)
Balance at September 30, 2023	20,219	$202	$220,472	$772,525	$(542,777)	$450,422

For the Nine Months Ended September 30, 2024 and September 30, 2023
	Common Stock		Preferred Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)
	Shares	Amount				Total
Balance at January 1, 2024	29,437	$294	$220,472	$823,715	$(516,113)	$528,368
Grant of restricted stock and amortization of equity based compensation	56	1	—	524	—	525
Common dividends declared	—	—	—	—	(16,505)	(16,505)
Preferred dividends declared	—	—	—	—	(13,758)	(13,758)
Net Income/(Loss)	—	—	—	—	41,455	41,455
Balance at September 30, 2024	29,493	$295	$220,472	$824,239	$(504,921)	$540,085

	Common Stock		Preferred Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)
	Shares	Amount				Total
Balance at January 1, 2023	21,284	$212	$220,472	$778,606	$(536,490)	$462,800
Repurchase of common stock	(1,110)	(11)	—	(6,341)	—	(6,352)
Grant of restricted stock	45	1	—	260	—	261
Common dividends declared	—	—	—	—	(10,960)	(10,960)
Preferred dividends declared	—	—	—	—	(13,758)	(13,758)
Net Income/(Loss)	—	—	—	—	18,431	18,431
Balance at September 30, 2023	20,219	$202	$220,472	$772,525	$(542,777)	$450,422

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended
	September 30, 2024	September 30, 2023
Cash Flows from Operating Activities
Net income/(loss)	$41,455	$18,431
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Net amortization of premium/(discount)	8,335	6,684
Net realized (gain)/loss	9,928	(9,171)
Net unrealized (gain)/loss	(20,488)	257
Grant of restricted stock and amortization of equity based compensation	525	261
Equity in (earnings)/loss from affiliates	(2,099)	(642)
Distributions of income from investments in debt and equity of affiliates	1,098	814
Change in operating assets/liabilities:
Other assets	8,172	(2,724)
Other liabilities	(6,742)	4,210
Net cash provided by (used in) operating activities	40,184	18,120

Cash Flows from Investing Activities
Purchases of residential mortgage loans	(1,241,586)	(951,478)
Purchases of real estate securities	(627,495)	(289,557)
Investments in debt and equity of affiliates	—	(4,107)
Proceeds from sales of residential mortgage loans	159,963	310,780
Proceeds from sales of real estate securities	586,094	149,556
Principal repayments on residential mortgage loans	475,300	260,367
Principal repayments on real estate securities	19,981	11,163
Principal funding on residential mortgage loans	(171)	—
Distributions received in excess of income from investments in debt and equity of affiliates	8,472	16,466
Net settlement of interest rate swaps and other instruments	(23,854)	21,346
Net settlement of TBAs	24	(65)
Cash flows provided by other investing activities	5,383	3,939
Net cash provided by (used in) investing activities	(637,889)	(471,590)

Cash Flows from Financing Activities
Repurchase of common stock	—	(6,352)
Net borrowings under (repayments of) financing arrangements	31,545	(55,274)
Principal repayments on fixed-rate long-term financing arrangements	(8,379)	—
Proceeds from issuance of senior unsecured notes	95,217	—
Repurchases of convertible senior unsecured notes	(7,059)	—
Principal repayments of convertible senior unsecured notes	(79,120)	—
Deferred financing costs paid	(142)	(9)
Proceeds from issuance of securitized debt	1,020,319	878,298
Principal repayments on securitized debt	(439,900)	(288,783)
Net collateral received from (paid to) derivative counterparty	—	(9,026)
Dividends paid on common stock	(12,373)	(11,167)
Dividends paid on preferred stock	(13,758)	(13,758)
Net cash provided by (used in) financing activities	586,350	493,929

	Nine Months Ended
	September 30, 2024	September 30, 2023

Net change in cash and cash equivalents and restricted cash	(11,355)	40,459
Cash and cash equivalents and restricted cash, Beginning of Period	125,573	98,803
Cash and cash equivalents and restricted cash, End of Period	$114,218	$139,262

Supplemental disclosure of cash flow information:
Cash paid for interest on financing arrangements and securitized debt	$230,581	$133,716
Cash paid for income taxes	$141	$225

Supplemental disclosure of non-cash financing and investing activities:
Transfer from residential mortgage loans to securitized residential mortgage loans	$1,104,188	$968,545
Common stock dividends declared but not paid	$5,604	$3,639
Transfer from residential mortgage loans to other assets	$3,568	$3,108

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	September 30, 2024	September 30, 2023
Cash and cash equivalents	$102,532	$118,735
Restricted cash	11,686	20,527
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$114,218	$139,262

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2024

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

The Company’s assets, excluding its ownership in Arc Home, include Residential Investments, Agency RMBS and Legacy WMC Commercial Investments. Currently, its Residential Investments primarily consist of newly originated Non-Agency Loans, Agency-Eligible Loans, and Home Equity Loans. The Company may invest in other types of residential mortgage loans and other mortgage related assets. The Company also invests in Residential Investments through its unconsolidated ownership interests in affiliates which are included in the "Investments in debt and equity of affiliates" line item on its consolidated balance sheets.

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

Home Equity Loans(1)
•Home Equity Loans are revolving lines of credit or closed-end loans secured primarily by a second lien on a residential mortgaged property which provide borrowers access to the equity in their home without the need to pay off their existing mortgage. Home Equity Loans that are structured as revolving lines of credit generally have an initial draw period of 3 to 5 years, and after the initial draw period ends, the loans generally convert to 15- or 25-year amortizing loans.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2024
(1)These investments are included in the "Securitized residential mortgage loans, at fair value" or "Residential mortgage loans, at fair value" line items on the consolidated balance sheets.
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
September 30, 2024
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
September 30, 2024
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

Under the acquisition method of accounting, merger-related transaction costs (such as advisory, legal, valuation, and other professional fees) are not included as components of consideration transferred but are expensed in the periods in which the costs are incurred. The Company incurred transaction costs of $4.9 million and $1.1 million during the third and fourth quarters of 2023, respectively, which were included in the "Transaction related expenses" line item in the consolidated statements of operations.

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

Unaudited Supplemental Pro Forma Financial Information

The following table presents unaudited pro forma combined interest income and net income/(loss) available to common stockholders for the nine months ended September 30, 2023 prepared as if the Merger had been consummated on January 1, 2022 (in thousands).

Nine months ended September 30, 2023
Interest income	$239,249
Net Income/(Loss) Available to Common Stockholders	(4,481)

The unaudited supplemental pro forma financial information for the nine months ended September 30, 2023 includes adjustments to reflect the deconsolidation of certain variable interest entities ("VIE") held by WMC, as well as adjustments to management fees and certain other expenses. In addition, for the year ended December 31, 2022, the pro-forma financial information includes adjustments related to any bargain purchase gain and transaction related expenses. The unaudited supplemental pro forma financial information does not include any anticipated expense synergies or other anticipated benefits of the Merger and, accordingly, the unaudited supplemental pro forma financial information is not necessarily indicative of either future results of operations or results that might have been achieved had the Merger occurred on January 1, 2022.

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
September 30, 2024
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
September 30, 2024
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

Recent accounting pronouncements

Debt with conversion and other options

In August 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-06, "Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging- Contracts in Entity's Own Equity (Subtopic 815-40)." The amendments in this update affect entities that issue convertible instruments and/or contracts in an entity's own equity. For convertible instruments, the instruments primarily affected are those issued with beneficial conversion features or cash conversion features because the accounting models for those specific features are removed. This ASU is effective for the year ended December 31, 2024. The Company's adoption of ASU 2020-06 during the nine months ended September 30, 2024 did not have a material impact on the consolidated financial statements.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2024
3. Loans

Residential mortgage loans

The tables below detail information regarding the Company’s residential mortgage loan portfolio as of September 30, 2024 and December 31, 2023 ($ in thousands). The gross unrealized gains/(losses) in the table below represent inception to date gains/(losses) since acquisition.

	Unpaid Principal Balance			Gross Unrealized			Weighted Average
September 30, 2024		Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield (1)	Life (Years) (2)
Securitized residential mortgage loans, at fair value (3)
Non-Agency Loans (4)	$6,242,559	$(6,609)	$6,235,950	$74,835	$(258,620)	$6,052,165	5.60%	5.60%	8.77
Re- and Non-Performing Loans	202,824	(14,682)	188,142	—	(13,609)	174,533	3.95%	6.10%	5.71
Total Securitized residential mortgage loans, at fair value	$6,445,383	$(21,291)	$6,424,092	$74,835	$(272,229)	$6,226,698	5.55%	5.62%	8.67

Residential mortgage loans, at fair value
Agency-Eligible Loans	$109,219	$2,448	$111,667	$1,154	$—	$112,821	7.58%	6.76%	3.73
Home Equity Loans (5)	130,652	4,620	135,272	1,582	—	136,854	10.72%	9.62%	4.25
Non-Agency Loans	14,018	(248)	13,770	133	(498)	13,405	7.57%	4.52%	3.61
Re- and Non-Performing Loans	2,094	(1,234)	860	1,107	—	1,967	N/A	111.21%	1.46
Total Residential mortgage loans, at fair value	$255,983	$5,586	$261,569	$3,976	$(498)	$265,047	9.19%	8.46%	3.97

Total as of September 30, 2024	$6,701,366	$(15,705)	$6,685,661	$78,811	$(272,727)	$6,491,745	5.69%	5.73%	8.49

	Unpaid Principal Balance			Gross Unrealized			Weighted Average
December 31, 2023		Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield (1)	Life (Years) (2)
Securitized residential mortgage loans, at fair value (3)
Non-Agency Loans (4)	$5,599,960	$(32,250)	$5,567,710	$29,603	$(422,144)	$5,175,169	5.19%	5.51%	10.37
Re- and Non-Performing Loans	217,098	(17,465)	199,633	199	(16,720)	183,112	3.88%	6.30%	6.10
Total Securitized residential mortgage loans, at fair value	$5,817,058	$(49,715)	$5,767,343	$29,802	$(438,864)	$5,358,281	5.14%	5.54%	10.21

Residential mortgage loans, at fair value
Agency-Eligible Loans	$212,350	$3,535	$215,885	$4,824	$—	$220,709	7.94%	7.28%	3.37
Non-Agency Loans	92,033	835	92,868	2,222	(574)	94,516	8.10%	7.29%	3.14
Re- and Non-Performing Loans	2,604	(1,630)	974	1,432	—	2,406	N/A	112.97%	1.69
Total Residential mortgage loans, at fair value	$306,987	$2,740	$309,727	$8,478	$(574)	$317,631	7.99%	8.08%	3.29

Total as of December 31, 2023	$6,124,045	$(46,975)	$6,077,070	$38,280	$(439,438)	$5,675,912	5.28%	5.68%	9.86
(1)As of September 30, 2024, the weighted average yields are presented based on the amortized cost of the underlying loans. As of December 31, 2023, the weighted average yields are presented based on the fair value of the underlying loans. The weighted average yield of the Company's securitized residential mortgage loans and residential mortgage loans based on the fair value of the underlying loans as of September 30, 2024 was 5.70% and 8.90%, respectively.
(2)This is based on projected life. Typically, actual maturities are shorter than stated contractual maturities. Maturities are affected by the lives of the underlying mortgage loans, periodic payments of principal, and prepayments of principal.
(3)Refer to the "Variable interest entities" section below for additional details related to the assets and liabilities of VIEs consolidated on the Company's consolidated balance sheets.
(4)Securitized Non-Agency Loans include loans that were considered to be Agency-Eligible prior to the Company's securitization.
(5)Home Equity Loans includes certain loans which were sold subsequent to quarter end. Refer to Note 13 for additional details.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2024
The following tables present information regarding the delinquency status of the Company's residential mortgage loans ($ in thousands).

	Unpaid Principal Balance	Loan Count (1)	Aging by Unpaid Principal Balance (1)(2)
September 30, 2024			Current	30-59 Days	60-89 Days	90+ Days
Securitized residential mortgage loans
Non-Agency Loans	$6,242,559	15,494	$6,071,142	$75,212	$38,362	$57,843
Re- and Non-Performing Loans	202,824	1,374	145,403	16,959	5,948	34,514
Total Securitized residential mortgage loans	$6,445,383	16,868	$6,216,545	$92,171	$44,310	$92,357
Residential mortgage loans
Agency-Eligible Loans	$109,219	235	$109,219	$—	$—	$—
Home Equity Loans	130,652	1,725	130,652	—	—	—
Non-Agency Loans	14,018	25	5,998	1,210	1,297	5,513
Re- and Non-Performing Loans (1)	2,094	N/A	N/A	N/A	N/A	N/A
Total Residential mortgage loans	$255,983	1,985	$245,869	$1,210	$1,297	$5,513
Total as of September 30, 2024	$6,701,366	18,853	$6,462,414	$93,381	$45,607	$97,870

	Unpaid Principal Balance	Loan Count (1)	Aging by Unpaid Principal Balance (1)(2)
December 31, 2023			Current	30-59 Days	60-89 Days	90+ Days
Securitized residential mortgage loans
Non-Agency Loans	$5,599,960	13,460	$5,446,631	$68,242	$30,873	$54,214
Re- and Non-Performing Loans	217,098	1,495	154,632	17,145	4,780	40,541
Total Securitized residential mortgage loans	$5,817,058	14,955	$5,601,263	$85,387	$35,653	$94,755
Residential mortgage loans
Agency-Eligible Loans	$212,350	536	$211,499	$851	$—	$—
Non-Agency Loans	92,033	170	83,582	1,010	615	6,826
Re- and Non-Performing Loans (1)	2,604	N/A	N/A	N/A	N/A	N/A
Total Residential mortgage loans	$306,987	706	$295,081	$1,861	$615	$6,826
Total as of December 31, 2023	$6,124,045	15,661	$5,896,344	$87,248	$36,268	$101,581
(1)Loan count and aging data exclude the Re- and Non-Performing Loans subcategory of Residential mortgage loans above as there may be limited data available regarding the underlying collateral of these residual positions.
(2)As of September 30, 2024, the Company had securitized residential mortgage loans and residential mortgage loans that were 90+ days delinquent with a fair value of $33.9 million and loans in the process of foreclosure with a fair value of $60.5 million. As of December 31, 2023, the Company had securitized residential mortgage loans and residential mortgage loans that were 90+ days delinquent with a fair value of $41.7 million and loans in the process of foreclosure with a fair value of $51.8 million.

As of September 30, 2024 and December 31, 2023, 10.2% and 12.0%, respectively, of the unpaid principal balance of the Company's securitized residential mortgage loans and residential mortgage loans were adjustable rate mortgages.

During the three and nine months ended September 30, 2024 and 2023, the Company purchased residential mortgage loans, as detailed below (in thousands).

	Three Months Ended				Nine Months Ended
	September 30, 2024		September 30, 2023		September 30, 2024		September 30, 2023
	Unpaid Principal Balance	Fair Value (1)	Unpaid Principal Balance	Fair Value (1)	Unpaid Principal Balance	Fair Value (1)	Unpaid Principal Balance	Fair Value (1)
Agency-Eligible Loans	$380,542	$388,733	$418,248	$414,560	$1,054,749	$1,073,436	$473,749	$471,223
Home Equity Loans	131,533	136,206	—	—	131,533	136,206	—	—
Non-Agency Loans	—	—	286,453	291,196	23,506	23,796	468,909	476,674
Total	$512,075	$524,939	$704,701	$705,756	$1,209,788	$1,233,438	$942,658	$947,897
(1)Fair value represents purchase price at acquisition.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2024

For the three and nine months ended September 30, 2024 and 2023, the Company sold residential mortgage loans as detailed below ($ in thousands).

	Three Months Ended				Nine Months Ended
	Number of Loans	Proceeds	Realized Gains	Realized Losses	Number of Loans	Proceeds	Realized Gains	Realized Losses
September 30, 2024
Agency-Eligible Loans	190	$73,614	$356	$(276)	190	$73,614	$356	$(276)
Non-Agency Loans	160	86,349	1,274	(137)	160	86,349	1,274	(137)

September 30, 2023
Agency-Eligible Loans	—	$—	$—	$—	47	$18,474	$69	$(85)
Non-Agency Loans	132	73,778	302	(739)	413	220,558	1,353	(11,884)
Re- and Non-Performing Loans	560	68,693	3,729	(4,068)	560	68,693	3,729	(4,068)
The Company’s residential mortgage loan portfolio consists of mortgage loans on residential real estate located throughout the United States. The following is a summary of the geographic concentration of credit risk as of September 30, 2024 and December 31, 2023 and includes states where the exposure is greater than 5% of the fair value of the Company's residential mortgage loan portfolio.

Geographic Concentration of Credit Risk (1)	September 30, 2024	December 31, 2023
California	35%	38%
New York	11%	13%
Florida	11%	10%
Texas	6%	6%
New Jersey	5%	5%
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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2024

The following table details certain information related to the assets and liabilities of the Non-Agency VIEs as of September 30, 2024 and December 31, 2023 ($ in thousands).

	September 30, 2024			December 31, 2023
	Carrying Value	Weighted Average		Carrying Value	Weighted Average
		Yield (1)	Life (Years) (2)		Yield (1)	Life (Years) (2)
Assets
Securitized residential mortgage loans, at fair value (3)	$6,052,165	5.60%	8.77	$5,175,169	5.51%	10.37
Other assets	29,864			25,105
Total Assets	$6,082,029			$5,200,274

Liabilities
Securitized debt, at fair value (3) (4)	$5,391,483	5.15%	6.47	$4,597,490	4.94%	7.52
Other liabilities	21,345			17,269
Total Liabilities	$5,412,828			$4,614,759

Total Equity (5)	$669,201			$585,515
(1)As of September 30, 2024, the weighted average yields are presented based on the amortized cost of the underlying loans or securities. As of December 31, 2023, the weighted average yields are presented based on the fair value of the underlying loans or securities. The weighted average yield of the Company's securitized residential mortgage loans and securitized debt based on the fair value as of September 30, 2024 was 5.69% and 5.25%, respectively.
(2)This is based on projected life. Typically, actual maturities are shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.
(3)Securitized residential mortgage loans in Non-Agency VIEs include loans that were considered to be Agency-Eligible prior to the Company's securitization.
(4)The holders of the securitized debt have no recourse to the general credit of the Company. The Company has no obligation to provide any other explicit or implicit support to the Non-Agency VIEs.
(5)As of September 30, 2024 and December 31, 2023, the Company had outstanding financing arrangements of $364.6 million and $301.2 million, respectively, collateralized by $661.5 million and $578.8 million of the Company's retained interests in the Non-Agency VIEs, respectively. See Note 6 for more detail regarding the Company's financing arrangements.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2024
The following table details certain information related to the assets and liabilities of the RPL/NPL VIEs as of September 30, 2024 and December 31, 2023 ($ in thousands).

	September 30, 2024			December 31, 2023
	Carrying Value	Weighted Average		Carrying Value	Weighted Average
		Yield (1)	Life (Years) (2)		Yield (1)	Life (Years) (2)
Assets
Securitized residential mortgage loans, at fair value	$174,533	6.10%	5.71	$183,112	6.30%	6.10
Restricted cash	10			10
Other assets	1,958			2,056
Total Assets	$176,501			$185,178

Liabilities
Securitized debt, at fair value (3)	$106,069	3.32%	3.67	$114,133	3.25%	3.77
Other liabilities	306			328
Total Liabilities	$106,375			$114,461

Total Equity (4)	$70,126			$70,717
(1)As of September 30, 2024, the weighted average yields are presented based on the amortized cost of the underlying loans or securities. As of December 31, 2023, the weighted average yields are presented based on the fair value of the underlying loans or securities. The weighted average yield of the Company's securitized residential mortgage loans and securitized debt based on the fair value as of September 30, 2024 was 6.15% and 3.34%, respectively.
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
(4)As of September 30, 2024 and December 31, 2023, the Company had outstanding financing arrangements of $42.7 million and $44.9 million, respectively, collateralized by $66.3 million and $67.1 million of the Company's retained interests in the RPL/NPL VIEs, respectively. See Note 6 for more detail regarding the Company's financing arrangements.

Revolving Mortgage Investment Trust 2015-1QR2

Revolving Mortgage Investment Trust 2015-1QR2 ("RMI 2015 Trust") was acquired in the WMC acquisition and held Non-Agency Loans and real estate owned ("REO"). RMI 2015 Trust issued a trust certificate that was wholly-owned by the Company and represented the entire beneficial interest in Non-Agency Loans and REO held by the trust. The Company consolidated the trust since it met the definition of a VIE and the Company was determined to be the primary beneficiary. The Company classified the underlying Non-Agency Loans and REO owned by the trust in the "Residential mortgage loans, at fair value" and "Other assets" line items on the consolidated balance sheets, respectively, and eliminated the intercompany trust certificate in consolidation.

As of September 30, 2024, there were no residential mortgage loans or REO in the RMI 2015 Trust. As of December 31, 2023, the RMI 2015 Trust held Non-Agency Loans with a fair value of $6.6 million and REO with a carrying value of $3.4 million.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2024
Legacy WMC Commercial loans

The tables below detail information regarding the Company's Legacy WMC Commercial loan portfolio as of September 30, 2024 and December 31, 2023 ($ in thousands). The gross unrealized gains/(losses) in the table below represent inception to date gains/(losses) since acquisition.

September 30, 2024		Premium / (Discount)	Amortized Cost	Gross Unrealized Gains	Fair Value	Weighted Average			Maturity Date (6)	LTV (7)	Location
Loan (1)(2)(3)	Unpaid Principal Balance					Coupon	Yield (4)	Life (Years) (5)
Loan A (8)	$7,259	$(90)	$7,169	$48	$7,217	9.36%	10.32%	0.68	5/6/2025	61.63%	IL, FL
Loan B (8)	13,206	(163)	13,043	88	13,131	9.36%	10.32%	0.68	5/6/2025	75.33%	CA
Loan C (8)	24,535	(304)	24,231	164	24,395	9.36%	10.32%	0.68	5/6/2025	77.22%	NY
Loan D (9)	22,204	(189)	22,015	117	22,132	8.54%	8.23%	0.93	8/6/2025	42.50%	CT
Total	$67,204	$(746)	$66,458	$417	$66,875	9.09%	9.63%	0.76		63.68%

December 31, 2023		Premium / (Discount)	Amortized Cost	Gross Unrealized Gains	Fair Value	Weighted Average			Maturity Date (6)	LTV (7)	Location
Loan (1)(2)(3)	Unpaid Principal Balance					Coupon	Yield (4)	Life (Years) (5)
Loan A (8)	$7,259	$(137)	$7,122	$12	$7,134	9.55%	10.16%	1.44	5/6/2025	61.63%	IL, FL
Loan B (8)	13,206	(249)	12,957	22	12,979	9.55%	10.16%	1.44	5/6/2025	75.33%	CA
Loan C (8)	24,535	(463)	24,072	40	24,112	9.55%	10.16%	1.44	5/6/2025	77.22%	NY
Loan D (9)	22,204	(147)	22,057	21	22,078	8.72%	8.17%	1.69	8/6/2025	42.50%	CT
Total	$67,204	$(996)	$66,208	$95	$66,303	9.27%	9.50%	1.52		63.61%
(1)The Company has the contractual right to receive a balloon payment for each loan.
(2)Each commercial loan investment is a first mortgage loan.
(3)Each commercial loan has a current payment status.
(4)As of September 30, 2024, the weighted average yields are presented based on the amortized cost of the underlying loans. As of December 31, 2023, the weighted average yields are presented based on the fair value of the underlying loans. The weighted average yield of the Company's commercial loans based on the fair value of the underlying loans as of September 30, 2024 was 9.63%.
(5)Actual maturities of commercial loans may be shorter or longer than stated contractual maturities. Maturities are affected by prepayments of principal.
(6)Represents maturity date of the last possible extension option.
(7)Represents the LTV at acquisition. The total LTV on commercial loans is presented based on fair value.
(8)Loans A, B, and C have a floating rate coupon equal to 4.20% plus one-month SOFR and are collateralized by hotels.
(9)Loan D has a floating rate coupon equal to 3.38% plus one-month SOFR and is collateralized by a retail property.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2024
4. Real Estate Securities

The following tables detail the Company’s real estate securities portfolio as of September 30, 2024 and December 31, 2023 ($ in thousands). The gross unrealized gains/(losses) in the tables below represent inception to date unrealized gains/(losses) since acquisition.

	Current Face	Premium / (Discount)	Amortized Cost	Gross Unrealized		Fair Value	Weighted Average
September 30, 2024				Gains	Losses		Coupon (1)	Yield (2)	Life (Years) (3)
Non-Agency RMBS
GCAT Non-Agency RMBS (4)
GCAT Non-Agency Securities	$43,794	$(1,980)	$41,814	$—	$(4,390)	$37,424	4.82%	5.97%	6.93
GCAT Non-Agency RMBS Interest Only (5)	N/A	N/A	2,306	1,163	—	3,469	0.81%	31.54%	3.10
Total GCAT Non-Agency RMBS	43,794	(1,980)	44,120	1,163	(4,390)	40,893	2.82%	7.30%	4.38
Non-Agency Securities	84,641	(5,686)	78,955	2,842	—	81,797	6.16%	6.99%	11.18
Non-Agency RMBS Interest Only (5)	N/A	N/A	873	88	(13)	948	0.50%	36.80%	6.28
Total Non-Agency RMBS	128,435	(7,666)	123,948	4,093	(4,403)	123,638	3.19%	7.31%	6.84

Legacy WMC CMBS (6)	100,896	(42,909)	57,987	1,628	(6,930)	52,685	5.37%	16.93%	2.14

Legacy WMC Other Securities (7)	N/A	N/A	1,026	—	(28)	998	N/A	12.45%	7.80

Agency RMBS Interest Only (5)	N/A	N/A	21,068	235	(1,066)	20,237	4.06%	7.95%	5.70

Total as of September 30, 2024	$229,331	$(50,575)	$204,029	$5,956	$(12,427)	$197,558	3.87%	10.13%	5.66

	Current Face	Premium / (Discount)	Amortized Cost	Gross Unrealized		Fair Value	Weighted Average
December 31, 2023				Gains	Losses		Coupon (1)	Yield (2)	Life (Years) (3)
Non-Agency RMBS
GCAT Non-Agency RMBS (4)
GCAT Non-Agency Securities	$43,794	$(2,281)	$41,513	$—	$(8,971)	$32,542	4.67%	5.99%	10.08
GCAT Non-Agency RMBS Interest Only (5)	N/A	N/A	2,541	2,450	—	4,991	—%	37.74%	5.21
Total GCAT Non-Agency RMBS	43,794	(2,281)	44,054	2,450	(8,971)	37,533	2.20%	10.21%	6.71
Non-Agency Securities	82,390	(33,399)	48,991	2,139	(124)	51,006	4.99%	9.11%	16.21
Non-Agency RMBS Interest Only (5)	N/A	N/A	1,116	1	(34)	1,083	0.35%	16.04%	2.61
Total Non-Agency RMBS	126,184	(35,680)	94,161	4,590	(9,129)	89,622	2.17%	9.66%	7.43

Legacy WMC CMBS	103,458	(46,925)	56,533	546	(730)	56,349	7.39%	21.90%	2.62

Legacy WMC Other Securities (7)	N/A	N/A	1,174	—	(18)	1,156	N/A	18.16%	7.33

Agency RMBS Interest Only (5)	N/A	N/A	16,714	115	(1,135)	15,694	3.74%	10.20%	6.54

Total as of December 31, 2023	$229,642	$(82,605)	$168,582	$5,251	$(11,012)	$162,821	3.54%	14.01%	6.37
(1)Equity residual investments with a zero coupon rate are excluded from this calculation.
(2)As of September 30, 2024, the weighted average yields are presented based on the amortized cost of the underlying securities. As of December 31, 2023, the weighted average yields are presented based on the fair value of the underlying securities. The weighted average yield of the Company's real estate securities based on the fair value of the underlying securities as of September 30, 2024 was 10.42%.
(3)Actual maturities may be shorter or longer than stated contractual maturities. Maturities are affected by prepayments of principal.
(4)GCAT Non-Agency RMBS are securities issued under Gold Creek Asset Trust ("GCAT"), which is the TPG Angelo Gordon securitization shelf under which the Company or private funds under the management of TPG Angelo Gordon securitize loans. Refer to the "Unconsolidated variable interest entities" section below for additional details on these securities.
(5)Interest Only securities have no principal balances and bear interest based on a notional value. The notional value is used solely to determine interest distributions on the interest only classes of securities. As of September 30, 2024, the notional value of the GCAT Non-Agency RMBS Interest Only, Non-Agency RMBS Interest Only and Agency RMBS Interest Only line items were $87.3 million, $81.4 million and $109.7 million, respectively. As of December 31, 2023, the notional value of the GCAT Non-Agency RMBS Interest Only, Non-Agency RMBS Interest Only and Agency RMBS Interest Only line items were $98.3 million, $128.8 million and $92.2 million, respectively.
(6)As of September 30, 2024, there are Legacy WMC CMBS with an unpaid principal balance of $23.5 million and a fair value of $6.3 million which are on non-accrual or cost recovery status.
(7)Legacy WMC Other securities include residual interests in asset-backed securities which have no principal balance.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2024

The following tables summarize the Company's real estate securities according to their projected weighted average life classifications as of September 30, 2024 and December 31, 2023 ($ in thousands).

September 30, 2024	Non-Agency RMBS		Legacy WMC CMBS		Legacy WMC Other Securities		Agency RMBS
Weighted Average Life (1)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than or equal to one year	$—	$—	$14,591	$14,948	$—	$—	$—	$—
Greater than one year and less than or equal to five years	6,200	4,971	38,094	43,039	—	—	660	681
Greater than five years and less than or equal to ten years	74,971	77,950	—	—	998	1,026	19,577	20,387
Greater than ten years	42,467	41,027	—	—	—	—	—	—
Total as of September 30, 2024	$123,638	$123,948	$52,685	$57,987	$998	$1,026	$20,237	$21,068

December 31, 2023	Non-Agency RMBS		Legacy WMC CMBS		Legacy WMC Other Securities		Agency RMBS
Weighted Average Life (1)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than or equal to one year	$—	$—	$15,015	$15,010	$—	$—	$—	$—
Greater than one year and less than or equal to five years	4,631	4,669	41,334	41,523	—	—	697	678
Greater than five years and less than or equal to ten years	38,792	40,539	—	—	1,156	1,174	14,997	16,036
Greater than ten years	46,199	48,953	—	—	—	—	—	—
Total as of December 31, 2023	$89,622	$94,161	$56,349	$56,533	$1,156	$1,174	$15,694	$16,714
(1)This is based on projected life. Typically, actual maturities are shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

The Company sold real estate securities during the three and nine months ended September 30, 2024 and 2023, as detailed below ($ in thousands).

	Three Months Ended				Nine Months Ended
	Number of Securities	Proceeds	Realized Gains	Realized Losses	Number of Securities	Proceeds	Realized Gains	Realized Losses
September 30, 2024
Agency RMBS	6	$543,172	$10,172	$—	6	$543,172	$10,172	$—
Non-Agency RMBS	1	2,215	187	—	14	41,391	3,352	(482)
CMBS	1	1,531	—	(62)	1	1,531	—	(62)
September 30, 2023
Agency RMBS	3	149,143	391	(429)	3	149,143	391	(429)

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2024
During 2023, the Company purchased non-risk retention bonds from Mortgage Acquisition Holding I LLC ("MATH"), an entity the Company invests in alongside private funds under the management of TPG Angelo Gordon. Through its 44.6% investment in MATH, the Company participated in rated Non-QM Loan securitizations issued under the GCAT shelf. As of September 30, 2024 and December 31, 2023, the Company's Non-Agency RMBS includes the non-risk retention bonds from these securitizations acquired from MATH. Upon evaluating its investment in these VIEs, the Company determined it was not the primary beneficiary and, as a result, did not consolidate the securitization trusts sponsored by MATH. The Company has a 57.7% interest in the non-risk retention bonds recorded on its consolidated balance sheets and a 47.0% interest in the risk retention bonds through its investment in MATH which together represent its continuing involvement in the securitization trusts. See Note 10 for additional details on the MATH transaction.

The Company has entered into co-sponsorship agreements with an unrelated third party whereby a wholly owned subsidiary of the Company acted as a sponsor of rated securitizations within the meaning of the U.S. credit risk retention rules while the securitizations were issued under the third party’s securitization shelf. As the co-sponsor, the Company retained an "eligible vertical interest" to comply with risk retention rules which consists of at least 5% of each class of securities issued in the securitizations. The remaining tranches were sold to third parties and certain private funds under the management of TPG Angelo Gordon or retained by the Company. Upon evaluating its investment in the VIEs, the Company determined it was not the primary beneficiary and, as a result, did not consolidate the securitization trusts. The Company's retained tranches, which represent its continuing involvement in the securitization trust, are included in the Non-Agency RMBS line item. The below table details the transactions where the Company has acted as a co-sponsor ($ in thousands).

Date of Securitization	Collateral Type	Unpaid Principal Balance of Collateral (1)	Fair Value Retained (1)
June 20, 2024	Agency-Eligible Loans	$369,183	$18,051
September 19, 2024	Agency-Eligible Loans	360,722	51,047
(1)As of the date of the securitization.

The following table summarizes the Company’s investment in unconsolidated VIEs as of September 30, 2024 and December 31, 2023 (in thousands).

	September 30, 2024		December 31, 2023
	Current Face	Fair Value	Current Face	Fair Value
Retained interest in unconsolidated VIEs
GCAT Non-Agency Securities	$43,794	$37,424	$43,794	$32,542
GCAT Non-Agency RMBS Interest Only (1)	N/A	3,469	N/A	4,991
Non-Agency Securities	69,217	69,497	—	—
Non-Agency RMBS Interest Only (1)	N/A	781	—	—
Total retained interest in unconsolidated VIEs (2) (3)	$113,011	$111,171	$43,794	$37,533
(1)Interest Only securities have no principal balances and bear interest based on a notional value. The notional value is used solely to determine interest distributions on the Interest Only classes of securities. As of September 30, 2024 and December 31, 2023, the notional value of the GCAT Non-Agency RMBS Interest Only line item was $87.3 million and $98.3 million, respectively. As of September 30, 2024, the notional value of the Non-Agency RMBS Interest Only line item was $52.3 million.
(2)Maximum loss exposure from the Company’s involvement with unconsolidated VIEs pertains to the fair value of the securities retained from these VIEs. The Company has no obligation to provide any other explicit or implicit support to the securitization trust.
(3)As of September 30, 2024 and December 31, 2023, the Company held securities exposed to the first loss of the securitization with a fair value of $6.2 million and $4.1 million, respectively.

The following table summarizes information regarding the residential mortgage loans transferred to the Company’s unconsolidated VIEs as of September 30, 2024 and December 31, 2023 ($ in thousands).

Assets transferred to unconsolidated VIEs:	September 30, 2024	December 31, 2023
Total unpaid principal balance of loans outstanding (1)	$1,118,402	$450,366
Weighted average coupon on loans outstanding	6.81%	5.67%
Percent of unpaid principal balance greater than 90 days delinquent (2)	0.87%	1.94%
(1)Represents the total balance of loans as of September 30, 2024 and December 31, 2023 that were contributed to the unconsolidated securitization trusts, inclusive of loans contributed by the Company and loans contributed by other parties.
(2)As of September 30, 2024, 0.68% of loans were 90+ days delinquent or in bankruptcy, 0.11% of loans were REO, and 0.08% of loans were in process of foreclosure. As of December 31, 2023, 0.70% of loans were 90+ days delinquent or in bankruptcy and 1.24% loans were in process of foreclosure.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2024

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2024
The following tables present the Company’s financial instruments measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 (in thousands).

	Fair Value at September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Securitized residential mortgage loans	$—	$—	$6,226,698	$6,226,698
Residential mortgage loans	—	1,967	263,080	265,047
Legacy WMC Commercial Loans	—	—	66,875	66,875
Non-Agency RMBS	—	12,467	111,171	123,638
Legacy WMC CMBS	—	52,049	636	52,685
Legacy WMC Other Securities	—	—	998	998
Agency RMBS	—	20,237	—	20,237
Derivative assets (1)	—	5,192	149	5,341
Cash equivalents (2)	101,676	—	—	101,676
AG Arc (3)	—	—	30,967	30,967
Total Assets Measured at Fair Value	$101,676	$91,912	$6,700,574	$6,894,162

Liabilities:
Securitized debt	$—	$—	$(5,497,552)	$(5,497,552)
Derivative liabilities (1)	—	(2,957)	(25)	(2,982)
Total Liabilities Measured at Fair Value	$—	$(2,957)	$(5,497,577)	$(5,500,534)

	Fair value at December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Securitized residential mortgage loans	$—	$—	$5,358,281	$5,358,281
Residential mortgage loans	—	777	316,854	317,631
Legacy WMC Commercial loans	—	—	66,303	66,303
Non-Agency RMBS	—	52,089	37,533	89,622
Legacy WMC CMBS	—	50,553	5,796	56,349
Legacy WMC Other Securities	—	—	1,156	1,156
Agency RMBS	—	15,694	—	15,694
Derivative assets (1)	—	9,433	1,172	10,605
Cash equivalents (2)	95,749	—	—	95,749
AG Arc (3)	—	—	33,574	33,574
Total Assets Measured at Fair Value	$95,749	$128,546	$5,820,669	$6,044,964

Liabilities:
Securitized debt	$—	$—	$(4,711,623)	$(4,711,623)
Derivative liabilities (1)	—	(7,783)	(7)	(7,790)
Total Liabilities Measured at Fair Value	$—	$(7,783)	$(4,711,630)	$(4,719,413)
(1)As of September 30, 2024, the Company applied a reduction in fair value of $5.2 million and $2.9 million to its interest rate swap assets and liabilities, respectively, related to variation margin with a corresponding increase or decrease in restricted cash. As of December 31, 2023, the Company applied a reduction in fair value of $9.3 million and $7.7 million to its interest rate swap assets and liabilities, respectively, related to variation margin with a corresponding increase or decrease in restricted cash. Derivative assets and liabilities are included in the "Other assets" and "Other liabilities" line items on the consolidated balance sheets, respectively. Refer to Note 7 for more information on the Company's derivatives.
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
September 30, 2024
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

The valuation of the Company’s securities and derivatives may be based upon prices obtained from third-party pricing services or broker quotations. The valuation methodology of the Company’s third-party pricing services incorporates commonly used market pricing methods, including a spread measurement to various indices, which are observable inputs. The evaluation also considers the underlying characteristics of each investment, which are also observable inputs, including: coupon, maturity date, loan age, reset date, collateral type, periodic and life cap, geography, and prepayment speeds. The Company collects and considers current market intelligence on all major markets, including benchmark security evaluations and bid-lists from various sources, when available. As part of the Company’s risk management process, the Company reviews and analyzes all prices obtained by comparing prices to recently completed transactions involving the same or similar investments on or near the reporting date. If, in the opinion of the Manager, one or more prices reported to the Company are not reliable or unavailable, the Manager reviews the fair value based on characteristics of the investment it receives from the issuer and available market information.

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

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the three and nine months ended September 30, 2024 and 2023.

The Company transferred $1.6 million of residential mortgage loans from Level 3 to Level 2 of the fair value hierarchy during the nine months ended September 30, 2024. The Company did not have any transfers between the Levels 2 and 3 of the fair value hierarchy during the three and nine months ended September 30, 2023. Transfers into the Level 3 category of the fair value hierarchy occur due to instruments exhibiting indications of reduced levels of market transparency. Transfers out of the Level 3 category of the fair value hierarchy occur due to instruments exhibiting indications of increased levels of market transparency. Indications of increases or decreases in levels of market transparency include a change in observable transactions or executable quotes involving these instruments or similar instruments. Changes in these indications could impact price transparency, and thereby cause a change in level designations in future periods.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2024
The following tables present additional information about the Company’s assets and liabilities which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value (in thousands).

Three Months Ended September 30, 2024
	Residential Mortgage Loans (1)	Legacy WMC Commercial Loans	Non-Agency RMBS	Legacy WMC CMBS	Legacy WMC Other Securities	Derivative Assets (2)	AG Arc	Securitized Debt	Derivative Liabilities (2)
Beginning balance	$6,092,516	$66,753	$57,392	$727	$1,208	$446	$34,954	$(5,117,189)	$(560)
Transfers (3):
Transfers out of level 3	(1,329)	—	—	—	—	—	—	—	—
Purchases	524,709	—	51,047	—	—	—	—	—	—
Issuances of Securitized Debt	—	—	—	—	—	—	—	(355,794)	—
Capital distributions	—	—	—	—	—	—	(4,561)	—	—
Proceeds from sales or settlements	(159,963)	—	—	—	—	(802)	—	—	460
Principal repayments	(163,020)	—	(524)	—	—	—	—	155,186	—
Principal funding	171	—	—	—	—	—	—	—	—
Included in net income:
Net premium and discount amortization (4)	2,679	50	41	—	(51)	—	—	(7,334)	—
Net realized gain/(loss)	1,144	—	—	—	—	802	—	—	(460)
Net unrealized gain/(loss)	193,094	72	3,215	(91)	(159)	(297)	—	(172,421)	535
Equity in earnings/(loss) from affiliates	—	—	—	—	—	—	574	—	—
Other (5)	(223)	—	—	—	—	—	—	—	—
Ending Balance	$6,489,778	$66,875	$111,171	$636	$998	$149	$30,967	$(5,497,552)	$(25)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of September 30, 2024
Net premium and discount amortization (4)	2,719	50	41	—	(51)	—	—	(7,334)	—
Net unrealized gain/(loss)	194,100	72	3,215	(91)	(159)	146	—	(172,421)	(25)
Equity in earnings/(loss) from affiliates	—	—	—	—	—	—	574	—	—

Three Months Ended September 30, 2023
	Residential Mortgage Loans (1)	Non-Agency RMBS	Derivative assets (2)	AG Arc	Securitized debt	Derivative liabilities (2)
Beginning balance	$4,103,610	$14,667	$926	$37,447	$(3,402,060)	$(1,235)
Purchases	704,680	—	—	—	—	—
Issuances of Securitized Debt	—	—	—	—	(639,653)	—
Capital distributions	—	—	—	(224)	—	—
Proceeds from sales or settlements	(142,471)	—	(1,675)	—	—	1,871
Principal repayments	(89,023)	—	—	—	127,404	—
Included in net income:
Net premium and discount amortization (4)	511	(101)	—	—	(2,999)	—
Net realized gain/(loss)	(895)	—	1,675	—	—	(1,871)
Net unrealized gain/(loss)	(92,367)	(70)	(286)	—	85,793	(423)
Equity in earnings/(loss) from affiliates	—	—	—	(2,020)	—	—
Other (5)	(2,176)	—	—	—	—	—
Ending Balance	$4,481,869	$14,496	$640	$35,203	$(3,831,515)	$(1,658)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of September 30, 2023
Net premium and discount amortization (4)	368	(101)	—	—	(2,999)	—
Net unrealized gain/(loss)	(93,712)	(70)	640	—	85,794	(1,658)
Equity in earnings/(loss) from affiliates	—	—	—	(2,020)	—	—
(1)Includes Securitized residential mortgage loans and Residential mortgage loans.
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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2024

Nine Months Ended September 30, 2024
	Residential Mortgage Loans (1)	Legacy WMC Commercial Loans	Non-Agency RMBS	Legacy WMC CMBS	Legacy WMC Other Securities	Derivative Assets (2)	AG Arc	Securitized Debt	Derivative Liabilities (2)
Beginning balance	$5,675,135	$66,303	$37,533	$5,796	$1,156	$1,172	$33,574	$(4,711,623)	$(7)
Transfers (3):
Transfers out of level 3	(1,629)	—	—	—	—	—	—	—	—
Purchases	1,234,906	—	69,098	—	—	—	—	—	—
Issuances of Securitized Debt	—	—	—	—	—	—	—	(1,014,049)	—
Capital distributions	—	—	—	—	—	—	(5,042)	—	—
Proceeds from sales or settlements	(159,963)	—	—	—	—	(2,530)	—	—	1,217
Principal repayments	(474,879)	—	(524)	—	—	—	—	439,549	—
Principal funding	171	—	—	—	—	—	—	—	—
Included in net income:
Net premium and discount amortization (4)	10,842	250	74	(63)	(148)	—	—	(22,650)	—
Net realized gain/(loss)	1,200	—	—	—	—	2,530	—	—	(1,217)
Net unrealized gain/(loss)	207,574	322	4,990	(5,097)	(10)	(1,023)	—	(188,779)	(18)
Equity in earnings/(loss) from affiliates	—	—	—	—	—	—	2,435	—	—
Other (5)	(3,579)	—	—	—	—	—	—	—	—
Ending Balance	$6,489,778	$66,875	$111,171	$636	$998	$149	$30,967	$(5,497,552)	$(25)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of September 30, 2024
Net premium and discount amortization (4)	11,071	250	74	(63)	(148)	—	—	(22,650)	—
Net unrealized gain/(loss)	208,835	322	4,990	(5,097)	(10)	149	—	(188,779)	(25)
Equity in earnings/(loss) from affiliates	—	—	—	—	—	—	2,435	—	—

Nine Months Ended September 30, 2023
	Residential Mortgage Loans (1)	Non-Agency RMBS	Derivative assets (2)	AG Arc	Securitized debt	Derivative liabilities (2)
Beginning balance	$4,127,843	$14,917	$98	$39,680	$(3,262,352)	$(9)
Purchases	948,164	—	—	—	—	—
Issuances of Securitized Debt	—	—	—	—	(874,407)	—
Capital distributions	—	—	—	(626)	—	—
Proceeds from sales or settlements	(307,725)	—	(4,232)	—	—	2,505
Principal repayments	(260,367)	—	—	—	288,760	—
Included in net income:
Net premium and discount amortization (4)	2,014	(274)	—	—	(8,862)	—
Net realized gain/(loss)	(11,109)	—	4,232	—	—	(2,505)
Net unrealized gain/(loss)	(13,286)	(147)	542	—	25,346	(1,649)
Equity in earnings/(loss) from affiliates	—	—	—	(3,851)	—	—
Other (5)	(3,665)	—	—	—	—	—
Ending Balance	$4,481,869	$14,496	$640	$35,203	$(3,831,515)	$(1,658)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of September 30, 2023
Net premium and discount amortization (4)	1,166	(274)	—	—	(8,862)	—
Net unrealized gain/(loss)	(23,891)	(147)	640	—	27,137	(1,658)
Equity in earnings/(loss) from affiliates	—	—	—	(3,851)	—	—
(1)Includes Securitized residential mortgage loans and Residential mortgage loans.
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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2024

The following table presents a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of investments for which the Company has utilized Level 3 inputs to determine fair value as of September 30, 2024 and December 31, 2023 ($ in thousands).

		September 30, 2024		December 31, 2023
Valuation Technique	Unobservable Input	Fair Value	Range (Weighted Average) (1)	Fair Value	Range (Weighted Average) (1)
Securitized Residential Mortgage Loans
	Yield		5.21% - 10.15% (5.71%)		5.67% - 9.47% (6.23%)
Discounted Cash Flow	Projected Collateral Prepayments	$6,226,698	4.13% - 11.00% (6.26%)	$5,358,281	3.02% - 10.47% (4.72%)
	Projected Collateral Losses		0.02% - 1.95% (0.15%)		0.02% - 1.88% (0.16%)
	Projected Collateral Severities		-13.27% - 26.00% (18.99%)		-13.44% - 26.00% (17.38%)
Residential Mortgage Loans
	Yield		5.81% - 12.55% (7.85%)		6.13% - 18.75% (6.64%)
Discounted Cash Flow	Projected Collateral Prepayments	$263,080	5.71% - 32.75% (20.19%)	$316,854	3.89% - 34.35% (24.88%)
	Projected Collateral Losses		0.00% - 25.16% (1.17%)		0.00% - 12.72% (0.15%)
	Projected Collateral Severities		-25.00% - 55.40% (17.35%)		-38.75% - 44.01% (9.62%)
Legacy WMC Commercial Loans
	Yield		7.64% - 9.44% (8.85%)		8.16% - 10.13% (9.47%)
Discounted Cash Flow	Credit Spread	$66,875	377 bps - 517 bps (471 bps)	$66,303	377 bps - 556 bps (496 bps)
	Recovery Percentage (2)		100.00% - 100.00% (100.00%)		100.00% - 100.00% (100.00%)
	Loan-to-Value		42.50% - 77.22% (63.68%)		42.50% - 77.22% (63.61%)
Non-Agency RMBS
	Yield		5.37% - 35.00% (7.32%)		6.23% - 14.00% (9.70%)
Discounted Cash Flow	Projected Collateral Prepayments	$111,171	4.60% - 12.75% (8.94%)	$37,533	4.55% - 5.26% (4.93%)
	Projected Collateral Losses		0.01% - 0.41% (0.12%)		0.17% - 0.28% (0.25%)
	Projected Collateral Severities		10.00% - 25.00% (19.48%)		10.00% - 10.00% (10.00%)
Legacy WMC CMBS
Consensus Pricing	Offered Quotes	$636	6.06 - 6.06 (6.06)	$5,796	55.20 - 55.20 (55.20)
Legacy WMC Other Securities
Consensus Pricing	Offered Quotes	$998	5,883.06 - 5,883.06 (5,883.06)	$1,156	6,821.32 - 6,821.32 (6,821.32)
Derivative Assets (3)
	Yield		6.04% - 7.34% (6.23%)		6.29% - 8.32% (6.81%)
Discounted Cash Flow	Projected Collateral Prepayments	$149	12.69% - 28.58% (21.61%)	$1,172	18.20% - 33.78% (27.00%)
	Projected Collateral Losses		0.02% - 3.47% (0.88%)		0.00% - 0.82% (0.14%)
	Projected Collateral Severities		10.00% - 10.00% (10.00%)		10.00% - 10.00% (10.00%)
	Pull Through Percentages		60.00% - 100.00% (74.29%)		60.00% - 100.00% (92.21%)
AG Arc
Comparable Multiple	Book Value Multiple	$30,967	0.95x - 0.95x (0.95x)	$33,574	0.89x - 0.89x (0.89x)
Securitized Debt
	Yield		4.43% - 25.00% (5.28%)		4.92% - 15.00% (5.72%)
Discounted Cash Flow	Projected Collateral Prepayments	$(5,497,552)	4.13% - 11.00% (6.22%)	$(4,711,623)	3.02% - 10.47% (4.66%)
	Projected Collateral Losses		0.02% - 0.50% (0.14%)		0.02% - 0.40% (0.15%)
	Projected Collateral Severities		10.00% - 26.00% (19.29%)		3.71% - 26.00% (17.76%)
Derivative Liabilities (3)
	Yield		6.04% - 6.54% (6.06%)		6.47% - 7.00% (6.51%)
Discounted Cash Flow	Projected Collateral Prepayments	$(25)	16.91% - 27.25% (24.09%)	$(7)	27.36% - 34.44% (34.30%)
	Projected Collateral Losses		0.01% - 1.66% (0.09%)		0.00% - 0.02% (0.00%)
	Projected Collateral Severities		10.00% - 10.00% (10.00%)		10.00% - 10.00% (10.00%)
	Pull Through Percentages		60.00% - 100.00% (75.97%)		60.00% - 100.00% (99.22%)
(1)Amounts are weighted based on fair value.
(2)Represents the proportion of the principal expected to be collected relative to the loan balances as of September 30, 2024 and December 31, 2023.
(3)Derivative assets and derivative liabilities are included in the "Other assets" and "Other liabilities" line items, respectively, on the consolidated balance sheets.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2024
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

Legacy WMC Convertible Notes, Senior Unsecured Notes, and fixed-rate long-term financing arrangements

The following table presents the carrying value and estimated fair value of the Company's Legacy WMC Convertible Notes, Senior Unsecured Notes, and fixed-rate financing arrangements with original contractual maturities of greater than one year as of September 30, 2024 and December 31, 2023 (in thousands). The fair value of the Company's Legacy WMC Convertibles Notes and Senior Unsecured Notes is based upon prices obtained from third-party pricing services or broker quotations and are classified as Level 2. The fair value of the Company's fixed-rate long-term financing arrangements is based on a discounted cash flow valuation approach using valuation analyses of the underlying collateral sourced from third-party pricing service providers and is classified as Level 3.

	September 30, 2024		December 31, 2023
	Carrying Value (1)	Estimated Fair Value	Carrying Value (1)	Estimated Fair Value
Legacy WMC Convertible Notes (2)	$—	$—	$85,266	$84,525
Senior Unsecured Notes	95,548	120,536	—	—
Financing arrangements	53,335	53,964	62,972	63,175
(1)The Legacy WMC Convertible Notes, Senior Unsecured Notes, and fixed-rate long-term financing arrangements are recorded at amortized cost in the Company's consolidated balance sheets.
(2)The Company paid off the remaining principal amount outstanding of the Legacy WMC Convertible Notes at maturity in September 2024.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2024
6. Financing

The following table presents a summary of the Company's financing as of September 30, 2024 and December 31, 2023 ($ in thousands).

	September 30, 2024						December 31, 2023
	Financing			Weighted Average		Collateral Fair Value (1)(2)	Financing
	Current Face	Carrying Value	Stated Maturity	Funding Cost	Life (Years)		Carrying Value
Financing Arrangements by Asset Type
Securitized Residential Mortgage Loans (3)
Non-Agency Loans (4)	$363,428	$364,626	Oct 2024 - July 2025	6.92%	0.22	$661,456	$301,205
Re- and Non-Performing Loans	42,688	42,688	Oct 2024	7.00%	0.05	66,338	44,928
Residential Mortgage Loans (5)
Agency-Eligible Loans	103,745	103,745	June 2025 - July 2025	6.70%	0.82	112,821	200,617
Home Equity Loans (4)	114,475	114,475	June 2025	7.20%	0.68	136,854	—
Non-Agency Loans	7,674	7,674	Jan 2025 - June 2025	6.97%	0.33	9,877	77,345
Legacy WMC Commercial Loans (4)	47,222	47,222	Mar 2025	8.13%	0.48	66,875	48,032
Non-Agency RMBS	86,615	86,615	Oct 2024 - May 2025	5.92%	0.08	120,088	51,251
Legacy WMC CMBS	20,313	20,313	Oct 2024	6.88%	0.03	52,018	31,620
Agency RMBS	2,141	2,141	Oct 2024	5.56%	0.05	3,064	12,594
Total Financing Arrangements	$788,301	$789,499		6.89%	0.36	$1,229,391	$767,592

Securitized debt, at fair value (6) (7)
Non-Agency Loans (8) (9)	$5,634,967	$5,391,483	N/A	5.15%	6.47	N/A	$4,597,490
Re- and Non-Performing Loans (10)	114,470	106,069	N/A	3.32%	3.67	N/A	114,133
Total Securitized Debt	$5,749,437	$5,497,552		5.11%	6.42	N/A	$4,711,623

Legacy WMC Convertible Notes	$—	$—	N/A	N/A	N/A	N/A	$85,266

Senior Unsecured Notes
February 2029 Senior Unsecured Notes	$34,500	$32,958	Feb 2029	10.79%	4.48	N/A	$—
May 2029 Senior Unsecured Notes	65,000	62,590	May 2029	10.52%	4.73	N/A	—
Total Senior Unsecured Notes	$99,500	$95,548		10.61%	4.64	N/A	$—

Total Financing	$6,637,238	$6,382,599		5.41%	5.80	$1,229,391	$5,564,481
(1)The Company also had $3.3 million and $1.7 million of cash pledged under repurchase agreements as of September 30, 2024 and December 31, 2023, respectively.
(2)Under the terms of the Company’s financing agreements, the Company's financing counterparties may, in certain cases, sell or re-hypothecate the pledged collateral.
(3)Amounts pledged as collateral under Securitized residential mortgage loans include certain of the Company's retained interests in securitizations. Refer to Note 3 for more information on the Non-Agency VIEs and RPL/NPL VIEs.
(4)As of September 30, 2024, the weighted average stated rate on the financing arrangements on the Company's Securitized Non-Agency Loans, Home Equity Loans, and Legacy WMC Commercial Loans was 7.35%, 7.09%, and 7.76%, respectively.
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
(7)As of September 30, 2024, the weighted average funding costs are presented based on the amortized cost of the underlying securities. As of December 31, 2023, the weighted average funding costs are presented based on the fair value of the underlying securities. The weighted average funding cost of the Company's securitized debt based on the fair value of the underlying securities as of September 30, 2024 was 5.21%.
(8)As of September 30, 2024, the amortized cost of Securitized debt in the Company's Non-Agency VIEs was $5.5 billion.
(9)The current face on the Company's Securitized debt in the Company's Non-Agency VIEs excludes Interest Only classes which have no principal balances and bear interest based on a notional value. The notional value is used solely to determine interest distributions on the interest only classes of securities. As of September 30, 2024, the notional value of interest only classes of Securitized debt was $1.3 billion.
(10)As of September 30, 2024, the amortized cost of Securitized debt in the Company's RPL/NPL VIEs was $112.7 million.

Legacy WMC Convertible Notes

In connection with the WMC acquisition, the Merger Sub assumed, and the Company guaranteed, $86.25 million aggregate principal amount of Legacy WMC Convertible Notes. The Legacy WMC Convertible Notes had an interest rate of 6.75% and

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2024
interest was paid semiannually. During the nine months ended September 30, 2024, the Company repurchased $7.1 million of principal amount of its outstanding Legacy WMC Convertible Notes. The Company paid off the remaining principal amount outstanding of the Legacy WMC Convertible Notes at maturity in September 2024.

The below table details the total interest expense incurred on the Legacy WMC Convertible Notes during the three and nine months ended September 30, 2024 (in thousands). There was no interest expense incurred during the three and nine months ended September 30, 2023 as the Company assumed the Legacy WMC Convertible Notes in connection with the Merger in December 2023.

	September 30, 2024
	Three Months Ended	Nine Months Ended
Coupon interest expense	$1,097	$3,805
Amortization expense	271	912
Total interest expense	$1,368	$4,717

Senior Unsecured Notes

The Company’s Senior Unsecured Notes consist of $34.5 million principal amount 9.500% Senior Notes due February 2029 ("February 2029 Senior Unsecured Notes") and $65.0 million principal amount 9.500% Senior Notes due May 2029 ("May 2029 Senior Unsecured Notes" and together with the February 2029 Senior Unsecured Notes, the "Senior Unsecured Notes"). The February 2029 Senior Unsecured Notes were issued on January 26, 2024 in a public offering for net proceeds of approximately $32.8 million and the May 2029 Senior Unsecured Notes were issued on May 15, 2024 in a public offering for net proceeds of approximately $62.4 million. The below table provides a summary of the Senior Unsecured Notes as of September 30, 2024 ($ in thousands).

	Principal Amount (1)	Carrying Value	First Pay Date	Maturity Date (2)	Redemption Date (3)	Rate (4)
February 2029 Senior Unsecured Notes	$34,500	$32,958	May 15, 2024	February 15, 2029	February 15, 2026	9.500%
May 2029 Senior Unsecured Notes	65,000	62,590	August 15, 2024	May 15, 2029	May 15, 2026	9.500%
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

The below table details the total interest expense incurred on the Senior Unsecured Notes during the three and nine months ended September 30, 2024 (in thousands). There was no interest expense incurred during the three or nine months ended September 30, 2023 as the Senior Unsecured Notes were issued during 2024.

	September 30, 2024
	Three Months Ended	Nine Months Ended
Coupon interest expense	$2,363	$4,563
Amortization expense	168	332
Total interest expense	$2,531	$4,895

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2024
Contractual maturities

The following table allocates the current face of the Company's borrowings under financing arrangements, the Legacy WMC Convertible Notes, and Senior Unsecured Notes as of September 30, 2024 by contractual maturity (in thousands). Securitized debt is excluded from the below table as it does not have a contractual maturity.

	Within 30 Days	Over 30 Days to 3 Months	Over 3 Months to 12 Months	Over 12 Months	Total
Financing Arrangements by Asset Type
Securitized Residential Mortgage Loans
Non-Agency Loans	$251,706	$26,642	$85,080	$—	$363,428
Re- and Non-Performing Loans	42,688	—	—	—	42,688
Residential Mortgage Loans
Agency-Eligible Loans	—	—	103,745	—	103,745
Home Equity Loans	—	—	114,475	—	114,475
Non-Agency Loans	—	—	7,674	—	7,674
Legacy WMC Commercial Loans	—	—	47,222	—	47,222
Non-Agency RMBS	69,810	14,199	2,606	—	86,615
Legacy WMC CMBS	20,313	—	—	—	20,313
Agency RMBS	2,141	—	—	—	2,141
Total Financing Arrangements	$386,658	$40,841	$360,802	$—	$788,301

Senior Unsecured Notes
February 2029 Senior Unsecured Notes	$—	$—	$—	$34,500	$34,500
May 2029 Senior Unsecured Notes	—	—	—	65,000	65,000
Total Senior Unsecured Notes	$—	$—	$—	$99,500	$99,500
Counterparties

The Company had outstanding financing arrangements with six and seven counterparties as of September 30, 2024 and December 31, 2023, respectively.

The following table presents information as of September 30, 2024 and December 31, 2023 with respect to each counterparty that provides the Company with financing for which the Company had greater than 5% of its stockholders’ equity at risk, excluding stockholders’ equity at risk under financing through affiliated entities ($ in thousands).

	September 30, 2024			December 31, 2023
Counterparty	Stockholders' Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity	Stockholders' Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity
BofA Securities, Inc.	$153,316	118	28.4%	$131,128	236	24.8%
Goldman Sachs Bank USA	103,409	157	19.1%	73,893	9	14.0%
Barclays Capital Inc.	79,274	26	14.7%	81,047	85	15.3%
JP Morgan Securities, LLC	(1)	(1)	(1)	46,642	134	8.8%
Various (2)	75,156	303	13.9%	69,637	577	13.2%
(1)As of September 30, 2024, the Company had less than 5% of its equity at risk under financing arrangements with JP Morgan Securities, LLC.
(2)Certain retained interests in securitizations are held in WMC RR 2023-1 Trust, a wholly owned subsidiary of the Company. WMC RR 2023-1 Trust issued certificates which were sold to various third-party investors.

Financial Covenants

The Company’s financing arrangements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each financing arrangement, typical supplemental terms include requirements of minimum equity and liquidity, leverage ratios, and performance triggers. In addition, some of the financing arrangements contain cross default features, whereby default under an agreement with one

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2024
lender simultaneously causes default under agreements with other lenders. To the extent that the Company fails to comply with the covenants contained in these financing arrangements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the associated agreement. Financings pursuant to financing arrangements are generally recourse to the Company. As of September 30, 2024, the Company is in compliance with all of its financial covenants.

7. Other assets and liabilities

The following table details certain information related to the Company's "Other assets" and "Other liabilities" line items on its consolidated balance sheets as of September 30, 2024 and December 31, 2023 (in thousands).

	September 30, 2024	December 31, 2023
Other assets
Interest receivable	$34,538	$30,315
Real estate owned	3,021	5,644
Derivative assets, at fair value	149	1,321
Other assets	2,329	3,187
Due from broker	1,046	249
Total Other assets	$41,083	$40,716

Other liabilities
Due to affiliates (1)	$4,811	$3,252
Interest payable	25,164	23,715
Derivative liabilities, at fair value	111	70
Accrued expenses	1,669	4,874
Due to broker	32	196
Total Other liabilities	$31,787	$32,107
(1)Refer to Note 10 for more information.

Derivatives

The following table presents information related to the Company's derivatives and other instruments and their balance sheet location as of September 30, 2024 and December 31, 2023 (in thousands).

	Balance Sheet Location	September 30, 2024		December 31, 2023
Derivatives and Other Instruments (1)		Notional	Fair Value	Notional	Fair Value
Pay Fix/Receive Float Interest Rate Swap Agreements (2) (3)	Other assets	$183,000	$—	$165,000	$149
Pay Fix/Receive Float Interest Rate Swap Agreements (2) (3)	Other liabilities	121,500	(86)	338,000	—
Short TBAs	Other liabilities	—	—	9,000	(63)
Forward Purchase Commitments	Other assets	32,735	149	70,145	1,172
Forward Purchase Commitments	Other liabilities	7,267	(25)	2,566	(7)
(1)As of September 30, 2024 and December 31, 2023, no derivatives held by the Company were designated as hedges for accounting purposes.
(2)As of September 30, 2024, the Company applied a reduction in fair value of $5.2 million and $2.9 million to its interest rate swap assets and liabilities, respectively, related to variation margin with a corresponding increase or decrease in restricted cash. As of December 31, 2023, the Company applied a reduction in fair value of $9.3 million and $7.7 million to its interest rate swap assets and liabilities, respectively, related to variation margin with a corresponding increase or decrease in restricted cash.
(3)As of September 30, 2024, the Company's pay fix/receive float interest rate swaps had a weighted average pay-fixed rate of 3.28%, a weighted average receive-variable rate of 4.96%, and a weighted average years to maturity of 5.18 years. As of December 31, 2023, the Company's pay fix/receive float interest rate swaps had a weighted average pay-fixed rate of 3.65%, a weighted average receive-variable rate of 5.38%, and a weighted average years to maturity of 4.01 years.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2024
Derivative and other instruments eligible for offset are presented gross on the consolidated balance sheets as of September 30, 2024 and December 31, 2023, if applicable. The Company has not offset or netted any derivatives or other instruments with any financial instruments or cash collateral posted or received.

The Company must post cash or securities as collateral on its derivative instruments when their fair value declines. This typically occurs when prevailing market rates change adversely, with the severity of the change also dependent on the term of the derivatives involved. The posting of collateral is generally bilateral, meaning that if the fair value of the Company’s derivatives increases, its counterparty must post collateral. As of September 30, 2024, the Company's restricted cash balance included $8.4 million of collateral related to certain derivatives, of which $6.1 million represents cash collateral posted by the Company and $2.3 million represents amounts related to variation margin. As of December 31, 2023, the Company's restricted cash balance included $12.3 million of collateral related to certain derivatives, of which $10.7 million represents cash collateral posted by the Company and $1.6 million represents amounts related to variation margin.

The following table summarizes total income related to derivatives and other instruments for the three and nine months ended September 30, 2024 and 2023 (in thousands).

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Included within Net interest component of interest rate swaps
Interest Rate Swaps	$2,180	$2,221	$6,447	$5,025

Included within Net unrealized gain/(loss)
Interest Rate Swaps	(5,215)	1,054	3,379	(8,347)
Short TBAs	—	—	63	(650)
Forward Purchase Commitments	238	(709)	(1,041)	(1,107)
	(4,977)	345	2,401	(10,104)

Included within Net realized gain/(loss)
Interest Rate Swaps	(21,551)	8,422	(24,612)	18,956
Long TBAs	—	—	—	5
Short TBAs	—	—	24	(70)
Forward Purchase Commitments	342	(196)	1,313	1,727
	(21,209)	8,226	(23,275)	20,618
Total income/(loss)	$(24,006)	$10,792	$(14,427)	$15,539

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2024
Derivative Activity

The following tables present information about the Company’s derivatives for the three and nine months ended September 30, 2024 and 2023 (in thousands).

		Three Months Ended
		Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Notional Amount	Derivative Asset	Derivative Liability
September 30, 2024	Interest Rate Swaps	$818,000	$129,000	$(642,500)	$304,500	$—	$(86)
September 30, 2023	Interest Rate Swaps	607,000	286,000	(488,000)	405,000	245	—

		Nine Months Ended
		Beginning Notional Amount	Buys or Covers	Sales or Shorts (1)	Ending Notional Amount	Derivative Asset	Derivative Liability
September 30, 2024	Short TBAs	$(9,000)	$130,000	$(121,000)	$—	$—	$—
September 30, 2024	Interest Rate Swaps	503,000	846,750	(1,045,250)	304,500	—	(86)
September 30, 2023	Long TBAs	—	10,000	(10,000)	—	—	—
September 30, 2023	Short TBAs	(40,000)	100,000	(60,000)	—	—	—
September 30, 2023	Interest Rate Swaps	335,000	884,000	(814,000)	405,000	245	—
(1)The sales or shorts includes $60.0 million of swaps that matured during the nine months ended September 30, 2024.

8. Earnings per share

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share for the three and nine months ended September 30, 2024 and 2023 (in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Numerator:
Net Income/(Loss)	$16,640	$(2,165)	$41,455	$18,431
Dividends on preferred stock	(4,716)	(4,586)	(13,888)	(13,758)
Net Income/(Loss) Available to Common Stockholders	$11,924	$(6,751)	$27,567	$4,673

Denominator:
Basic weighted average common shares outstanding	29,493	20,219	29,473	20,508
Dilutive effect of restricted stock units	27	—	27	—
Diluted weighted average common shares outstanding	29,520	20,219	29,500	20,508

Earnings/(Loss) Per Share
Basic	$0.40	$(0.33)	$0.94	$0.23
Diluted	$0.40	$(0.33)	$0.93	$0.23

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2024
Dividends

The following tables detail the Company's common stock dividends declared during the nine months ended September 30, 2024 and 2023.

Nine Months Ended September 30, 2024				Nine Months Ended September 30, 2023
Declaration Date	Record Date	Payment Date	Cash Dividend Per Share	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
3/15/2024	3/29/2024	4/30/2024	$0.18	3/15/2023	3/31/2023	4/28/2023	$0.18
6/13/2024	6/28/2024	7/31/2024	0.19	6/15/2023	6/30/2023	7/31/2023	0.18
9/16/2024	9/30/2024	10/31/2024	0.19	9/15/2023	9/29/2023	10/31/2023	0.18
Total			$0.56	Total			$0.54

The following tables detail the Company's preferred stock dividends declared and paid during the nine months ended September 30, 2024 and 2023.

2024			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	8.25% Series A	8.00% Series B	8.000% Series C
2/16/2024	2/29/2024	3/18/2024	$0.51563	$0.50	$0.50
5/2/2024	5/31/2024	6/17/2024	0.51563	0.50	0.50
8/1/2024	8/30/2024	9/17/2024	0.51563	0.50	0.50
Total			$1.54689	$1.50	$1.50

2023			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	8.25% Series A	8.00% Series B	8.000% Series C
2/16/2023	2/28/2023	3/17/2023	$0.51563	$0.50	$0.50
5/4/2023	5/31/2023	6/20/2023	0.51563	0.50	0.50
7/31/2023	8/31/2023	9/18/2023	0.51563	0.50	0.50
Total			$1.54689	$1.50	$1.50

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

Excise Tax

Excise tax represents a non-deductible 4% tax on the required amount of the Company’s ordinary income and net capital gains not distributed during the year. The expense is calculated in accordance with applicable tax regulations. For the three and nine months ended September 30, 2024 and 2023, the Company did not record any excise tax.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2024
REIT Net Operating Loss and Net Capital Loss Carryforwards

As of September 30, 2024 and December 31, 2023, the Company had federal net operating loss ("NOL") carryforwards of $2.1 million and $2.1 million, respectively, that can be used to offset future taxable ordinary income and reduce its REIT distribution requirements. These NOL carryforwards (which exclude NOLs acquired from WMC) do not have an expiration date and can be carried forward indefinitely. In connection with the Merger, the Company obtained NOL carryforwards of $321.6 million, of which $223.8 million do not have an expiration date and can be carried forward indefinitely. However, the Company’s use of these obtained NOLs is limited under Section 382 of the Internal Revenue Code.

As of September 30, 2024 and December 31, 2023, the Company had estimated net capital loss ("NCL") carryforwards of $288.1 million and $293.6 million, respectively, the majority of which were generated during the year ended December 31, 2020 and will expire in 2025. These NCL carryforwards (which exclude the NCLs acquired from WMC) can be utilized to offset future net gains from the sale of capital assets. In connection with the Merger, the Company obtained NCL carryforwards of $143.1 million, of which a majority expire between 2027 and 2028. However, the Company’s use of these obtained NCLs is limited under Sections 382 and 383 of the Internal Revenue Code.

Taxable REIT Subsidiaries

The Company elected to treat certain domestic subsidiaries as taxable REIT subsidiaries ("TRSs"). The Company’s financial results are generally not expected to reflect provisions for current or deferred income taxes, except for any activities conducted through one or more TRSs that are subject to corporate income taxation. Currently, the Company has wholly owned domestic TRSs that are taxable as corporations and subject to U.S. federal, state, and local income tax on net income at the applicable corporate rates. The federal statutory rate for the three and nine months ended September 30, 2024 and 2023 was 21%. The Company’s effective tax rate differs from its combined U.S. federal, state, and local corporate statutory tax rate primarily due to income earned at the REIT, which is not subject to tax, due to the deduction for qualifying distributions made by the Company, and any change in the valuation allowance as disclosed in further detail below. The tax expense attributable to its TRSs is recorded in the "Non-investment related expenses" line item on the consolidated statement of operations. The below table details the tax expense attributable to its TRSs for the three and nine months ended September 30, 2024 and 2023 (in thousands).

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Tax expense	$16	$14	$58	$239

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax reporting purposes at the TRS level. As of September 30, 2024 and December 31, 2023, the Company recorded a deferred tax asset of approximately $38.5 million and $37.3 million, respectively, relating to net operating loss carryforwards, capital loss carryforwards, and basis differences of certain investments held within TRSs. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences become deductible. The Company concluded it is more likely than not the deferred tax asset will not be realized and established a full valuation allowance as of September 30, 2024 and December 31, 2023.

Uncertain Income Tax Positions

Based on its analysis of any potential uncertain income tax positions, the Company concluded it did not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of September 30, 2024 and December 31, 2023. The Company’s federal income tax returns for the last three tax years are open to examination by the Internal Revenue Service. There are no ongoing U.S. federal, state or local tax examinations related to the Company. In the event that the Company incurs income tax related interest and penalties, its policy is to classify them as a component of provision for income taxes. The Company did not incur any interest or penalties during the three or nine months ended September 30, 2024 and 2023.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2024
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

The below table details the management fees incurred during the three and nine months ended September 30, 2024 and 2023 (in thousands).

	Three Months Ended		Nine Months Ended
Consolidated statements of operations line item:	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Management fee to affiliate (1)	$1,708	$2,054	$5,202	$6,190
(1)For the three and nine months ended September 30, 2024, the Manager agreed to waive its right to receive management fees of $0.6 million and $1.8 million, respectively, pursuant to the MITT Management Agreement Amendment executed in connection with the Merger. As of September 30, 2024, all of the $2.4 million management fee waiver agreed upon in connection with the Merger has been utilized.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2024

As of September 30, 2024 and December 31, 2023, the Company recorded management fees payable of $1.7 million and $1.5 million, respectively. The management fee payable is included within the "Due to affiliates" item within the "Other liabilities" line item on the consolidated balance sheets.

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

During the three and nine months ended September 30, 2024 and 2023, the Company did not incur any incentive fee expense.

Termination fee

Upon the occurrence of (i) the Company’s termination of the management agreement without cause or (ii) the Manager’s termination of the management agreement upon a breach by the Company of any material term of the management agreement, the Manager will be entitled to a termination fee equal to three times the average annual management fee during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter. As of September 30, 2024 and December 31, 2023, no event of termination of the management agreement had occurred.

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

The below table details the expense reimbursement incurred during the three and nine months ended September 30, 2024 and 2023 (in thousands).

	Three Months Ended		Nine Months Ended
Consolidated statements of operations line item:	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Non-investment related expenses (1)	$1,636	$1,400	$4,936	$4,200
Investment related expenses	194	148	395	360
Transaction related expenses	22	326	396	707
Expense reimbursements to Manager or its affiliates	$1,852	$1,874	$5,727	$5,267
(1)For the three and nine months ended September 30, 2024, the Manager agreed to waive its right to receive expense reimbursements of $0.3 million and $0.9 million, respectively, pursuant to the MITT Management Agreement Amendment executed in connection with the Merger. Of the $1.3 million expense reimbursement waiver agreed upon in connection with the Merger, $0.2 million remains outstanding as of September 30, 2024.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2024

As of September 30, 2024 and December 31, 2023, the Company recorded a reimbursement payable to the Manager or its affiliates of $2.9 million and $1.5 million, respectively. The reimbursement payable to the Manager or its affiliates is included within the "Due to affiliates" line item within the "Other liabilities" line item on the consolidated balance sheets.

Restricted stock grants

Equity Incentive Plans

Effective on April 15, 2020 upon the approval of the Company's stockholders at its 2020 annual meeting of stockholders, the Company's 2020 Equity Incentive Plan (the "2020 Equity Incentive Plan") provides for a maximum of 666,666 shares of common stock to be issued. The maximum number of shares of common stock granted during a single fiscal year to any non-employee director, taken together with any cash fees paid to such non-employee director during any fiscal year, shall not exceed $300,000 in total value (calculating the value of any such awards based on the grant date fair value). As of September 30, 2024, 406,539 shares of common stock remained available to be awarded under the 2020 Equity Incentive Plan.

Since inception of the 2020 Equity Incentive Plan and through September 30, 2024, the Company has granted an aggregate of 232,467 shares of restricted common stock to its independent directors under its 2020 Equity Incentive Plan, all of which have vested.

On December 6, 2023, in connection with the WMC acquisition, the Company granted an aggregate 25,962 restricted stock units to the Company's two independent directors added to the Company's Board of Directors who previously served on WMC's board of directors. Through September 30, 2024, the two independent directors have also been granted an aggregate of 1,698 dividend equivalent units. These restricted stock units and associated dividend equivalent units vested in full on June 23, 2024, and will be settled in shares of the Company's common stock upon each independent director's separation from service with the Company.

Manager Equity Incentive Plans

Following approval of the Company's stockholders at its 2021 annual meeting of stockholders, the AG Mortgage Investment Trust, Inc. 2021 Manager Equity Incentive Plan (the "2021 Manager Plan") became effective on April 7, 2021 and provides for a maximum of 573,425 shares of common stock that may be subject to awards thereunder to the Manager. As of September 30, 2024, there were no shares or awards issued under the 2021 Manager Plan. Following the execution of the Third Amendment to the management agreement in November 2021 related to the incentive fee, the Company's compensation committee no longer expects to continue its historical practice of making periodic equity grants to the Manager pursuant to the 2021 Manager Plan.

Director compensation

As of September 30, 2024, the Company's Board of Directors consisted of six independent directors. The annual base director's fee for each independent director is $150,000, $70,000 of which is payable on a quarterly basis in cash and $80,000 of which is payable on a quarterly basis in shares of restricted common stock. The number of shares of restricted common stock to be issued each quarter to each independent director is determined based on the average of the high and low prices of the Company’s common stock on the New York Stock Exchange on the last trading day of each fiscal quarter. To the extent that any fractional shares would otherwise be issuable and payable to each independent director, a cash payment is made to each independent director in lieu of any fractional shares. All directors’ fees are paid pro rata (and restricted common stock grants determined) on a quarterly basis in arrears, and shares issued are fully vested and non-forfeitable. These shares may not be sold or transferred by such director during the time of their service as an independent member of the Company’s Board of Directors.

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
September 30, 2024

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
September 30, 2024
Summary of investments in debt and equity of affiliates and related earnings

The below table summarizes the components of the "Investments in debt and equity of affiliates" line item on the Company's consolidated balance sheets as of September 30, 2024 and December 31, 2023 (in thousands).

	September 30, 2024			December 31, 2023
	Assets	Liabilities	Equity	Assets	Liabilities	Equity
Non-QM Securities (1)	$13,050	$—	$13,050	$15,257	$—	$15,257
Re/Non-Performing Securities	7,011	(3,540)	3,471	7,569	(3,605)	3,964
Total Residential Investments	20,061	(3,540)	16,521	22,826	(3,605)	19,221
AG Arc, at fair value	30,967	—	30,967	33,574	—	33,574
Cash and Other assets/(liabilities)	1,141	(33)	1,108	2,361	(53)	2,308
Investments in debt and equity of affiliates	$52,169	$(3,573)	$48,596	$58,761	$(3,658)	$55,103
(1)MATH, through its wholly owned subsidiary MATT, only holds risk-retention tranches from past securitizations which continue to pay down and the Company does not expect MATT to acquire additional investments.

The below table reconciles the net income/(loss) to the "Equity in earnings/(loss) from affiliates" line item on the Company's consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023 (in thousands).

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Non-QM Securities	$(1,070)	$2,606	$307	$4,580
Land Related Financing	—	64	—	805
Re/Non-Performing Securities	6	338	322	249
AG Arc (1)	215	(2,820)	1,470	(4,992)
Equity in earnings/(loss) from affiliates	$(849)	$188	$2,099	$642
(1)Earnings/(loss) recognized by AG Arc do not include the Company's portion of gains or losses recorded by Arc Home in connection with the sale of residential mortgage loans to the Company. Refer to "Transactions with Arc Home" below for more information on this accounting policy.

Transactions with affiliates

Transactions with Red Creek Asset Management LLC

In connection with the Company’s investments in residential mortgage loans, the Company engages asset managers to provide advisory, consultation, asset management, and other services. The Company engaged Red Creek Asset Management LLC (the "Asset Manager"), a related party of the Manager and direct subsidiary of TPG Angelo Gordon, as the asset manager for certain of its residential mortgage loans. The Company pays the Asset Manager asset management fees which are assessed periodically by a third-party valuation firm. The below details the fees paid by the Company to the Asset Manager during the three and nine months ended September 30, 2024 and 2023 (in thousands).

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Fees paid to Asset Manager	$799	$752	$2,124	$2,115

As of September 30, 2024 and December 31, 2023, the Company recorded asset management fees payable of $0.2 million and $0.2 million, respectively. Asset management fees payable are included within the "Due to affiliates" line item within the "Other liabilities" line item on the consolidated balance sheets.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2024
Transactions with Arc Home

Arc Home may sell loans to the Company, third-parties, or affiliates of the Manager. The below table details the unpaid principal balance of residential mortgage loans sold to the Company and private funds under the management of TPG Angelo Gordon during the three and nine months ended September 30, 2024 and 2023 (in thousands).

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Residential mortgage loans sold by Arc Home to the Company	$166,183	$249,488	$379,565	$442,695
Residential mortgage loans sold by Arc Home to private funds under the management of TPG Angelo Gordon	87,006	93,789	366,952	215,436

In connection with the sale of loans from Arc Home to the Company, the Company eliminates any intra-entity profits or losses typically recognized through the "Equity in earnings/(loss) from affiliates" line item on the Company's consolidated statement of operations and adjusts the cost basis of the underlying loans resulting in unrealized gains or losses on the underlying loans. The table below summarizes intra-entity profits eliminated during the three and nine months ended September 30, 2024 and 2023 (in thousands).

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Intra-Entity Profits Eliminated	$359	$800	$965	$1,141

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

Transactions under the Company's Affiliated Transaction Policy

The below table details transactions where the Company purchased or sold assets from or to an affiliate of the Manager ($ in millions). The transactions were executed in accordance with the Company's Affiliated Transaction Policy. There were no purchases or sales of assets from or to an affiliate of the Manager during three and nine months ended September 30, 2024. Refer to the "Transactions with Arc Home" section above for additional information related to transactions with Arc Home, which are excluded from the table below.

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
September 30, 2024

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

11. Equity

Stock repurchase programs

On August 3, 2022, the Company's Board of Directors authorized a stock repurchase program (the "2022 Repurchase Program") to repurchase up to $15.0 million of the Company’s outstanding common stock. The 2022 Repurchase Program does not have an expiration date and permits the Company to repurchase its shares through various methods, including open market repurchases, privately negotiated block transactions and Rule 10b5-1 plans. The Company may repurchase shares of its common stock from time to time in compliance with SEC regulations and other legal requirements. The extent to which the Company repurchases its shares, and the timing, manner, price, and amount of any such repurchases, will depend upon a variety of factors including market conditions and other corporate considerations as determined by the Company’s management, as well as the limits of the 2022 Repurchase Program and the Company's liquidity and business strategy. The 2022 Repurchase Program does not obligate the Company to acquire any particular amount of shares and may be modified or discontinued at any time. As of September 30, 2024, approximately $1.5 million of common stock remained authorized for future share repurchases under the 2022 Repurchase Program. There were no repurchases during the three and nine months ended September 30, 2024. The table below details the Company's share repurchases under the 2022 Repurchase Program during the nine months September 30, 2023.

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

On May 4, 2023, the Company's Board of Directors authorized a stock repurchase program (the "2023 Repurchase Program") to repurchase up to $15.0 million of the Company’s outstanding common stock on substantially the same terms as the 2022 Repurchase Program. As of September 30, 2024, the full $15.0 million authorized amount remains available for repurchase under the 2023 Repurchase Program. This authorization is in addition to the amount remaining under the 2022 Repurchase Program.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2024

Equity distribution agreements

On May 5, 2017, the Company has entered into an equity distribution agreement with each of Credit Suisse Securities (USA) LLC and JMP Securities LLC (collectively, the "Sales Agents"), which the Company refers to as the "Equity Distribution Agreements," pursuant to which the Company may sell up to $100.0 million aggregate offering price of shares of its common stock from time to time through the Sales Agents under the Securities Act of 1933. The Company did not issue any shares of common stock under the Equity Distribution Agreements during the three and nine months ended September 30, 2024 and 2023. Since inception of the program, the Company has issued approximately 2.2 million shares of common stock under the Equity Distribution Agreements for gross proceeds of $48.3 million. Effective November 6, 2024 the Company terminated the Equity Distribution Agreements and entered into new equity distribution agreements with each of BTIG, LLC, JonesTrading Institutional Services LLC, Keefe, Bruyette & Woods, Inc. and Piper Sandler & Co. Refer to Note 13 for additional details.

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

Preferred stock

The Company is authorized to designate and issue up to 50.0 million shares of preferred stock, par value $0.01 per share, in one or more classes or series. As of September 30, 2024 and December 31, 2023, there were 1.7 million, 3.7 million, and 3.7 million of Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock, respectively, issued and outstanding.

The following table includes a summary of preferred stock issued and outstanding as of September 30, 2024 ($ and shares in thousands).

Preferred Stock Series	Issuance Date	Shares Outstanding	Carrying Value	Aggregate Liquidation Preference (1)	Optional Redemption Date (2)	Rate (3)
Series A Preferred Stock	August 3, 2012	1,663	$40,110	$41,580	August 3, 2017	8.25%
Series B Preferred Stock	September 27, 2012	3,728	90,187	93,191	September 17, 2017	8.00%
Series C Preferred Stock	September 17, 2019	3,729	90,175	93,220	September 17, 2024	(4)
Total		9,120	$220,472	$227,991
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
(3)Dividends are payable quarterly in arrears on the 17th day of each March, June, September, and December and holders are entitled to receive cumulative cash dividends at the respective stated rate per annum before holders of common stock are entitled to receive any cash dividends.
(4)The initial dividend rate for the Series C Preferred Stock, from and including the date of original issue to, but not including, September 17, 2024, was 8.000% per annum of the $25.00 per share liquidation preference. On and after September 17, 2024, dividends on the Series C Preferred Stock accumulate at a percentage of the $25.00 liquidation preference equal to an annual floating rate of the three-month CME Term SOFR (plus a tenor spread adjustment of 0.26161%) plus a spread of 6.476%. Pursuant to the terms of the Series C Preferred Stock, the Company has appointed a calculation agent to determine the floating rate. The calculation agent may also implement changes to the business day convention, the definition of business day, the dividend determination date, and any method for obtaining the substitute or successor base rate if such rate is unavailable on the relevant business day, in a manner that is consistent with industry accepted practices.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2024
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

12. Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2024, the Company was not involved in any material legal proceedings.

The below table details the Company's outstanding commitments as of September 30, 2024 (in thousands).

Commitment type	Date of Commitment	Total Commitment	Funded Commitment	Remaining Commitment
Non-Agency and Agency-Eligible Loans (1)	Various	$40,986	$—	$40,986
Home Equity Loans (2)	Various	11,563	—	11,563
Total		$52,549	$—	$52,549
(1)The Company entered into forward purchase commitments to acquire certain Non-Agency and Agency-Eligible Loans from Arc Home which have not yet settled as of September 30, 2024. The total commitment amount represents the agreed upon purchase price of any outstanding unpaid principal balance the Company has committed to purchase. Refer to Note 10 "Transactions with affiliates" for more information.
(2)Represents the undrawn portion of a borrowers' home equity line of credit.

13. Subsequent Events

The Company announced that on November 4, 2024, its Board of Directors declared fourth quarter 2024 preferred stock dividends on its Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock in the amount of $0.51563, $0.50 and $0.725061 per share, respectively. The dividends will be paid on December 17, 2024 to holders of record on November 29, 2024.

On October 25, 2024, the Company sold Home Equity Loans with an unpaid principal balance of $48.9 million. These loans were recorded within the "Residential mortgage loans, at fair value" line item on the consolidated balance sheets as of September 30, 2024.

On November 6, 2024, the Company entered into separate equity distribution agreements (the "2024 Equity Distribution Agreements") with each of BTIG, LLC, JonesTrading Institutional Services LLC, Keefe, Bruyette & Woods, Inc. and Piper Sandler & Co. (collectively, the "2024 Sales Agents"), pursuant to which the Company may sell up to $75.0 million aggregate offering price of shares of its common stock from time to time through an "at the market" equity offering program under which the 2024 Sales Agents will act as sales agent.

Prior to entering into the 2024 Equity Distribution Agreements, effective November 6, 2024, the Company terminated the Equity Distribution Agreements related to its prior at-the-market program. At the time of such termination, $51.7 million remained unsold under the prior program.

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

Forward-Looking Statements

We make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in this report that are subject to substantial known and unknown risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, returns, results of operations, plans, yields, objectives, the composition of our portfolio, actions by governmental entities, including the Federal Reserve, and the potential effects of actual and proposed legislation on us, and our views on certain macroeconomic trends. When we use the words "believe," "expect," "anticipate," "estimate," "plan," "continue," "remain," "intend," "should," "could," "will," "may" or similar expressions, we intend to identify forward-looking statements.

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

Third Quarter 2024 Executive Summary

Financial Highlights

•$10.58 Book Value per share;
◦Book value per common share is calculated using stockholders’ equity less the liquidation preference of $228.0 million on our issued and outstanding preferred stock divided by all outstanding common shares as of quarter-end;
•$0.40 of Net Income/(Loss) Available to Common Stockholders per diluted common share and $0.17 of Earnings Available for Distribution ("EAD") per diluted common share;
◦Refer to the "Earnings Available for Distribution" section below for further details related to our reconciliation of Net Income/(Loss) Available to Common Stockholders to EAD;
•11.8x GAAP Leverage Ratio and 1.5x Economic Leverage Ratio; and
•$0.19 dividend per common share declared.

Investment Activity

•The table below summarizes the fair value of purchases and proceeds from sales of investments during the quarter ended September 30, 2024 (in thousands).

Investment	Purchases	Sales
Agency-Eligible Loans	$388,733	$73,614
Home Equity Loans	136,206	—
Non-Agency Loans	—	86,349
Agency RMBS	—	543,172
Non-Agency RMBS (1) (2)	51,047	2,215
CMBS (1)	—	1,531
Total	$575,986	$706,881
(1)Includes sales of $2.2 million and $1.5 million of Non-Agency RMBS and CMBS, respectively, sold from the legacy portfolio acquired in the WMC acquisition.
(2)During the third quarter, we co-sponsored a rated securitization collateralized by $360.7 million of Agency-Eligible Loans. As the co-sponsor, the Company retained an "eligible vertical interest" to comply with risk retention rules which consists of at least 5% of each class of securities issued in the securitization. Upon evaluating our retained interest in the securitization trust, we determined we were not the primary beneficiary and, as a result, did not consolidate the securitization trust and recorded an investment of $51.0 million of Non-Agency RMBS.

•Subsequent to quarter end:
◦On October 25, 2024, sold Home Equity Loans with an unpaid principal balance of $48.9 million. These loans were recorded within the "Residential mortgage loans, at fair value" line item on the consolidated balance sheets as of September 30, 2024.

Financing Activity

•Executed a rated securitization of Agency-Eligible Loans with a total unpaid principal balance of $390.8 million, converting recourse financing with mark-to-market margin calls to non-recourse financing without mark-to-market margin calls; and
•The Company paid off the remaining $79.1 million principal amount outstanding of 6.75% convertible notes ("Legacy WMC Convertible Notes") at maturity in September 2024.

Our company

We are a residential mortgage REIT with a focus on investing in a diversified risk-adjusted portfolio of residential mortgage-related assets in the U.S. mortgage market. Our objective is to provide attractive risk-adjusted returns to our stockholders over the long-term, primarily through dividends and capital appreciation.

We focus our investment activities primarily on acquiring and securitizing newly-originated residential mortgage loans within the non-agency segment of the housing market. We obtain our assets through Arc Home, LLC ("Arc Home"), our residential mortgage loan originator in which we own an approximate 44.6% interest, and through other third-party origination partners. We finance our acquired loans through various financing lines on a short-term basis and utilize TPG Angelo Gordon's proprietary securitization platform to secure long-term, non-recourse, non-mark-to-market financing as market conditions permit. Through our ownership in Arc Home, we also have exposure to mortgage banking activities. Arc Home is a multi-channel licensed mortgage originator and servicer primarily engaged in the business of originating and selling residential mortgage loans.

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

Our investment portfolio (which excludes our ownership in Arc Home) primarily includes Residential Investments and Agency RMBS. Currently, our Residential Investments primarily consist of newly originated Non-Agency Loans, Agency-Eligible Loans, and Home Equity Loans, which we refer to as our target assets. In addition, we may also invest in other types of residential mortgage loans and other mortgage related assets.

As of September 30, 2024, our investment portfolio consisted of the following Residential Investments and Agency RMBS:

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

Home Equity Loans(1)
•Home Equity Loans are revolving lines of credit or closed-end loans secured primarily by a second lien on a residential mortgaged property which provide borrowers access to the equity in their home without the need to pay off their existing mortgage. Home Equity Loans that are structured as revolving lines of credit generally have an initial draw period of 3 to 5 years, and after the initial draw period ends, the loans generally convert to 15- or 25-year amortizing loans.

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
(1)These investments are included in the "Securitized residential mortgage loans, at fair value" or "Residential mortgage loans, at fair value" line items on the consolidated balance sheets.
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

Market Conditions

The financial markets have been, and will likely continue to remain, volatile given the overall market uncertainty related to inflation, the U.S. presidential election, and the path of monetary policy and interest rates. Throughout 2024, markets have displayed a high level of sensitivity to the Federal Reserve’s interest rate decisions. On September 18, 2024, the Federal Reserve lowered the target range for the Federal Funds Rate by 50 basis points to 4.75% to 5.00%, the first decline in four years. The Federal Reserve noted that the decrease was supported by greater confidence that inflation is moving sustainably toward 2% with the risks to achieving its employment and inflation goals being roughly in balance. As of September 2024, the Consumer Price Index report indicated inflation was 2.4% year over year with the unemployment rate remaining at 4.1%. During the third quarter, the 10-year U.S. treasury yield decreased by approximately 62 basis points to 3.79% and the 30-year mortgage rate decreased by approximately 78 basis points to 6.1%. The quarter ended with the spread between the 2-year and 10-year U.S. treasury yields at approximately 14 basis points positive sloping, re-establishing a normal yield curve. Despite the decline in benchmark and mortgage rates during the third quarter, this momentum reversed in the months of October and November. Upon the Republican party winning the U.S. presidential election, stock markets experienced notable increases, the U.S. dollar strengthened, and benchmark rates increased continuing the themes of market uncertainty and volatility which could impact our industry. The latest Federal Open Market Committee member median projection for the path of the Federal Funds Rate indicates 50 basis points of further rate cuts across the remaining two Federal Open Market Committee meetings this year followed by 100 basis points of rate cuts in 2025. Overall, the Federal Reserve continues to monitor available economic data to determine if they will continue rate cuts and to what extent rates will decline.

RMBS spreads continued to tighten during the third quarter, and credit curves remained relatively flat. Pricing dynamics have been supported by strong investor interest for mortgage credit assets given high quality underwriting, rising home values and low housing supply. Trends in credit spreads on credit risk transfer ("CRT") assets can serve as a proxy for market participants evaluating credit related assets given the observability of transactions. CRT tranches tightened by 10 to 35 basis points. Senior and mezzanine (BBB) Non-QM tranches tightened by 5 basis points, while the subordinate BB rated tranches tightened by 20 basis points.

Primary RMBS market activity increased during the third quarter, totaling approximately $36 billion, an increase of 7% quarter-over-quarter and 88% against year-ago activity. The Non-QM sector ($11 billion) and Prime Jumbo sector ($8 billion) collectively comprised over half of the quarter’s new issuance. Additionally, issuance of RMBS backed by second liens and Home Equity Loans held steady, totaling over $3 billion, or 9% of the quarter’s activity, as focus has shifted to this rapidly expanding sector. Residential Transition Loan RMBS totaled over $1.9 billion or 5% of third quarter issuance as well. Year-to-date, primary RMBS activity is just below $100 billion, surpassing all of 2023.

The rise in the S&P CoreLogic Case-Shiller U.S. National Home Price Index persisted through July 2024. The Index was higher by 5% both year-to-date and year-over-year, but regionally, home price performance has been somewhat varied. Amid the rise in actual home prices, national home price expectations from third party research has generally reset higher with the average of the 2024 forecasts now approximating +3.5% and an average forecast for 2025 of +3%.

Prevailing mortgage rates fell sharply in the third quarter near 6% before rebounding to 6.4% in mid-October. Rates rose back above 7% during the second quarter of 2024 but descended quickly in August and September, according to Freddie Mac Primary Mortgage Market Survey. The effective mortgage rate outstanding was 3.92% as of June 2024, the latest data available, and remains well below prevailing rates. However, the “lock-in effect,” or disincentive for existing homeowners to sell their homes because their current mortgage rate is well below current market rates, is starting to show signs of decay as the effective mortgage rate has risen approximately 60 basis points since March 2022.

Total existing home listings continued to rise to 1.35 million in August, the highest reading since the fourth quarter of 2020. However, new listings are trending short of annual activity in 2015 through 2019, as well as the pandemic-affected years of 2020 through 2022. From January 1, 2024 through August of 2024, approximately 3.1 million new listings came to market, almost 900 thousand fewer new listings than the same periods in 2015 through 2022.

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
◦"Residential mortgage loans" or "Loans" refer to our Non-Agency Loans, Agency-Eligible Loans, Home Equity Loans, and Re/Non-Performing Loans (exclusive of retained tranches from unconsolidated securitizations).
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

Book value per share

The below table details book value per common share. Book value is calculated using stockholders’ equity less the liquidation preference of $228.0 million on our issued and outstanding preferred stock. Per share amounts for book value are calculated using all outstanding common shares in accordance with GAAP as of quarter-end.

	September 30, 2024	December 31, 2023
Book value per common share	$10.58	$10.20

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

Three Months Ended September 30, 2024 compared to the Three Months Ended September 30, 2023

The table below presents certain information from our consolidated statements of operations for the three months ended September 30, 2024 and 2023 (in thousands).

	Three Months Ended
	September 30, 2024	September 30, 2023	Increase/(Decrease)
Statement of Operations Data:
Net Interest Income
Interest income	$107,456	$64,211	$43,245
Interest expense	92,506	52,692	39,814
Total Net Interest Income	14,950	11,519	3,431

Other Income/(Loss)
Net interest component of interest rate swaps	2,180	2,221	(41)
Net realized gain/(loss)	(10,788)	7,127	(17,915)
Net unrealized gain/(loss)	19,700	(8,768)	28,468
Total Other Income/(Loss)	11,092	580	10,512

Expenses
Management fee to affiliate	1,708	2,054	(346)
Non-investment related expenses	2,750	2,454	296
Investment related expenses	3,411	2,347	1,064
Transaction related expenses	684	7,597	(6,913)
Total Expenses	8,553	14,452	(5,899)

Income/(loss) before equity in earnings/(loss) from affiliates	17,489	(2,353)	19,842

Equity in earnings/(loss) from affiliates	(849)	188	(1,037)
Net Income/(Loss)	16,640	(2,165)	18,805

Dividends on preferred stock	(4,716)	(4,586)	(130)

Net Income/(Loss) Available to Common Stockholders	$11,924	$(6,751)	$18,675

Interest income

Interest income is calculated using the effective interest method for our GAAP investment portfolio.

Interest income increased from the three months ended September 30, 2023 to the three months ended September 30, 2024 primarily as a result of an increased investment portfolio resulting from the WMC acquisition in December 2023 along with purchases of residential mortgage loans during the period and an increase in the weighted average yield of our investment portfolio. The following table presents a summary of the weighted average amortized cost of and the weighted average yield on our GAAP investment portfolio ($ in millions).

	Three Months Ended
	September 30, 2024	September 30, 2023	Increase/(Decrease)
Weighted average amortized cost of our GAAP investment portfolio	$7,244	$4,932	$2,312
Weighted average yield on our GAAP investment portfolio	5.93%	5.21%	0.72%

Interest expense

Interest expense is inclusive of our financing cost related to our financing arrangements on our GAAP investment portfolio, securitized debt, Legacy WMC Convertible Notes, and Senior Unsecured Notes.

Interest expense increased from the three months ended September 30, 2023 to the three months ended September 30, 2024 due to an increase in the GAAP financing balance outstanding resulting from the assumption of financing through the WMC acquisition in December 2023 along with the issuance of securitized debt and Senior Unsecured Notes during the period. Additionally, there was an increase in the weighted average financing rate. The following table presents a summary of the weighted average financing balance and the weighted average financing rate on our GAAP investment portfolio ($ in millions).

	Three Months Ended
	September 30, 2024	September 30, 2023	Increase/(Decrease)
Weighted average GAAP financing balance	$6,965	$4,575	$2,390
Weighted average financing rate on our GAAP investment portfolio	5.31%	4.61%	0.70%

Net interest component of interest rate swaps

Net interest component of interest rate swaps represents the net interest income received or expense paid on our interest rate swaps.

We recorded income on the net interest component of interest rate swaps during the three months ended September 30, 2024 and 2023 as a result of our swap portfolio being in a net receive position. The following table presents a summary of our interest rate swap portfolio as of September 30, 2024 and 2023 ($ in millions).

	September 30, 2024	September 30, 2023	Increase/(Decrease)
Interest rate swap notional value	$305	$405	$(100)
Weighted average receive-variable rate	4.96%	5.31%	(0.35)%
Weighted average pay-fix rate	3.28%	3.99%	(0.71)%
Net weighted average (pay)/receive rate	1.68%	1.32%	0.36%

Net realized gain/(loss)

The following table presents a summary of Net realized gain/(loss) for the three months ended September 30, 2024 and 2023 (in thousands). The realized loss during the three months ended September 30, 2024 was primarily driven by losses on unwinding pay-fix, receive-variable interest rate swaps which were held at unrealized losses, offset by gains on the sales of Agency RMBS.

	Three Months Ended
	September 30, 2024	September 30, 2023
Sales of residential mortgage loans and loans transferred to or sold from Other assets	$124	$(1,061)
Sales of real estate securities	10,297	(38)
Settlement of derivatives and other instruments	(21,209)	8,226
Total Net realized gain/(loss)	$(10,788)	$7,127

Net unrealized gain/(loss)

The following table presents a summary of Net unrealized gain/(loss) for the three months ended September 30, 2024 and 2023 (in thousands). During the three months ended September 30, 2024, there were unrealized gains on our residential mortgage loans and Non-Agency RMBS which were offset by unrealized losses on securitized debt and interest rate swaps.

	Three Months Ended
	September 30, 2024	September 30, 2023
Residential mortgage loans	$192,918	$(92,322)
Commercial loans	72	—
Real estate securities	4,108	(2,584)
Securitized debt	(172,421)	85,793
Derivatives	(4,977)	345
Total Net unrealized gain/(loss)	$19,700	$(8,768)

Management fee to affiliate

Our management fee is based upon a percentage of our Stockholders’ Equity. See the "Contractual obligations" section of this Item 2 for further detail on the calculation of our management fee and for the definition of Stockholders’ Equity. In connection with the WMC acquisition, we and our Manager entered into the MITT Management Agreement Amendment pursuant to which the base management fee will be reduced by $0.6 million for the first four quarters following the transaction closing, beginning with the fiscal quarter in which the transaction closing occurs (i.e., resulting in an aggregate $2.4 million waiver of base management fees). During the three months ended September 30, 2024, the base management fee was reduced by $0.6 million. This was offset by an increase in stockholders' equity as calculated pursuant to the management agreement as a result of the WMC acquisition.

Non-investment related expenses

Non-investment related expenses are primarily comprised of professional fees, directors’ and officers’ ("D&O") insurance, directors’ compensation, and certain non-investment related expenses reimbursable to our Manager or its affiliates. We are required to reimburse our Manager or its affiliates for operating expenses incurred by our Manager or its affiliates on our behalf, including certain compensation expenses and other expenses relating to legal, accounting, and other services. Refer to the "Contractual obligations" section below for more detail on certain expenses reimbursable to our Manager or its affiliates. The following table presents a summary of our non-investment related expenses (in thousands).

	Three Months Ended
	September 30, 2024	September 30, 2023
Affiliate reimbursement (1)	$1,636	$1,400
Professional Fees	341	443
D&O insurance	335	272
Directors' compensation	259	176
Other	179	163
Total Non-investment related expenses	$2,750	$2,454
(1)For the three months ended September 30, 2024, the Manager agreed to waive its right to receive expense reimbursements of $0.3 million pursuant to the MITT Management Agreement Amendment executed in connection with the Merger. Of the $1.3 million expense reimbursement waiver agreed upon in connection with the Merger, $0.2 million remains outstanding as of September 30, 2024.

Investment related expenses

Investment related expenses are primarily comprised of servicing fees, asset management fees, trustee fees, and certain investment related expenses reimbursable to the Manager or its affiliates. We are required to reimburse our Manager or its affiliates for operating expenses incurred by our Manager or its affiliates on our behalf associated with our investment portfolio. The WMC acquisition in December 2023 resulted in an increase in our residential mortgage loan portfolio of $1.1 billion of unpaid principal balance, which contributed to an increase in investment related expenses. The following table presents a summary of our investment related expenses (in thousands).

	Three Months Ended
	September 30, 2024	September 30, 2023
Affiliate reimbursement	$194	$148
Servicing fees	1,827	999
Residential mortgage loan asset management fees	660	692
Trustee and bank fees	548	364
Other	182	144
Total Investment related expenses	$3,411	$2,347

Transaction related expenses

Historically, transaction related expenses have included expenses primarily associated with purchasing and securitizing residential mortgage loans as well as certain other transaction and performance related fees associated with assets we invest in. Transaction related expenses decreased from the three months ended September 30, 2023 to the three months ended September 30, 2024 primarily due to less expenses associated with securitizations and, for the three months ended September 30, 2023, we incurred $4.9 million of transaction expenses attributable to the WMC acquisition.

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

	Three Months Ended
	September 30, 2024	September 30, 2023
MATT Non-QM Securities (1)	$(1,070)	$2,606
Land Related Financing	—	64
Re/Non-Performing Securities	6	338
AG Arc (2)	215	(2,820)
Equity in earnings/(loss) from affiliates	$(849)	$188
(1)For the three months ended September 30, 2024, the earnings/(loss) generated from our investment in MATT Non-QM Securities consisted of interest income of $0.6 million and net unrealized losses of $(1.7) million. For the three months ended September 30, 2023, the earnings/(loss) generated from our investment in MATT Non-QM Securities consisted of net interest income of $1.1 million, interest expense of $(0.2) million, and net unrealized gains of $1.7 million.
(2)Refer to the table below for additional detail on the earnings/(loss) generated from our investment in AG Arc.

The below table further disaggregates our "Equity in earnings/(loss) from affiliates" line item on our consolidated statements of operations (in thousands).

	Three Months Ended
	September 30, 2024	September 30, 2023
Interest income	$924	$1,410
Interest expense	72	239
Total Net Interest Income	852	1,171

Net unrealized gain/(loss)	(1,883)	1,946

After-tax earnings/(loss) at AG Arc (1)	(186)	(109)
Net unrealized gain/(loss) on investment in AG Arc (2)	760	(1,911)
Elimination of gains on loans sold to MITT (3)	(359)	(800)
Total AG Arc Earnings/(Loss)	215	(2,820)

Other operating expenses	33	109

Equity in earnings/(loss) from affiliates	$(849)	$188
(1)The earnings/(loss) at AG Arc during the three months ended September 30, 2024 were the result of $(0.1) million related to changes in the fair value of the MSR portfolio held by Arc Home and $(0.1) million of losses related to Arc Home's lending and servicing operations. The earnings/(loss) at AG Arc during the three months ended September 30, 2023 were primarily the result of $(0.4) million of losses related to changes in the fair value of the MSR portfolio held by Arc Home, offset by $0.3 million of income related to Arc Home's lending and servicing operations.
(2)As of September 30, 2024, the fair value of our investment in Arc Home was calculated using a valuation multiple of 0.95x of book value, which was increased from 0.94x of book value as of June 30, 2024. As of September 30, 2023, the fair value of our investment in Arc Home was calculated using a valuation multiple of 0.89x of book value, which was reduced from 0.94x of book value as of June 30, 2023.
(3)The earnings recognized by AG Arc do not include our portion of gains recorded by Arc Home in connection with the sale of residential mortgage loans to us. Refer to Note 10 to the "Notes to Consolidated Financial Statements (unaudited)" for more information on this accounting policy.

Dividends on Preferred Stock

Holders of our Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock are entitled to receive cumulative cash dividends at their respective rates per annum on the $25.00 per share liquidation preference for each series. Our Series A Preferred Stock and Series B Preferred Stock have fixed rates of 8.25% and 8.00%, respectively. The initial dividend rate for our Series C Preferred Stock, from issuance through September 16, 2024, was 8.000%. On and after September 17, 2024, dividends on the Series C Preferred Stock accumulate at an annual floating rate of three-month CME Term SOFR (plus a tenor spread adjustment of 0.26161%) plus a spread of 6.476%.

Nine Months Ended September 30, 2024 compared to the Nine Months Ended September 30, 2023

The table below presents certain information from our consolidated statements of operations for the nine months ended September 30, 2024 and 2023 (in thousands).

	Nine Months Ended
	September 30, 2024	September 30, 2023	Increase/(Decrease)
Statement of Operations Data:
Net Interest Income
Interest income	$302,843	$182,802	$120,041
Interest expense	254,333	148,309	106,024
Total Net Interest Income	48,510	34,493	14,017

Other Income/(Loss)
Net interest component of interest rate swaps	6,447	5,025	1,422
Net realized gain/(loss)	(9,928)	9,171	(19,099)
Net unrealized gain/(loss)	20,488	(257)	20,745
Total Other Income/(Loss)	17,007	13,939	3,068

Expenses
Management fee to affiliate	5,202	6,190	(988)
Non-investment related expenses	8,610	7,848	762
Investment related expenses	10,185	6,905	3,280
Transaction related expenses	2,164	9,700	(7,536)
Total Expenses	26,161	30,643	(4,482)

Income/(loss) before equity in earnings/(loss) from affiliates	39,356	17,789	21,567

Equity in earnings/(loss) from affiliates	2,099	642	1,457
Net Income/(Loss)	41,455	18,431	23,024

Dividends on preferred stock	(13,888)	(13,758)	(130)

Net Income/(Loss) Available to Common Stockholders	$27,567	$4,673	$22,894

Interest income

Interest income increased from the nine months ended September 30, 2023 to the nine months ended September 30, 2024 primarily as a result of an increased investment portfolio resulting from the WMC acquisition in December 2023 along with purchases of residential mortgage loans during the period and an increase in the weighted average yield of our investment portfolio. The following table presents a summary of the weighted average amortized cost of and the weighted average yield on our GAAP investment portfolio ($ in millions).

	Nine Months Ended
	September 30, 2024	September 30, 2023	Increase/(Decrease)
Weighted average amortized cost of our GAAP investment portfolio	$6,837	$4,825	$2,012
Weighted average yield on our GAAP investment portfolio	5.91%	5.05%	0.86%

Interest expense

Interest expense increased from the nine months ended September 30, 2023 to the nine months ended September 30, 2024 due to an increase in the GAAP financing balance outstanding resulting from the assumption of financing through the WMC acquisition in December 2023 along with the issuance of securitized debt and Senior Unsecured Notes during the period. Additionally, there was an increase in the weighted average financing rate. The following table presents a summary of the weighted average financing balance and the weighted average financing rate on our GAAP investment portfolio ($ in millions).

	Nine Months Ended
	September 30, 2024	September 30, 2023	Increase/(Decrease)
Weighted average GAAP financing balance	$6,470	$4,445	$2,025
Weighted average financing rate on our GAAP investment portfolio	5.24%	4.45%	0.79%

Net interest component of interest rate swaps

We recorded income on the net interest component of interest rate swaps during the nine months ended September 30, 2024 and 2023 as a result of our swap portfolio being in a net receive position. Interest income increased from the nine months ended September 30, 2023 to the nine months ended September 30, 2024 as a result of an increase in the net weighted average notional balance along with an increase in the net weighted average receive rate during the nine months ended September 30, 2024 compared with the nine months ended September 30, 2023. The following table presents a summary of our interest rate swap portfolio as of September 30, 2024 and 2023 ($ in millions).

	September 30, 2024	September 30, 2023	Increase/(Decrease)
Interest rate swap notional value	$305	$405	$(100)
Weighted average receive-variable rate	4.96%	5.31%	(0.35)%
Weighted average pay-fix rate	3.28%	3.99%	(0.71)%
Net weighted average (pay)/receive rate	1.68%	1.32%	0.36%

Net realized gain/(loss)

The following table presents a summary of Net realized gain/(loss) for the nine months ended September 30, 2024 and 2023 (in thousands). The realized loss during the nine months ended September 30, 2024 was primarily driven by losses from unwinding pay-fix, receive-variable interest rate swaps which were held at unrealized losses, offset by gains on the sales of Agency RMBS and Non-Agency RMBS.

	Nine Months Ended
	September 30, 2024	September 30, 2023
Sales of residential mortgage loans and loans transferred to or sold from Other assets	$323	$(11,409)
Sales of real estate securities	13,024	(38)
Settlement of derivatives and other instruments	(23,275)	20,618
Total Net realized gain/(loss)	$(9,928)	$9,171

Net unrealized gain/(loss)

The following table presents a summary of Net unrealized gain/(loss) for the nine months ended September 30, 2024 and 2023 (in thousands). During the nine months ended September 30, 2024, there were unrealized gains on residential mortgage loans and interest rate swaps offset by unrealized losses on our securitized debt.

	Nine Months Ended
	September 30, 2024	September 30, 2023
Residential mortgage loans	$207,250	$(13,217)
Commercial loans	322	—
Real estate securities	(706)	(2,282)
Securitized debt	(188,779)	25,346
Derivatives	2,401	(10,104)
Total Net unrealized gain/(loss)	$20,488	$(257)

Management fee to affiliate

During the nine months ended September 30, 2024, the base management fee was reduced by $1.8 million in connection with the WMC acquisition. This was offset by an increase in stockholders' equity as calculated pursuant to the management agreement as a result of the WMC acquisition.

Non-investment related expenses

The following table presents a summary of our non-investment related expenses (in thousands).

	Nine Months Ended
	September 30, 2024	September 30, 2023
Affiliate reimbursement (1)	$4,936	$4,200
Professional Fees	1,113	1,505
D&O insurance	1,003	817
Directors' compensation	903	529
Other	655	797
Total Non-investment related expenses	$8,610	$7,848
(1)For the nine months ended September 30, 2024, the Manager agreed to waive its right to receive expense reimbursements of $0.9 million pursuant to the MITT Management Agreement Amendment executed in connection with the Merger. Of the $1.3 million expense reimbursement waiver agreed upon in connection with the Merger, $0.2 million remains outstanding as of September 30, 2024.

Investment related expenses

The following table presents a summary of our investment related expenses (in thousands). The WMC acquisition in December 2023 resulted in an increase in our residential mortgage loan portfolio of $1.1 billion of unpaid principal balance, which contributed to an increase in investment related expenses.

	Nine Months Ended
	September 30, 2024	September 30, 2023
Affiliate reimbursement	$395	$360
Servicing fees	5,601	3,044
Residential mortgage loan asset management fees	1,994	1,981
Trustee and bank fees	1,594	1,106
Other	601	414
Total Investment related expenses	$10,185	$6,905

Transaction related expenses

Transaction related expenses decreased from the nine months ended September 30, 2023 to the nine months ended September 30, 2024 primarily due to less expenses associated with securitizations and, for the nine months ended September 30, 2023, we incurred $4.9 million of transaction expenses attributable to the WMC acquisition.

Equity in earnings/(loss) from affiliates

The below tables summarize the components of the "Equity in earnings/(loss) from affiliates" line item on our consolidated statements of operations (in thousands).

	Nine Months Ended
	September 30, 2024	September 30, 2023
MATT Non-QM Securities (1)	$307	$4,580
Land Related Financing (2)	—	805
Re/Non-Performing Securities	322	249
AG Arc (3)	1,470	(4,992)
Equity in earnings/(loss) from affiliates	$2,099	$642
(1)For the nine months ended September 30, 2024, the earnings/(loss) generated from our investment in MATT Non-QM Securities consisted of interest income of $2.2 million, net unrealized losses of $(1.8) million, and other expenses of $(0.1) million. For the nine months ended September 30, 2023, the earnings/(loss) generated from our investment in MATT Non-QM Securities consisted of net interest income of $3.2 million, interest expenses of $(0.5) million, net unrealized gains of $2.1 million, and other expenses of $(0.2) million.
(2)Decrease in Land Related Financing as assets held within LOTS paid off in full during 2023.
(3)Refer to the table below for additional detail on the earnings/(loss) generated from our investment in AG Arc.

The below table further disaggregates our "Equity in earnings/(loss) from affiliates" line item on our consolidated statements of operations (in thousands).

	Nine Months Ended
	September 30, 2024	September 30, 2023
Interest income	$3,055	$4,923
Interest expense	216	752
Total Net Interest Income	2,839	4,171

Net unrealized gain/(loss)	(2,061)	1,861

After-tax earnings/(loss) at AG Arc (1)	(24)	(2,115)
Net unrealized gain/(loss) on investment in AG Arc (2)	2,459	(1,736)
Elimination of gains on loans sold to MITT (3)	(965)	(1,141)
Total AG Arc Earnings/(Loss)	1,470	(4,992)

Other operating expenses	149	398

Equity in earnings/(loss) from affiliates	$2,099	$642
(1)The earnings/(loss) at AG Arc during the nine months ended September 30, 2024 were primarily the result of $(0.6) million of losses related to Arc Home's lending and servicing operations, offset by $0.6 million related to changes in the fair value of the MSR portfolio held by Arc Home. The earnings/(loss) at AG Arc during the nine months ended September 30, 2023 were primarily the result of $(1.6) million related to changes in the fair value of the MSR portfolio held by Arc Home, along with $(0.5) million of losses related to Arc Home's lending and servicing operations.
(2)As of September 30, 2024, the fair value of our investment in Arc Home was calculated using a valuation multiple of 0.95x of book value, which was increased from 0.89x of book value as of December 31, 2023. As of September 30, 2023, the fair value of our investment in Arc Home was calculated using a valuation multiple of 0.89x of book value, which was reduced from 0.94x of book value as of December 31, 2022.
(3)The earnings recognized by AG Arc do not include our portion of gains recorded by Arc Home in connection with the sale of residential mortgage loans to us. Refer to Note 10 to the "Notes to Consolidated Financial Statements (unaudited)" for more information on this accounting policy.

Dividends on Preferred Stock

Holders of our Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock are entitled to receive cumulative cash dividends at their respective rates per annum on the $25.00 per share liquidation preference for each series. Our Series A Preferred Stock and Series B Preferred Stock have fixed rates of 8.25% and 8.00%, respectively. The initial dividend rate for our Series C Preferred Stock, from issuance through September 16, 2024, was 8.000%. On and after September 17, 2024, dividends on the Series C Preferred Stock accumulate at an annual floating rate of three-month CME Term SOFR (plus a tenor spread adjustment of 0.26161%) plus a spread of 6.476%.

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

A reconciliation of "Net Income/(loss) available to common stockholders" to EAD for the three and nine months ended September 30, 2024 and 2023 is set forth below (in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net Income/(loss) available to common stockholders	$11,924	$(6,751)	$27,567	$4,673
Add (Deduct):
Net realized (gain)/loss	10,788	(7,127)	9,928	(9,171)
Net unrealized (gain)/loss	(19,700)	8,768	(20,488)	257
Transaction related expenses and deal related performance fees (1)	709	7,605	2,235	9,857
Equity in (earnings)/loss from affiliates	849	(188)	(2,099)	(642)
EAD from equity method investments (2)(3)	306	(215)	134	(648)
Earnings available for distribution	$4,876	$2,092	$17,277	$4,326

Earnings available for distribution, per Diluted Share	$0.17	$0.10	$0.59	$0.21
(1)For the three months ended September 30, 2024 and 2023, total transaction related expenses and deal related performance fees included $0.7 million and $7.6 million, respectively, recorded within the "Transaction related expenses" line item and $25 thousand and $9 thousand, respectively, recorded within the "Interest expense" line item, which relates to the amortization of deferred financing costs. For the nine months ended September 30, 2024 and 2023, total transaction related expenses and deal related performance fees included $2.2 million and $9.7 million, respectively, recorded within the "Transaction related expenses" line item and $0.1 million and $0.2 million, respectively, recorded within the "Interest expense" line item, which relates to the amortization of deferred financing costs.
(2)For the three months ended September 30, 2024 and 2023, $32 thousand or $0.00 per share and $0.4 million or $0.02 per share, respectively; and for the nine months ended September 30, 2024 and 2023, $1.6 million or $0.05 per share and $1.2 million or $0.06 per share, respectively, of realized and unrealized changes in the fair value of Arc Home's net mortgage servicing rights and corresponding derivatives, and other asset impairments were excluded from EAD, net of deferred tax expense or benefit. Additionally, for the three months ended September 30, 2024 and 2023, $0.8 million or $0.03 per share and $(1.9) million or $(0.09) per share, respectively; and for the nine months ended September 30, 2024 and 2023, $2.5 million or $0.08 per share and $(1.7) million or $(0.08) per share, respectively, of unrealized changes in the fair value of our investment in Arc Home were excluded from EAD.
(3)EAD recognized by AG Arc does not include our portion of gains recorded by Arc Home in connection with the sale of residential mortgage loans to us. For the three months ended September 30, 2024 and 2023, we eliminated $0.4 million or $0.01 per share and $0.8 million or $0.04 per share, respectively, of intra-entity profits recognized by Arc Home, and also decreased the cost basis of the underlying loans we purchased by the same amount. For the nine months ended September 30, 2024 and 2023, we eliminated $1.0 million or $0.03 per share and $1.1 million or $0.06 per share, respectively, of intra-entity profits recognized by Arc Home, and also decreased the cost basis of the underlying loans we purchased by the same amount. Refer to Note 10 to the "Notes to Consolidated Financial Statements (unaudited)" for more information on this accounting policy.

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

GAAP net interest margin and non-GAAP net interest margin, a non-GAAP financial measure, are calculated by subtracting the weighted average cost of funds from the weighted average yield for our GAAP investment portfolio and our investment portfolio, respectively. The weighted average yield represents an effective interest rate on our cost basis, which utilizes all estimates of future cash flows and adjusts for actual prepayment and cash flow activity as of quarter-end. The calculation of weighted average yield is weighted on cost at quarter-end. The weighted average cost of funds is the sum of the weighted average funding costs on total financing arrangements outstanding at quarter-end, including all non-recourse financing arrangements, and our weighted average hedging cost or benefit, which is the weighted average of the net pay or receive rates on our interest rate swaps. GAAP and non-GAAP cost of funds are weighted by the outstanding financing arrangements on our GAAP investment portfolio and our investment portfolio, respectively, and the cost of securitized debt at quarter-end.

Our leverage ratio is determined by our portfolio mix as well as many additional factors, including the liquidity of our portfolio, the availability and price of our financing, the available capacity to finance our assets, and anticipated regulatory developments. See the "Financing activities" section below for more detail on our leverage ratio.

Investment portfolio

The following tables present a summary of our Investment Portfolio, inclusive of net interest margin and leverage ratios, as of September 30, 2024 and a reconciliation of these metrics on our Investment Portfolio to their respective metrics on our GAAP Investment Portfolio ($ in thousands).

	Investment			Securitized Debt			Cost of Funds (c)	Allocated Equity (d)	Net Interest Margin
Instrument	Amortized Cost	Fair Value	Yield (a)(b)	Amortized Cost	Fair Value	Financing Arrangements				Leverage Ratio (e)
Residential Investments
Securitized Non-Agency Loans	$6,235,950	$6,052,165	5.60%	$5,511,198	$5,391,483	$364,626	5.21%	$296,056	0.39%	1.0x
Securitized Re/Non-Performing Loans	188,142	174,533	6.10%	112,682	106,069	42,688	4.33%	25,776	1.77%	1.6x
Agency-Eligible Loans	111,667	112,821	6.76%	—	—	103,745	6.57%	9,076	0.19%	11.4x
Home Equity Loans	135,272	136,854	9.62%	—	—	114,475	5.93%	22,379	3.69%	5.1x
Non-Agency Loans	13,770	13,405	4.52%	—	—	7,674	5.04%	5,731	(0.52)%	1.3x
Residential Whole Loans	860	1,967	111.21%	—	—	—	—%	1,967	111.21%	N/A
Non-Agency RMBS	140,693	143,699	8.89%	—	—	90,155	5.69%	53,544	3.20%	1.7x
Total Residential Investments	6,826,354	6,635,444	5.79%	5,623,880	5,497,552	723,363	5.23%	414,529	0.56%	1.6x

Agency RMBS	21,068	20,237	7.95%	—	—	2,141	5.56%	18,096	2.39%	0.1x

Legacy WMC Commercial Investments (f)
Commercial Loans	66,458	66,875	9.63%	—	—	47,222	8.13%	19,653	1.50%	2.4x
CMBS (g)	57,987	52,685	16.93%	—	—	20,313	6.88%	32,372	10.05%	0.6x
Total Legacy WMC Commercial Investments	124,445	119,560	13.03%	—	—	67,535	7.75%	52,025	5.28%	1.3x

Other Securities	1,026	998	12.45%	—	—	—	—%	998	12.45%	N/A
Total Investment Portfolio	$6,972,893	$6,776,239	5.93%	$5,623,880	$5,497,552	$793,039	5.25%	$485,648	0.68%	1.5x
Cash and Cash Equivalents (h)								102,532	4.82%
Interest Rate Swaps (i)								7,956	1.68%
Arc Home								30,967
Senior Unsecured Notes								(95,548)	10.61%
Non-Interest Earning Assets, net								8,530
Total Stockholders' Equity								$540,085		1.5x

	Investment			Securitized Debt			Cost of Funds (c)	Allocated Equity (d)	Net Interest Margin
	Amortized Cost	Fair Value	Yield (a)(b)	Amortized Cost	Fair Value	Financing Arrangements				Leverage Ratio (e)
Total Investment Portfolio	$6,972,893	$6,776,239	5.93%	$5,623,880	$5,497,552	$793,039	5.25%	$485,648	0.68%	1.5x
Investments in Debt and Equity of Affiliates	16,745	20,061	20.59%	—	—	3,540	7.66%	16,521	12.93%	(j)
GAAP Investment Portfolio	$6,956,148	$6,756,178	5.90%	$5,623,880	$5,497,552	$789,499	5.25%	$469,127	0.65%	11.8x
(a)Excludes any net TBA positions.
(b)As of September 30, 2024, the weighted average yields are presented based on the amortized cost of the underlying loans and securities. The weighted average yield of the Company's investment portfolio based on the fair value of the underlying loans and securities as of September 30, 2024 was 6.00%.
(c)The cost of funds related to the financing on our investment portfolio inclusive of the benefit of 0.08% from our interest rate hedges was 5.25%. When including our Senior Unsecured Notes, the total cost of funds was 5.33%.
(d)Allocated equity represents the investment fair value less the associated securitized debt at fair value and financing arrangements, where applicable.
(e)The leverage ratio on each asset class and on our investment portfolio represents Economic Leverage as defined below in the "Financing Activities" section and is calculated by dividing each investment type's total recourse financing arrangements less any cash posted as collateral by its equity invested inclusive of any cash collateral posted on financing arrangements. The Economic Leverage Ratio excludes any fully non-recourse financing arrangements and includes any net receivables or payables on TBAs. The leverage ratio on our GAAP Investment Portfolio represents GAAP leverage as defined below in the "Financing Activities" section.
(f)We expect to either hold the Legacy WMC Commercial Investments until maturity or opportunistically exit these investments.
(g)As of September 30, 2024, there are Legacy WMC CMBS with an unpaid principal balance of $23.5 million and a fair value of $6.3 million which are on non-accrual or cost recovery status.
(h)Cash and cash equivalents may include a portion of cash invested in money market funds. The yield represents the interest earned on money market funds as of period end.
(i)Interest rate swaps represents the sum of the net fair value of interest rate swaps and the margin posted on interest rate swaps as of period end. Yield on interest rate swaps represents the weighted average net receive/(pay) rate as of period end. The impact of the net interest component of interest rate swaps on the cost of funds is included within the respective investment portfolio asset line items.
(j)Refer to the "Financing activities" section below for an aggregate breakout of leverage.

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

The following table summarizes our Securitized residential mortgage loans and Securitized debt, as well as the economic interest on retained Certificates related to our Non-Agency VIEs as of September 30, 2024 (in thousands).

	Unpaid Principal Balance	Fair Value
Securitized residential mortgage loans in Non-Agency VIEs	$6,242,559	$6,052,165
Securitized debt in Non-Agency VIEs (1)	5,634,967	5,391,483
Other assets (2)	N/A	774
Retained Certificates from Non-Agency VIEs (3)(4)(5)(6)		$661,456

Retained interests in Non-Agency VIEs	Current Face	Fair Value
Senior Bonds	$59,516	$60,164
Mezzanine Bonds	23,348	22,290
Subordinate Bonds	524,780	406,594
Interest Only / Excess Servicing Bonds (1)(7)	N/A	172,408
Retained Certificates from Non-Agency VIEs (3)(4)(5)(6)		$661,456
Financing arrangements on retained Certificates from Non-Agency VIEs		364,626
Retained Certificates from Non-Agency VIEs, net of financing arrangements		$296,830
(1)Interest Only securities have no principal balances and bear interest based on a notional value. The notional value is used solely to determine interest distributions on the interest only classes of securities. As of September 30, 2024, the Securitized debt in Non-Agency VIEs line item includes interest only classes with a notional value of $1.3 billion. As of September 30, 2024, the notional value of Interest Only / Excess Servicing Bonds was $11.6 billion.
(2)Represents the fair value of real estate owned within Non-Agency VIEs. We record real estate owned at the lower of cost or fair value less estimated costs to sell. As of September 30, 2024, we recorded real estate owned within our Non-Agency VIEs at $0.7 million.
(3)Maximum loss exposure from our involvement with VIEs pertains to the fair value of the Certificates retained from the VIEs. We have no obligation to provide any other explicit or implicit support to the securitization trusts.
(4)As of September 30, 2024, our equity at risk included bonds with a fair value of $438.6 million held in order to comply with Risk Retention Rules. We are generally required to hold the Required Credit Risk until the later of (i) the fifth anniversary of the securitization closing date and (ii) the date on which the aggregate unpaid principal balance of the mortgage loans has been reduced to 25% of the aggregate unpaid principal balance of the mortgage loans as of the securitization closing date, but no longer than the seventh anniversary of the closing date.
(5)As of September 30, 2024, a portion of our equity at risk included bonds exposed to the first loss of the securitization with a fair value of $112.6 million.
(6)Excludes net other asset/(liabilities) held within the VIEs of $7.8 million as of September 30, 2024.
(7)As the sponsor and depositor of each securitization, we may purchase all of the outstanding Certificates (an "Optional Redemption") following the earlier of (1) an applicable anniversary date (typically two or three years) of the respective securitization or (2) the date at which the unpaid principal balance of the applicable collateral has declined below a certain percentage (typically 10% to 30%) of the principal balance originally contributed to the securitization. As of September 30, 2024, there were four securitizations with an unpaid principal balance of $0.6 billion that met the criteria for an Optional Redemption.

Securitized residential mortgage loans and Residential mortgage loans

The following table presents information regarding collateral characteristics of our residential mortgage loans as of September 30, 2024 ($ in thousands).

	Unpaid Principal Balance		Weighted Average (1)(2)
		Loan Count (1)	Original LTV Ratio (3)	Current FICO (4)	Coupon	Life (Years) (5)
Securitized residential mortgage loans
Non-Agency Loans	$6,242,559	15,494	67.74%	762	5.60%	8.77
Re- and Non-Performing Loans	202,824	1,374	79.82%	656	3.95%	5.71
Total Securitized residential mortgage loans	$6,445,383	16,868	68.13%	758	5.55%	8.67
Residential mortgage loans
Agency-Eligible Loans	$109,219	235	72.93%	778	7.58%	3.73
Home Equity Loans	130,652	1,725	65.33%	742	10.72%	4.25
Non-Agency Loans	14,018	25	65.88%	644	7.57%	3.61
Re- and Non-Performing Loans (1)	2,094	N/A	N/A	N/A	N/A	1.46
Total Residential mortgage loans	$255,983	1,985	68.63%	749	9.19%	3.97
Total as of September 30, 2024	$6,701,366	18,853	68.14%	758	5.69%	8.49
(1)Loan count and weighted average excludes the Re- and Non-Performing Loans subcategory of Residential mortgage loans above as there may be limited data available regarding the underlying collateral of these residual positions.
(2)Amounts are weighted based on unpaid principal balance.
(3)Represents the original LTV or, for Re- and Non-Performing Loans and Non-Agency Loans acquired from WMC, the LTV at acquisition. For Home Equity Loans, represents the combined LTV, which considers the loan balances on a borrower’s first mortgage and related Home Equity Loan.
(4)Weighted average current FICO excludes borrowers where FICO scores were not available. Data is based on the latest available information.
(5)Weighted average life is based on projected life. Typically, actual maturities are shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

See Note 3 to the "Notes to Consolidated Financial Statements (unaudited)" for additional information on credit quality and a breakout of geographic concentration of credit risk within loans we include in the "Securitized residential mortgage loans, at fair value" and "Residential mortgage loans, at fair value" line items on our consolidated balance sheets.

Legacy WMC Commercial loans

See Note 3 to the "Notes to Consolidated Financial Statements (unaudited)" for information on the coupons, weighted average life, geographic concentration, collateral characteristics, LTV, and maturities of the loans we include in the "Commercial loans, at fair value" line item on our consolidated balance sheets.

Non-Agency RMBS and Legacy WMC CMBS & Other Securities

The following table presents the fair value, coupon, and weighted average life of our Non-Agency RMBS and Legacy WMC CMBS and Other Securities portfolios as of September 30, 2024 ($ in thousands).

			Weighted Average
Instrument	Current Face	Fair Value	Coupon (1)	Life (Years) (2)
GCAT Non-Agency RMBS
GCAT Non-Agency Securities	$43,794	$37,424	4.82%	6.93
GCAT Non-Agency RMBS Interest Only (3)	N/A	3,469	0.81%	3.10
MATT Non-QM Securities (3)	4,497	13,050	0.45%	3.11
Re/Non-Performing Securities (3)	5,516	7,011	1.01%	0.15
Total GCAT Non-Agency RMBS	53,807	60,954	1.32%	3.31
Non-Agency Securities	84,641	81,797	6.16%	11.18
Non-Agency RMBS Interest Only (3)	N/A	948	0.50%	6.28
Total Non-Agency RMBS	$138,448	$143,699	2.13%	4.81

CMBS	100,896	52,685	5.37%	2.14
Other Securities	N/A	998	N/A	7.80

Total Non-Agency RMBS, CMBS, and Other Securities	$239,344	$197,382	2.76%	4.43
Less: Investments in Debt and Equity of Affiliates	$10,013	$20,061	0.54%	2.85
Total GAAP Non-Agency RMBS and CMBS	$229,331	$177,321	3.81%	5.65
(1)Equity residual investments with a zero coupon rate are excluded from this calculation.
(2)Weighted average life is based on projected life. Typically, actual maturities are shorter than stated contractual maturities.
(3)Interest Only securities have no principal balances and bear interest based on a notional value. The notional value is used solely to determine interest distributions on the interest only classes of securities. As of September 30, 2024, the notional value of interest only classes included in the GCAT Non-Agency RMBS Interest Only, MATT Non-QM Securities, Re/Non-Performing Securities, and Non-Agency RMBS Interest Only line items was $87.3 million, $274.8 million, $21.5 million, and $81.4 million, respectively.

The following table presents the fair value of our Non-Agency RMBS and Legacy WMC CMBS and Other Securities by credit rating as of September 30, 2024 (in thousands).

		Legacy WMC
Credit Rating (1)	Non-Agency RMBS	CMBS	Other Securities
AAA	$30,886	$—	$—
AA	18,426	—	—
A	12,893	—	—
BBB	19,653	4,889	—
BB	13,324	—	—
B	7,234	1,182	—
Below B	—	31,364	—
Not Rated	41,283	15,250	998
Total: Non-Agency RMBS	$143,699	$52,685	$998
Less: Investments in Debt and Equity of Affiliates	$20,061	$—	$—
Total: GAAP Basis	$123,638	$52,685	$998
(1)Represents the minimum rating for rated assets of S&P, Moody's, Morningstar, and Fitch credit ratings, stated in terms of the S&P equivalent.

The following table presents the collateral type of our Non-Agency RMBS and Legacy WMC CMBS portfolio as of September 30, 2024 (in thousands).

Instrument	Current Face	Fair Value
Non-Agency RMBS
Non-QM Loans (1)	$54,014	$58,946
Re- and Non-Performing Loans (1)	5,516	7,011
Prime (1)	78,918	77,742
Total Non-Agency RMBS	$138,448	$143,699

Legacy WMC CMBS
Single-Asset/Single-Borrower - Fixed Rate	$51,400	$23,032
Single-Asset/Single-Borrower - Floating Rate	34,450	19,061
Conduit - Fixed Rate	15,046	10,592
Total Legacy WMC CMBS	$100,896	$52,685
(1)The current face on our Non-Agency RMBS excludes interest only classes which have no principal balances and bear interest based on a notional value. The notional value is used solely to determine interest distributions on the interest only classes of securities. As of September 30, 2024, the notional value of interest only classes included in the Non-QM Loans, Re-and Non-Performing Loans, and Prime line items was $362.1 million, $21.5 million, and $81.4 million, respectively.

The following table presents the geographic concentration of the underlying collateral for our Non-Agency RMBS and Legacy WMC CMBS portfolios as of September 30, 2024 ($ in thousands).

Non-Agency RMBS			Legacy WMC CMBS
Geographic Location	Concentration	Fair Value	Geographic Location	Concentration	Fair Value
California	31.0%	$44,490	California	37.2%	$19,592
New York	10.4%	15,003	Bahamas	27.6%	14,559
Florida	9.4%	13,459	Minnesota	11.1%	5,854
Texas	5.4%	7,801	Texas	5.5%	2,911
North Carolina	3.4%	4,836	New York	3.0%	1,600
Other	40.4%	58,110	Other	15.6%	8,169
Total	100.0%	$143,699	Total	100.0%	$52,685

Agency RMBS

Although our investment activities primarily include acquiring and securitizing newly-originated residential mortgage loans, from time to time we invest excess liquidity into Agency RMBS. The following table presents certain characteristics of our Agency RMBS portfolio as of September 30, 2024 ($ in thousands).

		Weighted Average
	Fair Value	CPR (1)	Coupon	Life (2)
Agency RMBS Interest Only	$20,237	4.6%	4.06%	5.70
(1)Represents the weighted average monthly Constant Prepayment Rates ("CPR") published during the period for our in-place portfolio.
(2)Weighted average life is based on projected life. Typically, actual maturities are shorter than stated contractual maturities. .

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

Repurchase agreements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a "haircut." The size of the haircut reflects the perceived risk associated with the pledged asset. Haircuts may change as our financing arrangements mature or roll and are sensitive to governmental regulations. Interest rates for our financing arrangements are determined based on prevailing rates (typically a spread over a base rate) corresponding to the terms of the borrowings, and interest is paid on a monthly basis or, for shorter term arrangements, at the end of the term. Repurchase agreements typically have a term of up to one year for loans and a term of 30 to 90 days for securities. Repurchase agreements are generally mark-to-market with respect to margin calls and recourse to us. We had outstanding financing arrangements with six and seven counterparties as of September 30, 2024 and December 31, 2023, respectively.

Our financing arrangements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each financing arrangement, typical supplemental terms include requirements of minimum equity and liquidity, leverage ratios, and performance triggers. In addition, some of the financing arrangements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that we fail to comply with the covenants contained in these financing arrangements or are otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the associated agreement. As of September 30, 2024, we are in compliance with all of our financial covenants.

We also use securitized debt to finance our loan portfolio. Securitized debt is generally non-mark-to-market with respect to margin calls and non-recourse to us.

Legacy WMC Convertible Notes

Through our acquisition of WMC, we assumed the Legacy WMC Convertible Notes. In September 2024, we paid off the remaining principal amount outstanding of the Legacy WMC Convertible Notes at maturity. See Note 6 to the "Notes to Consolidated Financial Statements (unaudited)" for additional information on the Legacy WMC Convertible Notes.

Senior Unsecured Notes

On January 26, 2024, we issued $34.5 million principal amount of 9.500% senior notes due 2029.

On May 15, 2024, we issued $65.0 million principal amount of 9.500% senior notes due 2029.

See Note 6 to the "Notes to Consolidated Financial Statements (unaudited)" for additional information on the Senior Unsecured Notes.

Recourse and non-recourse financing

The below table provides detail on the breakout between recourse and non-recourse financing as of September 30, 2024 (in thousands).

September 30, 2024
Recourse financing - Financing arrangements, including those in Investments in Debt and Equity of Affiliates	$739,704
Recourse Financing - Senior Unsecured Notes	95,548
Non-recourse financing - Securitized debt, at fair value	5,497,552
Non-recourse financing - Financing arrangements	53,335
Total Financing	6,386,139

Less:
Recourse financing - Financing arrangements included in Investments in Debt and Equity of Affiliates	3,540
Total Financing in Investments in Debt and Equity of Affiliates	3,540

Total Financing: GAAP Basis	$6,382,599

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

We define GAAP leverage as the sum of (1) GAAP Securitized debt, at fair value, (2) GAAP Financing arrangements, net of any restricted cash posted on such financing arrangements, (3) Senior Unsecured Notes, and (4) the amount payable on purchases that have not yet settled less the financing remaining on sales that have not yet settled. We define Economic Leverage, a non-GAAP metric, as the sum of: (i) our GAAP leverage, exclusive of any fully non-recourse financing arrangements, (ii) financing arrangements held through affiliated entities, net of any restricted cash posted on such financing arrangements, exclusive of any financing utilized through AG Arc, inclusive of any adjustment related to unsettled trades as described in (4) in the previous sentence, and exclusive of any non-recourse financing arrangements and (iii) our net TBA position (at cost), if any.

The calculations in the tables below divide GAAP leverage and Economic Leverage by our GAAP stockholders’ equity to derive our leverage ratios. The following tables present a reconciliation of our Economic Leverage ratio to GAAP Leverage ($ in thousands).

September 30, 2024	Leverage	Stockholders’ Equity	Leverage Ratio
Securitized debt, at fair value	$5,497,552
GAAP Financing arrangements	789,499
Senior Unsecured Notes	95,548
Restricted cash posted on financing arrangements	(3,283)
GAAP Leverage	$6,379,316	$540,085	11.8x
Financing arrangements through affiliated entities	3,540
Non-recourse financing arrangements (1)	(5,550,887)
Economic Leverage	$831,969	$540,085	1.5x
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

During the nine months ended September 30, 2024, the Company declared common stock dividends of $0.56. During the same period, the Company declared and paid preferred stock dividends on its Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock of $1.54689, $1.50, and $1.50, respectively.

Liquidity and capital resources

Our liquidity determines our ability to meet our cash obligations, including distributions to our stockholders, payment of our expenses, financing our investments and satisfying other general business needs.

Our principal sources of cash consist of borrowings under financing arrangements, principal and interest payments we receive on our investment portfolio, cash generated from our operating results, and proceeds from capital market transactions. We typically use cash to repay principal and interest on our financing arrangements, to purchase loans, real estate securities, and other real estate related assets, to make dividend payments on our capital stock, to repurchase our capital stock, and to fund our operations. We may also generate liquidity when restricted cash that was pledged as collateral for clearing and executing trades, derivatives, and financing arrangements becomes unrestricted when the related collateral requirements are exceeded or at the maturity of the derivative or financing arrangement. Refer to "—Margin requirements" below discussing instances where we may use liquidity to meet margin requirements. At September 30, 2024, we had $119.7 million of liquidity, which consisted of $102.5 million of cash and cash equivalents and $17.2 million of unencumbered Agency RMBS available to support our liquidity needs. Refer to the "Contractual obligations" section of this Item 2 for additional obligations that could impact our liquidity.

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

Cash flows

The below details changes to our cash, cash equivalents, and restricted cash for the nine months ended September 30, 2024 and 2023 ($ in thousands).

	Nine Months Ended
	September 30, 2024	September 30, 2023	Change
Cash and cash equivalents and restricted cash, Beginning of Period	$125,573	$98,803	$26,770

Net cash provided by (used in) operating activities (1)	40,184	18,120	22,064
Net cash provided by (used in) investing activities (2)	(637,889)	(471,590)	(166,299)
Net cash provided by (used in) financing activities (3)	586,350	493,929	92,421

Net change in cash and cash equivalents and restricted cash	(11,355)	40,459	(51,814)
Cash and cash equivalents and restricted cash, End of Period	$114,218	$139,262	$(25,044)
(1)Cash provided by operating activities is primarily attributable to net interest income less operating expenses for the nine months ended September 30, 2024.
(2)Cash used in investing activities for the nine months ended September 30, 2024 was primarily attributable to purchases of investments, offset by principal repayments on investments and sales of investments.
(3)Cash provided by financing activities for the nine months ended September 30, 2024 was primarily attributable to proceeds from the issuance of securitized debt and our Senior Unsecured Notes and net borrowings under financing agreements, offset by principal repayments on securitized debt, repurchases of the Legacy WMC Convertible Senior Unsecured Notes and the subsequent payoff of the Legacy WMC Convertible Senior Unsecured Notes at maturity, and dividend payments.

Stock repurchase programs

On August 3, 2022, our Board of Directors authorized a stock repurchase program (the "2022 Repurchase Program") to repurchase up to $15.0 million of our outstanding common stock. The 2022 Repurchase Program does not have an expiration date and permits us to repurchase our shares through various methods, including open market repurchases, privately negotiated block transactions and Rule 10b5-1 plans. We may repurchase shares of our common stock from time to time in compliance with SEC regulations and other legal requirements. The extent to which we repurchase our shares, and the timing, manner, price, and amount of any such repurchases, will depend upon a variety of factors including market conditions and other corporate considerations as determined by management, as well as the limits of the 2022 Repurchase Program and our liquidity and business strategy. The 2022 Repurchase Program does not obligate us to acquire any particular amount of shares and may be modified or discontinued at any time. As of the date of this filing, approximately $1.5 million of common stock remained authorized for future share repurchases under the 2022 Repurchase Program. See Note 11 in the "Notes to Consolidated Financial Statements (unaudited)" for additional details on the shares repurchased under the 2022 Repurchase Program during the three and nine months ended September 30, 2024 and 2023.

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

Equity distribution agreements

On May 5, 2017, we entered into an equity distribution agreement with each of Credit Suisse Securities (USA) LLC and JMP Securities LLC (collectively, the "Sales Agents"), which we refer to as the "Equity Distribution Agreements," pursuant to which we may sell up to $100.0 million aggregate offering price of shares of our common stock from time to time through the Sales Agents, under the Securities Act of 1933. We did not issue any shares of common stock under the Equity Distribution Agreements during the three and nine months ended September 30, 2024. Since inception of the program, we have issued approximately 2.2 million shares of common stock under the Equity Distribution Agreements for gross proceeds of $48.3 million.

Effective November 6, 2024, the Company terminated the Equity Distribution Agreements and entered into new equity distribution agreements (the "2024 Equity Distribution Agreements") with each of BTIG, LLC, JonesTrading Institutional Services LLC, Keefe, Bruyette & Woods, Inc. and Piper Sandler & Co. (collectively, the "2024 Sales Agents"). Pursuant to the 2024 Equity Distribution Agreements, the Company may sell up to $75.0 million aggregate offering price of shares of its common stock from time to time through an "at the market" equity offering program under which the 2024 Sales Agents will act as sales agent and/or principal.

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

Management fee

The management fee is calculated and payable quarterly in arrears in an amount equal to 1.50% of our Stockholders’ Equity, per annum. For purposes of calculating the management fee, "Stockholders’ Equity" means the sum of the net proceeds from any issuances of equity securities (including preferred securities) since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance, and excluding any future equity issuance to the Manager), plus our retained earnings at the end of such quarter (without taking into account any non-cash equity compensation expense or other non-cash items described below incurred in current or prior periods), less any amount that we pay for repurchases of our common stock, excluding any unrealized gains, losses or other non-cash items that have impacted stockholders’ equity as reported in our financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP, and certain other non-cash charges after discussions between the Manager and our independent directors and after approval by a majority of our independent directors. Stockholders’ Equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders’ equity shown on our financial statements. The below table details the management fees incurred during the three and nine months ended September 30, 2024 and 2023 (in thousands).

	Three Months Ended		Nine Months Ended
Consolidated statements of operations line item:	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Management fee to affiliate (1)	$1,708	$2,054	$5,202	$6,190
(1)For the three and nine months ended September 30, 2024, the Manager agreed to waive its right to receive management fees of $0.6 million and $1.8 million, respectively, pursuant to the MITT Management Agreement Amendment executed in connection with the Merger. As of September 30, 2024, all of the $2.4 million management fee waiver agreed upon in connection with the Merger has been utilized.

As of September 30, 2024 and December 31, 2023, we have recorded management fees payable of $1.7 million and $1.5 million, respectively. The management fee payable is included within the "Due to affiliates" line item within the "Other liabilities" line item on the consolidated balance sheets.

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

During the three and nine months ended September 30, 2024 and 2023, we did not incur any incentive fee expense.

Termination fee

Upon the occurrence of (i) our termination of the management agreement without cause or (ii) the Manager’s termination of the management agreement upon a breach by the Company of any material term of the management agreement, the Manager will be entitled to a termination fee equal to three times the average annual management fee during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter. As of September 30, 2024 and December 31, 2023, no event of termination of the management agreement had occurred.

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

The below table details the expense reimbursement incurred during the three and nine months ended September 30, 2024 and 2023 (in thousands).

	Three Months Ended		Nine Months Ended
Consolidated statements of operations line item:	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Non-investment related expenses (1)	$1,636	$1,400	$4,936	$4,200
Investment related expenses	194	148	395	360
Transaction related expenses	22	326	396	707
Expense reimbursements to Manager or its affiliates	$1,852	$1,874	$5,727	$5,267
(1)For the three and nine months ended September 30, 2024, the Manager agreed to waive its right to receive expense reimbursements of $0.3 million and $0.9 million, respectively, pursuant to the MITT Management Agreement Amendment executed in connection with the Merger. Of the $1.3 million expense reimbursement waiver agreed upon in connection with the Merger, $0.2 million remains outstanding as of September 30, 2024.

As of September 30, 2024 and December 31, 2023, we recorded a reimbursement payable to our Manager or its affiliates of $2.9 million and $1.5 million, respectively The reimbursement payable to the Manager or its affiliates is included within the "Due to affiliates" line item within the "Other liabilities" line item on the consolidated balance sheets.

Share-based compensation

The AG Mortgage Investment Trust, Inc. 2020 Equity Incentive Plan, which became effective on April 15, 2020 following the approval of our stockholders at our 2020 annual meeting of stockholders, provides for a maximum of 666,666 shares of common stock that may be issued under the plan. The maximum number of shares of common stock granted during a single fiscal year to any non-employee director, taken together with any cash fees paid to such non-employee director during any fiscal year, shall not exceed $300,000 in total value (calculating the value of any such awards based on the grant date fair value). As of September 30, 2024, 406,539 shares of common stock remained available to be awarded under the 2020 Equity Incentive Plan.

Since inception of the 2020 Equity Incentive Plan and through September 30, 2024, we have granted an aggregate of 232,467 shares of restricted common stock to our independent directors under our 2020 Equity Incentive Plan, all of which have vested.

On December 6, 2023, in connection with the WMC acquisition, we granted an aggregate 25,962 restricted stock units to the two independent directors added to our Board of Directors who previously served on WMC's board of directors. Through September 30, 2024, the two independent directors have also been granted an aggregate of 1,698 dividend equivalent units. These restricted stock units and associated dividend equivalent units vested in full on June 23, 2024, and will be settled in shares of our common stock upon each independent director's separation from service with our Board of Directors.

The AG Mortgage Investment Trust, Inc. 2021 Manager Equity Incentive Plan (the "2021 Manager Plan"), which became effective on April 7, 2021 following the approval of our stockholders at our 2021 annual meeting of stockholders, provides for a maximum of 573,425 shares of common stock that may be subject to awards thereunder to our Manager. As of September 30, 2024, there were no shares or awards issued under the 2021 Manager Plan. Following the execution of the Third Amendment to our management agreement in November 2021 related to the incentive fee, our compensation committee no longer expects to continue its historical practice of making periodic equity grants to the Manager pursuant to the 2021 Manager Plan.

Unfunded commitments

See Note 12 of the "Notes to Consolidated Financial Statements (unaudited)" for detail on our commitments as of September 30, 2024.

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

We record TBA purchases and sales on the trade date and present the purchase or receipt net of the corresponding payable or receivable until the settlement date of the transaction. Refer to Note 7 to the "Notes to Consolidated Financial Statements (unaudited)" for additional detail on TBAs as of September 30, 2024, if applicable.

For additional information on our commitments as of September 30, 2024, refer to Note 12 of the "Notes to Consolidated Financial Statements (unaudited)." We do not expect these commitments, taken as a whole, to be significant to, or to have a material impact on, our overall liquidity or capital resources or our operations.

Critical accounting policies and estimates

We prepare our consolidated financial statements in conformity with GAAP, which requires the use of estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of income and expenses during the reporting period. These estimates are based, in part, on our judgment and assumptions regarding various economic conditions that we believe are reasonable based on facts and circumstances existing at the time of reporting. We believe that the estimates, judgments and assumptions utilized in the preparation of our consolidated financial statements are prudent and reasonable. Although our estimates contemplate conditions as of September 30, 2024 and how we expect them to change in the future, it is reasonably possible that actual conditions could be different than anticipated in arriving at those estimates, which could materially affect reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the periods presented.

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

The following chart details information about our duration gap as of September 30, 2024.

Duration (1)(2)	Years
Agency RMBS	(0.17)

Securitized Residential Mortgage Loans	2.76
Real Estate Securities and Legacy WMC Commercial Loans	0.38
Hedges on securitized products	(0.64)
Securitized products subtotal	2.50

Residential Mortgage Loans (3)	0.47
Hedges on Residential Mortgage Loans	(0.11)
Residential Mortgage Loans subtotal	0.36

Senior Unsecured Notes	(0.25)

Total	2.44
(1)Duration related to financing arrangements is netted within its respective line items.
(2)Duration does not include our investment in AG Arc LLC.
(3)Residential Mortgage Loans are inclusive of forward purchase commitments to acquire Non-Agency Loans and Agency-Eligible Loans as of September 30, 2024.

The following table quantifies the estimated percent change in GAAP equity, the fair value of our assets, and projected net interest income should interest rates go up or down instantaneously by 25, 50, and 75 basis points, assuming (i) the yield curves of the rate shocks will be parallel to each other and the current yield curve and (ii) all other market risk factors remain constant. These estimates were compiled using a combination of third-party services and models, market data and internal models. All changes in equity, assets, and income are measured as percentage changes from the GAAP equity, assets, and projected net interest income from our base interest rate scenario. The base interest rate scenario assumes spot and forward interest rates existing as of September 30, 2024. Actual results could differ materially from these estimates.

Agency RMBS and Agency-Eligible Loan assumptions attempt to predict default and prepayment activity at projected interest rate levels. To the extent that these estimates or other assumptions do not hold true, actual results will likely differ materially from projections and could result in percentage changes larger or smaller than the estimates in the table below. Moreover, if different models were employed in the analysis, materially different projections could result. In addition, while the table below reflects the estimated impact of interest rate increases and decreases on a static portfolio as of September 30, 2024, our Manager may from time to time sell any of our investments as a part of the overall management of our investment portfolio.

Change in Interest Rates (basis points) (1)	Change in Fair Value as a Percentage of GAAP Equity (2)(3)	Change in Fair Value as a Percentage of Assets (2)(3)	Percentage Change in Projected Net Interest Income (4)
75	(4.8)%	(0.4)%	(1.3)%
50	(3.1)%	(0.2)%	(0.7)%
25	(1.6)%	(0.1)%	(0.2)%
(25)	1.6%	0.1%	0.2%
(50)	3.1%	0.2%	0.5%
(75)	4.7%	0.4%	0.7%
(1)Includes investments held through affiliated entities that are reported as "Investments in debt and equity of affiliates" on our consolidated balance sheet, but excludes AG Arc.
(2)Does not include cash investments, which typically have overnight maturities and are not expected to change in value as interest rates change.
(3)Changes in fair value as a percentage of GAAP equity and assets are inclusive of forward purchase commitments to acquire Non-Agency Loans and Agency-Eligible Loans as of September 30, 2024.
(4)Interest income includes trades settled as of September 30, 2024.

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2024. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

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

4.6
First Supplemental Indenture, dated January 26, 2024, between AG Mortgage Investment Trust, Inc. and U.S. Bank Trust Company, National Association, as Trustee, incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form 8-A12B, filed with the Securities and Exchange Commission on January 26, 2024.

4.7
Second Supplemental Indenture, dated May 15, 2024, between AG Mortgage Investment Trust, Inc. and U.S. Bank Trust Company, National Association, as Trustee, incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form 8-A12B, filed with the Securities and Exchange Commission on May 15, 2024.

4.8
Form of 9.500% Senior Notes Due 2029 of AG Mortgage Investment Trust, Inc. (attached as Exhibit A to the First Supplemental Indenture, incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form 8-A12B, filed with the Securities and Exchange Commission on January 26, 2024).

4.9
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

AG MORTGAGE INVESTMENT TRUST, INC.

November 6, 2024	By:	/s/ THOMAS J. DURKIN
Thomas J. Durkin
Chief Executive Officer and President (principal executive officer)

November 6, 2024	By:	/s/ ANTHONY W. ROSSIELLO
Anthony W. Rossiello
Chief Financial Officer (principal financial officer and principal accounting officer)