Form 10-K
period 2024-12-31
AG Mortgage Investment Trust, Inc.
filed 2025-03-04
CIK 1514281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________
FORM 10-K
 _____________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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

The aggregate market value of the registrant’s voting common stock held by non-affiliates as of June 30, 2024 was $187,567,072.

As of March 3, 2025, there were 29,658,830 shares of common stock outstanding.

_____________________________________________________________________

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2025 annual meeting of stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

These forward-looking statements are based upon information presently available to our management and are inherently subjective, uncertain and subject to change. There can be no assurance that actual results will not differ materially from our expectations. Some, but not all, of the factors that might cause such a difference include, without limitation:

•the persistence of labor shortages, supply chain imbalances, the Middle Eastern conflict, the Russia-Ukraine conflict, inflation, and the potential for an economic recession;
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
•conditions in the market for commercial investments, including the Company's ability to successfully realize the commercial investments acquired from Western Asset Mortgage Capital Corporation ("WMC") within the timeframe anticipated or at all;
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

We caution investors not to rely unduly on any forward-looking statements, which speak only as of the date made, and urge you to carefully consider the risks noted above in this Annual Report on Form 10-K for the year ended December 31, 2024 and any subsequent filings. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements that we make, or that are attributable to us, are expressly qualified by this cautionary notice.

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

Our investment portfolio (which excludes our ownership in Arc Home) primarily includes Residential Investments and Agency RMBS. Currently, our Residential Investments primarily consist of newly originated Non-Agency Loans, Agency-Eligible Loans and Home Equity Loans, which we refer to as our target assets. In addition, we may also invest in other types of residential mortgage loans and other mortgage related assets.

As of December 31, 2024, our investment portfolio consisted of the following Residential Investments and Agency RMBS:

Asset Class	Description
Residential Investments
Non-Agency Loans(1)
•Non-Agency Loans are loans that do not conform to the underwriting guidelines of a government-sponsored enterprise ("GSE"). Non-Agency Loans consist of Qualified mortgage loans ("QM Loans") and Non-Qualified mortgage loans ("Non-QM Loans"). QM Loans are residential mortgage loans that comply with the Ability-To-Repay rules and related guidelines of the Consumer Financial Protection Bureau ("CFPB").

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
(1)These investments are included in the "Securitized residential mortgage loans, at fair value" and "Residential mortgage loans, at fair value," line items on the consolidated balance sheets.

(2)These investments are included in the "Real estate securities, at fair value" line item on the consolidated balance sheets.

In addition, our investment portfolio includes commercial loans and commercial-mortgage backed securities ("CMBS") (collectively, the "Legacy WMC Commercial Investments") that were acquired in the WMC acquisition. The Legacy WMC commercial loans primarily include first lien commercial mortgage loan participations and are included in the "Commercial loans, at fair value" line item on the consolidated balance sheets. The Legacy WMC CMBS primarily include fixed-rate and floating-rate CMBS, secured by, or evidencing an ownership interest in, a single commercial mortgage loan or a pool of commercial mortgage loans, and are included in the "Real estate securities, at fair value" line item on the consolidated balance sheets. We expect to either hold the Legacy WMC Commercial Investments until maturity or opportunistically exit these investments.

Our primary sources of income are net interest income from our investment portfolio, changes in the fair value of our investments or hedge portfolio, and income from our investment in Arc Home. Net interest income consists of the interest income we earn on investments less the interest expense we incur on borrowed funds, inclusive of our cost or benefit of hedging. Income from our investment in Arc Home is generated through its mortgage banking activities which represents the origination and subsequent sale of residential mortgage loans and servicing income sourced from its mortgage servicing rights.

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

On November 1, 2023, TPG acquired TPG Angelo Gordon (the "TPG Transaction"), pursuant to which TPG Angelo Gordon, including our Manager, became indirect subsidiaries of TPG. Pursuant to the management agreement with our Manager, the closing of the TPG Transaction resulted in an assignment of the management agreement. The independent directors of our Board of Directors unanimously consented to such assignment on July 31, 2023 in advance of the TPG Transaction closing. There were no changes to the management agreement in connection with the TPG Transaction and the assignment of the management agreement became effective upon the closing of the TPG Transaction.

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

In connection with the Merger, we and our Manager entered into an amendment (the “MITT Management Agreement Amendment”) to our existing management agreement, pursuant to which (i) the base management fee will be reduced by $0.6 million for the first four quarters following the Effective Time, beginning with the fiscal quarter in which the Effective Time occurs (i.e., resulting in an aggregate $2.4 million waiver of base management fees), and (ii) our Manager will waive its right to seek reimbursement from us for any expenses otherwise reimbursable by us under the management agreement in an amount equal to approximately $1.3 million, which is the excess of $7.0 million over the aggregate Per Share Additional Manager Consideration paid by our Manager to the holders of WMC Common Stock under the Merger Agreement.

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

Our financing arrangements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each financing arrangement, typical supplemental terms include requirements of minimum equity and liquidity, leverage ratios, and performance triggers. In addition, some of the financing arrangements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that we fail to comply with the covenants contained in these financing arrangements or are otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the associated agreement. As of December 31, 2024, we are in compliance with all of our financial covenants.

In connection with the WMC acquisition, one of our subsidiaries assumed, and the Company guaranteed, $86.25 million aggregate principal amount of senior unsecured indebtedness, represented by WMC's 6.75% Convertible Senior Notes due 2024 (the "Legacy WMC Convertible Notes"). During the first quarter of 2024, we repurchased $7.1 million of principal amount of the Legacy WMC Convertible Notes and paid off the remaining $79.1 million principal amount outstanding at maturity in September 2024.

During 2024, we issued senior unsecured notes which consist of $34.5 million principal amount 9.500% Senior Notes due February 2029 ("February 2029 Senior Unsecured Notes") and $65.0 million principal amount 9.500% Senior Notes due May 2029 ("May 2029 Senior Unsecured Notes" and together with the February 2029 Senior Unsecured Notes, the "Senior Unsecured Notes"). The February 2029 Senior Unsecured Notes were issued on January 26, 2024 in a public offering for net proceeds of approximately $32.8 million and the May 2029 Senior Unsecured Notes were issued on May 15, 2024 in a public offering for net proceeds of approximately $62.4 million. We may redeem the Senior Unsecured Notes in whole or in part at any time or from time to time at our option on or after the redemption date, upon not less than 30 days written notice to holders prior to the redemption date, at a redemption price equal to 100% of the outstanding principal amount of the Senior Unsecured Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. The redemption date for the February 2029 Senior Unsecured Notes is February 15, 2026 and the redemption date for the May 2029 Senior Unsecured Notes is May 15, 2026.

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

Conducting our operations so that we are not to be considered an investment company under the Investment Company Act and the rules and regulations promulgated under the Investment Company Act and SEC staff interpretive guidance limits our ability to make certain investments. For example, these restrictions limit our and our subsidiaries’ ability to invest directly in Agency RMBS that represent less than the entire ownership in a pool of mortgage loans or debt and equity tranches of Non-Agency RMBS (in each case to the extent such interest are not retained interest in securitizations consisting of mortgage loans that were owned by us and such securitizations were not sponsored by us in order to obtain financing to acquire additional mortgage loans), certain real estate companies and assets not related to real estate.

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

TPG Angelo Gordon operates its business as a platform within TPG, a leading global alternative asset management firm, founded in San Francisco in 1992, with $246 billion of assets under management (as of December 31, 2024) and investment and operational teams around the world. For additional information regarding TPG and its human capital resources, see TPG's public filings with the SEC.

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

Summary Risk Factors

Risks Related to our Company, Business, and Operations
•Our ability to grow our business is dependent upon our Manager's ability to source, acquire and finance a large volume of desirable residential mortgage loans and other target assets on attractive terms.
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
•Our Manager’s investment models may be incorrect due to inaccurate models or incorrect third-party data, which could lead to investment losses.
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
•Climate change, climate change-related initiatives and regulation and environmental, social and governance (ESG) issues, may adversely affect our business and financial results and damage our reputation.
•Cybersecurity risks may cause a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our business.

•The failure of servicers to effectively service the mortgage loans in our portfolio may materially and adversely affect us, and market disruptions may make it more difficult for the loan servicers to perform a variety of services for us, which may adversely impact our business and financial results.
•If Arc Home's ability to sell loans in the secondary market is impaired, it could affect its volume and margins, which adversely affect its business and, in turn, would have a negative impact on our results.
•Arc Home is subject to extensive licensing requirements and regulation, which could materially and adversely affect us.
•An economic slowdown or a deterioration of the housing market could negatively impact Arc Home's lending and servicing businesses.
Risks Related to our Investments
•Our investments in non-agency residential mortgage loans, including Non-QM Loans in particular, subject us to legal, regulatory and other risks.
•We invest in Agency-Eligible Loans, which expose us to an increased risk of loss.
•We invest in Home Equity Loans and may invest in other second lien mortgage loans, which expose us to an increased risk of loss.
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
•The securitization process exposes us to risks, which could result in losses to us.
•Our financing arrangements contain restrictive operating covenants.
•If a counterparty to a repurchase agreement defaults on its obligation to resell or return the underlying security back to us at the end of the transaction term, we may lose money on such financing arrangement.
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
•We or our TRS may not be able to fully utilize our respective net operating loss or net capital loss carryforwards.
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

Risks Related to our Company, Business, and Operations

Our ability to grow our business is dependent upon our Manager's ability to source, acquire and finance a large volume of desirable residential mortgage loans and other target assets on attractive terms.

Our investment strategy is focused on acquiring and securitizing newly-originated residential mortgage loans. Our ability to successfully execute this strategy, grow our business, and achieve attractive risk-adjusted returns for our stockholders are dependent upon our Manager's ability to source, acquire and finance on our behalf a large volume of desirable residential mortgage loans and other target assets on attractive terms, and our Manager may be unable to do so for many reasons. We derive a portion of our residential mortgage loans through Arc Home. Arc Home is heavily dependent on its ability to fund its non-agency loans through warehouse facilities, which are generally short-term in nature. If Arc Home is unable to renew or obtain new facilities on commercially reasonable terms or at all, it would adversely impact its ability to maintain or grow its residential mortgage loan production and its overall business. In addition, Arc Home has no obligation to sell residential mortgage loans and other target assets to us and our Manager may be unable to locate other originators that are able or willing to originate residential mortgage loans and other target assets that meet our standards on favorable terms or at all. General economic factors, such as recession, declining home values, unemployment and high interest rates, certain of which we are currently experiencing, have and may continue to limit the supply of available residential mortgage loans and other target assets.

Moreover, competition for residential mortgage loans and other target assets or changes in GSE regulations may drive down supply or drive up prices, making it uneconomical to purchase such loans or other target assets. For instance, in acquiring residential mortgage loans and other target assets from unaffiliated parties, we compete with a broad spectrum of institutional investors, many of which have greater financial resources than us. Increased competition for, or a reduction in the available supply of, qualifying investments could result in higher prices for (and thus lower yields on) such investments, which could narrow the yield spread over borrowing costs. Competition may also reduce the number of investment opportunities available to us and may adversely affect the terms upon which investments can be made. We may incur due diligence or other costs on investments which may not be successful or may not be completed at all. As a result, we may incur additional costs to acquire a sufficient volume of residential mortgage loans and other target assets or be unable to acquire such loans and other target assets at reasonable prices or at all. There can be no assurance that attractive investments will be available for us or that available investments will meet our strategies. If we cannot source, acquire and finance an adequate volume of desirable residential mortgage loans and other target assets on attractive terms or at all, we may be materially and adversely affected.

Further, the success of our investment strategy is highly dependent upon our ability to finance our target assets through non-recourse, non-mark-to-market securitization transactions. Although market conditions for securitizations were generally strong during 2024, there is no guarantee that such conditions will be maintained or further improve. Prior to executing a securitization transaction, we typically acquire assets with warehouse financing subject to margin calls which typically are associated with a higher level of risk than other non-recourse, non-mark-to-market financing. In executing securitization transactions, we rely on third-party service providers, including custodians, rating agencies, servicers, and due diligence firms, to support the completion of such transactions in a timely and efficient manner. These third-party service providers may not have sufficient resources to dedicate the appropriate time and attention needed for securitization transactions conducted by us and our competitors. Resources, including sufficient personnel resources, of third-party service providers may be negatively impacted by a variety of factors. To the extent that third-party service providers on which we rely are not able to dedicate sufficient resources to provide the necessary services to us, we may be delayed in completing, or unable to complete, securitization transactions on the pace anticipated in our business plan and our operating results may be materially and adversely impacted.

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

The wars between Russia and Ukraine and the Middle East conflict have and will continue to result in instability and adversely affect the global economy or specific markets. In addition, these geopolitical tensions can cause an increase in volatility in commodity and energy prices, creating supply chain issues, and causing instability in financial markets. Sanctions imposed by the United States and other countries in response to such conflict could further adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others, could exacerbate market and economic instability. Further, Russia has launched an onslaught of cyberwarfare against Ukraine as part of its ongoing invasion, targeting the country’s critical infrastructure, government agencies, media organizations, and related think tanks in the U.S. and EU.

The U.S. federal government has cautioned Americans on the possibility of Russia targeting the U.S. with cyber attacks in retaliation for sanctions that the U.S. has imposed and has urged both the public and private sectors to strengthen their cyber defenses and protect critical services and infrastructure. Additionally, President Biden directed government bodies to mandate cybersecurity and network defense measures within their respective jurisdictions and has initiated action plans to reinforce cybersecurity within the electricity, pipeline, and water sectors. The Biden administration also launched joint efforts with Cybersecurity and Infrastructure Security Agency (CISA) through its “Shields Up” campaign to defend the U.S. against possible cyber attacks. CISA published advisories warning of Russian state-sponsored threat actors targeting “COVID-19 research, governments, election organizations, healthcare and pharmaceutical, defense, energy, video gaming, nuclear, commercial facilities, water, aviation, and critical manufacturing” sectors in the U.S. and other Western nations. While we have not experienced such cyber attacks and have not detected activity that would indicate a planned cyber attack, to date, it is yet unknown whether Russia would be successful in breaching our network defenses or, more broadly, those within the areas listed above, which, if successful, may cause disruptions to critical infrastructure required for our operations and livelihoods, or those of borrowers of our loans or underlying our investments and service providers.

Disruption, instability, volatility, and decline in economic activity, regardless of where it occurs, whether caused by acts of war, other acts of aggression, or terrorism, could in turn also cause higher interest rates, inflation, tariffs or general economic uncertainty, which could negatively impact borrowers of our loans or underlying our investments, service providers, or otherwise adversely impact the value of our assets.

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

As of December 31, 2024, our residential loan portfolio was our predominant asset class, and we expect to continue to seek investment opportunities primarily focused on residential whole loans. We are exposed to significant credit risk primarily through direct investments in residential real estate mortgage loans and the ownership of RMBS. Investors in residential mortgage assets assume the risk that the related borrowers may default on their obligations to make full and timely payments of principal and interest, as well as the risks discussed below, among other risks.

No U.S. Government Guarantee or Structural Credit Enhancement. We acquire residential mortgage loans primarily within the non-agency segment of the housing market, including agency-eligible loans and home equity loans, and also own re/non-performing loans (the borrower is or at one time was severely delinquent), all of which are subject to significant risk of loss. Unlike Agency RMBS, residential mortgage loans generally are not guaranteed by the U.S. government or any government-sponsored enterprise such as Fannie Mae and Freddie Mac. Agency-eligible loans are underwritten in accordance with guidelines defined by GSEs and are primarily secured by investment properties, but such loans are not guaranteed by a GSE. Additionally, by directly acquiring residential mortgage loans, we do not receive the structural credit enhancements that benefit senior tranches of RMBS. A residential mortgage loan is directly exposed to losses resulting from a default by the borrower. Therefore, the value of the underlying property, the creditworthiness and financial position of the borrower, and the priority and enforceability of the lien will significantly impact the value of such mortgage loan. In the event of a foreclosure, we may assume direct ownership of the underlying real estate. The liquidation proceeds upon sale of such real estate may not be sufficient to recover our cost basis in the loan, and any cost or delay involved in the foreclosure or liquidation process may increase losses. The value of residential mortgage loans is also subject to property damage caused by hazards, such as earthquakes or environmental hazards, not covered by standard property insurance policies and to a reduction in a borrower's mortgage debt by a bankruptcy court. In addition, claims may be assessed against us because of our position as a mortgage holder or property owner, including assignee liability, environmental hazards, tax and other liabilities. In some cases, these claims may lead to losses exceeding the purchase price of the related mortgage or property.

Enhanced Non-QM Loan Risks. The majority of our residential loan portfolio is comprised of Non-QM Loans. Non-QM Loans are generally loans to finance (or refinance) one- to four-family residential properties that are not considered to meet the definition of a "Qualified Mortgage" in accordance with guidelines adopted by the Consumer Financial Protection Bureau, or CFPB, and may be considered to be lower credit quality. The ownership of Non-QM Loans will also subject us to legal, regulatory and other risks, including those arising under federal consumer protection laws and regulations designed to regulate residential mortgage loan underwriting and originators’ lending processes, standards, and disclosures to borrowers. Failure of residential mortgage loan originators or servicers to comply with the ability-to-repay laws and regulations could subject us, as an assignee or purchaser of these loans (or as an investor in securities backed by these loans), to monetary penalties assessed by the CFPB and by mortgagors, including by recoupment or setoff of finance charges and fees collected, and could result in rescission of the affected residential mortgage loans. See the Risk Factor captioned “— Risks Related to our Investments — Our investments in non-agency residential mortgage loans, including Non-QM Loans in particular, subject us to legal, regulatory and other risks” in this Annual Report for more details.

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

All of the risks discussed above could negatively impact the value of our investments and have a material adverse effect on our business. These risks may be more pronounced during times of market volatility and negative economic conditions.

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

Our profitability depends, in large part, on our ability to acquire our target assets at favorable prices. Although we expect to acquire a portion of our loans from our mortgage originator, Arc Home, in which we own a 44.6% interest, Arc Home has no obligation to sell residential mortgage loans and other target assets to us. In addition, residential mortgage loans originated by Arc Home are generally allocated among us and other funds managed by affiliates of our Manager with substantially similar investment strategies to us. To the extent that Arc Home's volume production is insufficient or our allocation of such loans by our Manager decreases, we may experience difficulties in obtaining the volume of loans needed to grow our business and execute our investment strategy. We also acquire residential mortgage loans and other target assets from unaffiliated third parties, including through the secondary market when market conditions and asset prices are conducive to making attractive purchases. In acquiring residential mortgage loans and other target assets from unaffiliated third parties, we compete with other mortgage REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental bodies, hedge funds and other entities. Additionally, we may also compete with the U.S. Federal Reserve and the U.S. Treasury to the extent they purchase assets meeting our objectives pursuant to various purchase programs. Many of our competitors are significantly larger than us, have greater access to capital and other resources and may have other advantages over us. Our competitors may include other entities managed by affiliates of our Manager. See "— Risks Related to our Management and our Relationships with our Manager and its Affiliates — Our governance and operational structure could result in conflicts of interest." for further information.

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

As of December 31, 2024, 35% of the total fair value of our residential mortgage loan portfolio was secured by properties located in California, which are particularly susceptible to natural disasters such as fires, earthquakes and mudslides. In addition, as of December 31, 2024, 11% of the total fair value of our residential mortgage loan portfolio, was secured by properties located in Florida, which are particularly susceptible to natural disasters such as hurricanes and floods. Further, the effects of climate change have made, and may continue to make, certain types of insurance, such as flood insurance, increasingly difficult and/or expensive to obtain in these and certain other areas. If potential homeowners are unable to obtain affordable homeowner insurance coverage in these areas, which became more widespread during 2024 and is expected to be exacerbated by the recent Los Angeles County wildfires, demand for real estate in these areas may be materially and adversely affected. A material decline in the demand for and value of real estate in these areas may materially and adversely affect us. Lack of diversification can further increase the correlation of non-performance and foreclosure risks among our investments.

Climate change, climate change-related initiatives and regulation and environmental, social and governance (ESG) issues, may adversely affect our business and financial results and damage our reputation.

There has been and continues to be concern from advocacy groups and the general public over the effects of climate change on the environment. Government mandates, standards and regulations enacted in response to these projected impacts of climate change could result in restrictions on land development in certain areas or increased energy, transportation and raw material costs. These concerns have also resulted in increasing governmental and societal attention to ESG matters, including attempts to expand mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, waste production, water usage, human capital, labor, and risk oversight, could expand the nature, scope, and complexity of matters that we are required to control, assess, and report. More recently, anti-ESG sentiment has gained momentum in the United States, with the Federal government and many states having enacted or proposed "anti-ESG" policies, legislation or issue related legal opinion. These and other rapidly changing, and sometimes conflicting, laws, regulations, policies and related interpretations, as well as increased enforcement actions by various governmental and regulatory agencies, may create challenges for us, including our compliance and ethics programs, may alter the environment in which we do business and may increase the ongoing costs of compliance, which could adversely impact our results of operations and cash flows. If we are unable to adequately address such ESG matters or we fail or are perceived to fail to comply with all laws, regulations, policies and related interpretations, it could negatively impact our reputation and our business results.

Further, significant physical effects of climate change including extreme weather events such as drought, wildfire, tornados, hurricanes or floods can also have an adverse impact on real estate assets that secure our residential mortgage loans. See "—We may be adversely affected by risks affecting borrowers or the asset or property types in which our investments may be concentrated at any given time, as well as from climate change or other unfavorable changes in the related geographic regions."

Cybersecurity risks may cause a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our business.

Our business is highly dependent on the communications and information systems of our Manager, its affiliates and third-party service providers. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing proprietary and confidential information, corrupting data or causing operational disruption. System breaches in particular are evolving. Computer malware, viruses, computer hacking, phishing attacks, ransomware attacks, attacks enhanced or facilitated by artificial intelligence and other machine learning techniques, and other electronic security breaches have become more frequent and more sophisticated. The result of these incidents may include disrupted operations, delays or other problems in our securities trading activities, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our investor relationships and reputation, any or all of which could have a material adverse effect on our results of operations and cash flows and negatively affect the market price of our common stock and our ability to make distributions to our stockholders.

As our reliance on technology has increased, so have the risks posed to our information systems, including those provided by the Manager and third-party service providers (including, without limitation, affiliates and third parties with which we and our Manager do business, such as Arc Home and other mortgage originators, due diligence firms, pricing vendors and servicers, or that facilitate our business activities, including clearing agents or other financial intermediaries we use to facilitate our securitization transactions). If such parties' respective systems experience failure, interruption, cyber-attacks, or security breaches, we may in turn face risks of operational failure, termination or capacity constraints. The acquisition of mortgage loans entails us, the Manager and third-party service providers coming into possession of borrower non-public personal information, and we may be liable for losses suffered by individuals whose personal information is stolen or compromised as a result of a breach of the security of the systems on which we, our Manager or third-party service providers of ours store this information, or as a result of other mismanagement of such information, and any such liability could be material. Even if we are not liable for such losses, any breach of these systems could expose us to material costs in notifying affected individuals or other parties and providing credit monitoring services, as well as to regulatory fines or penalties. Our Manager, its affiliates and third-party service providers have experienced and are and will continue to be from time to time the target of attempted cyber attacks, breaches and other security threats. We rely on our Manager to continuously monitor and develop our information technology networks and infrastructure to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses and other events that could have a security impact, and our Manager's ability to monitor our service providers' information systems may be limited or more difficult because our Manager may not have direct access. There is no guarantee that these efforts, or similar efforts by affiliates of our Manager and third-party service providers, will be successful. Even with all reasonable security efforts, not every breach can be prevented or even detected. Further, should the majority of our Manager's personnel return to working remotely in the future, the risk of cybersecurity incidents and cyber-attacks may increase.

The failure of servicers to effectively service the mortgage loans in our portfolio may materially and adversely affect us, and market disruptions may make it more difficult for the loan servicers to perform a variety of services for us, which may adversely impact our business and financial results.

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

If Arc Home’s ability to sell loans in the secondary market is impaired, it could affect its volume and margins, which could adversely affect its business and, in turn, would have a negative impact on our results.

Arc Home originates residential mortgage loans and may sell them to the GSEs or other third-party investors in the secondary market. There can be no assurance that Arc Home will be able to continue to sell its loans into the secondary market at attractive prices, or at all. Arc Home sells a portion of its mortgage loans to Fannie Mae and Freddie Mac. Fannie Mae and Freddie Mac remain in conservatorship, and a path forward to emerge from conservatorship is unclear. Their roles could be reduced, modified or eliminated, and the nature of their guarantees could be limited or eliminated relative to historical measurements. Any discontinuation of, or significant reduction in, the role or operation of these agencies, or any significant adverse change in the level of activity of these agencies in the primary or secondary mortgage markets could materially and adversely affect Arc Home’s business.

If Arc Home is unable to sell its mortgage loans to the GSEs or other third-party investors, or the prices for such loans decline, its liquidity may be negatively impacted, it may be unable to continue to fund such loans, the costs of borrowing under its warehouse facilities may increase, its revenues and margins on new loan originations could be reduced and its ability to repay its warehouse facilities could be impaired. Any of the foregoing could adversely affect Arc Home’s business, which in turn would have a negative impact on our results.

Arc Home is subject to extensive licensing requirements and regulation, which could materially and adversely affect us.

Arc Home's lending and servicing business activities is subject to extensive regulation by federal, state and local governmental and regulatory authorities, including the CFPB, the Federal Trade Commission, the U.S. Department of Housing and Urban Development, the U.S. Department of Veterans Affairs, the SEC and various state agencies that license, audit, investigate and conduct examinations of its mortgage servicing, origination, and other activities. In the current regulatory environment, the policies, laws, rules and regulations applicable to Arc Home's mortgage origination and servicing businesses have been rapidly evolving. New or modified regulations at the federal or state level to address concerns on a variety of fronts, including potential impacts from climate change, fair and equitable access to housing and consumer data privacy and security concerns, could increase Arc Home’s operational expenses or otherwise enhance regulatory supervision and enforcement efforts. Federal, state or local governmental authorities may continue to enact laws, rules or regulations that will result in changes in Arc Home's business practices and may materially increase the costs of compliance. We are unable to predict whether any such changes will adversely affect Arc Home's business and, in turn, our financial results.

In addition, over the years, regulators have vigilantly enforced the regulation of mortgage lenders and have penalized or, in some cases, even suspended non-compliant mortgage lenders' ability to originate loans in their jurisdictions for their failure to comply with regulatory requirements. We expect to acquire a portion of our target newly originated residential mortgage loans from Arc Home. If Arc Home is unable to originate loans in one or more jurisdictions as a result of regulatory issues or otherwise, it may result in fewer investment opportunities for us or in opportunities that are less geographically diversified. Further, any such regulatory issues for Arc Home could result in damage to our or our Manager's reputation in the market and impact Arc Home's ability to continue to source a desired volume of residential mortgage loan originations. If Arc Home is unable to originate the volume of loans anticipated, we may also be unable to identify other sources of residential loans for acquisition to satisfy our strategy and we may need to alter such strategy to seek other investments. Further, if any of the foregoing events were to occur, the value of our investment in Arc Home may also be adversely impacted.

An economic slowdown or a deterioration of the housing market could negatively impact Arc Home's lending and servicing businesses.

Adverse economic conditions or a deterioration of the housing market could negatively impact Arc Home's lending businesses. For example, since 2022 following the Federal Reserve's rapid interest rate hikes, total U.S. residential mortgage originations volume, including origination volumes at Arc Home, decreased substantially and has continued to remain low as interest rates continued to rise in 2023. While there were modest interest rate decreases in 2024 and volume origination has been increasing, the Federal Reserve could determine to leave rates at current levels or even increase rates further should inflation become elevated. Moreover, adverse economic conditions accompanied by declining home prices generally reduce the level of new mortgage loan originations and refinancing activity, since borrowers often use increases in the value of their existing properties to support the purchase of, or investment in, additional properties. Borrowers may also be less able to make payments on loans in a weakened economy, which may lead to an increase in requests for forbearance or defaults.

In addition, for any loans that Arc Home services, it is required to advance its own funds to meet contractual principal and interest remittance requirements for GSEs or other investors, pay property taxes and insurance premiums and process foreclosures when a borrower is not making payments. Arc Home generally finances a large portion of its servicing advance obligations and an increase in such obligations could increase its interest expense. If Arc Home's servicing advance obligations exceed its financing capacity for such obligations or such financing otherwise becomes unavailable, Arc Home may need to use cash on hand or take additional actions, including selling assets and reducing its originations to generate liquidity to support its servicer advance obligations.

Higher delinquencies also increase Arc Home’s cost to service loans as loans in default require more intensive effort to bring them current or manage the foreclosure process, and may also result in delayed or lower revenues. Foreclosures are involuntary prepayments resulting in a reduction in unpaid principal balance. This may result in higher amortization expense and declines in the value of any MSRs Arc Home may own.

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

These requirements can and do change as statutes and regulations are enacted, promulgated, amended, and interpreted, and the recent trends among federal and state lawmakers and regulators have been toward increasing laws, regulations, and investigative proceedings concerning the mortgage industry generally; however, the current administration may implement changes in regulatory oversight. The implications and any actual changes to current regulatory processes are currently unknown. Such uncertainty could in itself lead to inefficiencies for lenders and services, confusion in the market and other impacts, which could materially adversely affect our business, financial condition and/or results of operations. Although we believe that we have structured our operations and investments to comply with existing legal and regulatory requirements and interpretations, changes in regulatory and legal requirements, including changes in their interpretation and enforcement by lawmakers and regulators, could materially and adversely affect our business and our financial condition, liquidity, and results of operations.

Failure of the U.S. federal government to avoid a government shutdown may negatively impact the economic environment and adversely impact our results of operations.

Congressional disagreement over the federal budget and the maximum amount of debt the federal government is permitted to have outstanding (commonly referred to as the "debt ceiling") has previously caused the U.S. federal government to shut down for periods of time. Generally, if effective legislation to fund government operations and manage the level of federal debt is not enacted, the federal government may suspend its investments for certain government accounts, among other available options, in order to prioritize payments on its obligations. A failure by the U.S. Congress to pass spending bills or address the debt ceiling at any point in the future would increase the risk of default by the U.S. on its obligations, the risk of a lowering of the U.S. federal government's credit rating, and the risk of other economic dislocations. Such a failure, or the perceived risk of such a failure, could consequently have a material adverse effect on the financial markets and economic conditions in the U.S. and globally. Twice in the past decade, by the appropriations legislation deadline Congress failed to pass a new appropriations bill or continuing resolution to temporarily extend funding, resulting in U.S. government shutdowns that caused federal agencies to halt non-essential operations. If economic conditions severely deteriorate as a result of U.S. federal government fiscal gridlock, our operations could be affected, which may adversely impact our financial condition and results of operations. These risks may also impact our overall liquidity, our borrowing costs, or the market price of our common stock.

We have incurred, and may continue to incur, direct and indirect costs as a result of the WMC acquisition.

We incurred substantial expenses in connection with and as a result of completing the WMC acquisition, and we may incur additional expenses resulting from combining the businesses, operations, policies and procedures of the two companies, including expenses related to litigation that may result in significant costs and divert management's attention and resources. Factors beyond our control could affect the total amount or timing of these expenses, many of which, by their nature, are difficult to estimate accurately.

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

The laws, rules and regulations to which we are subject can and do change as statutes and regulations are enacted, promulgated, amended, and interpreted. As a result, we are unable to fully predict at this time how these, or other laws or regulations that may be adopted in the future, will affect our business and the results of operations and financial condition. Recent trends among federal and state lawmakers and regulators have been toward increasing laws, regulations, and investigative procedures concerning the mortgage industry generally; however, the current administration may implement changes in regulatory oversight. While the implications and any actual changes to current regulatory regimes are currently unknown, such uncertainty may result in increasing the economic and compliance costs for participants in the mortgage origination and securitization industries, including us.

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

We invest in Home Equity Loans and may invest in other second lien mortgage loans, which expose us to an increased risk of loss.

We invest in Home Equity Loans, which include revolving lines of credit or closed-end loans secured primarily by a second lien on a residential mortgaged property. Similar to our non-agency loans, our Home Equity Loans do not conform to underwritten GSE guidelines. In addition, Home Equity Loans and other second lien investments (including RMBS backed by such loans) are subordinate to the primary or first lien mortgage loan on a residential property (i.e., the senior debt). The repayment of Home Equity Loans by a borrower is highly dependent on the borrower's creditworthiness as well as the stability of home values. If a borrower defaults on a Home Equity Loan or on its senior debt, or in the event of a borrower bankruptcy, such loan will be satisfied only after all senior debt is paid in full. In such situation, there is a higher likelihood that we may lose all or a significant part of our investment, which could result in losses and have a material adverse effect on us. This risk would be exacerbated in times of declining home values or recessionary periods.

Additionally, the lines of credit in certain Home Equity Loans and other second lien investments may subject us to future funding obligations. Future funding obligations may adversely impact our liquidity and require us to maintain higher liquidity than we might otherwise maintain, which could reduce the overall return on our investment portfolio.

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

Our success depends, in part, on our ability to predict prepayment behavior under a variety of economic conditions and particularly the relationship between changing interest rates and the rate of prepayments. As part of our overall portfolio risk management, we analyze interest rate changes and prepayment trends separately and collectively to assess their effects on our investment portfolio. To a large extent our analysis is based on models that are dependent on a number of assumptions and inputs. Many of the assumptions we use are based upon historical trends with respect to the relationship between interest rates and prepayments under normal market conditions. There is risk that our assumptions prove to be incorrect. Dislocations in the residential mortgage market and other developments may disrupt the relationship between the way that prepayment trends have historically responded to interest rate changes. Prepayment rates are also impacted by other factors beyond interest rates, such as when borrowers sell their property and use the proceeds to prepay their mortgage, or when borrowers default on their mortgages and the mortgages are prepaid from the proceeds of a foreclosure sale of the property.

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

In connection with the WMC acquisition, we acquired commercial mortgage loans and CMBS with an aggregate fair value of $119.8 million as of December 31, 2024. CMBS may be secured by a single commercial mortgage loan or a pool of commercial mortgage loans. Commercial real estate debt instruments (e.g., mortgages and mezzanine loans) that are secured by commercial property are subject to risks of delinquency and foreclosure and risks of loss that are arguably greater than similar risks associated with a pool of loans secured by single-family residential properties. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower's ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by a number of factors that include:

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

It remains uncertain whether the current presidential administration will address the GSE conservatorship, and if so on what timeline and how any potential action would be structured. Moreover, personnel changes at the applicable regulatory agencies may alter the nature and scope of oversight affecting the mortgage finance industry generally (particularly with respect to the future role of Fannie Mae and Freddie Mac). The several intended reforms announced by President Trump may increase the level of uncertainty in the overall federal regulatory environment, which could adversely affect our business.

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

FHFA has advised that it does not intend to repudiate any guarantee obligation relating to Fannie Mae and Freddie Mac’s mortgage-related securities. However, if the guarantee obligations of Freddie Mac or Fannie Mae were repudiated by the FHFA, payments of principal and/or interest to holders of Agency RMBS issued by Freddie Mac or Fannie Mae would be reduced in the event of any borrowers’ late payments or failure to pay or a servicer’s failure to remit borrower payments to the trust. In that case, trust administration and servicing fees could be paid from mortgage payments prior to distributions to holders of Agency RMBS. Any actual direct compensatory damages owed due to the repudiation of Freddie Mac or Fannie Mae’s guarantee obligations may not be sufficient to offset any shortfalls experienced by holders of Agency RMBS. The FHFA also has the right to transfer or sell any asset or liability of Freddie Mac or Fannie Mae, including its guarantee obligation, without any approval, assignment or consent. If the FHFA were to transfer Freddie Mac's or Fannie Mae’s guarantee obligations to another party, holders of Agency RMBS would have to rely on that party for satisfaction of the guarantee obligation and would be exposed to the credit risk of that party. If the new party does not guarantee these Agency RMBS, we are subject to credit loss on the Agency RMBS which could negatively affect liquidity, net income and book value.

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

During 2024, we issued an aggregate of $99.5 million principal amount Senior Unsecured Notes, $34.5 million of which are due in February 2029 and the remaining $65.0 million are due in May 2029.

There can be no assurances we will be able to refinance our corporate indebtedness (1) on commercially reasonable terms, (2) on terms, including with respect to interest rates, as favorable as our current debt, or (3) at all.

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

Adverse change in financing counterparties. We depend upon a limited number of financing counterparties to fund our investments. The aggregate number of our financing counterparties was six as of December 31, 2024. The limited number of financing counterparties may reduce our ability to obtain financing on favorable terms and increases our counterparty credit risk. In addition, our ability to fund our operations, meet financial obligations and finance asset acquisitions may be impacted by an inability to secure and maintain our repurchase agreements with our counterparties. Because repurchase agreements are short-term commitments of capital, repurchase agreement counterparties may respond to market conditions in a manner that makes it more difficult for us to renew or replace on a continuous basis our maturing short-term financings. Such counterparties have and may continue to impose more onerous conditions when rolling such financings. If major lenders stop financing our target assets, the value of our target assets could be negatively impacted, thus reducing net stockholders’ equity, or book value. If we are faced with a larger haircut in order to roll a financing with a particular counterparty, or in order to move a financing from one counterparty to another, then we would need to make up the difference between the two haircuts in the form of cash, which could similarly require us to dispose of assets at significantly depressed prices and at inopportune times, which could cause significant losses.

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

The securitization process exposes us to risks, which could result in losses to us.

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

When we engage in financing arrangements, we generally sell loans or securities to lenders (i.e., repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell or return the same loans or securities back to us at the end of the term of the transaction. Because the cash we receive from lenders when we initially sell or deliver the assets to the lender is less than the value of those assets (this difference is the haircut), if the lender defaults on its obligation to resell or return the same assets back to us (whether due to insolvency of the lender or otherwise) we may incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). On December 31, 2024, we had greater than 5% stockholders' equity at risk on a GAAP basis and non-GAAP basis with three repurchase agreement counterparties: BofA Securities, Inc., Goldman Sachs Bank USA, and Barclays Capital Inc. Additionally, the Company had greater than 5% stockholders' equity at risk related to financing arrangements obtained on certain retained interests in securitizations held in a trust that issued certificates to various third-party investors.

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

Actions taken by the Federal Reserve to set or adjust monetary policy or to manage the overall size and composition of its balance sheet, and statements it makes regarding the foregoing, may affect the expectations and outlooks of market participants in ways that disrupt our business and adversely affect the value of, and returns on, our portfolio of real-estate related investments and the pipeline of mortgage loans we own or may originate or acquire. For example, to control the rate of inflation, the Federal Reserve launched a reverse process known as quantitative tightening and raised its benchmark federal funds rate from nearly zero in March 2022 to a range between 5.25% and 5.50%, as of December 31, 2023. The Federal Reserve kept the target range at this level until September 2024, stating in 2024 Federal Open Market Committee meetings that the risks to achieving its employment and inflation goals continue to move into better balance. In September 2024, the Federal Reserve started reducing its target range, decreasing it by 0.50% to 4.75% to 5.00%, and stating that the risks to achieving its employment and inflation goals were then roughly in balance. The Federal Reserve subsequently reduced the target range by 0.25% each in November and December 2024, bringing the target range down to 4.25% from 4.50%.

To the extent benchmark interest rates remain at high levels or rise or the yield curve flattens as a result of the Federal Reserve’s policy actions or statements, one of the immediate potential impacts on our business would be a reduction in the overall value of the pool of mortgage loans that we own and the overall value of the pipeline of mortgage loans that we have identified for origination or purchase. Rising benchmark interest rates also generally have a negative impact on the overall cost of short- and long-term borrowings we use to finance our acquisitions and holdings of mortgage loans, including as a result of the requirement to post additional margin (or collateral) to lenders to offset any associated decline in value of the mortgage loans we finance with short-term borrowings subject to market value-based margin calls. Several of the short-term borrowing facilities we use to finance our acquisitions and holdings of mortgage loans are uncommitted and all such short-term facilities have a limited term, which could result in these types of borrowings not being available in the future to fund our acquisitions and holdings and could result in our being required to sell holdings of mortgage loans and incur losses. In addition, any inability to fund originations or acquisitions of mortgage loans could damage our reputation as a reliable counterparty in the mortgage finance markets.

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

Further, as of December 31, 2024, we have $93.2 million of 8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (the "Series C Preferred Stock"), which transitioned to a floating rate on September 17, 2024. An increase in interest rates will increase the cost of the Series C Preferred Stock, refinancing of our existing borrowings or the issuance of new variable rate debt.

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

Moreover, in November 2023, TPG completed its acquisition of TPG Angelo Gordon, the direct parent company of our Manager. As a result of the acquisition, TPG Angelo Gordon operates its business as a new platform within TPG, which is a publicly traded company. In addition, as a result of the acquisition, our Manager became an indirect subsidiary of TPG. Uncertainty about the effect of the acquisition of TPG Angelo Gordon with TPG on employees, clients and business of TPG Angelo Gordon, as well as time and attention required by our management team and other personnel of our Manager to integration and other matters related to the acquisition or TPG, may have an adverse effect on TPG Angelo Gordon and subsequently on us and the other funds managed by TPG Angelo Gordon. Retention and motivation of certain employees may be challenging due to the uncertainty and difficulty of integration or a desire not to remain with TPG Angelo Gordon. As a result of the foregoing, management of our company may be adversely affected. Further, the completion of the acquisition may give rise to additional conflicts of interest and competition for investment opportunities among us, other TPG Angelo Gordon funds and TPG funds.

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

In connection with our investments in Non-QM Loans, Agency-Eligible Loans, residential mortgage loans, and Re/Non-Performing Loans, we engage asset managers to provide advisory, consultation, asset management and other services to help our third-party servicers formulate and implement strategic plans to manage, collect and dispose of loans in a manner that is reasonably expected to maximize the amount of proceeds from each loan. We engaged the Asset Manager, an affiliate of the Manager and direct subsidiary of TPG Angelo Gordon, as the asset manager for certain of our non-agency loans, agency loans, residential mortgage loans and Re/Non-Performing Loans. We pay separate asset management fees as assessed and confirmed by a third-party valuation firm for certain of our Non-Agency Loans, NPL/RPL and other residential loan products to the Asset Manager. The asset management agreement was negotiated between related parties, and we did not have the benefit of arm’s length negotiations as we normally would with unaffiliated third-parties. As such, the terms may not be as favorable to us as they otherwise might have been.

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

We may find it difficult or impossible to meet distribution requirements in certain circumstances. Due to the nature of the assets in which we invest, we may be required to recognize taxable income from those assets in advance of our receipt of cash flow on, or proceeds from disposition of, such assets. For example, we may be required to accrue interest and discount income on mortgage loans, mortgage-backed securities, and other types of debt securities or interests in debt securities before we receive any payment of interest or principal on such assets. To the extent that we buy back our debt at prices lower than par, we may recognize taxable income without a corresponding receipt of cash. We may also acquire distressed debt investments that may be subsequently modified by agreement with the borrower. If the amendments to the outstanding debt are "significant modifications" under the applicable Treasury regulations, the modified debt may be considered to have been reissued to us at a gain in a debt-for-debt exchange with the borrower, with gain recognized by us to the extent that the principal amount of the modified debt exceeds our cost of purchasing it prior to modification. Finally, we may be required under the terms of indebtedness that we incur to use cash received from interest payments to make principal payments on that indebtedness, with the effect of recognizing income but not having a corresponding amount of cash available for distribution to our stockholders.

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
•succeeding to any built-in gain on WMC's assets, for which we could be liable for U.S. federal income tax at regular corporate rates, if we were to recognize such gain in the five-year period following the Merger; and
•succeeding to WMC's E&P accumulated during the periods in which WMC failed to qualify as a REIT, which we would be required to distribute to our stockholders in order to satisfy the REIT 90% distribution requirements and avoid the imposition of any excise tax as a result, we would have less cash available for operations and distributions to our stockholders, which could require us to raise capital on unfavorable terms or pay deficiency dividends.

We or our TRS may not be able to fully utilize our respective net operating loss or net capital loss carryforwards.

We have and our TRS has certain net operating loss ("NOL") and net capital loss ("NCL") carryforwards. NOL carryforwards can be used to offset future taxable income, and NCL carryforwards can be used to reduce net capital gain income. We and/or our TRS may not generate sufficient income of the appropriate tax character to fully utilize the respective NOL or NCL carryforwards before their expiration. In addition, NOL and NCL carryforwards and certain recognized built-in losses may be limited by Sections 382 and 383 of the Internal Revenue Code if we or our TRS, respectively, experiences an "ownership change". In general, an "ownership change" occurs if 5% stockholders increase their collective ownership of the aggregate amount of the outstanding shares of our company by more than 50 percentage points looking back over the relevant testing period. Our ability to use WMC's historic NOL carryforwards is limited by a Section 382 ownership change that occurred with respect to WMC at the time of the Merger. No assurance can be provided as to whether we or our TRS may experience an ownership change that could limit our ability or our TRS's ability to utilize the respective NOL or NCL carryforwards.

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

Qualification for exemption from the definition of an investment company under the Investment Company Act limits our ability to make certain investments. For example, these restrictions limit our and our subsidiaries’ ability to invest directly in mortgage-related securities that represent less than the entire ownership in a pool of mortgage loans, debt and equity tranches of securitizations, certain real estate companies or assets not related to real estate. If we fail to qualify for these exemptions, or the SEC determines that companies that invest in RMBS are no longer able to rely on these exemptions, we could be required to (a) restructure our activities to avoid being required to register as an investment company, (b) effect sales of certain assets in a manner that, or at a time when, we would not otherwise choose to do so or (c) register as an investment company under the Investment Company Act. Any of these outcomes could negatively affect the value of shares of our stock and our ability to make distributions to our stockholders.

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

We may issue additional shares of common stock, or securities convertible into, or exchangeable for, shares of common stock, in public offerings or private placements, and holders of our outstanding convertible notes or exchangeable securities may convert those securities into shares of common stock. In addition, we may issue additional shares of common stock to participants in any direct stock purchase and dividend reinvestment plan we may establish and to our directors, officers, and employees of our Manager under any employee stock purchase plan we may establish, our equity incentive plan, or other similar plans, including upon the exercise of, or in respect of, distributions on equity awards previously granted thereunder. We are not required to offer any such shares to existing stockholders on a preemptive basis. Therefore, it may not be possible for existing stockholders to participate in future share issuances, which may dilute existing stockholders’ interests in us. In addition, if market participants buy shares of common stock, or securities convertible into, or exchangeable for, shares of common stock, in issuances by us in the future, it may reduce or eliminate any purchases of our common stock they might otherwise make in the open market, which in turn could have the effect of reducing the volume of shares of our common stock traded in the marketplace, which could have the effect of reducing the market price and liquidity of our common stock.

As of March 3, 2025, our directors, executive officers and our Manager beneficially owned, in the aggregate, approximately 4.8% of our common stock (including approximately 3.8% held by our directors and executive officers). Sales of shares of our common stock by our directors and officers are generally required to be publicly reported and are tracked by many market participants as a factor in making their own investment decisions. As a result, future sales by these individuals or our Manager could negatively affect the market price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY
Risk Management and Strategy
The Company’s business is highly dependent on the communications and information systems of our Manager, its affiliates and third-party service providers. Our Manager is an affiliate of TPG, a leading global alternative asset management firm. We, in conjunction with our Manager and its affiliates, have adopted processes designed to identify, assess and manage material risks from cybersecurity threats. These processes include assessments of internal and external threats to the confidentiality, integrity and availability of the Company’s data and systems along with other material risks to its operations.
These risk assessments inform our cybersecurity program and the continued development of a layered set of controls aimed at preventing, detecting, and responding to threats. TPG’s administrative, organizational, technical and physical security controls include, but are not limited to, policies and procedures, system hardening vulnerability scanning, and patching, employee training and awareness, third-party risk management processes, backup and recovery processes, access controls, data encryption in transit and at rest, network perimeter controls, and identity verification. TPG also has policies and controls in place designed to detect and respond to cybersecurity events, including an incident response plan, an incident response team with dedicated roles and responsibilities for assessing and responding to a cybersecurity event, system logging and ongoing monitoring, and periodic training exercises simulating cybersecurity events that are designed to raise awareness and test the team’s response readiness capabilities.
The nature, scope and effectiveness of these controls are regularly reviewed through a series of internal and external processes. TPG’s cybersecurity team itself performs both automated monitoring on a continuous basis and manual reviews of key controls. TPG has informed us that it also conducts annual assessments of our cybersecurity program using industry standard cybersecurity frameworks, such as the NIST Cybersecurity Framework, as benchmarks to perform its evaluation. This does not imply that TPG, its affiliates or we fully meet any particular industry standards, specifications, or requirements. In addition, independent reviews of our cybersecurity control effectiveness are conducted by TPG’s internal audit team on a periodic basis. We also engage external providers to conduct periodic external assessments, including penetration testing.
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
As an externally managed company, we rely on our Manager and its affiliates’ information systems in connection with our day-to-day operations. Consequently, we also rely on the processes for assessing, identifying, and managing material risks from cybersecurity threats undertaken by TPG. TPG has established an Enterprise Risk Committee (“ERC”) to manage overall risk across the organization including cybersecurity risks identified by TPG's cybersecurity team; the ERC includes representatives from relevant functions and is led by TPG’s Chief Executive Officer. TPG has also established an Operational Risk Committee (“ORC”) which is responsible for applying the policy decisions of the ERC. Operational responsibility for ensuring the adequacy and effectiveness of our Manager's risk management, control and governance processes is assigned to TPG’s Chief Information Security Officer ("CISO"), who periodically reports, among other things, potentially material cybersecurity incidents to the ORC and reports to the ERC at least annually. TPG's cybersecurity team also regularly coordinates with other key stakeholders within the organization, including compliance, human resources, internal audit and legal. The CISO leads TPG’s cybersecurity team, which is responsible for implementing, maintaining and enforcing our cybersecurity program. TPG's CISO previously held various leadership roles within the Technology Risk department of one of the world's largest banking institutions over a 17-year period. TPG has informed us that the CISO holds a Bachelor of Science in Electrical Engineering and Mathematics from the University of Texas at Arlington and is a Certified Information Systems Security Professional (CISSP). TPG's cybersecurity team possesses a variety of cybersecurity skill sets and extensive expertise obtained through decades of experience, numerous industry certifications, and advanced degrees. TPG's cybersecurity team continues to take steps to maintain up-to-date knowledge of evolving cybersecurity threats and countermeasures.
ITEM 2. PROPERTIES

As of December 31, 2024, we did not own any real estate or other physical property materially important to our operations. Our principal executive offices are located at 245 Park Avenue, 26th Floor, New York, New York 10167. Our telephone number is (212) 692-2000.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and dividend information

Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "MITT." As of March 3, 2025, there were 29,658,830 shares of common stock outstanding and approximately 47 registered holders of our common stock. The 47 holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of our common stock. Such information was obtained through our registrar and transfer agent, based on the results of a broker search.

The following tables set forth, for the periods indicated, the high and low sale price of our common stock as reported on the NYSE and the dividends declared per share of our common stock.

	Year Ended December 31, 2024		Year Ended December 31, 2023
	High Sales Price	Low Sales Price	High Sales Price	Low Sales Price
First Quarter	$6.60	$5.62	$7.05	$4.96
Second Quarter	6.99	5.44	6.33	4.91
Third Quarter	7.95	6.27	6.89	5.35
Fourth Quarter	7.65	6.59	6.53	4.82

Year Ended December 31, 2024				Year Ended December 31, 2023
Declaration Date	Record Date	Payment Date	Cash Dividend Per Share	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
3/15/2024	3/29/2024	4/30/2024	$0.18	3/15/2023	3/31/2023	4/28/2023	$0.18
6/13/2024	6/28/2024	7/31/2024	0.19	6/15/2023	6/30/2023	7/31/2023	0.18
9/16/2024	9/30/2024	10/31/2024	0.19	9/15/2023	9/29/2023	10/31/2023	0.18
12/16/2024	12/31/2024	1/31/2025	0.19	10/24/2023	11/3/2023	11/8/2023	0.08
				11/20/2023	11/30/2023	1/2/2024	0.05
				12/15/2023	12/29/2023	1/31/2024	0.05
Total			$0.75	Total			$0.72

Although we intend to continue to declare quarterly dividends, no assurances can be made as to the amount of any future dividend. We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected for the reasons described under the caption "Risk Factors," among others. The declaration of any future dividends by us is within the discretion of our Board of Directors and will be dependent upon, among other things, our earnings, our financial condition, Maryland law, and our capital requirements, as well as any other factor deemed relevant by our Board of Directors. Two principal factors in determining the amounts of dividends are (i) the requirement of the Code that a real estate investment trust distribute to stockholders at least 90% of its real estate investment trust taxable income and (ii) the amount of our available cash.

Repurchase Program

On August 3, 2022, our Board of Directors authorized a stock repurchase program (the “2022 Repurchase Program”) to repurchase up to $15.0 million of our outstanding common stock. The 2022 Repurchase Program does not have an expiration date. As of December 31, 2024, approximately $1.5 million of common stock remained authorized for future share repurchases under the 2022 Repurchase Program.

On May 4, 2023, our Board of Directors authorized a stock repurchase program (the “2023 Repurchase Program”) to repurchase up to $15.0 million of our outstanding common stock on substantially the same terms as the 2022 Repurchase Program. As of December 31, 2024, the full $15.0 million authorized amount remains available for repurchase under the 2023 Repurchase Program. See Note 11 of the “Notes to Consolidated Financial Statements” for details on our purchases of common stock pursuant to our stock repurchase programs during year ended December 31, 2024.

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

Our investment portfolio (which excludes our ownership in Arc Home) primarily includes Residential Investments and Agency RMBS. Currently, our Residential Investments primarily consist of newly originated Non-Agency Loans, Agency-Eligible Loans and Home Equity Loans, which we refer to as our target assets. In addition, we may also invest in other types of residential mortgage loans and other mortgage related assets. Our investment portfolio also includes commercial loans and commercial-mortgage backed securities ("CMBS") (collectively, the "Legacy WMC Commercial Investments") that were acquired in the WMC acquisition. We expect to either hold the Legacy WMC Commercial Investments until maturity or opportunistically exit these investments.

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

2024 Executive Summary

Financial Highlights

•$10.64 Book Value per share;
◦Book value per common share is calculated using stockholders’ equity less the liquidation preference of $228.0 million on our issued and outstanding preferred stock divided by all outstanding common shares as of quarter-end;
•$1.23 of Net Income/(Loss) Available to Common Stockholders per diluted common share and $0.76 of Earnings Available for Distribution ("EAD") per diluted common share for the year ended December 31, 2024;
◦Refer to the "Earnings Available for Distribution" section below for further details related to our reconciliation of Net Income/(Loss) Available to Common Stockholders to EAD;
•11.6x GAAP Leverage Ratio and 1.4x Economic Leverage Ratio;
•$0.75 dividend per common share declared during the year; and
◦Increased our quarterly dividend per common share from $0.18 per common share in the first quarter 2024 to $0.19 per common share beginning the second quarter 2024, which represented a 5.6% increase.

Investment Activity

•The table below summarizes the fair value of purchases and proceeds from sales of investments during the year ended December 31, 2024 (in thousands).

Investment	Purchases	Sales
Agency-Eligible Loans	$1,432,492	$73,614
Home Equity Loans	288,885	184,595
Non-Agency Loans	23,796	86,349
Re/Non-Performing Loans	—	13,493
Agency RMBS	556,245	543,172
Non-Agency RMBS(1)(2)	95,394	61,679
CMBS(1)	—	1,531
Other Securities(1)	—	763
Total	$2,396,812	$965,196
(1)Includes sales of $27.3 million, $1.5 million and $0.8 million of Non-Agency RMBS, CMBS and Other Securities, respectively, sold from the legacy portfolio acquired in the WMC acquisition.
(2)During the year, we co-sponsored two rated securitizations collateralized by $729.9 million of Agency-Eligible Loans. As the co-sponsor, the Company retained an "eligible vertical interest" to comply with risk retention rules which consists of at least 5% of each class of securities issued in the securitizations. Upon evaluating our retained interest in the securitization trusts, we determined we were not the primary beneficiary and, as a result, did not consolidate the securitization trusts and recorded an investment of $69.1 million of Non-Agency RMBS.

Financing Activity

•Executed four rated securitizations of Agency-Eligible Loans with a total unpaid principal balance of $1.4 billion, converting recourse financing with mark-to-market margin calls to non-recourse financing without mark-to-market margin calls;
•Repurchased $7.1 million of principal amount of the Legacy WMC Convertible Notes during the first quarter of 2024 and paid off the remaining $79.1 million principal amount outstanding at maturity in September 2024; and
•Issued $99.5 million principal amount of Senior Unsecured Notes in public offerings generating net proceeds of approximately $95.2 million.

Market Conditions

The financial markets have been, and will likely continue to remain, volatile given the overall market uncertainty related to inflation, fiscal policies of the incoming administration, and the path of monetary policy and interest rates. Throughout 2024, markets have displayed a high level of sensitivity to the Federal Reserve’s interest rate decisions. On December 18, 2024, the Federal Reserve lowered the target range for the Federal Funds Rate by an additional 25 basis points to 4.25% to 4.50%, for a cumulative 100 basis points of reduction in all of 2024. The Federal Reserve noted that the decrease was supported by their belief that the risks to both price stability and maximum employment are roughly in balance, but the stance of monetary policy remains restrictive. In its updated Summary of Economic Projections (“SEP”), the Federal Reserve increased its 2025 growth and inflation forecasts, reduced its unemployment rate forecast, and reduced the total amount of policy rate easing it anticipates for all of 2025 from 100 basis points to 50 basis points. As of December 2024, the Consumer Price Index report indicated headline inflation was 2.9% year over year with the unemployment rate remaining at 4.1%. During the fourth quarter, the 10-year U.S. Treasury yield increased by approximately 79 basis points to 4.58% and the 30-year mortgage rate increased by approximately 77 basis points to 6.85%. The quarter ended with the spread between the 2-year and 10-year U.S. Treasury yields at approximately 33 basis points positive sloping. There has been more mixed economic data and increasing policy uncertainty from the new administration as it pertains to inflation and growth, which have continued to drive volatility in benchmark rates so far in the first quarter 2025.

RMBS spreads were mostly tighter and credit curves were relatively flat during the fourth quarter. Throughout 2024, market participants have sought RMBS and residential mortgage credit exposure to access strong underlying fundamentals such as high quality underwriting, rising home values and a persistently strong supply/demand technical. Trends in credit spreads on credit risk transfer ("CRT") assets can serve as a proxy for market participants evaluating credit related assets given the observability of transactions. CRT tranches were up to 20 to 25 basis points tighter during the fourth quarter. Investment grade prime jumbo RMBS spreads tightened by 30 basis points during the quarter, with spreads on BBB-rated risk finishing the year in the mid-200 basis points. Senior Non-QM tranches tightened by 10 to15 basis points while non-investment grade Non-QM spreads were 40 to 60 basis points tighter. Year-to-date, RMBS sectors have seen considerable spread tightening, particularly in the subordinate tranches of structures. Over the course of the year, non-investment grade prime jumbo spreads were 150 to 300 basis points tighter and non-investment grade Non-QM spreads were 100 to 200 basis points tighter, leaving credit curves sharply flatter in 2024.

Primary RMBS market activity decreased slightly during the fourth quarter, totaling approximately $34 billion, a decline of 6% quarter-over-quarter, however issuance approximately doubled year-over-year. The annual growth was most pronounced in the Non-QM and Prime Jumbo sectors, which collectively grew by $8 billion year-over-year to nearly $18 billion. Other growth sectors included second liens and Home Equity Loans, up over 120%. For the full year 2024, primary RMBS activity rose over 90% to $134 billion. Most of the growth was again in the Prime Jumbo and Non-QM sectors, which rose 165% and 51% to $26 billion and $43 billion, respectively. Issuance for the second liens and Home Equity Loans sector grew by an impressive 200% to $13.5 billion as originators and deal sponsors become more focused on this asset class.

The S&P CoreLogic Case-Shiller U.S. National Home Price Index seasonally fell, albeit just slightly, from its peak in July. The Index was higher by 3.9% during 2024. Regional price variations continue to exist, however, as West Coast, Midwest and Northeast regions recording the highest gains. Home price growth and available for-sale inventory have had a relatively strong inverse relationship as regions with inventory growth since baseline 2019 have had weaker home price gains, and vice versa. National home price expectations from third party research currently forecasts 2025 home price appreciation to be approximately 1.5% to 2%, with a range of -2% to +4.4%.

Prevailing mortgage rates rose sharply in the fourth quarter after a brief decline in September with the 30-year fixed rate mortgage ending the quarter at 6.85%, according to the Freddie Mac Primary Mortgage Market Survey. The effective mortgage rate outstanding was slightly higher, from 3.98% to 4.02% as of December 2024 and remains well below prevailing rates. However, the “lock-in effect,” or disincentive for existing homeowners to sell their homes because their current mortgage rate is well below current market rates, is starting to show signs of decay as the effective mortgage rate has risen approximately 72 basis points since March 2022 and 23 basis points through 2024.

Total existing home listings ticked down going into the end of the year. New listings continue to run well short of annual activity in 2015 to 2019 as well as pandemic-affected 2020 to 2022. Throughout 2024, approximately 4.2 million new listings came to market, a gap of over 1.1 million fewer listings than an average year over 2015 to 2022.

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
◦"Residential mortgage loans" or "Loans" refer to our Non-Agency Loans, Agency-Eligible Loans, Home Equity Loans, and Re/Non-Performing Loans (exclusive of retained tranches from unconsolidated securitizations) and Land Related Financing.
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

	December 31, 2024	December 31, 2023
Stockholders' Equity	$543,423	$528,368
Less: Liquidation preference of preferred stock	(227,991)	(227,991)
Book Value	315,432	300,377
Common shares outstanding	29,640	29,437
Book value per common share	$10.64	$10.20

Results of Operations for the Fiscal Years 2024 and 2023

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

Year Ended December 31, 2024 compared to the Year Ended December 31, 2023

The table below presents certain information from our consolidated statements of operations for the years ended December 31, 2024 and 2023 (in thousands):

	Years Ended		Change
	December 31, 2024	December 31, 2023
Statement of Operations Data:
Net Interest Income
Interest income	$408,495	$260,329	$148,166
Interest expense	342,603	212,500	130,103
Total Net Interest Income	65,892	47,829	18,063

Other Income/(Loss)
Net interest component of interest rate swaps	7,617	6,680	937
Net realized gain/(loss)	(2,918)	7,697	(10,615)
Net unrealized gain/(loss)	16,956	1,450	15,506
Bargain purchase gain	—	30,190	(30,190)
Total Other Income/(Loss)	21,655	46,017	(24,362)

Expenses
Management fee to affiliate	7,533	7,711	(178)
Non-investment related expenses	10,732	10,077	655
Investment related expenses	13,522	9,808	3,714
Transaction related expenses	3,164	11,076	(7,912)
Total Expenses	34,951	38,672	(3,721)

Income/(loss) before equity in earnings/(loss) from affiliates	52,596	55,174	(2,578)

Equity in earnings/(loss) from affiliates	3,141	(1,390)	4,531
Net Income/(Loss)	55,737	53,784	1,953

Dividends on preferred stock	(19,353)	(18,344)	(1,009)

Net Income/(Loss) Available to Common Stockholders	$36,384	$35,440	$944

Interest income

Interest income is calculated using the effective interest method for our GAAP investment portfolio.

Interest income increased from December 31, 2023 to December 31, 2024 primarily as a result of an increased investment portfolio resulting from the WMC acquisition in December 2023 along with purchases of residential mortgage loans and real estate securities during the year and an increase in the weighted average yield of our investment portfolio. The following table presents a summary of the weighted average amortized cost of and the weighted average yield on our GAAP investment portfolio for the years ended December 31, 2024 and 2023 ($ in millions).

	Years Ended
	December 31, 2024	December 31, 2023	Change
Weighted average amortized cost of our GAAP investment portfolio	$6,874	$5,018	$1,856
Weighted average yield on our GAAP investment portfolio (1)	5.94%	5.19%	0.75%
(1)The weighted average yields are presented based on the amortized cost of the underlying loans.

Interest expense

Interest expense is inclusive of our financing cost related to our financing arrangements on our GAAP investment portfolio, securitized debt, Legacy WMC Convertible Notes, and Senior Unsecured Notes.

Interest expense increased from December 31, 2023 to December 31, 2024 due to an increase in the GAAP financing balance outstanding resulting from the assumption of financing through the WMC acquisition in December 2023 along with the issuance of securitized debt and Senior Unsecured Notes during the year. Additionally, there was an increase in the weighted average financing rate. The following table presents a summary of the weighted average financing balance and the weighted average financing rate for the years ended December 31, 2024 and 2023 ($ in millions).

	Years Ended
	December 31, 2024	December 31, 2023	Change
Weighted average GAAP financing balance	$6,418	$4,635	$1,783
Weighted average financing rate (1)	5.34%	4.58%	0.76%
(1)The weighted average financing rates are presented based on the amortized cost of the underlying securities.

Net interest component of interest rate swaps

Net interest component of interest rate swaps represents the net interest income received or expense paid on our interest rate swaps.

We recorded income on the net interest component of interest rate swaps during the years ended December 31, 2024 and 2023 as a result of our swap portfolio being in a net receive position during the entire year. The following table presents a summary of our interest rate swap portfolio as of December 31, 2024 and 2023 ($ in millions).

	December 31, 2024	December 31, 2023	Change
Interest rate swap notional value	$343	$503	$(160)
Weighted average receive-variable rate	4.49%	5.38%	(0.89)%
Weighted average pay-fix rate	3.48%	3.65%	(0.17)%
Net weighted average (pay)/receive rate	1.01%	1.73%	(0.72)%

Net realized gain/(loss)

The following table presents a summary of Net realized gain/(loss) for the years ended December 31, 2024 and 2023 (in thousands). The realized loss during the year ended December 31, 2024 was primarily driven by losses from unwinding pay-fix, receive-variable interest rate swaps which were held at unrealized losses. This was offset by realized gains on sales of residential mortgage loans and real estate securities.

	Years Ended
	December 31, 2024	December 31, 2023
Sales of residential mortgage loans and loans transferred to or sold from Other assets	$5,254	$(12,079)
Sales of real estate securities	12,710	(1,558)
Settlement of derivatives and other instruments	(20,882)	21,334
Total Net realized gain/(loss)	$(2,918)	$7,697

Net unrealized gain/(loss)

The following table presents a summary of Net unrealized gain/(loss) for the years ended December 31, 2024 and 2023 (in thousands). During the year ended December 31, 2024, there were unrealized gains on our residential mortgage loans and interest rate swaps offset by unrealized losses on our securitized debt.

	Years Ended
	December 31, 2024	December 31, 2023
Residential mortgage loans	$41,840	$111,714
Commercial loans	268	95
Real estate securities	(865)	3,475
Securitized debt	(35,028)	(89,369)
Derivatives	10,741	(24,465)
Total Net unrealized gain/(loss)	$16,956	$1,450

Bargain purchase gain

Per ASC 805, "Business Combinations," a bargain purchase gain is recognized in current earnings when the aggregate fair value of the consideration transferred is less than the fair value of the identifiable net asset acquired. In connection with the WMC acquisition in 2023, we recorded a bargain purchase gain of $30.2 million, which represents the amount by which the fair value of the net assets we acquired in the acquisition of $81.4 million exceeded the fair value of the shares of MITT common stock issued as consideration of $51.2 million. As a result of macroeconomic factors and interest rate volatility, the price per share of common stock of certain companies within the mortgage REIT industry have traded at discounts to book values per share in recent periods, which contributed to the bargain purchase gain recorded on the WMC acquisition.

Management fee to affiliate

Our management fee is based upon a percentage of our Stockholders’ Equity. See the "Contractual obligations" section of this Part II, Item 7 for further detail on the calculation of our management fee and for the definition of Stockholders’ Equity. In connection with the WMC acquisition, we and our Manager entered into the MITT Management Agreement Amendment pursuant to which the base management fee was reduced by $0.6 million for the first four quarters following the transaction closing, beginning with the fiscal quarter in which the transaction closing occurred (i.e., resulting in an aggregate $2.4 million waiver of base management fees). As a result of the transaction closing on December 6, 2023, the base management fee was reduced by $0.6 million during the year ended December 31, 2023 and $1.8 million during the year ended December 31, 2024.

Non-investment related expenses

Non-investment related expenses are primarily comprised of professional fees, directors’ and officers’ ("D&O") insurance, directors’ compensation, and certain non-investment related expenses reimbursable to our Manager or its affiliates. We are required to reimburse our Manager or its affiliates for operating expenses incurred by our Manager or its affiliates on our behalf, including certain compensation expenses and other expenses relating to legal, accounting, and other services. Refer to the "Contractual obligations" section below for more detail on certain expenses reimbursable to our Manager or its affiliates. The following table presents a summary of our non-investment related expenses for the years ended December 31, 2024 and 2023 (in thousands).

	Years Ended
	December 31, 2024	December 31, 2023
Affiliate reimbursement (1)	$5,715	$5,095
Professional Fees	1,597	2,191
D&O insurance	1,257	1,086
Directors' compensation	1,163	745
Other (2)	1,000	960
Total Non-investment related expenses	$10,732	$10,077
(1) For the years ended December 31, 2024 and 2023, the Manager agreed to waive its right to receive expense reimbursements of $1.1 million and $1.7 million, respectively.
(2) Estimated excise tax expense of $0.1 million was recognized during the year ended December 31, 2024. The Company did not recognize any excise tax during the year ended December 31, 2023.

Investment related expenses

Investment related expenses are primarily comprised of servicing fees, asset management fees, trustee fees, and certain investment related expenses reimbursable to the Manager or its affiliates. We are required to reimburse our Manager or its affiliates for operating expenses incurred by our Manager or its affiliates on our behalf associated with our investment portfolio. The following table presents a summary of our investment related expenses for the years ended December 31, 2024 and 2023 (in thousands).

	Years Ended
	December 31, 2024	December 31, 2023
Affiliate reimbursement	$477	$467
Servicing fees	7,482	4,437
Residential mortgage loan asset management fees	2,605	2,655
Trustee and bank fees	2,138	1,644
Other	820	605
Total Investment related expenses	$13,522	$9,808

Transaction related expenses

Historically, transaction related expenses have included expenses primarily associated with purchasing and securitizing residential mortgage loans as well as certain other transaction and performance related fees associated with assets we invest in. During the year ended December 31, 2024 we completed four securitizations as compared to three securitizations during the year ended December 31, 2023. However, transaction related expenses for the year ended December 31, 2024 decreased primarily due to $6.0 million of transaction related expenses incurred during the year ended December 31, 2023 in connection with the WMC acquisition.

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

	Years Ended
	December 31, 2024	December 31, 2023
MATT Non-QM Securities (1)	$1,289	$3,992
Land Related Financing (2)	—	758
Re/Non-Performing Securities	711	782
AG Arc (3)	1,141	(6,922)
Equity in earnings/(loss) from affiliates	$3,141	$(1,390)
(1) The earnings within MATT for the year ended December 31, 2024 were primarily the result of net interest income of $2.9 million offset by unrealized losses of $(1.4) million and expenses of $(0.2) million. The earnings within MATT for the year ended December 31, 2023 were primarily the result of net interest income of $3.5 million and unrealized gains of $0.7 million offset by other expenses of $(0.2) million.
(2) Throughout the year ended December 31, 2023, Land Related Financing continued to pay down and paid off in full during the fourth quarter 2023.
(3) Refer to the table below for additional detail on the earnings/(loss) generated from our investment in AG Arc.

The below table further disaggregates our "Equity in earnings/(loss) from affiliates" line item on our consolidated statements of operations (in thousands).

	Years Ended
	December 31, 2024	December 31, 2023
Interest income	$3,836	$6,098
Interest expense	261	908
Total Net Interest Income	3,575	5,190

Net unrealized gain/(loss)	(1,351)	852

After-tax earnings/(loss) at AG Arc (1)	(323)	(4,021)
Net unrealized gain/(loss) on investment in AG Arc (2)	2,571	(1,459)
Elimination of gains on loans sold to MITT (3)	(1,107)	(1,442)
Total AG Arc Earnings/(Loss)	1,141	(6,922)

Other operating expenses (4)	224	510

Equity in earnings/(loss) from affiliates	$3,141	$(1,390)
(1)The earnings/(loss) at AG Arc during the year ended December 31, 2024 were primarily the result of $0.6 million related to changes in the fair value of the MSR portfolio held by Arc Home offset by $(0.9) million of losses related to Arc Home's lending and servicing operations. The earnings/(loss) at AG Arc during the year ended December 31, 2023 were primarily the result of $(3.8) million related to changes in the fair value of the MSR portfolio held by Arc Home coupled with $(0.2) million of losses related to Arc Home's lending and servicing operations.
(2)As of December 31, 2024, the fair value of our investment in Arc Home was calculated using a valuation multiple of 0.95x book value, which increased from 0.89x book value as of December 31, 2023. As of December 31, 2022, the fair value of our investment in Arc Home was calculated using a valuation multiple of 0.94x book value.
(3)The earnings recognized by AG Arc do not include our portion of gains recorded by Arc Home in connection with the sale of residential mortgage loans to us. Refer to Note 2 and Note 10 to the "Notes to Consolidated Financial Statements" for more information on this accounting policy.
(4)During the year ended December 31, 2023, Other operating expenses included certain expenses incurred related to the Land Related Financing assets held within LOTS which paid off in full during the fourth quarter 2023.

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

Earnings Available for Distribution

One of our objectives is to generate net income from net interest margin on the portfolio, and management uses EAD, as one of several metrics, to help measure our performance against this objective. Management believes that this non-GAAP measure, when considered with our GAAP financial statements, provides supplemental information useful for investors to help evaluate our financial performance. However, management also believes that our definition of EAD has important limitations as it does not include certain earnings or losses our management team considers in evaluating our financial performance. Our presentation of EAD may not be comparable to similarly-titled measures of other companies, who may use different calculations. This non-GAAP measure should not be considered a substitute for, or superior to, Net Income/(loss) available to common stockholders or Earnings/(loss) per diluted common share calculated in accordance with GAAP. Our GAAP financial results and the reconciliations from these results should be carefully evaluated.

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

A reconciliation of "Net Income/(loss) available to common stockholders" to EAD for the years ended December 31, 2024 and 2023 is set forth below (in thousands, except per share data).

	Years Ended
	December 31, 2024	December 31, 2023
Net Income/(loss) available to common stockholders	$36,384	$35,440
Add (Deduct):
Net realized (gain)/loss	2,918	(7,697)
Net unrealized (gain)/loss	(16,956)	(1,450)
Transaction related expenses and deal related performance fees (1)	3,310	11,233
Equity in (earnings)/loss from affiliates	(3,141)	1,390
EAD from equity method investments (2)(3)	62	(452)
Bargain purchase gain	—	(30,190)
Earnings available for distribution	$22,577	$8,274

Earnings available for distribution, per Diluted Share	$0.76	$0.39
(1)For the years ended December 31, 2024 and 2023, total transaction related expenses and deal related performance fees included $3.2 million and $11.1 million, respectively, recorded within the "Transaction related expenses" line item and $0.1 million and $0.1 million, respectively, recorded within the "Interest expense" line item, which relates to the amortization of deferred financing costs.
(2)For the years ended December 31, 2024 and 2023, $1.8 million or $0.06 per share and $(0.3) million or $(0.01) per share, respectively, of realized and unrealized changes in the fair value of Arc Home's net mortgage servicing rights, changes in the fair value of corresponding derivatives, and other asset impairments were excluded from EAD, net of deferred tax expense. Additionally, for the years ended December 31, 2024 and 2023, $2.6 million or $0.09 per share and $(1.5) million or $(0.07) per share, respectively, of unrealized changes in the fair value of our investment in Arc Home were excluded from EAD.
(3)EAD recognized by AG Arc does not include our portion of gains recorded by Arc Home in connection with the sale of residential mortgage loans to us. For the years ended December 31, 2024 and 2023, we eliminated $1.1 million or $0.04 per share and $1.4 million or $0.07 per share of intra-entity profits recognized by Arc Home, respectively, and also decreased the cost basis of the underlying loans we purchased by the same amount. Refer to Note 2 to the "Notes to Consolidated Financial Statements" for more information on this accounting policy.

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

GAAP net interest margin and non-GAAP net interest margin, a non-GAAP financial measure, are calculated by subtracting the weighted average cost of funds from the weighted average yield for our GAAP investment portfolio and our investment portfolio, respectively. The weighted average yield represents an effective interest rate on our cost basis, which utilizes all estimates of future cash flows and adjusts for actual prepayment and cash flow activity as of quarter-end. The calculation of weighted average yield is weighted on amortized cost at year end. The weighted average cost of funds is the sum of the weighted average funding costs on total financing arrangements outstanding at quarter-end, including all non-recourse financing arrangements, and our weighted average hedging cost or benefit, which is the weighted average of the net pay or receive rates on our interest rate swaps. GAAP and non-GAAP cost of funds are weighted by the outstanding financing arrangements on our GAAP investment portfolio and our investment portfolio, respectively, and the amortized cost of securitized debt and senior unsecured notes at year end.

Our leverage ratio is determined by our portfolio mix as well as many additional factors, including the liquidity of our portfolio, the availability and price of our financing, the available capacity to finance our assets, and anticipated regulatory developments. See the "Financing activities" section below for more detail on our leverage ratio.

Investment portfolio

The following table presents a summary of our investment portfolio, inclusive of net interest margin and leverage ratios, as of December 31, 2024 and a reconciliation of these metrics on our Investment Portfolio to their respective metrics on our GAAP Investment Portfolio ($ in thousands).

	December 31, 2024
	Investment			Securitized Debt			Cost of Funds (c)	Allocated Equity (d)	Net Interest Margin
Instrument	Amortized Cost	Fair Value	Yield (a)(b)	Amortized Cost	Fair Value	Financing Arrangements				Leverage Ratio (e)
Residential Investments:
Securitized Non-Agency Loans	$6,388,631	$6,044,597	5.68%	$5,662,879	$5,391,413	$370,913	5.22%	$282,271	0.46%	1.1x
Securitized Re/Non-Performing Loans	170,986	153,081	6.55%	109,167	100,554	31,798	4.06%	20,729	2.49%	1.5x
Agency-Eligible Loans	102,478	102,145	6.58%	—	—	95,688	5.47%	6,457	1.11%	14.8x
Home Equity Loans	101,488	103,964	9.89%	—	—	87,440	6.50%	16,524	3.39%	5.3x
Non-Agency Loans (f)	12,825	12,279	4.72%	—	—	7,615	6.23%	4,664	(1.51)%	1.6x
Residential Whole Loans	848	1,829	103.24%	—	—	—	—%	1,829	103.24%	N/A
Non-Agency RMBS	140,201	143,345	10.73%	—	—	79,566	5.34%	63,779	5.39%	1.2x
Total Residential Investments	$6,917,457	$6,561,240	5.89%	$5,772,046	$5,491,967	$673,020	5.22%	$396,253	0.67%	1.5x

Agency RMBS	$20,517	$20,996	10.35%	$—	$—	$2,038	5.33%	$18,958	5.02%	0.1x

Legacy WMC Commercial Investments (g)
Commercial Loans	$66,641	$67,005	10.04%	$—	$—	$47,222	7.49%	$19,783	2.55%	2.4x
CMBS (h)	59,017	52,785	16.74%	—	—	20,416	6.30%	32,369	10.44%	0.6x
Total Legacy WMC Commercial Investments	$125,658	$119,790	13.19%	$—	$—	$67,638	7.13%	$52,152	6.06%	1.3x

Total Investment Portfolio	$7,063,632	$6,702,026	6.03%	$5,772,046	$5,491,967	$742,696	5.24%	$467,363	0.79%	1.4x
Cash and Cash Equivalents (i)								118,662	4.35%
Interest Rate Swaps (j)								8,974	1.01%
Arc Home								30,778
Senior Unsecured Notes								(95,721)	10.61%
Non-Interest Earning Assets, net								13,367
Total Stockholders' Equity								$543,423		11.6x

	Investment			Securitized Debt			Cost of Funds (c)	Allocated Equity (d)	Net Interest Margin
	Amortized Cost	Fair Value	Yield (a)(b)	Amortized Cost	Fair Value	Financing Arrangements				Leverage Ratio (e)
Total Investment Portfolio	$7,063,632	$6,702,026	6.03%	$5,772,046	$5,491,967	$742,696	5.24%	$467,363	0.79%	1.4x
Investments in Debt and Equity of Affiliates	11,743	15,766	25.24%	—	—	588	7.08%	15,178	18.16%	(k)
GAAP Investment Portfolio	$7,051,889	$6,686,260	6.00%	$5,772,046	$5,491,967	$742,108	5.24%	$452,185	0.76%	11.6x
(a)Excludes any net TBA positions.
(b)As of December 31, 2024, the weighted average yields are presented based on the amortized cost of the underlying loans and securities. The weighted average yield of the Company's investment portfolio based on the fair value of the underlying loans and securities as of December 31, 2024 was 6.20%.
(c)The cost of funds related to the financing on our investment portfolio inclusive of the benefit of 0.05% from our interest rate hedges was 5.24%. When including our Senior Unsecured Notes, the total cost of funds was 5.31%.
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
(f)Substantially all of our Non-Agency Loans were sold during January 2025.
(g)We expect to either hold the Legacy WMC Commercial Investments until maturity or opportunistically exit these investments.
(h)As of December 31, 2024, there are Legacy WMC CMBS with an unpaid principal balance of $23.5 million and a fair value of $6.0 million which are on non-accrual or cost recovery status.
(i)Cash and cash equivalents may include a portion of cash invested in money market funds. The yield represents the interest earned on money market funds as of period end.
(j)Interest rate swaps represents the sum of the net fair value of interest rate swaps and the margin posted on interest rate swaps as of period end. Yield on interest rate swaps represents the weighted average net receive/(pay) rate as of period end. The impact of the net interest component of interest rate swaps on the cost of funds is included within the respective investment portfolio asset line items.
(k)Refer to the "Financing activities" section below for an aggregate breakout of leverage.

Securitized Non-Agency Loans

As noted above, our investment activities primarily include acquiring and securitizing newly-originated residential mortgage loans. These securitization trusts ("Non-Agency VIEs"), as defined in Note 2 of the consolidated financial statements, are collateralized by Non-Agency and Agency-Eligible Loans.

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

	December 31, 2024
	Unpaid Principal Balance	Fair Value
Securitized residential mortgage loans in Non-Agency VIEs	$6,382,814	$6,044,597
Securitized debt in Non-Agency VIEs (1)	5,779,890	5,391,413
Other assets (2)	N/A	1,133
Retained Certificates from Non-Agency VIEs (3)(4)(5)(6)		$654,317

Retained interests in Non-Agency VIEs	Current Face	Fair Value
Senior Bonds	$71,804	$72,324
Mezzanine Bonds	23,348	21,757
Subordinate Bonds	508,161	373,819
Interest Only / Excess Servicing Bonds (1)(7)	N/A	186,417
Retained Certificates from Non-Agency VIEs (3)(4)(5)(6)		$654,317
Financing arrangements on retained Certificates from Non-Agency VIEs		370,913
Retained Certificates from Non-Agency VIEs, net of financing arrangements		$283,404
(1)Interest Only have no principal balances and bear interest based on a notional value. The notional value is used solely to determine interest distributions on the interest only classes of securities. As of December 31, 2024 the Securitized debt in Non-Agency VIEs line item includes interest only classes with notional balances of $1.2 billion. As of December 31, 2024 the notional balance on Interest Only / Excess Servicing Bonds was $12.2 billion.
(2)Represents the fair value of real estate owned within Non-Agency VIEs. We record real estate owned at the lower of cost or fair value less estimated costs to sell. As of December 31, 2024, we recorded real estate owned within our Non-Agency VIEs at $1.1 million.
(3)Maximum loss exposure from our involvement with VIEs pertains to the fair value of the Certificates retained from the VIEs. We have no obligation to provide any other explicit or implicit support to the securitization trusts.
(4)As of December 31, 2024 our equity at risk included bonds with a fair value of $443.6 million held in order to comply with Risk Retention Rules. We are generally required to hold the Required Credit Risk until the later of (i) the fifth anniversary of the securitization closing date and (ii) the date on which the aggregate unpaid principal balance of the mortgage loans has been reduced to 25% of the aggregate unpaid principal balance of the mortgage loans as of the securitization closing date, but no longer than the seventh anniversary of the closing date.

(5)As of December 31, 2024, a portion of our equity at risk included bonds exposed to the first loss of the securitization with a fair value of $117.5 million.
(6)Excludes net other asset/(liabilities) held within the VIEs of $7.7 million as of December 31, 2024.
(7)As the sponsor and depositor of each securitization, we may purchase all of the outstanding Certificates (an "Optional Redemption") following the earlier of (1) an applicable anniversary date (typically two or three years) of the respective securitization or (2) the date at which the unpaid principal balance of the applicable collateral has declined below a certain percentage (typically 10% to 30%) of the principal balance originally contributed to the securitization. As of December 31, 2024, there were four securitizations with an unpaid principal balance of $561.9 million that met the criteria for an Optional Redemption.

Securitized residential mortgage loans and Residential mortgage loans

The following table presents information regarding collateral characteristics of our residential mortgage loans as of December 31, 2024 ($ in thousands).

	Unpaid Principal Balance		Weighted Average (1)(2)
		Loan Count (1)	Original LTV Ratio (3)	Current FICO (4)	Coupon	Life (Years) (5)
Securitized residential mortgage loans
Non-Agency Loans	$6,382,814	16,087	69.62%	765	5.59%	8.12
Re- and Non-Performing Loans	182,501	1,259	79.97%	660	3.43%	5.53
Total Securitized residential mortgage loans	$6,565,315	17,346	69.91%	762	5.53%	8.05
Residential mortgage loans
Agency-Eligible Loans	$101,570	214	72.29%	749	6.89%	4.95
Home Equity Loans	99,863	1,292	63.46%	750	10.35%	4.30
Non-Agency Loans	13,098	24	66.86%	642	7.54%	3.76
Re- and Non-Performing Loans (1)	2,016	N/A	N/A	N/A	N/A	1.37
Total Residential mortgage loans	$216,547	1,530	67.85%	738	8.54%	4.54
Total as of December 31, 2024	$6,781,862	18,876	69.85%	761	5.62%	7.93
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

See Note 3 to the "Notes to Consolidated Financial Statements" for additional information on credit quality and a breakout of geographic concentration of credit risk within loans we include in the "Securitized residential mortgage loans, at fair value" and "Residential mortgage loans, at fair value" line items on our consolidated balance sheets.

Legacy WMC Commercial loans

See Note 3 to the "Notes to Consolidated Financial Statements" for information on the coupons, weighted average life, geographic concentration, collateral characteristics, LTV, and maturities of the loans we include in the "Commercial loans, at fair value" line item on our consolidated balance sheets.

Non-Agency RMBS and Legacy WMC CMBS

The following table presents the fair value, coupon, and weighted average life of our Non-Agency RMBS and Legacy WMC CMBS portfolios as of December 31, 2024 ($ in thousands).

			Weighted Average
Instrument	Current Face	Fair Value	Coupon (1)	Life (Years) (2)
GCAT Non-Agency RMBS
GCAT Non-Agency Securities	$43,794	$36,479	4.94%	6.74
GCAT Non-Agency RMBS Interest Only (3)	N/A	3,836	0.38%	3.16
MATT Non-QM Securities (3)	4,497	13,304	0.30%	2.99
Re/Non-Performing Securities (3)	996	2,462	4.47%	0.87
Total GCAT Non-Agency RMBS	49,287	56,081	1.25%	3.43
Non-Agency Securities	79,524	74,977	5.94%	10.77
Non-Agency RMBS Interest Only (3)	N/A	12,287	2.28%	4.65
Total Non-Agency RMBS	$128,811	$143,345	2.39%	4.44

CMBS (4)	100,896	52,785	5.13%	1.77
Total Non-Agency RMBS and CMBS	$229,707	$196,130	2.81%	4.11
Less: Investments in Debt and Equity of Affiliates	$5,942	$15,766	0.36%	2.98
Total GAAP Non-Agency RMBS and CMBS	$223,765	$180,364	3.48%	4.66
(1)Equity residual investments with a zero coupon rate are excluded from this calculation.
(2)Weighted average life is based on projected life. Typically, actual maturities are shorter than stated contractual maturities.
(3)Interest Only securities have no principal balances and bear interest based on a notional value. The notional value is used solely to determine interest distributions on the interest only classes of securities. As of December 31, 2024, the notional value of interest only classes included in the GCAT Non-Agency RMBS Interest Only, MATT Non-QM Securities, Re/Non-Performing Securities, and Non-Agency RMBS Interest Only line items was $85.6 million, $264.6 million, and $1.0 million, and $242.0 million, respectively.
(4)As of December 31, 2024, there are Legacy WMC CMBS with an unpaid principal balance of $23.5 million and a fair value of $6.0 million which are on non-accrual or cost recovery status and have no coupon.

The following table presents the fair value of our Non-Agency RMBS and Legacy WMC CMBS by credit rating as of December 31, 2024 (in thousands).

Credit Rating (1)	Non-Agency RMBS	Legacy WMC CMBS
AAA	$29,939	$—
AA	2,076	—
A	6,434	—
BBB	23,523	5,097
BB	17,496	—
B	10,817	1,182
Below B	—	31,751
Not Rated	53,060	14,755
Total	$143,345	$52,785
Less: Investments in Debt and Equity of Affiliates	15,766	—
Total: GAAP Basis	$127,579	$52,785
(1)Represents the minimum rating for rated assets of S&P, Moody's, Morningstar, and Fitch credit ratings, stated in terms of the S&P equivalent.

The following table presents certain characteristics of our Non-Agency RMBS and Legacy WMC CMBS portfolio as of December 31, 2024 ($ in thousands).

Instrument	Current Face	Fair Value
Non-Agency RMBS
Non-QM Loans (1)	$54,013	$58,453
Re- and Non-Performing Loans (1)	996	2,462
Prime (1)	58,276	55,400
Home Equity Loans (1)	15,526	27,030
Total Non-Agency RMBS	$128,811	$143,345

Legacy WMC CMBS
Single-Asset/Single-Borrower - Fixed Rate	$51,400	$22,023
Single-Asset/Single-Borrower - Floating Rate	34,450	19,671
Conduit - Fixed Rate	15,046	11,091
Total Legacy WMC CMBS	$100,896	$52,785
(1)The current face on our Non-Agency RMBS excludes interest only classes which have no principal balances and bear interest based on a notional value. The notional value is used solely to determine interest distributions on the interest only classes of securities. As of December 31, 2024, the notional value of interest only classes included in the Non-QM Loans, Re-and Non-Performing Loans, Prime, and Home Equity Loans line items was $350.2 million, $1.0 million, $78.7 million, and $163.3 million respectively.

The following table presents the geographic concentration of the underlying collateral for our Non-Agency RMBS and Legacy WMC CMBS portfolios as of December 31, 2024 ($ in thousands).

Non-Agency RMBS			Legacy WMC CMBS
Geographic Location	Concentration	Fair Value	Geographic Location	Concentration	Fair Value
California	33.3%	$47,715	California	35.4%	$18,667
New York	9.6%	13,808	Bahamas	27.9%	14,700
Florida	9.0%	12,918	Minnesota	11.2%	5,908
Texas	4.5%	6,398	Texas	5.9%	3,093
New Jersey	3.2%	4,530	New York	3.2%	1,680
Other	40.4%	57,976	Other	16.4%	8,737
Total	100.0%	$143,345	Total	100.0%	$52,785
Agency RMBS

Although our investment activities primarily include acquiring and securitizing newly-originated residential mortgage loans, from time to time we invest excess liquidity into Agency RMBS. The following table presents the fair value and the Constant Prepayment Rate ("CPR") experienced on our Agency RMBS portfolio as of December 31, 2024 ($ in thousands).

		Weighted Average
	Fair Value	CPR (1)	Coupon	Life (2)
Agency RMBS Interest Only	$20,996	5.2%	4.32%	6.55
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

Repurchase agreements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a "haircut." The size of the haircut reflects the perceived risk associated with the pledged asset. Haircuts may change as our financing arrangements mature or roll and are sensitive to governmental regulations. Interest rates for our financing arrangements are determined based on prevailing rates (typically a spread over a base rate) corresponding to the terms of the borrowings, and interest is paid on a monthly basis or, for shorter term arrangements, at the end of the term. Repurchase agreements typically have a term of up to one year for loans and a term of 30 to 90 days for securities. Repurchase agreements are generally mark-to-market with respect to margin calls and recourse to us. We had outstanding financing arrangements with six and seven counterparties as of December 31, 2024 and 2023, respectively.

Our financing arrangements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each financing arrangement, typical supplemental terms include requirements of minimum equity and liquidity, leverage ratios, and performance triggers. In addition, some of the financing arrangements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that we fail to comply with the covenants contained in these financing arrangements or are otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the associated agreement. As of December 31, 2024, we are in compliance with all of our financial covenants.

We also use securitized debt to finance our loan portfolio. Securitized debt is generally non-mark-to-market with respect to margin calls and non-recourse to us.

Legacy WMC Convertible Notes

Through our acquisition of WMC, we assumed the Legacy WMC Convertible Notes. During the first quarter of 2024, we repurchased $7.1 million of principal amount of the Legacy WMC Convertible Notes and paid off the remaining $79.1 million principal amount outstanding at maturity in September 2024. See Note 6 to the "Notes to Consolidated Financial Statements" for additional information on the Legacy WMC Convertible Notes.

Senior Unsecured Notes

During 2024, we issued senior unsecured notes which consist of $34.5 million principal amount 9.500% Senior Notes due February 2029 and $65.0 million principal amount 9.500% Senior Notes due May 2029. See Note 6 to the "Notes to Consolidated Financial Statements" for additional information on the Senior Unsecured Notes.

Recourse and non-recourse financing

The below table provides detail on the breakout between recourse and non-recourse financing as of December 31, 2024 (in thousands).

December 31, 2024
Recourse financing - Financing arrangements, including those in Investments in Debt and Equity of Affiliates	$692,574
Non-recourse financing - Securitized debt, at fair value	5,491,967
Non-recourse financing - Financing arrangements	50,122
Non-recourse financing - Senior unsecured notes	95,721
Total Financing	6,330,384

Less:
Recourse financing - Financing arrangements included in Investments in Debt and Equity of Affiliates	588

Total GAAP Financing	$6,329,796

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

The calculations in the table below divide GAAP Leverage and Economic Leverage by our GAAP stockholders’ equity to derive our leverage ratios. The following table presents a reconciliation of our Economic Leverage ratio to GAAP Leverage ($ in thousands).

December 31, 2024	Leverage	Stockholders' Equity	Leverage Ratio
Securitized debt, at fair value	$5,491,967
GAAP Financing arrangements	742,108
Senior Unsecured Notes	95,721
Restricted cash posted on Financing arrangements	(10,569)
GAAP Leverage	$6,319,227	$543,423	11.6x
Financing arrangements through affiliated entities	588
Non-recourse financing arrangements (1)	(5,542,089)
Economic Leverage	$777,726	$543,423	1.4x
(1) Non-recourse financing arrangements include securitized debt, at fair value and $50.1 million of other non-recourse financing arrangements.

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

As described above, our distribution requirements are based on taxable income rather than GAAP net income. Differences between taxable income and GAAP net income include (i) unrealized gains and losses associated with investment and derivative portfolios which are marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized or settled, (ii) temporary differences related to amortization of premiums and discounts paid on investments, (iii) the timing and amount of deductions related to stock-based compensation, (iv) temporary differences related to the recognition of realized gains and losses on sold investments and certain terminated derivatives, (v) taxes, (vi) methods of depreciation, and (vii) differences between GAAP income or losses in our TRSs and taxable income resulting from dividend distributions to the REIT from our TRSs. Undistributed taxable income is based on current estimates and is not finalized until we file our annual tax return for that tax year, typically in October of the following year. As of December 31, 2024, we had estimated undistributed taxable income of approximately $0.38 per share.

During the year ended December 31, 2024, the Company declared common stock dividends of $0.75 per share. During the same period, the Company declared and paid preferred stock dividends on its Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock of $2.06252, $2.00, and $2.233117, respectively.

Liquidity and capital resources

Our liquidity determines our ability to meet our cash obligations, including distributions to our stockholders, payment of our expenses, financing our investments and satisfying other general business needs.

Our principal sources of cash consist of borrowings under financing arrangements, principal and interest payments we receive on our investment portfolio, cash generated from our operating results, proceeds from the sale of investments, and proceeds from capital market transactions. We typically use cash to repay principal and interest on our financing arrangements and senior unsecured notes, to purchase loans, real estate securities, and other real estate related assets, to make dividend payments on our capital stock, to repurchase our capital stock, and to fund our operations. We may also generate liquidity when restricted cash that was pledged as collateral for clearing and executing trades, derivatives, and financing arrangements becomes unrestricted when the related collateral requirements are exceeded or at the maturity of the derivative or financing arrangement. Refer to "—Margin requirements" below discussing instances where we may use liquidity to meet margin requirements. At December 31, 2024, we had $136.9 million of liquidity, which consisted of $118.7 million of cash and $18.2 million of unencumbered Agency RMBS available to support our liquidity needs. Refer to the "Contractual obligations" section of this Part II, Item 7 for additional obligations that could impact our liquidity.

Margin requirements

The fair value of our loans and real estate securities fluctuate according to market conditions. When the fair value of the assets pledged as collateral to secure a financing arrangement decreases to the point where the difference between the collateral fair value and the financing arrangement amount is less than the haircut, our lenders may issue a "margin call," which requires us to post additional collateral to the lender in the form of additional assets or cash. Under our repurchase facilities, our lenders have full discretion to determine the fair value of the securities we pledge to them. Our lenders typically value assets based on recent transactions in the market. Lenders also issue margin calls as the published current principal balance factors change on the pool of mortgages underlying the securities pledged as collateral when scheduled and unscheduled paydowns are announced monthly. We experience margin calls in the ordinary course of our business. In seeking to effectively manage the margin requirements established by our lenders, we maintain a position of cash and, when owned, unpledged Agency RMBS. We refer to this position as our "liquidity." The level of liquidity we have available to meet margin calls is directly affected by our leverage levels, our haircuts and the price changes on our assets. Typically, if interest rates increase or if credit spreads widen, then the prices of our collateral (and our unpledged assets that constitute our liquidity) will decline, we will experience margin calls, and we will need to use our liquidity to meet the margin calls. There can be no assurance that we will maintain sufficient levels of liquidity to meet any margin calls. If our haircuts increase, our liquidity will proportionately decrease. In addition, if we increase our borrowings, our liquidity will decrease by the amount of additional haircut on the increased level of indebtedness. We intend to maintain a level of liquidity in relation to our assets that enables us to meet reasonably anticipated margin calls but that also allows us to be substantially invested in the residential mortgage market. We may misjudge the appropriate amount of our liquidity by maintaining excessive liquidity, which would lower our investment returns, or by maintaining insufficient liquidity, which may force us to liquidate assets into potentially unfavorable market conditions and harm our results of operations and financial condition. Further, an unexpected rise in interest rates and a corresponding decline in the fair value of our assets may also force us to liquidate assets under difficult market conditions in an effort to maintain sufficient liquidity to meet increased margin calls, thereby harming our results of operations and financial condition.

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

Cash Flows

The table below details changes to our cash, cash equivalents, and restricted cash for the years ended December 31, 2024 and 2023 (in thousands).

	Years Ended
	December 31, 2024	December 31, 2023	Change
Cash, cash equivalents, and restricted cash, Beginning of Period	$125,573	$98,803	$26,770

Net cash provided by (used in) operating activities (1)	55,839	28,134	27,705
Net cash provided by (used in) investing activities (2)	(713,131)	(433,505)	(279,626)
Net cash provided by (used in) financing activities (3)	670,287	432,141	238,146

Net change in cash, cash equivalents and restricted cash	12,995	26,770	(13,775)
Cash, cash equivalents, and restricted cash, End of Period	$138,568	$125,573	$12,995
(1)Cash provided by operating activities is primarily attributable to net interest income less operating expenses for the years ended December 31, 2024 and 2023. The increase in net cash provided by operating activities during the year ended December 31, 2024 was a result of a full year of cash flows generated from the net assets acquired from WMC on December 6, 2023.
(2)Cash used in investing activities for the years ended December 31, 2024 and 2023 was primarily attributable to purchases of investments, offset by sales of investments and principal repayments on investments. The increase in net cash used in investing activities was a result of the Company's increased purchase activity during the year ended December 31, 2024.
(3)Cash provided by financing activities for the years ended December 31, 2024 and 2023 was primarily attributable to the issuance of securitized debt, offset by principal repayments on securitized debt, net repayments of repurchase agreements, and dividend payments. The increase in net cash provided by financing activities was a result of the Company issuing four securitizations in 2024 as compared to three securitizations in 2023. During the year ended December 31, 2024, proceeds from the issuance of Senior Unsecured Notes were partially offset by repayments and repurchases of the Legacy WMC Convertible Notes.

Stock repurchase programs

On August 3, 2022, our Board of Directors authorized a stock repurchase program (the "2022 Repurchase Program") to repurchase up to $15.0 million of our outstanding common stock. The 2022 Repurchase Program does not have an expiration date and permits us to repurchase our shares through various methods, including open market repurchases, privately negotiated block transactions and Rule 10b5-1 plans. We may repurchase shares of our common stock from time to time in compliance with SEC regulations and other legal requirements. The extent to which we repurchase our shares, and the timing, manner, price, and amount of any such repurchases, will depend upon a variety of factors including market conditions and other corporate considerations as determined by management, as well as the limits of the 2022 Repurchase Program and our liquidity and business strategy. The 2022 Repurchase Program does not obligate us to acquire any particular amount of shares and may be modified or discontinued at any time. As of the date of this filing, approximately $1.5 million of common stock remained authorized for future share repurchases under the 2022 Repurchase Program. See Note 11 in the "Notes to Consolidated Financial Statements" for additional details on the shares repurchased under the 2022 Repurchase Program during the year ended December 31, 2023. We did not repurchase common stock during the year ended December 31, 2024.

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

Shares of stock repurchased by us under any repurchase program, if any, will be cancelled and, until reissued by us, will be deemed to be authorized but unissued shares of our stock as required by Maryland law. The cost of the acquisition by us of shares of our own stock in excess of the aggregate par value of the shares first reduces additional paid-in capital, to the extent available, with any residual cost applied against retained earnings.

Equity distribution agreements

On November 6, 2024, we entered into separate equity distribution agreements (the "2024 Equity Distribution Agreements") with each of BTIG, LLC, JonesTrading Institutional Services LLC, Keefe, Bruyette & Woods, Inc. and Piper Sandler & Co. (collectively, the "2024 Sales Agents"), pursuant to which we may sell up to $75.0 million aggregate offering price of shares of our common stock from time to time through an "at-the-market" equity offering program under which the 2024 Sales Agents will act as sales agent. Prior to entering into the 2024 Equity Distribution Agreements, we terminated the equity distribution agreements related to our prior at-the-market program (the "Equity Distribution Agreements"). At the time of such termination, $51.7 million remained unsold under the prior program. We did not issue any shares of common stock under the 2024 Equity Distribution Agreements or the Equity Distribution Agreements during the years ended December 31, 2024 and 2023.

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

In connection with the closing of the Merger with WMC, the MITT Management Agreement Amendment became effective, pursuant to which (i) our Manager’s base management fee was reduced by $0.6 million for the first four quarters following the Effective Time, beginning with the fiscal quarter in which the Effective Time occurred (i.e., resulting in an aggregate $2.4 million waiver of base management fees), and (ii) our Manager waived its right to seek reimbursement from us for any expenses otherwise reimbursable by us under the management agreement in an amount equal to approximately $1.3 million, which was the excess of $7.0 million over the aggregate Per Share Additional Merger Consideration paid by our Manager to the holders of WMC Common Stock under the Merger Agreement.

Management fee

The management fee is calculated and payable quarterly in arrears in an amount equal to 1.50% of our Stockholders’ Equity, per annum. For purposes of calculating the management fee, "Stockholders’ Equity" means the sum of the net proceeds from any issuances of equity securities (including preferred securities) since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance, and excluding any future equity issuance to the Manager), plus our retained earnings at the end of such quarter (without taking into account any non-cash equity compensation expense or other non-cash items described below incurred in current or prior periods), less any amount that we pay for repurchases of our common stock, excluding any unrealized gains, losses or other non-cash items that have impacted stockholders’ equity as reported in our financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP, and certain other non-cash charges after discussions between the Manager and our independent directors and after approval by a majority of our independent directors. Stockholders’ Equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders’ equity shown on our financial statements. The below table details the management fees incurred during the years ended December 31, 2024 and 2023 (in thousands).

	Years Ended
	December 31, 2024	December 31, 2023
Management fee to affiliate (1)	$7,533	$7,711
(1)For the years ended December 31, 2024 and 2023, the Manager agreed to waive its right to receive management fees of $1.8 million and $0.6 million pursuant to the MITT Management Agreement Amendment executed in connection with the Merger.

As of December 31, 2024 and 2023, we recorded management fees payable of $2.3 million and $1.5 million, respectively. The management fee payable is included within the "Due to affiliates" item within the "Other liabilities" line item on the consolidated balance sheets.

Incentive fee

The Manager is entitled to an annual incentive fee with respect to each applicable fiscal year, which will be equal to 15% of the amount by which our cumulative adjusted net income from November 22, 2021 exceeds the cumulative hurdle amount, which represents an 8% return (cumulative, but not compounding) on an equity hurdle base consisting of the sum of (i) $341.5 million and (ii) the gross proceeds of any subsequent public or private common stock offerings by us. The annual incentive fee will be payable in cash, or, at the option of our Board of Directors, shares of common stock or a combination of cash and shares. During the years ended December 31, 2024 and 2023, we did not incur any incentive fee expense.

Termination fee

Upon the occurrence of (i) our termination of the management agreement without cause or (ii) the Manager’s termination of the management agreement upon a breach by the Company of any material term of the management agreement, the Manager will be entitled to a termination fee equal to three times the average annual management fee during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter. As of December 31, 2024 and December 31, 2023, no event of termination of the management agreement had occurred.

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

The below table details the expense reimbursement incurred during the years ended December 31, 2024 and 2023 (in thousands).

	Years Ended
Consolidated statements of operations line item:	December 31, 2024	December 31, 2023
Non-investment related expenses (1)	$5,715	$5,095
Investment related expenses	477	467
Transaction related expenses	608	896
Expense reimbursements to Manager or its affiliates	$6,800	$6,458
(1)For the years ended December 31, 2024 and 2023, our Manager agreed to waive its right to receive expense reimbursements of $1.1 million and $1.7 million, respectively.

As of December 31, 2024 and 2023, we recorded a reimbursement payable to our Manager or its affiliates of $1.7 million and $1.5 million, respectively. The reimbursement payable to the Manager or its affiliates is included within the "Due to affiliates" line item within the "Other liabilities" line item on the consolidated balance sheets.

Share-based compensation

The AG Mortgage Investment Trust, Inc. 2020 Equity Incentive Plan, which became effective on April 15, 2020 following the approval of our stockholders at our 2020 annual meeting of stockholders, provides for a maximum of 666,666 shares of common stock that may be issued under the plan. The maximum number of shares of common stock granted during a single fiscal year to any non-employee director, taken together with any cash fees paid to such non-employee director during any fiscal year, shall not exceed $300,000 in total value (calculating the value of any such awards based on the grant date fair value). As of December 31, 2024, 259,010 shares of common stock were available to be awarded under the 2020 Equity Incentive Plan.

Since inception of the 2020 Equity Incentive Plan and through December 31, 2024, we have granted an aggregate of 249,284 shares of restricted common stock to our independent directors under our 2020 Equity Incentive Plan, all of which have vested.

In addition, on December 6, 2023, in connection with the WMC acquisition and pursuant to the 2020 Equity Incentive Plan, we granted an aggregate 25,962 restricted stock units to the two independent directors added to our Board of Directors who previously served on WMC's board of directors. Through December 31, 2024, the two independent directors have also been granted an aggregate of 2,410 dividend equivalent units. These restricted stock units and associated dividend equivalent units vested in full on June 23, 2024, and will be settled in shares of our common stock upon each of the independent director's separation from service with our Board of Directors.

Further, on December 18, 2024, we granted an aggregate of 130,000 restricted shares of common stock to certain employees of the Manager, including certain of our executive officers, under the 2020 Equity Incentive Plan. These awards vest ratably in three annual installments beginning in January 2026, subject to continued employment with the Manager.

The AG Mortgage Investment Trust, Inc. 2021 Manager Equity Incentive Plan (the "2021 Manager Plan"), which became effective on April 7, 2021 following the approval of our stockholders at our 2021 annual meeting of stockholders, provides for a maximum of 573,425 shares of common stock that may be subject to awards thereunder to our Manager. As of December 31, 2024, there were no shares or awards issued under the 2021 Manager Plan. Following the execution of the Third Amendment to our management agreement in November 2021 related to the incentive fee, our compensation committee no longer expects to continue its historical practice of making periodic equity grants to the Manager pursuant to the 2021 Manager Plan.

Unfunded commitments

See Note 12 of the "Notes to Consolidated Financial Statements" for details on our commitments as of December 31, 2024.

Off-balance sheet arrangements

Our investments in debt and equity of affiliates primarily consist of real estate securities and our interest in AG Arc. Investments in debt and equity of affiliates are accounted for using the equity method of accounting. Certain of our investments in debt and equity of affiliates securitize residential mortgage loans and retain interests in the subordinated tranches of the transferred assets. These retained interests are included in the MATT Non-QM Securities and Re/Non-Performing Securities components of the "Investments in debt and equity of affiliates" line item on the Company's consolidated balance sheets. See Note 10 to the "Notes to Consolidated Financial Statements" for a discussion of investments in debt and equity of affiliates.

We record TBA purchases and sales on the trade date and present the purchase or receipt net of the corresponding payable or receivable until the settlement date of the transaction. Refer to Note 7 to the "Notes to Consolidated Financial Statements" for additional detail on TBAs as of December 31, 2024, if applicable.

For additional information on our commitments as of December 31, 2024, refer to Note 12 of the "Notes to Consolidated Financial Statements." We do not expect these commitments, taken as a whole, to be significant to, or to have a material impact on, our overall liquidity or capital resources or our operations.

Critical accounting estimates

We prepare our consolidated financial statements in conformity with GAAP, which requires the use of estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of income and expenses during the reporting period. These estimates are based, in part, on our judgment and assumptions regarding various economic conditions that we believe are reasonable based on facts and circumstances existing at the time of reporting. We believe that the estimates, judgments and assumptions utilized in the preparation of our consolidated financial statements are prudent and reasonable. Although our estimates contemplate conditions as of December 31, 2024 and how we expect them to change in the future, it is reasonably possible that actual conditions could be different than anticipated in arriving at those estimates, which could materially affect reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the periods presented.

Our most critical accounting policies include (i) Valuation of financial instruments, (ii) Accounting for loans, (iii) Accounting for real estate securities, (iv) Interest income recognition, (v) Financing arrangements, (vi) Investment consolidation, and (vii) Accounting for business combinations. For additional information related to our significant accounting policies, see Note 2 to the "Notes to Consolidated Financial Statements." Our critical accounting estimates are those which require assumptions to be made about matters that are highly uncertain. The following is a description of our critical accounting estimates that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations:

Valuation of financial instruments

We have elected the fair value option for the vast majority of our assets and liabilities for which such election is permitted, as provided for under ASC 825, Financial Instruments ("ASC 825"). For financial instruments that are traded in an "active market," the best measure of fair value is the quoted market price. However, many of our financial instruments are not traded in an active market. Therefore, our Manager generally uses third-party valuations when available. If third-party valuations are not available, our Manager uses other valuation techniques, such as the discounted cash flow methodology.

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

The determination of estimated fair value of those of our financial instruments that are not traded in an active market requires the use of both asset level characteristics and macroeconomic assumptions and/or inputs, which are generally based on current market and economic conditions. Changes in the market environment and other events that may occur over the life of our investments may cause the gains or losses ultimately realized to be different than the valuations currently estimated. The significant unobservable inputs used in the fair value measurement of our financial instruments are market-implied discount rates, default rates, delinquency rates, prepayment rates and loss severity in the event of default. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for prepayment rates. The significant unobservable input used in the fair value measurement of our investment in Arc Home is the book value multiple. Significant increases (decreases) in the multiple applied would result in a significantly higher (lower) fair value measurement.

Our valuations are sensitive to changes in interest rates. Refer to the interest rate sensitivity analysis included in Item 7A. Quantitative and Qualitative Disclosures about Market Risk in this Annual Report on Form 10-K for further information.

Refer to Note 5 to the "Notes to Consolidated Financial Statements" in Part II, Item 8 of this Annual Report on Form 10-K, for additional information on our assets and liabilities accounted for at fair value at December 31, 2024, including the significant inputs used to estimate their fair values and the impact the changes in their fair values had to our financial condition and results of operations.

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

Recent accounting pronouncements

Recent accounting pronouncements impacting us include (i) Debt with conversion and other options, (ii) Segment reporting and (iii) Income Taxes. For additional information related to these recent accounting pronouncements and their impact on our consolidated financial statements, see Note 2 to the "Notes to Consolidated Financial Statements."

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

Section 3(c)(5)(C) of the Investment Company Act exempts from the definition of "investment company" entities primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. The SEC staff generally requires an entity relying on Section 3(c)(5)(C) to invest at least 55% of its portfolio in "qualifying assets" and at least another 25% in additional qualifying assets or in "real estate-related" assets (with no more than 20% comprised of miscellaneous assets). Both the 40% Test and the requirements of the Section 3(c)(5)(C) exclusion limit the types of businesses in which we may engage and the types of assets we may hold, as well as the timing of sales and purchases of assets. For example, these restrictions limit our and our subsidiaries’ ability to invest directly in Agency RMBS that represent less than the entire ownership in a pool of mortgage loans or debt and equity tranches of Non-Agency RMBS (in each case to the extent such interest are not retained interest in securitizations consisting of mortgage loans that were owned by us and such securitizations were not sponsored by us in order to obtain financing to acquire additional mortgage loans), certain real estate companies and assets not related to real estate.

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

The following chart details information about our duration gap as of December 31, 2024:

Duration (1)(2)	Years
Agency RMBS	(0.06)

Securitized Residential Mortgage Loans	2.95
Real Estate Securities	0.42
Hedges on securitized investments	(0.53)
Securitized investments subtotal	2.84

Residential Mortgage Loans (3)	0.61
Hedges on Residential Mortgage Loans	(0.57)
Residential Mortgage Loans subtotal	0.04

Commercial Loans	(0.01)
Senior Unsecured Notes	(0.25)

Total	2.56
(1)Duration related to financing arrangements is netted within its respective line items.
(2)Duration does not include our investment in AG Arc LLC.
(3)Residential Investments are inclusive of forward purchase commitments to acquire Non-Agency Loans and Agency-Eligible Loans as of December 31, 2024.

The following table quantifies the estimated percent change in GAAP equity, the fair value of our assets, and projected net interest income should interest rates go up or down instantaneously by 25, 50, and 75 basis points, assuming (i) the yield curves of the rate shocks will be parallel to each other and the current yield curve and (ii) all other market risk factors remain constant. These estimates were compiled using a combination of third-party services and models, market data and internal models. All changes in equity, assets, and income are measured as percentage changes from the GAAP equity, assets, and projected net interest income from our base interest rate scenario. The base interest rate scenario assumes spot and forward interest rates existing as of December 31, 2024. Actual results could differ materially from these estimates.

Agency RMBS and Agency-Eligible Loan assumptions attempt to predict default and prepayment activity at projected interest rate levels. To the extent that these estimates or other assumptions do not hold true, actual results will likely differ materially from projections and could result in percentage changes larger or smaller than the estimates in the table below. Moreover, if different models were employed in the analysis, materially different projections could result. In addition, while the table below reflects the estimated impact of interest rate increases and decreases on a static portfolio as of December 31, 2024, our Manager may from time to time sell any of our investments as a part of the overall management of our investment portfolio.

Change in Interest Rates (basis points) (1)(2)	Change in Fair Value as a Percentage of GAAP Equity (3)	Change in Fair Value as a Percentage of Assets (3)	Percentage Change in Projected Net Interest Income (4)
75	(4.6)%	(0.4)%	(2.6)%
50	(3.1)%	(0.2)%	(1.8)%
25	(1.6)%	(0.1)%	(0.8)%
(25)	1.6%	0.1%	0.2%
(50)	3.1%	0.2%	0.3%
(75)	4.7%	0.4%	0.2%
(1)Includes investments held through affiliated entities that are reported as "Investments in debt and equity of affiliates" on our consolidated balance sheet, but excludes AG Arc.
(2)Does not include cash investments, which typically have overnight maturities and are not expected to change in value as interest rates change.
(3)Changes in fair value as a percentage of GAAP equity and assets are inclusive of forward purchase commitments to acquire Non-Agency Loans and Agency-Eligible Loans as of December 31, 2024.
(4)Interest income includes trades settled as of December 31, 2024.

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

Real estate value risk

Residential property values are subject to volatility and may be affected adversely by a number of factors outside of our control, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as an oversupply of housing); natural disasters, the effects of climate change (including flooding, drought, wildfire, tornados and severe weather) and other natural events; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. Decreases in property values could cause us to suffer losses and reduce the value of the collateral underlying our investment portfolio as well as the potential sale proceeds available to repay our loans in the event of a default. In addition, substantial decreases in property values can increase the rate of strategic defaults by residential mortgage borrowers which can impact and create significant uncertainty in the recovery of principal and interest on our investments.

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

The potential effects of sustained inflation, elevated mortgage rates, and the Federal Reserve's monetary policy actions may cause an increase in credit risk of our credit sensitive assets. Any future period of payment deferrals, forbearance, delinquencies, defaults, foreclosures or losses will likely adversely affect our net interest income from residential loans and RMBS investments, the fair value of these assets, our ability to liquidate the collateral that may underlie these investments and obtain additional financing and the future profitability of our investments. Further, in the event of delinquencies, defaults and foreclosure, regulatory changes and policies designed to protect borrowers and renters may slow or prevent us from taking remediation actions.

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

Capital Markets Risk

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of AG Mortgage Investment Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of AG Mortgage Investment Trust, Inc. and its subsidiaries (the "Company") as of December 31, 2024, the related consolidated statements of operations, stockholders’ equity, and cash flows, for the year ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fair value measurements – financial instruments valued using significant unobservable inputs — Refer to Note 5 to the financial statements

Critical Audit Matter Description

As of December 31, 2024, the Company had recognized on its consolidated balance sheet certain fair value measurements that are valued using significant unobservable inputs: $6.2 billion in securitized residential mortgage loans, $220.2 million in residential mortgage loans, $201.4 million in real estate securities, $67 million in commercial loans, and $5.5 billion in securitized debt. Management determined the fair value of these financial instruments by applying the discounted cash flow methodology and using significant unobservable inputs. Determining an estimate of fair value for each of these financial instruments required management to use significant judgment in selecting the appropriate inputs and assumptions to use, particularly market-implied discount rates, projections of default rates, delinquency rates, prepayment rates, loss severity, loan-to-value ratios, and recovery rates.

Given the significant judgments made by management to estimate the fair value of the Company's securitized residential mortgage loans, residential mortgage loans, real estate securities, commercial loans, and securitized debt, performing audit procedures to evaluate the reasonableness of management’s selected inputs and assumptions, particularly market-implied discount rates, projections of default rates, delinquency rates, prepayment rates, loss severity, loan-to-value ratios, and recovery rates, required a high degree of auditor judgement and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company's fair value measurements using significant unobservable inputs included the following, among others:

•We tested the effectiveness of internal controls over the Company’s fair value measurements, including controls over management's review of the appropriateness of selected inputs and assumptions, including market-implied discount rates, projections of default rates, delinquency rates, prepayment rates, loss severity, loan-to-value ratios, and recovery rates.
•We tested the Company's fair value measurements by performing the following:
◦With the assistance of our fair value specialists, we evaluated the valuation methodology used by the Company. We independently developed a range of fair value estimates for the Company's securitized residential mortgage loans, residential mortgage loans, real estate securities, commercial loans, and securitized debt based on market data and compared them to the Company's fair value measurements.
◦We reviewed external market information, including external market reports, analyzed trends in market prices, and considered any recent transactions involving similar financial instruments to determine if the Company's selected inputs and assumptions were reasonable and consistent with those used by market participants.
◦We considered whether events or transactions occurred after the balance sheet date, but before the completion of the audit, which could affect the Company’s fair value measurements and disclosures, including significant market movements or changes in economic conditions.

/s/ DELOITTE & TOUCHE LLP
New York, New York
March 4, 2025
We have served as the Company's auditor since 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of AG Mortgage Investment Trust, Inc.

Opinion on the Financial Statements

We have audited the internal control over financial reporting of AG Mortgage Investment Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated March 4, 2025, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP
New York, New York
March 4, 2025
We have served as the Company's auditor since 2024.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of AG Mortgage Investment Trust, Inc.

Opinion on the Financial Statements

We have audited the consolidated balance sheet of AG Mortgage Investment Trust, Inc. and its subsidiaries (the “Company”) as of December 31, 2023, and the related consolidated statements of operations, of stockholders’ equity and of cash flows for the year then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 11, 2024
We served as the Company's auditor from 2011 to 2023.

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except per share data)

	December 31, 2024	December 31, 2023
Assets
Securitized residential mortgage loans, at fair value - $705,294 and $645,876 pledged as collateral, respectively (1)	$6,197,678	$5,358,281
Residential mortgage loans, at fair value - $215,773 and $315,225 pledged as collateral, respectively	220,217	317,631
Commercial loans, at fair value - $67,005 and $66,303 pledged as collateral, respectively	67,005	66,303
Real estate securities, at fair value - $165,393 and $155,115 pledged as collateral, respectively	201,360	162,821
Investments in debt and equity of affiliates	46,841	55,103
Cash and cash equivalents	118,662	111,534
Restricted cash	19,906	14,039
Other assets	41,940	40,716
Total Assets	$6,913,609	$6,126,428

Liabilities
Securitized debt, at fair value (1)	$5,491,967	$4,711,623
Financing arrangements	742,108	767,592
Convertible senior unsecured notes	—	85,266
Senior unsecured notes	95,721	—
Dividend payable	5,632	1,472
Other liabilities (2)	34,758	32,107
Total Liabilities	6,370,186	5,598,060
Commitments and Contingencies (Note 12)
Stockholders' Equity
Preferred stock - $227,991 aggregate liquidation preference	220,472	220,472
Common stock, par value $0.01 per share; 450,000 shares of common stock authorized and 29,640 and 29,437 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	296	294
Additional paid-in capital	824,380	823,715
Retained earnings/(deficit)	(501,725)	(516,113)
Total Stockholders' Equity	543,423	528,368

Total Liabilities & Stockholders' Equity	$6,913,609	$6,126,428
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

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

	Years Ended
	December 31, 2024	December 31, 2023
Net Interest Income
Interest income	$408,495	$260,329
Interest expense	342,603	212,500
Total Net Interest Income	65,892	47,829

Other Income/(Loss)
Net interest component of interest rate swaps	7,617	6,680
Net realized gain/(loss)	(2,918)	7,697
Net unrealized gain/(loss)	16,956	1,450
Bargain purchase gain	—	30,190
Total Other Income/(Loss)	21,655	46,017

Expenses
Management fee to affiliate (1)	7,533	7,711
Non-investment related expenses (1)	10,732	10,077
Investment related expenses (1)	13,522	9,808
Transaction related expenses (1)	3,164	11,076
Total Expenses	34,951	38,672

Income/(loss) before equity in earnings/(loss) from affiliates	52,596	55,174

Equity in earnings/(loss) from affiliates	3,141	(1,390)
Net Income/(Loss)	55,737	53,784

Dividends on preferred stock	(19,353)	(18,344)

Net Income/(Loss) Available to Common Stockholders	$36,384	$35,440

Earnings/(Loss) Per Share of Common Stock
Basic	$1.23	$1.68
Diluted	$1.23	$1.68

Weighted Average Number of Shares of Common Stock Outstanding
Basic	29,487	21,095
Diluted	29,514	21,097

(1)Refer to Note 10 for additional details on related party transactions.

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(in thousands)

	Common Stock		Preferred Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)
	Shares	Amount				Total
Balance at January 1, 2023	21,284	$212	$220,472	$778,606	$(536,490)	$462,800
Common stock issued pursuant to WMC Merger	9,202	92	—	51,071	—	51,163
Repurchase of common stock	(1,110)	(11)	—	(6,341)	—	(6,352)
Grant of restricted stock and amortization of equity based compensation	61	1	—	379	—	380
Common dividends declared	—	—	—	—	(15,063)	(15,063)
Preferred dividends declared	—	—	—	—	(18,344)	(18,344)
Net Income/(Loss)	—	—	—	—	53,784	53,784
Balance at December 31, 2023	29,437	$294	$220,472	$823,715	$(516,113)	$528,368

Balance at January 1, 2024	29,437	$294	$220,472	$823,715	$(516,113)	$528,368
Grant of restricted stock and amortization of equity based compensation	203	2	—	665	—	667
Common dividends declared (1)	—	—	—	—	(22,137)	(22,137)
Preferred dividends declared (2)	—	—	—	—	(19,212)	(19,212)
Net Income/(Loss)	—	—	—	—	55,737	55,737
Balance at December 31, 2024	29,640	$296	$220,472	$824,380	$(501,725)	$543,423
(1)For the year ended December 31, 2024, dividends totaling $0.75 per share of common stock outstanding were declared.
(2)For the year ended December 31, 2024, dividends totaling $2.06252, $2.00, and $2.233117 per share of Series A, Series B, and Series C outstanding were declared, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended
	December 31, 2024	December 31, 2023
Cash Flows from Operating Activities
Net income/(loss)	$55,737	$53,784
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Net amortization of premium/(discount)	10,722	8,925
Net realized (gain)/loss	2,918	(7,697)
Net unrealized (gain)/loss	(16,956)	(1,450)
Grant of restricted stock and amortization of equity based compensation	667	380
Equity in (earnings)/loss from affiliates	(3,141)	1,390
Distributions of income from investments in debt and equity of affiliates	1,493	814
Bargain purchase gain	—	(30,190)
Change in operating assets/liabilities:
Other assets	10,199	2,186
Other liabilities	(5,800)	(8)
Net cash provided by (used in) operating activities	55,839	28,134

Cash Flows from Investing Activities
Purchases of residential mortgage loans	(1,755,347)	(1,233,977)
Purchases of real estate securities	(654,089)	(294,422)
Investments in debt and equity of affiliates	—	(21,573)
Proceeds from sales of residential mortgage loans	355,229	418,415
Proceeds from sales of real estate securities	607,144	286,356
Principal repayments on residential mortgage loans	711,161	348,356
Principal repayments on real estate securities	22,056	13,736
Principal repayments on commercial loans	—	12,250
Principal funding on residential mortgage loans	(2,070)	—
Distributions received in excess of income from investments in debt and equity of affiliates	11,015	20,877
Net settlement of interest rate swaps and other instruments	(12,449)	8,191
Net settlement of TBAs	24	(65)
Cash and restricted cash provided by WMC Merger	—	6,189
Cash flows provided by other investing activities	4,195	2,162
Net cash provided by (used in) investing activities	(713,131)	(433,505)

Cash Flows from Financing Activities
Repurchase of common stock	—	(6,352)
Net borrowings under (repayments of) financing arrangements	(12,634)	(24,673)
Principal repayments on fixed-rate long-term financing arrangements	(11,204)	—
Proceeds from issuance of senior unsecured notes	95,217	—
Repurchases of convertible senior unsecured notes	(7,059)	—

	Years Ended
	December 31, 2024	December 31, 2023
Principal repayments of convertible senior unsecured notes	(79,120)	—
Deferred financing costs paid	(251)	(9)
Proceeds from issuance of securitized debt	1,380,278	878,298
Principal repayments on securitized debt	(657,751)	(370,316)
Net collateral received from (paid to) derivative counterparty	—	(9,026)
Dividends paid on common stock	(17,977)	(17,437)
Dividends paid on preferred stock	(19,212)	(18,344)
Net cash provided by (used in) financing activities	670,287	432,141

Net change in cash and cash equivalents and restricted cash	12,995	26,770
Cash and cash equivalents and restricted cash, Beginning of Year	125,573	98,803
Cash and cash equivalents and restricted cash, End of Year	$138,568	$125,573

Supplemental disclosure of cash flow information:
Cash paid for interest	$308,272	$190,222
Cash paid for income taxes	$141	$231
Supplemental disclosure of non-cash financing and investing activities:
Common stock dividends declared but not paid	$5,632	$1,472
Transfer from residential mortgage loans to other assets	$4,889	$4,018
Common stock issued pursuant to WMC Merger	$—	$51,163
Transfer of Non-Agency RMBS from Investments in debt and equity of affiliates to real estate securities	$—	$16,408

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	December 31, 2024	December 31, 2023
Cash and cash equivalents	$118,662	$111,534
Restricted cash	19,906	14,039
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$138,568	$125,573

The accompanying notes are an integral part of these consolidated financial statements.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Organization

AG Mortgage Investment Trust, Inc. (the "Company" or "MITT") is a residential mortgage REIT with a focus on investing in a diversified risk-adjusted portfolio of residential mortgage-related assets in the U.S. mortgage market. The Company’s investment activities primarily include acquiring and securitizing newly-originated residential mortgage loans within the non-agency segment of the housing market. The Company obtains its residential mortgage loans through Arc Home, LLC ("Arc Home"), a residential mortgage loan originator in which the Company owns an approximate 44.6% interest, and through other third-party origination partners.

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
Residential Investments
Non-Agency Loans(1)
•Non-Agency Loans are loans that do not conform to the underwriting guidelines of a government-sponsored enterprise ("GSE"). Non-Agency Loans consist of Qualified mortgage loans ("QM Loans") and Non-Qualified mortgage loans ("Non-QM Loans"). QM Loans are residential mortgage loans that comply with the Ability-To-Repay rules and related guidelines of the Consumer Financial Protection Bureau.

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

Re- and Non-Performing Loans(1)	•Performing, re-performing, and non-performing loans are residential mortgage loans collateralized by a first lien mortgaged property.
Non-Agency RMBS(2)	•Non-Agency Residential Mortgage-Backed Securities ("RMBS") represent fixed- and floating-rate RMBS issued by entities other than U.S. GSEs or agencies of the U.S. government.
Agency RMBS(2)	•Agency RMBS represent interests in pools of residential mortgage loans guaranteed by a GSE such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government such as Ginnie Mae.

Legacy WMC Commercial Investments(3)
Commercial Loans	•Commercial loans represent first lien commercial mortgage loan participations.
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
(3)The Company's investments include commercial loans and CMBS (collectively, the "Legacy WMC Commercial Investments") that were acquired in the WMC acquisition. The Company expects to either hold the Legacy WMC Commercial Investments until maturity or opportunistically exit these investments.

The Company conducts its business through one reportable segment, Loans and Securities, which reflects how the Company manages its business and analyzes and reports its results of operations. Refer to Note 13 for additional details on segment reporting.

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

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and certain variable interest entities. All intercompany balances and transactions have been eliminated in consolidation.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The fair value of the assets acquired and liabilities assumed required the use of significant assumptions and estimates. Critical estimates included, but were not limited to, future expected cash flows related to these assets and liabilities and the applicable discount rates. These estimates were based on assumptions that management believes to be reasonable; however, actual results may differ from these estimates. The assessment of fair value was based on information that was available to management at the time the consolidated financial statements were prepared. The final determination must occur within one year of the acquisition date and no measurement period adjustments were made during the year ended December 31, 2024.

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

At acquisition, the Company recognized a bargain purchase gain of $30.2 million which is separately recorded in the consolidated statements of operations. The bargain purchase gain represents the amount by which the fair value of the net assets acquired in the acquisition exceeded the fair value of the shares of MITT common stock issued as consideration at the Effective Time. As a result of macroeconomic factors and interest rate volatility, the prices per share of common stock of certain companies within the mortgage REIT industry have traded at discounts to book values per share in recent periods, which contributed to the bargain purchase gain recorded on the WMC acquisition.

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

Unaudited Supplemental Pro Forma Financial Information

The following table presents unaudited pro forma combined interest income and net income/(loss) available to common stockholders for the year ended December 31, 2023 prepared as if the Merger had been consummated on January 1, 2022 ($ in thousands).

Year Ended December 31, 2023
Interest income	$330,267
Net Income/(Loss) Available to Common Stockholders	4,914

The unaudited supplemental pro forma financial information for the year ended December 31, 2023 includes adjustments to reflect the deconsolidation of certain variable interest entities ("VIE") held by WMC, as well as adjustments to management fees and certain other expenses. In addition, for the year ended December 31, 2022, the pro-forma financial information includes adjustments related to any bargain purchase gain and transaction related expenses. The unaudited supplemental pro forma financial information does not include any anticipated expense synergies or other anticipated benefits of the Merger and, accordingly, the unaudited supplemental pro forma financial information is not necessarily indicative of either future results of operations or results that might have been achieved had the Merger occurred on January 1, 2022.

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

The Company has chosen to make a fair value election pursuant to ASC 825 for its loan portfolio. Electing the fair value option allows the Company to record changes in fair value in the consolidated statement of operations, which, in management's view, more appropriately reflects the results of operations for a particular reporting period as all loan activities will be recorded in a similar manner. As such, loans are recorded at fair value on the consolidated balance sheets and any periodic change in fair value is recorded in current period earnings on the consolidated statement of operations as a component of "Net unrealized gain/(loss)." The Company recognizes upfront costs and fees relating to loans for which the fair value option has been elected in current period earnings as incurred and does not defer those costs, which is in accordance with ASC 825-10-25.

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

The Company accrues interest income on its real estate securities using the effective interest method. We cease accruing interest on non-performing real estate securities at the earlier of (i) the security becoming significantly past due or (ii) management concluding that a full recovery of all interest and principal is doubtful. When the assets collateralizing a real estate security are designated as non-performing and placed on cost recovery status, the cost-recovery method is applied to which receipt of principal or coupon interest is recorded as a reduction to the amortized cost until collection of all contractual components are reasonably assured.

Investments in debt and equity of affiliates

The Company’s unconsolidated ownership interests in affiliates are accounted for using the equity method in accordance with ASC 323, "Investments – Equity Method and Joint Ventures." Substantially all of the Company’s investments held through affiliated entities are comprised of real estate securities, loans and its interest in AG Arc LLC ("AG Arc"). Certain entities have chosen to make a fair value election on their financial instruments pursuant to ASC 825; as such, the Company will treat these financial instruments consistently with this election. Income or losses recognized by the Company from its investments in debt and equity of affiliates are recorded in the "Equity in earnings/(loss) from affiliates" line item on the Company's consolidated statement of operations net of income taxes.

Arc Home

From time to time, the Company acquires newly originated residential mortgage loans from Arc Home. In connection with the sale of loans from Arc Home to the Company, gains or losses recorded by Arc Home are consolidated into AG Arc. In accordance with ASC 323-10, for loans acquired from Arc Home that remain on the Company's consolidated balance sheet at year end, the Company eliminates any profits or losses typically recognized through the "Equity in earnings/(loss) from affiliates" line item on the Company's consolidated statement of operations and adjusts the cost basis of the underlying loans resulting in unrealized gains or losses.

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

Cash and cash equivalents

Cash is comprised of cash on deposit with financial institutions. The Company classifies highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents. Cash equivalents may include cash invested in money market funds. Cash and cash equivalents are carried at cost, which approximates fair value. As of December 31, 2024 the Company held $118.7 million of cash and cash equivalents, of which $118.0 million were cash equivalents. As of December 31, 2023, the Company held $111.5 million of cash and cash equivalents, of which $95.7 million were cash equivalents. The Company places its cash with high credit quality institutions to minimize credit risk exposure. Cash pledged to the Company as collateral is unrestricted in use and, accordingly, is included as a component of "Cash and cash equivalents" on the consolidated balance sheets. Any cash held by the Company as collateral is included in the "Other liabilities" line item on the consolidated balance sheets. "Other liabilities" does not include variation margin received on centrally cleared derivatives. Refer to the "Accounting for derivative financial instruments" policy below for additional detail.

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

The Company pledges certain loans or securities as collateral under financing arrangements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. The amounts available to be borrowed under repurchase agreements and revolving facilities are dependent upon the fair value of the loans or securities pledged as collateral, which can fluctuate with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance, and real estate industries. If the fair value of pledged assets declines due to changes in market conditions, lenders typically would require the Company to post additional securities as collateral, pay down borrowings, or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls. The fair value of financial instruments pledged as collateral on the Company’s financing arrangements represents the Company’s fair value of such instruments which may differ from the fair value assigned to the collateral by its counterparties. The Company maintains a level of liquidity in order to meet these obligations. If the fair value of pledged assets increases due to changes in market conditions, counterparties may be required to return collateral to the Company in the form of securities or

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
cash or post additional collateral to the Company. Financings pursuant to repurchase agreements and revolving facilities are generally recourse to the Company. As of December 31, 2024 and 2023, the Company had met all margin call requirements.

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

Accounting for senior unsecured notes and debt issuance costs

Senior unsecured notes are carried at amortized cost on the Company’s consolidated balance sheets. Interest on the notes is payable quarterly until such time as the notes mature. Debt issuance costs are costs incurred by the Company in connection with the issuance of senior unsecured notes or other financing where the fair value option has not been elected. These costs may include underwriting commissions, rating agency, legal, accounting, and other fees. Debt issuance costs are included on the Company’s consolidated balance sheets as a direct reduction from the related financing liability. These costs are deferred and amortized over the life of the related financing as an adjustment to interest expense using the effective interest method.

Accounting for derivative financial instruments

Derivative contracts

The Company enters into derivative contracts as a means of mitigating interest rate risk rather than to enhance returns. The Company accounts for derivative financial instruments in accordance with ASC 815-10, "Derivatives and Hedging." ASC 815-10 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value with corresponding changes in fair value recognized in the "Net unrealized gain/loss" line item in consolidated statement of operations. The Company records derivative asset and liability positions on a gross basis with respect to its counterparties. During the period in which the Company unwinds a derivative, it records a realized gain/(loss) in the "Net realized gain/(loss)" line item in the consolidated statement of operations. As of December 31, 2024 and 2023, the Company did not have any interest rate derivatives designated as hedges for accounting purposes.

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

Receivables recognized for the right to reclaim cash initial margin posted in respect of derivative instruments are included in the "Restricted cash" line item in the consolidated balance sheets. The daily exchange of variation margin associated with a CCP instrument is legally characterized as the daily settlement of the derivative instrument itself, as opposed to a pledge of collateral. Accordingly, the Company accounts for the daily receipt or payment of variation margin associated with its centrally cleared derivative instruments as a direct reduction to the carrying value of the derivative asset or liability, respectively. The daily receipt or payment is included as a settlement of the derivative in cash flows from investing activities on the consolidated statement of cash flows. The carrying amount of centrally cleared derivative instruments reflected in the Company’s consolidated balance sheets approximates the unsettled fair value of such instruments. As variation margin is exchanged on a one-day lag, the unsettled fair value of such instruments represents the change in fair value that occurred on the last day of the

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
reporting period.

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

Forward purchase commitments

The Company may enter into forward purchase commitments with counterparties whereby the Company commits to purchasing residential mortgage loans at a particular price. Actual loan purchases are contingent upon successful loan closings. The counterparties deliver the committed loans on either a mandatory basis or best-efforts basis. These commitments to purchase mortgage loans may be classified as derivatives and would be recorded at fair value on the consolidated balance sheets, with corresponding changes in fair value recognized in the consolidated statement of operations. Derivatives with a positive fair value to the Company are reported as assets and derivatives with a negative fair value to the Company are reported as liabilities.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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

Dividends on Preferred Stock

Holders of the Company’s 8.25% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock") and 8.00% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock") are entitled to receive cumulative cash dividends at a rate of 8.25% and 8.00%, respectively, of the $25.00 per share liquidation preference for each series. From and including the date of original issue to, but not including, September 17, 2024, holders of the Company's 8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock ("Series C Preferred Stock") were entitled to receive cumulative cash dividends at a rate of 8.000% of the $25.00 per share liquidation preference. On and after September 17, 2024, holders of the Company's Series C Preferred Stock are entitled to receive cumulative cash dividends at a percentage of the $25.00 liquidation preference equal to an annual floating rate of the three-month CME Term SOFR (plus a tenor spread adjustment of 0.26161%) plus a spread of 6.476%. If the Company’s Board of Directors does not declare a dividend in a given period, an accrual is not recorded on the balance sheet. However, undeclared preferred stock dividends are reflected in earnings per share as discussed in ASC 260-10-45-11. Preferred stock dividends that are not declared accumulate and are added to the liquidation preference as of the scheduled payment date for the respective series of the preferred stock. The undeclared and unpaid dividends on the Company’s preferred stock accrue without interest, and if dividends on the Company's preferred stock are in arrears, the Company cannot pay cash dividends with respect to its common stock.

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

Stock-based compensation

The Company applies the provisions of ASC 718, "Compensation—Stock Compensation" with regard to its equity incentive plans. ASC 718 covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee stock purchase plans. ASC 718 requires that compensation cost relating to stock-based payment transactions be recognized in the consolidated financial statements. Compensation cost related to restricted common stock and restricted stock units issued by the Company are measured at its estimated fair value at the grant date, and is amortized and expensed over the vesting period on a straight-line basis.

Recent accounting pronouncements

Debt with conversion and other options

In August 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-06, "Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging- Contracts in Entity's Own Equity (Subtopic 815-40)." The amendments in this update affect entities that issue convertible instruments and/or contracts in an entity's own equity. For convertible instruments, the instruments primarily affected are those issued with beneficial conversion features or cash conversion features because the accounting models for those specific features are removed. This ASU is effective for the year ended December 31, 2024. The Company's adoption of ASU 2020-06 during the year ended December 31, 2024 did not have a material impact on the consolidated financial statements.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Segment reporting

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." ASU 2023-07 intends to improve reportable segment disclosure requirements, primarily through enhanced disclosures related to significant segment expenses. In addition, this standard is expected to enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss and provides segment disclosure requirements for entities with a single reportable segment. ASU 2023-07 is effective on a retrospective basis for annual periods beginning after December 15, 2023, for interim periods within fiscal years beginning after December 15, 2024. The Company's adoption of ASU 2023-07 during the year ended December 31, 2024 did not have a material impact on the consolidated financial statements. Refer to Note 13 for additional details on segment reporting.

Income taxes

In December 2023, the FASB issued ASU 2023-09, "Improvements to Income Tax Disclosures (Topic 740)", which focuses on income tax disclosures around effective tax rates and cash income taxes paid. This standard requires entities to provide additional information about federal, state and foreign income taxes and reconciling items in the rate reconciliation table, and to disclose further disaggregation of income taxes paid (net of refunds received) by federal (national), state and foreign taxes by jurisdiction. For public business entities, the ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The guidance should be applied prospectively, but entities have the option to apply it retrospectively for each period presented. The Company does not expect the adoption of the new standard to have a material effect on its consolidated financial statements.

Expense Disaggregation

In November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income Expense Disaggregation Disclosures (Subtopic 220- 40)", and in January 2025, the FASB issued ASU 2025-01, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date". This standard requires public companies to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The new standard, as clarified by ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the potential impact upon adoption, but does not expect the adoption of the new standard to have a material effect on its consolidated financial statements.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
3. Loans

Residential mortgage loans

The tables below detail information regarding the Company’s residential mortgage loan portfolio as of December 31, 2024 and 2023 ($ in thousands). The gross unrealized gains/(losses) in the table below represent inception to date gains/(losses).

	Unpaid Principal Balance			Gross Unrealized			Weighted Average
December 31, 2024		Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield (1)	Life (Years) (2)
Securitized residential mortgage loans, at fair value (3)(4)
Non-Agency Loans (5)	$6,382,814	$5,817	$6,388,631	$28,767	$(372,801)	$6,044,597	5.59%	5.68%	8.12
Re- and Non-Performing Loans	182,501	(11,515)	170,986	—	(17,905)	153,081	3.43%	6.55%	5.53
Total Securitized residential mortgage loans, at fair value	$6,565,315	$(5,698)	$6,559,617	$28,767	$(390,706)	$6,197,678	5.53%	5.70%	8.05

Residential mortgage loans, at fair value (4)
Agency-Eligible Loans	$101,570	$908	$102,478	$31	$(364)	$102,145	6.89%	6.58%	4.95
Home Equity Loans	99,863	1,625	101,488	2,509	(33)	103,964	10.35%	9.89%	4.30
Non-Agency Loans	13,098	(273)	12,825	101	(647)	12,279	7.54%	4.72%	3.76
Re- and Non-Performing Loans	2,016	(1,168)	848	981	—	1,829	N/A	103.24%	1.37
Total Residential mortgage loans, at fair value	$216,547	$1,092	$217,639	$3,622	$(1,044)	$220,217	8.54%	8.39%	4.54

Total as of December 31, 2024	$6,781,862	$(4,606)	$6,777,256	$32,389	$(391,750)	$6,417,895	5.62%	5.79%	7.93

	Unpaid Principal Balance			Gross Unrealized			Weighted Average
December 31, 2023		Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield (1)	Life (Years) (2)
Securitized residential mortgage loans, at fair value (3)
Non-Agency Loans (5)	$5,599,960	$(32,250)	$5,567,710	$29,603	$(422,144)	$5,175,169	5.19%	5.51%	10.37
Re- and Non-Performing Loans	217,098	(17,465)	199,633	199	(16,720)	183,112	3.88%	6.30%	6.10
Total Securitized residential mortgage loans, at fair value	$5,817,058	$(49,715)	$5,767,343	$29,802	$(438,864)	$5,358,281	5.14%	5.54%	10.21

Residential mortgage loans, at fair value
Agency-Eligible Loans	212,350	3,535	215,885	4,824	—	220,709	7.94%	7.28%	3.37
Non-Agency Loans	$92,033	$835	$92,868	$2,222	$(574)	$94,516	8.10%	7.29%	3.14
Re- and Non-Performing Loans	2,604	(1,630)	974	1,432	—	2,406	N/A	112.97%	1.69
Total Residential mortgage loans, at fair value	$306,987	$2,740	$309,727	$8,478	$(574)	$317,631	7.99%	8.08%	3.29

Total as of December 31, 2023	$6,124,045	$(46,975)	$6,077,070	$38,280	$(439,438)	$5,675,912	5.28%	5.68%	9.86
(1)As of December 31, 2024, the weighted average yields are presented based on the amortized cost of the underlying loans. As of December 31, 2023, the weighted average yields are presented based on the fair value of the underlying loans. The weighted average yield of the Company's securitized residential mortgage loans and residential mortgage loans based on the fair value of the underlying loans as of December 31, 2024 was 5.80% and 8.86%, respectively.
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
(4)During the year ended December 31, 2024, the Company transferred $1.5 billion of Residential Mortgage Loans, at fair value, to Securitized Residential Mortgage Loans, at fair value, in connection with 4 securitizations executed during the period.
(5)Securitized Non-Agency Loans include loans that were considered to be Agency-Eligible prior to the Company's securitization.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following tables present information regarding the delinquency status of the Company's residential mortgage loans ($ in thousands).

	Unpaid Principal Balance		Aging by Unpaid Principal Balance (1)(2)
December 31, 2024		Loan Count (1)	Current	30-59 Days	60-89 Days	90+ Days
Securitized residential mortgage loans
Non-Agency Loans	$6,382,814	16,087	$6,183,680	$86,606	$33,793	$78,735
Re- and Non-Performing Loans	182,501	1,259	132,477	14,114	3,702	32,208
Total Securitized residential mortgage loans	$6,565,315	17,346	$6,316,157	$100,720	$37,495	$110,943
Residential mortgage loans
Agency-Eligible Loans	101,570	214	101,062	508	—	—
Home Equity Loans	99,863	1,292	99,838	25	—	—
Non-Agency Loans	$13,098	24	$4,967	$1,275	$1,162	$5,694
Re- and Non-Performing Loans (1)	2,016	N/A	N/A	N/A	N/A	N/A
Total Residential mortgage loans	$216,547	1,530	$205,867	$1,808	$1,162	$5,694
Total as of December 31, 2024	$6,781,862	18,876	$6,522,024	$102,528	$38,657	$116,637

	Unpaid Principal Balance		Aging by Unpaid Principal Balance (1)(2)
December 31, 2023		Loan Count (1)	Current	30-59 Days	60-89 Days	90+ Days
Securitized residential mortgage loans
Non-Agency Loans	$5,599,960	13,460	$5,446,631	$68,242	$30,873	$54,214
Re- and Non-Performing Loans	217,098	1,495	154,632	17,145	4,780	40,541
Total Securitized residential mortgage loans	$5,817,058	14,955	$5,601,263	$85,387	$35,653	$94,755
Residential mortgage loans
Agency-Eligible Loans	212,350	536	211,499	851	—	—
Non-Agency Loans	$92,033	170	$83,582	$1,010	$615	$6,826
Re- and Non-Performing Loans (1)	2,604	N/A	N/A	N/A	N/A	N/A
Total Residential mortgage loans	$306,987	706	$295,081	$1,861	$615	$6,826
Total as of December 31, 2023	$6,124,045	15,661	$5,896,344	$87,248	$36,268	$101,581
(1)Loan count and aging data excludes the Re- and Non-Performing Loans subcategory of Residential mortgage loans above as there may be limited data available regarding the underlying collateral of these residual positions.
(2)As of December 31, 2024, the Company had securitized residential mortgage loans and residential mortgage loans that were 90+ days delinquent with a fair value of $51.9 million and loans in the process of foreclosure with a fair value of $57.9 million. As of December 31, 2023, the Company had securitized residential mortgage loans and residential mortgage loans that were 90+ days delinquent with a fair value of $41.7 million and loans in the process of foreclosure with a fair value of $51.8 million.

As of December 31, 2024 and 2023, 9.6% and 12.0%, respectively, of the unpaid principal balance of the Company's securitized residential mortgage loans and residential mortgage loans were adjustable rate mortgages.

During the year ended December 31, 2024, the Company purchased residential mortgage loans as detailed below (in thousands).

	December 31, 2024		December 31, 2023
	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Residential mortgage loan purchases
Securitized Non-Agency Loans (1)	—	—	1,057,830	971,781
Agency-Eligible Loans	1,407,588	1,432,492	640,798	642,010
Home Equity Loans	281,374	288,885	—	—
Non-Agency Loans (1)	23,506	23,796	584,534	593,689
Total	$1,712,468	$1,745,173	$2,283,162	$2,207,480
(1)During the year ended December 31, 2023, the Company acquired $971.8 million and $6.0 million of Securitized Non-Agency Loans and Non-Agency Loans, respectively. Refer to Note 1 for additional details on the WMC acquisition.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

During the years ended December 31, 2024 and 2023, the Company sold residential mortgage loans as detailed below ($ in thousands).

	Number of Loans	Proceeds	Realized Gains	Realized Losses
Year Ended December 31, 2024
Agency-Eligible Loans	190	$73,614	$356	$(276)
Home Equity Loans	2,389	184,595	3,719	—
Non-Agency Loans	160	86,349	1,274	(137)
Re- and Non-Performing Loans	74	13,493	1,427	(271)

Year Ended December 31, 2023
Agency-Eligible Loans	47	$18,474	$69	$(85)
Non-Agency Loans	587	330,742	1,960	(13,272)
Re- and Non-Performing Loans	560	68,693	3,729	(4,068)

The Company’s residential mortgage loan portfolio consists of mortgage loans on residential real estate located throughout the United States. The following is a summary of the geographic concentration of credit risk as of December 31, 2024 and 2023 and includes states where the exposure is greater than 5% of the fair value of the Company's residential mortgage loan portfolio.

Geographic Concentration of Credit Risk (1)	December 31, 2024	December 31, 2023
California	35%	38%
New York	11%	13%
Florida	11%	10%
Texas	6%	6%
New Jersey	5%	5%
(1)Excludes the Re- and Non-Performing Loans subcategory of Residential mortgage loans above as there may be limited data available regarding the underlying collateral of these residual positions.

Variable interest entities

The Company entered into securitization transactions collateralized by its Non-Agency Loans/Agency-Eligible Loans and re- and non-performing loans, of which the securitization trusts are considered VIEs. The Company was determined to be the primary beneficiary of the VIEs and, as a result, consolidated the assets and liabilities of the VIEs on its consolidated balance sheets. In a securitization transaction, a pool of loans is transferred to a wholly-owned subsidiary of the Company and the loans are deposited into a newly created securitization trust. The securitization trust issues various classes of mortgage pass-through certificates backed by the cash flows from the underlying residential mortgage loans (the "Certificates"). As the sponsor of the securitization, the Company retains certain Certificates issued by the securitization trusts in order to satisfy risk retention rules, which generally require the sponsor to retain at least 5% of the fair value of the Certificates issued in the securitization. The Company's continuing involvement in these securitization trusts represents its retained Certificates and the ability to purchase all of the outstanding Certificates upon the occurrence of certain events through an optional redemption right held by the Company. The Company has also engaged a related party of the Manager and direct subsidiary of TPG Angelo Gordon to act as the servicing administrator of certain securitization trusts.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table details certain information related to the assets and liabilities of the Non-Agency VIEs as of December 31, 2024 and 2023 ($ in thousands).

	December 31, 2024			December 31, 2023
	Carrying Value	Weighted Average		Carrying Value	Weighted Average
		Yield (1)	Life (Years) (2)		Yield (1)	Life (Years) (2)
Assets
Securitized residential mortgage loans, at fair value (3)	$6,044,597	5.68%	8.12	$5,175,169	5.51%	10.37
Other assets	30,922			25,105
Total Assets	$6,075,519			$5,200,274

Liabilities
Securitized debt, at fair value (3) (4)	$5,391,413	5.17%	6.05	$4,597,490	4.94%	7.52
Other liabilities	22,185			17,269
Total Liabilities	$5,413,598			$4,614,759

Total Equity (5)	$661,921			$585,515
(1)As of December 31, 2024, the weighted average yields are presented based on the amortized cost of the underlying loans. As of December 31, 2023, the weighted average yields are presented based on the fair value of the underlying loans. The weighted average yield of the Company's securitized residential mortgage loans and securitized debt based on the fair value as of December 31, 2024 was 5.78% and 5.29%, respectively.
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
(5)As of December 31, 2024 and 2023, the Company had outstanding financing arrangements of $370.9 million and $301.2 million, respectively, collateralized by $654.3 million and $578.8 million of the Company's retained interests in the Non-Agency VIEs, respectively. See Note 6 for more detail regarding the Company's financing arrangements.

The following table details certain information related to the assets and liabilities of the RPL/NPL VIEs as of December 31, 2024 and 2023 ($ in thousands).

	December 31, 2024			December 31, 2023
	Carrying Value	Weighted Average		Carrying Value	Weighted Average
		Yield (1)	Life (Years) (2)		Yield (1)	Life (Years) (2)
Assets
Securitized residential mortgage loans, at fair value	$153,081	6.55%	5.53	$183,112	6.30%	6.10
Restricted cash	10			10
Other assets	2,064			2,056
Total Assets	$155,155			$185,178

Liabilities
Securitized debt, at fair value (3)	$100,554	3.34%	3.59	$114,133	3.25%	3.77
Other liabilities	298			328
Total Liabilities	$100,852			$114,461

Total Equity (4)	$54,303			$70,717
(1)As of December 31, 2024, the weighted average yields are presented based on the amortized cost of the underlying loans. As of December 31, 2023, the weighted average yields are presented based on the fair value of the underlying loans. The weighted average yield of the Company's securitized residential mortgage loans and securitized debt based on the fair value as of December 31, 2024 was 6.63% and 3.34%, respectively.
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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(4)As of December 31, 2024 and 2023, the Company had outstanding financing arrangements of $31.8 million and $44.9 million, respectively, collateralized by $51.0 million and $67.1 million of the Company's retained interests in the RPL/NPL VIEs, respectively. See Note 6 for more detail regarding the Company's financing arrangements.

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

As of December 31, 2024, there were no residential mortgage loans or REO in the RMI 2015 Trust. As of December 31, 2023, the RMI 2015 Trust held Non-Agency Loans with a fair value of $6.6 million and REO with a carrying value of $3.4 million.

Legacy WMC Commercial loans

The tables below detail information regarding the Company's Legacy WMC Commercial loan portfolio as of December 31, 2024 and December 31, 2023 ($ in thousands). The gross unrealized gains/(losses) in the table below represent inception to date gains/(losses).

December 31, 2024		Premium / (Discount)	Amortized Cost	Gross Unrealized Gains	Fair Value	Weighted Average			Maturity Date (6)	LTV (7)	Location
Loan (1)(2)(3)	Unpaid Principal Balance					Coupon	Yield (4)	Life (Years) (5)
Loan A (8)	$7,259	$(64)	$7,195	$41	$7,236	8.71%	10.69%	0.42	5/6/2025	61.63%	IL, FL
Loan B (8)	13,206	(116)	13,090	74	13,164	8.71%	10.69%	0.42	5/6/2025	75.33%	CA
Loan C (8)	24,535	(215)	24,320	137	24,457	8.71%	10.69%	0.42	5/6/2025	77.22%	NY
Loan D (9)	22,204	(168)	22,036	112	22,148	7.89%	8.73%	0.68	8/6/2025	42.50%	CT
Total	$67,204	$(563)	$66,641	$364	$67,005	8.44%	10.04%	0.50		63.69%

December 31, 2023		Premium / (Discount)	Amortized Cost	Gross Unrealized Gains	Fair Value	Weighted Average			Maturity Date (6)	LTV (7)	Location
Loan (1)(2)(3)	Unpaid Principal Balance					Coupon	Yield (4)	Life (Years) (5)
Loan A (8)	$7,259	$(137)	$7,122	$12	$7,134	9.55%	10.16%	1.44	5/6/2025	61.63%	IL, FL
Loan B (8)	13,206	(249)	12,957	22	12,979	9.55%	10.16%	1.44	5/6/2025	75.33%	CA
Loan C (8)	24,535	(463)	24,072	40	24,112	9.55%	10.16%	1.44	5/6/2025	77.22%	NY
Loan D (9)	22,204	(147)	22,057	21	22,078	8.72%	8.17%	1.69	8/6/2025	42.50%	CT
Total	$67,204	$(996)	$66,208	$95	$66,303	9.27%	9.50%	1.52		63.61%
(1)The Company has the contractual right to receive a balloon payment for each loan.
(2)Each commercial loan investment is a first mortgage loan.
(3)Each commercial loan has a current payment status.
(4)As of December 31, 2024, the weighted average yields are presented based on the amortized cost of the underlying loans. As of December 31, 2023, the weighted average yields are presented based on the fair value of the underlying loans. The weighted average yield of the Company's commercial loans based on the fair value of the underlying loans as of December 31, 2024 was 10.04%.
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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
4. Real Estate Securities

The following tables detail the Company’s real estate securities portfolio as of December 31, 2024 and 2023 ($ in thousands). The gross unrealized gains/(losses) in the tables below represent inception to date unrealized gains/(losses).

	Current Face	Premium / (Discount)	Amortized Cost	Gross Unrealized		Fair Value	Weighted Average
December 31, 2024				Gains	Losses		Coupon (1)	Yield (2)
Non-Agency RMBS
GCAT Non-Agency RMBS (4)
GCAT Non-Agency Securities	$43,794	$(1,884)	$41,910	$—	$(5,431)	$36,479	4.94%	6.12%
GCAT Non-Agency RMBS Interest Only (5)	N/A	N/A	2,271	1,565	—	3,836	0.38%	36.66%
Total GCAT Non-Agency RMBS	43,794	(1,884)	44,181	1,565	(5,431)	40,315	2.68%	7.69%
Non-Agency Securities	79,524	(6,011)	73,513	2,206	(742)	74,977	5.94%	7.77%
Non-Agency RMBS Interest Only (5)	N/A	N/A	10,764	1,539	(16)	12,287	2.28%	27.60%
Total Non-Agency RMBS	123,318	(7,895)	128,458	5,310	(6,189)	127,579	3.08%	9.40%

Legacy WMC CMBS (6)	100,896	(41,879)	59,017	2,577	(8,809)	52,785	5.13%	16.74%

Agency RMBS Interest Only (5)	N/A	N/A	20,517	908	(429)	20,996	4.32%	10.35%

Total as of December 31, 2024	$224,214	$(49,774)	$207,992	$8,795	$(15,427)	$201,360	3.62%	11.58%

	Current Face	Premium / (Discount)	Amortized Cost	Gross Unrealized			Weighted Average
December 31, 2023				Gains	Losses	Fair Value	Coupon (1)	Yield (2)
Non-Agency RMBS
GCAT Non-Agency RMBS (4)
GCAT Non-Agency Securities	$43,794	$(2,281)	$41,513	$—	$(8,971)	$32,542	4.67%	5.99%
GCAT Non-Agency RMBS Interest Only (5)	N/A	N/A	2,541	2,450	—	4,991	—%	37.74%
Total GCAT Non-Agency RMBS	43,794	(2,281)	44,054	2,450	(8,971)	37,533	2.20%	10.21%
Non-Agency Securities	82,390	(33,399)	48,991	2,139	(124)	51,006	4.99%	9.11%
Non-Agency RMBS Interest Only (5)	N/A	N/A	1,116	1	(34)	1,083	0.35%	16.04%
Total Non-Agency RMBS	126,184	(35,680)	94,161	4,590	(9,129)	89,622	2.17%	9.66%

Legacy WMC CMBS	103,458	(46,925)	56,533	546	(730)	56,349	7.39%	21.90%

Legacy WMC Other Securities (7)	N/A	N/A	1,174	—	(18)	1,156	N/A	18.16%

Agency RMBS Interest Only (5)	N/A	N/A	16,714	115	(1,135)	15,694	3.74%	10.20%

Total as of December 31, 2023	229,642	(82,605)	168,582	5,251	(11,012)	162,821	3.54%	14.01%
(1)Equity residual investments with a zero coupon rate are excluded from this calculation.
(2)As of December 31, 2024, the weighted average yields are presented based on the amortized cost of the underlying loans. As of December 31, 2023, the weighted average yields are presented based on the fair value of the underlying loans. The weighted average yield of the Company's real estate securities based on the fair value of the underlying securities as of December 31, 2024 was 12.11%.
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
(5)Interest Only have no principal balances and bear interest based on a notional balance. The notional balance is used solely to determine interest distributions on the interest only classes of securities. As of December 31, 2024, the notional balances for GCAT Non-Agency RMBS Interest Only, Non-Agency RMBS Interest Only and Agency RMBS Interest Only line items were $85.6 million, $242.0 million and $107.2 million, respectively. As of December 31, 2023, the notional value of the GCAT Non-Agency RMBS Interest Only, Non-Agency RMBS Interest Only and Agency RMBS Interest Only line items were $98.3 million, $128.8 million and $92.2 million, respectively.
(6)As of December 31, 2024, there are Legacy WMC CMBS with an unpaid principal balance of $23.5 million and a fair value of $6.0 million which are on non-accrual or cost recovery status.
(7)Legacy WMC Other securities include residual interests in asset-backed securities which have no principal balance.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following tables summarize the Company's real estate securities according to their projected weighted average life classifications as of December 31, 2024 and 2023 ($ in thousands).

December 31, 2024	Non-Agency RMBS		Legacy WMC CMBS		Agency RMBS
Weighted Average Life (1)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than or equal to one year	$2,983	$2,901	$14,731	$14,945	$—	$—
Greater than one year and less than or equal to five years	16,277	13,197	38,054	44,071	676	667
Greater than five years and less than or equal to ten years	71,588	75,990	—	—	20,320	19,850
Greater than ten years	36,731	36,370	—	—	—	—
Total as of December 31, 2024	$127,579	$128,458	$52,785	$59,016	$20,996	$20,517
December 31, 2023	Non-Agency RMBS		Legacy WMC CMBS		Agency RMBS		Legacy WMC Other Securities
Weighted Average Life (1)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than or equal to one year	$—	$—	$15,015	$15,010	$—	$—	$—	$—
Greater than one year and less than or equal to five years	4,631	4,669	41,334	41,523	697	678	—	—
Greater than five years and less than or equal to ten years	38,792	40,539	—	—	14,997	16,036	1,156	1,174
Greater than ten years	46,199	48,953	—	—	—	—	—	—
Total as of December 31, 2023	$89,622	$94,161	$56,349	$56,533	$15,694	$16,714	$1,156	$1,174
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

The Company sold real estate securities during the years ended December 31, 2024 and 2023, as detailed below ($ in thousands).

	Number of Securities	Proceeds	Realized Gains	Realized Losses
Year ended December 31, 2024
Agency RMBS	6	$543,172	$10,172	$—
Non-Agency RMBS	16	61,679	3,352	(569)
CMBS	1	1,531	—	(62)
Other Securities	1	763	—	(227)
Year ended December 31, 2023
Agency RMBS	5	$266,298	$391	$(2,899)
Non-Agency RMBS	6	20,058	950	—

Unconsolidated variable interest entities

GCAT Securitizations

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

The following table summarizes the Company’s investment in GCAT unconsolidated VIEs and information regarding the residential mortgage loans transferred to the unconsolidated VIEs as of December 31, 2024 and 2023 (in thousands).

	December 31, 2024		December 31, 2023
	Current Face	Fair Value	Current Face	Fair Value
Retained interest in unconsolidated VIEs
GCAT Non-Agency Securities	$43,794	$36,479	$43,794	$32,542
GCAT Non-Agency RMBS Interest Only (1)	N/A	3,836	N/A	4,991
Total retained interest in unconsolidated VIEs (2) (3)	$43,794	$40,315	$43,794	$37,533

Assets transferred to unconsolidated VIEs	December 31, 2024		December 31, 2023
Total unpaid principal balance of loans outstanding (4)		$386,029		$450,366
Weighted average coupon on loans outstanding	6.05%		5.67%
Percent of unpaid principal balance greater than 90 days delinquent (5)	2.50%		1.94%
(1)Interest Only have no principal balances and bear interest based on a notional balance. The notional balance is used solely to determine interest distributions on the interest only classes of securities. As of December 31, 2024 and 2023, the notional balances for GCAT Non-Agency RMBS Interest Only line item were $85.6 million and $98.3 million, respectively.
(2)Maximum loss exposure from the Company’s involvement with unconsolidated VIEs pertains to the fair value of the securities retained from these VIEs. The Company has no obligation to provide any other explicit or implicit support to the securitization trust.
(3)As of December 31, 2024 and 2023, the Company held securities exposed to the first loss of the securitization with a fair value $3.2 million and $4.1 million, respectively.
(4)Represents the total balance of loans as of December 31, 2024 and 2023 that were contributed to the unconsolidated securitization trusts, inclusive of loans contributed by the Company and loans contributed by other parties
(5)As of December 31, 2024, 1.30% of loans were 90+ days delinquent, 0.34% of loans were REO, and 0.86% of loans were in the process of foreclosure. As of December 31, 2023, 0.70% of loans were 90+ days delinquent and 1.24% loans were in the process of foreclosure.

Co-Sponsored Securitizations

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

During the year ended December 31, 2024, the Company sold Non-Agency RMBS from the Co-Sponsored Securitizations for proceeds of $20.3 million.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following table summarizes the Company’s investment in Co-Sponsored unconsolidated VIEs and information regarding the residential mortgage loans transferred to the Company’s unconsolidated VIEs as of December 31, 2024 (in thousands).

	December 31, 2024
	Current Face	Fair Value
Retained interest in unconsolidated VIEs
Non-Agency Securities	$48,598	$47,334
Non-Agency RMBS Interest Only (1)	N/A	855
Total retained interest in unconsolidated VIEs (2) (3)	$48,598	$48,189

Assets transferred to unconsolidated VIEs	December 31, 2024
Total unpaid principal balance of loans outstanding (4)		$695,007
Weighted average coupon on loans outstanding	7.29%
Percent of unpaid principal balance greater than 90 days delinquent (5)	0.05%
(1)Interest Only have no principal balances and bear interest based on a notional balance. The notional balance is used solely to determine interest distributions on the interest only classes of securities. As of December 31, 2024, the notional balances for Non-Agency RMBS Interest Only line item was $50.4 million.
(2)Maximum loss exposure from the Company’s involvement with unconsolidated VIEs pertains to the fair value of the securities retained from these VIEs. The Company has no obligation to provide any other explicit or implicit support to the securitization trust.
(3)As of December 31, 2024, the Company held securities exposed to the first loss of the securitization with a fair value of $3.3 million.
(4)Represents the total balance of loans as of December 31, 2024 that were contributed to the unconsolidated securitization trusts, inclusive of loans contributed by the Company and loans contributed by other parties
(5)As of December 31, 2024, 0.05% of loans were 90+ days delinquent.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following tables present the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2024 and 2023 (in thousands).

	Fair Value as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Securitized residential mortgage loans	$—	$—	$6,197,678	$6,197,678
Residential mortgage loans	—	1,829	218,388	220,217
Legacy WMC Commercial loans	—	—	67,005	67,005
Non-Agency RMBS	—	12,046	115,533	127,579
Legacy WMC CMBS	—	52,785	—	52,785
Agency RMBS	—	20,996	—	20,996
Derivative assets (1)	—	11,414	204	11,618
Cash equivalents (2)	117,979	—	—	117,979
AG Arc (3)	—	—	30,778	30,778
Total Assets Measured at Fair Value	$117,979	$99,070	$6,629,586	$6,846,635

Liabilities:
Securitized debt	$—	$—	$(5,491,967)	$(5,491,967)
Derivative liabilities (1)	—	(38)	(336)	(374)
Total Liabilities Measured at Fair Value	$—	$(38)	$(5,492,303)	$(5,492,341)

	Fair value as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Securitized residential mortgage loans	$—	$—	$5,358,281	$5,358,281
Residential mortgage loans	—	777	316,854	317,631
Legacy WMC Commercial loans	—	—	66,303	66,303
Non-Agency RMBS	—	52,089	37,533	89,622
Legacy WMC CMBS	—	50,553	5,796	56,349
Legacy WMC Other Securities	—	—	1,156	1,156
Agency RMBS	—	15,694	—	15,694
Derivative assets (1)	—	9,433	1,172	10,605
Cash equivalents (2)	95,749	—	—	95,749
AG Arc (3)	—	—	33,574	33,574
Total Assets Measured at Fair Value	$95,749	$128,546	$5,820,669	$6,044,964

Liabilities:
Securitized debt	$—	$—	$(4,711,623)	$(4,711,623)
Derivative liabilities (1)	—	(7,783)	(7)	(7,790)
Total Liabilities Measured at Fair Value	$—	$(7,783)	$(4,711,630)	$(4,719,413)
(1)As of December 31, 2024, the Company applied a reduction in fair value of $11.4 million and $35.0 thousand to its interest rate swap assets and liabilities, respectively, related to variation margin with a corresponding increase or decrease in restricted cash. As of December 31, 2023, the Company applied a reduction in fair value of $9.3 million and $7.7 million to its interest rate swap assets and liabilities, respectively, related to variation margin with a corresponding increase or decrease in restricted cash. Derivative assets and liabilities are included in the "Other assets" and "Other liabilities" line items on the consolidated balance sheets, respectively. Refer to Note 7 for more information on the Company's derivatives.
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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The valuation of the Company’s residential mortgage loans, securitized debt relating to the Non-Agency VIEs and RPL/NPL VIEs, commercial loans, certain securities, and forward purchase commitments is determined by the Manager using third-party pricing services where available, valuation analyses from third-party pricing service providers, or model-based pricing. Third-party pricing service providers conduct independent valuation analyses based on a review of source documents, available market data, and comparable investments. The analyses provided by valuation service providers are reviewed and considered by the Manager. The evaluation considers the underlying characteristics of each loan, which are observable inputs, including: coupon, maturity date, loan age, reset date, collateral type, periodic and life cap, geography, and historical prepayment speeds. The Company also considers loan servicing data, as available, forward interest rates, general economic conditions, home price index forecasts, and valuations of the underlying properties. The variables considered most significant to the determination of the fair value of the Company's residential mortgage loans, securitized debt, commercial loans, certain securities, and forward purchase commitments include market-implied discount rates, projections of default rates, delinquency rates, prepayment rates, loss severity, loan-to-value ratios, recovery rates, reperformance rates, timeline to liquidation, and, for forward purchase commitments, pull-through rates. The Company and third-party pricing service providers use loan level data and macro-economic inputs to generate loss adjusted cash flows and other information in determining the fair value. Because of the inherent uncertainty of such valuation, the fair value established for mortgage loans, securitized debt, commercial loans, certain securities, and forward purchase commitments held by the Company may differ from the fair value that would have been established if a ready market existed for these mortgage loans.

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

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the years ended December 31, 2024 and 2023.

The Company transferred $1.6 million of residential mortgage loans and $5.8 million of CMBS from Level 3 to Level 2 of the fair value hierarchy during the year ended December 31, 2024. The Company did not have any transfers from Level 2 to Level 3 of the fair value hierarchy during the year ended December 31, 2024. The Company did not have any transfers during the year ended December 31, 2023. Transfers into the Level 3 category of the fair value hierarchy occur due to instruments exhibiting indications of reduced levels of market transparency. Transfers out of the Level 3 category of the fair value hierarchy occur due to instruments exhibiting indications of increased levels of market transparency. Indications of increases or decreases in levels of market transparency include a change in observable transactions or executable quotes involving these instruments or similar instruments. Changes in these indications could impact price transparency, and thereby cause a change in level designations in future periods.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following tables present additional information about the Company’s assets and liabilities which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value (in thousands).

Year Ended December 31, 2024
	Residential Mortgage Loans (1)	Legacy WMC Commercial Loans	Non-Agency RMBS	Legacy WMC CMBS	Legacy WMC Other Securities	Derivative Assets (2)	AG Arc	Securitized Debt	Derivative Liabilities (2)
Beginning balance	$5,675,135	$66,303	$37,533	$5,796	$1,156	$1,172	$33,574	$(4,711,623)	$(7)
Transfers (3):
Transfers out of level 3	(1,629)	—	—	(5,796)	—	—	—	—	—
Purchases	1,746,012	—	95,395	—	—	—	—	—	—
Issuances of Securitized Debt	—	—	—	—	—	—	—	(1,372,097)	—
Capital distributions	—	—	—	—	—	—	(5,042)	—	—
Proceeds from sales or settlements	(355,229)	—	(20,289)	—	(762)	(2,739)	—	—	1,379
Principal repayments	(710,639)	—	(1,847)	—	—	—	—	657,092	—
Principal funding	2,070	—	—	—	—	—	—	—	—
Included in net income:
Net premium and discount amortization (4)	14,839	434	17	—	(185)	—	—	(30,310)	—
Net realized gain/(loss)	6,352	—	(87)	—	(227)	2,739	—	—	(1,379)
Net unrealized gain/(loss)	42,253	268	4,811	—	18	(968)	—	(35,029)	(329)
Equity in earnings/(loss) from affiliates	—	—	—	—	—	—	2,246	—	—
Other (5)	(3,098)	—	—	—	—	—	—	—	—
Ending Balance	$6,416,066	$67,005	$115,533	$—	$—	$204	$30,778	$(5,491,967)	$(336)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of December 31, 2024:
Net premium and discount amortization (4)	14,753	434	17	—	—	—	—	(30,310)	—
Net unrealized gain/(loss)	41,011	268	4,811	—	—	204	—	(35,029)	(336)
Equity in earnings/(loss) from affiliates	—	—	—	—	—	—	2,246	—	—

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Year Ended December 31, 2023
	Residential Mortgage Loans (1)	Legacy WMC Commercial Loans	Non-Agency RMBS	Legacy WMC CMBS	Legacy WMC Other Securities	Derivative Assets (2)	AG Arc	Securitized Debt	Derivative Liabilities (2)
Beginning balance	$4,127,843	$—	$14,917	$—	$—	$98	$39,680	$(3,262,352)	$(9)
Purchases	1,228,800	—	4,825	—	—	—	—	—	—
Transfers from MATH (6)	—	—	16,408	—	—	—	—	—	—
Assets acquired/liabilities assumed from WMC	977,827	78,459	—	5,588	1,159	—	—	(837,317)	—
Issuances of Securitized Debt	—	—	—	—	—	—	—	(874,407)	—
Capital distributions	—	—	—	—	—	—	(626)	—	—
Proceeds from sales or settlements	(417,909)	—	—	—	—	(5,289)	—	—	4,293
Principal repayments	(342,996)	(12,250)	—	—	—	—	—	364,920	—
Included in net income:
Net premium and discount amortization (4)	3,631	(1)	(217)	60	15	—	—	(13,098)	—
Net realized gain/(loss)	(11,937)	—	—	—	—	5,289	—	—	(4,293)
Net unrealized gain/(loss)	111,642	95	1,600	148	(18)	1,074	—	(89,369)	2
Equity in earnings/(loss) from affiliates	—	—	—	—	—	—	(5,480)	—	—
Other (5)	(1,766)	—	—	—	—	—	—	—	—
Ending Balance	$5,675,135	$66,303	$37,533	$5,796	$1,156	$1,172	$33,574	$(4,711,623)	$(7)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of December 31, 2023:
Net premium and discount amortization (4)	2,857	(1)	(217)	60	15	—	—	(13,098)	—
Net unrealized gain/(loss)	101,037	95	1,600	148	(18)	1,172	—	(87,578)	(7)
Equity in earnings/(loss) from affiliates	—	—	—	—	—	—	(5,480)	—	—
(1)Includes Securitized residential mortgage loans.
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
(6)Refer to "MATH Transaction" in Note 10 for additional information.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table presents a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of investments for which the Company has utilized Level 3 inputs to determine fair value as of December 31, 2024 and 2023 ($ in thousands).

		December 31, 2024		December 31, 2023
Valuation Technique	Unobservable Input	Fair Value	Range (Weighted Average) (1)	Fair Value	Range (Weighted Average) (1)
Securitized Residential Mortgage Loans
	Yield		5.75% - 11.18% (6.26%)		5.67% - 9.47% (6.23%)
Discounted Cash Flow	Projected Collateral Prepayments	$6,197,678	4.95% - 14.48% (8.87%)	$5,358,281	3.02% - 10.47% (4.72%)
	Projected Collateral Losses		0.00% - 2.02% (0.08%)		0.02% - 1.88% (0.16%)
	Projected Collateral Severities		-19.30% - 26.00% (19.34%)		-13.44% - 26.00% (17.38%)
Residential Mortgage Loans
	Yield		6.44% - 15.63% (7.76%)		6.13% - 18.75% (6.64%)
Discounted Cash Flow	Projected Collateral Prepayments	$218,388	1.29% - 32.03% (17.65%)	$316,854	3.89% - 34.35% (24.88%)
	Projected Collateral Losses		0.00% - 26.56% (1.00%)		0.00% - 12.72% (0.15%)
	Projected Collateral Severities		-25.96% - 25.00% (16.59%)		-38.75% - 44.01% (9.62%)
Legacy WMC Commercial Loans
	Yield		8.06% - 9.63% (9.11%)		8.16% - 10.13% (9.47%)
Discounted Cash Flow	Credit Spread	$67,005	377 bps - 512 bps (467 bps)	$66,303	377 bps - 556 bps (496 bps)
	Recovery Percentage (2)		100.00% - 100.00% (100.00%)		100.00% - 100.00% (100.00%)
	Loan-to-Value		42.50% - 77.22% (63.69%)		42.50% - 77.22% (63.61%)
Non-Agency RMBS
	Yield		5.86% - 25.00% (7.90%)		6.23% - 14.00% (9.70%)
Discounted Cash Flow	Projected Collateral Prepayments	$115,533	7.37% - 14.50% (11.46%)	$37,533	4.55% - 5.26% (4.93%)
	Projected Collateral Losses		0.00% - 0.18% (0.04%)		0.17% - 0.28% (0.25%)
	Projected Collateral Severities		10.00% - 25.00% (18.17%)		10.00% - 10.00% (10.00%)
Legacy WMC CMBS
Consensus Pricing	Offered Quotes	$—	N/A	$5,796	55.20 - 55.20 (55.20)
Legacy WMC Other Securities
Consensus Pricing	Offered Quotes	$—	N/A	$1,156	6,821.32 - 6,821.32 (6,821.32)
Derivative Assets (3)
	Yield		6.59% - 7.70% (6.72%)		6.29% - 8.32% (6.81%)
Discounted Cash Flow	Projected Collateral Prepayments	$204	11.52% - 25.78% (19.09%)	$1,172	18.20% - 33.78% (27.00%)
	Projected Collateral Losses		0.02% - 2.73% (0.71%)		0.00% - 0.82% (0.14%)
	Projected Collateral Severities		10.00% - 10.00% (10.00%)		10.00% - 10.00% (10.00%)
	Pull Through Percentages		65.00% - 100.00% (89.33%)		60.00% - 100.00% (92.21%)
AG Arc
Comparable Multiple	Book Value Multiple	$30,778	0.95x - 0.95x (0.95x)	$33,574	0.89x - 0.89x (0.89x)
Securitized Debt
	Yield		5.11% - 25.00% (5.86%)		4.92% - 15.00% (5.72%)
Discounted Cash Flow	Projected Collateral Prepayments	$(5,491,967)	4.95% - 14.48% (8.85%)	$(4,711,623)	3.02% - 10.47% (4.66%)
	Projected Collateral Losses		0.00% - 0.50% (0.07%)		0.02% - 0.40% (0.15%)
	Projected Collateral Severities		10.00% - 26.00% (19.63%)		3.71% - 26.00% (17.76%)
Derivative Liabilities (3)
	Yield		6.58% - 6.96% (6.67%)		6.47% - 7.00% (6.51%)
Discounted Cash Flow	Projected Collateral Prepayments	$(336)	9.00% - 26.94% (18.34%)	$(7)	27.36% - 34.44% (34.30%)
	Projected Collateral Losses		0.01% - 1.36% (0.17%)		0.00% - 0.02% (0.00%)
	Projected Collateral Severities		10.00% - 10.00% (10.00%)		10.00% - 10.00% (10.00%)
	Pull Through Percentages		65.00% - 100.00% (90.48%)		60.00% - 100.00% (99.22%)
(1)Amounts are weighted based on fair value.
(2)Represents the proportion of the principal expected to be collected relative to the loan balances as of December 31, 2024 and 2023.
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

Legacy WMC Convertible Notes and fixed-rate long-term financing arrangements

The following table presents the carrying value and estimated fair value of the Company's Legacy WMC Convertible Notes, Senior Unsecured Notes and fixed-rate financing arrangements with contractual maturities of greater than one year as of December 31, 2024 and 2023 (in thousands). The fair value of the Company's Legacy WMC Convertibles Notes and Senior Unsecured Notes may be based upon prices obtained from third-party pricing services or broker quotations and are classified as Level 2. The fair value of the Company's fixed-rate long-term financing arrangements may be based on a discounted cash flow valuation approach using valuation analyses of the underlying collateral sourced from third-party pricing service providers and is classified as Level 3.

	December 31, 2024		December 31, 2023
	Carrying Value (1)	Estimated Fair Value	Carrying Value (1)	Estimated Fair Value
Legacy WMC Convertible Notes (2)	$—	$—	$85,266	$84,525
Senior Unsecured Notes	95,721	100,715	—	—
Financing arrangements	50,122	50,711	62,972	63,175

(1)The convertible senior unsecured notes and fixed-rate long-term financing arrangements are recorded at amortized cost in the Company's consolidated balance sheets.
(2)The Company paid off the remaining principal amount outstanding of the Legacy WMC Convertible Notes at maturity in September 2024.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
6. Financing

The following table presents a summary of the Company's financing as of December 31, 2024 and 2023 ($ in thousands).

	December 31, 2024						December 31, 2023
				Weighted Average		Collateral Fair Value (1)(2)
	Current Face	Carrying Value	Stated Maturity	Funding Cost	Life (Years)		Carrying Value
Financing Arrangements by Asset Type
Securitized Residential Mortgage Loans (3)
Non-Agency Loans (4)	$370,103	$370,913	Jan - July 2025	6.47%	0.16	$654,320	$301,205
Re- and Non-Performing Loans	31,798	31,798	Feb - Mar 2025	6.54%	0.18	50,974	44,928
Residential Mortgage Loans (5)
Agency-Eligible Loans	95,688	95,688	July 2025	6.19%	0.57	102,145	200,617
Home Equity Loans (4)	87,440	87,440	June 2025	6.92%	0.44	103,962	—
Non-Agency Loans	7,615	7,615	Apr - June 2025	6.46%	0.16	9,666	77,345
Legacy WMC Commercial Loans (4)	47,222	47,222	Mar 2025	7.49%	0.23	67,005	48,032
Non-Agency RMBS	78,978	78,978	Jan - May 2025	5.58%	0.09	109,881	51,251
Legacy WMC CMBS	20,416	20,416	Feb 2025	6.30%	0.12	52,752	31,620
Agency RMBS	2,038	2,038	Jan 2025	5.33%	0.05	2,760	12,594
Total Financing Arrangements	$741,298	$742,108		6.45%	0.24	$1,153,465	$767,592

Securitized debt, at fair value (6)(7)
Non-Agency Loans (8)	$5,779,890	$5,391,413	N/A	5.17%	6.05	N/A	$4,597,490
Re- and Non-Performing Loans	110,931	100,554	N/A	3.34%	3.59	N/A	114,133
Total Securitized Debt	$5,890,821	$5,491,967		5.14%	6.01	N/A	$4,711,623

Legacy WMC Convertible Notes	$—	$—	N/A	N/A	N/A	N/A	$85,266

Senior Unsecured Notes
February 2029 Senior Unsecured Notes	34,500	33,028	Feb 2029	10.79%	4.22	N/A	$—
May 2029 Senior Unsecured Notes	65,000	62,693	May 2029	10.52%	4.48	N/A	—
Total Senior Unsecured Notes	$99,500	$95,721		10.61%	4.39	N/A	$—

Total Financing	$6,731,619	$6,329,796		5.38%	5.45	$1,153,465	$5,564,481
(1)The Company also had $10.6 million and $1.7 million of cash pledged under repurchase agreements as of December 31, 2024 and 2023, respectively.
(2)Under the terms of the Company’s financing agreements, the Company's financing counterparties may, in certain cases, sell or re-hypothecate the pledged collateral.
(3)Amounts pledged as collateral under Securitized residential mortgage loans include certain of the Company's retained interests in securitizations. Refer to Note 3 for more information on the Non-Agency VIEs and RPL/NPL VIEs.
(4)As of December 31, 2024, the weighted average stated rate on the financing arrangements on the Company's Securitized Non-Agency Loans, Home Equity Loans, and Legacy WMC Commercial Loans was 6.87%, 6.78%, and 7.13%, respectively.
(5)The Company's Residential mortgage loan financing arrangements include a maximum uncommitted borrowing capacity of $1.8 billion on facilities used to finance Non-Agency, Agency-Eligible Loans, and Home Equity Loans.
(6)The holders of the securitized debt have no recourse to the general credit of the Company. The Company has no obligation to provide any other explicit or implicit support to the Non-Agency VIEs and RPL/NPL VIEs.
(7)As of December 31, 2024, the weighted average funding costs are presented based on the amortized cost of the underlying securities. As of December 31, 2023, the weighted average funding costs are presented based on the fair value of the underlying securities. The weighted average funding cost of the Company's securitized debt based on the fair value of the underlying securities as of December 31, 2024 was 5.25%.
(8)The current face on the Company's Securitized debt in the Company's Non-Agency VIEs excludes interest only classes which have no principal balances and bear interest based on a notional balance. The notional balance is used solely to determine interest distributions on the interest only classes of securities. As of December 31, 2024, the notional balance on interest only classes of Securitized debt was $1.2 billion.

In connection with the WMC acquisition in 2023, the Company assumed $171.2 million of financing arrangements, $837.3 million of securitized debt, and $85.2 million of Legacy WMC Convertible Notes. For additional information on the WMC acquisition, refer to Note 1.

Legacy WMC Convertible Notes

In connection with the WMC acquisition, the Merger Sub assumed, and the Company guaranteed, $86.25 million aggregate principal amount of Legacy WMC Convertible Notes. The Legacy WMC Convertible Notes had an interest rate of 6.75% and

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
interest was paid semiannually. During the year ended December 31, 2024, the Company repurchased $7.1 million of principal amount of its outstanding Legacy WMC Convertible Notes. The Company paid off the remaining principal amount outstanding of the Legacy WMC Convertible Notes at maturity in September 2024.

The below table details the total interest expense incurred on the Legacy WMC Convertible Notes during the years ended December 31, 2024 and 2023 (in thousands).

	Years Ended
	December 31, 2024	December 31, 2023
Coupon interest expense	$3,805	$404
Amortization expense	912	94
Total interest expense	$4,717	$498

Senior Unsecured Notes

The Company’s Senior Unsecured Notes consist of $34.5 million principal amount 9.500% Senior Notes due February 2029 ("February 2029 Senior Unsecured Notes") and $65.0 million principal amount 9.500% Senior Notes due May 2029 ("May 2029 Senior Unsecured Notes" and together with the February 2029 Senior Unsecured Notes, the "Senior Unsecured Notes"). The February 2029 Senior Unsecured Notes were issued on January 26, 2024 in a public offering for net proceeds of approximately $32.8 million and the May 2029 Senior Unsecured Notes were issued on May 15, 2024 in a public offering for net proceeds of approximately $62.4 million. The below table provides a summary of the Senior Unsecured Notes as of December 31, 2024 ($ in thousands).

	Principal Amount (1)	Carrying Value	First Pay Date	Maturity Date (2)	Redemption Date (3)	Rate (4)
February 2029 Senior Unsecured Notes	$34,500	$33,028	May 15, 2024	February 15, 2029	February 15, 2026	9.500%
May 2029 Senior Unsecured Notes	65,000	62,693	August 15, 2024	May 15, 2029	May 15, 2026	9.500%
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

The below table details the total interest expense incurred on the Senior Unsecured Notes during the year ended December 31, 2024 (in thousands). There was no interest expense incurred during the year ended December 31, 2023 as the Senior Unsecured Notes were issued during 2024.

December 31, 2024
Coupon interest expense	$6,926
Amortization expense	504
Total interest expense	$7,430

Contractual maturities

The following table allocates the current face of the Company's borrowings under financing arrangements and the Senior Unsecured Notes as of December 31, 2024 by contractual maturity (in thousands). Securitized debt is excluded from the below table as it does not have a contractual maturity.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	Within 30 Days	Over 30 Days to 3 Months	Over 3 Months to 12 Months	Over 12 Months	Total
Financing Arrangements by Asset Type
Securitized Residential Mortgage Loans
Non-Agency Loans	$245,874	$42,229	$82,000	$—	$370,103
Re- and Non-Performing Loans	—	31,798	—	—	31,798
Residential Mortgage Loans
Agency-Eligible Loans	—	—	95,688	—	95,688
Home Equity Loans	—	—	87,440	—	87,440
Non-Agency Loans	—	—	7,615	—	7,615
Legacy WMC Commercial Loans	—	47,222	—	—	47,222
Non-Agency RMBS	56,294	20,118	2,566	—	78,978
Legacy WMC CMBS	—	20,416	—	—	20,416
Agency RMBS	2,038	—	—	—	2,038
Total Financing Arrangements	$304,206	$161,783	$275,309	$—	$741,298

Senior Unsecured Notes
February 2029 Senior Unsecured Notes	$—	$—	$—	$34,500	$34,500
May 2029 Senior Unsecured Notes	—	—	—	65,000	65,000
Total Senior Unsecured Notes	$—	$—	$—	$99,500	$99,500

Counterparties

The Company had outstanding financing arrangements with six and seven counterparties as of December 31, 2024 and 2023, respectively.

The following table presents information as of December 31, 2024 and 2023 with respect to each counterparty that provides the Company with financing for which the Company had greater than 5% of its stockholders’ equity at risk, excluding stockholders’ equity at risk under financing through affiliated entities ($ in thousands).

	December 31, 2024			December 31, 2023
Counterparty	Stockholders' Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity	Stockholders' Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity
BofA Securities, Inc	$135,141	82	25.0%	$131,128	236	24.8%
Goldman Sachs Bank USA	92,220	118	17.1%	73,893	9	14.0%
Barclays Capital Inc.	75,516	20	14.0%	81,047	85	15.3%
JP Morgan Securities, LLC	(1)	(1)	(1)	46,642	134	8.8%
Various (2)	81,855	211	15.2%	69,637	577	13.2%
(1)As of December 31, 2024, the Company had less than 5% of its equity at risk under financing arrangements with JP Morgan Securities, LLC.
(2)Certain retained interests in securitizations are held in WMC RR 2023-1 Trust, a wholly owned subsidiary of the Company. WMC RR 2023-1 Trust issued certificates which were sold to various third-party investors.
Financial Covenants

The Company’s financing arrangements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each financing arrangement, typical supplemental terms include requirements of minimum equity and liquidity, leverage ratios, and performance triggers. In addition, some of the financing arrangements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that the Company fails to comply with the covenants contained in these financing arrangements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the associated agreement. Financings pursuant to financing arrangements are generally recourse to the Company. As of December 31, 2024, the Company is in compliance with all of its financial covenants.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
7. Other assets and liabilities

The following table details certain information related to the Company's "Other assets" and "Other liabilities" line items on its consolidated balance sheets as of December 31, 2024 and 2023 (in thousands).

	December 31, 2024	December 31, 2023
Other assets
Interest receivable	$34,930	$30,315
Real estate owned	3,537	5,644
Derivative assets, at fair value	204	1,321
Other assets	3,269	3,187
Due from broker	—	249
Total Other assets	$41,940	$40,716

Other liabilities
Due to affiliates (1)	$4,275	$3,252
Interest payable	28,294	23,715
Derivative liabilities, at fair value	340	70
Accrued expenses	1,698	4,874
Due to broker	48	196
Total Other liabilities	$34,758	$32,107
(1)Refer to Note 10 for more information.

Derivatives

The following table presents information related to the Company's derivatives and other instruments and their balance sheet location as of December 31, 2024 and 2023 (in thousands).

	Balance Sheet Location	December 31, 2024		December 31, 2023
Derivatives and Other Instruments (1)		Notional	Fair Value	Notional	Fair Value
Pay Fix/Receive Float Interest Rate Swap Agreements (2) (3)	Other assets	$337,550	$—	$165,000	$149
Pay Fix/Receive Float Interest Rate Swap Agreements (2) (3)	Other liabilities	5,000	(4)	338,000	—
Short TBAs	Other liabilities	—	—	9,000	(63)
Forward Purchase Commitments	Other assets	30,581	204	70,145	1,172
Forward Purchase Commitments	Other liabilities	35,398	(336)	2,566	(7)
(1)As of December 31, 2024 and 2023, no derivatives held by the Company were designated as hedges for accounting purposes.
(2)As of December 31, 2024, the Company applied a reduction in fair value of $11.4 million and $35.0 thousand to its interest rate swap assets and liabilities, respectively, related to variation margin with a corresponding increase or decrease in restricted cash. As of December 31, 2023, the Company applied a reduction in fair value of $9.3 million and $7.7 million to its interest rate swap assets and liabilities, respectively, related to variation margin with a corresponding increase or decrease in restricted cash.
(3)As of December 31, 2024, the Company's pay fix/receive float interest rate swaps had a weighted average pay-fixed rate of 3.48%, a weighted average receive-variable rate of 4.49%, and a weighted average years to maturity of 4.86 years. As of December 31, 2023, the Company's pay fix/receive float interest rate swaps had a weighted average pay-fixed rate of 3.65%, a weighted average receive-variable rate of 5.38%, and a weighted average years to maturity of 4.01 years.

Derivative and other instruments eligible for offset are presented gross on the consolidated balance sheets as of December 31, 2024 and 2023, if applicable. The Company has not offset or netted any derivatives or other instruments with any financial instruments or cash collateral posted or received.

The Company must post cash or securities as collateral on its derivative instruments when their fair value declines. This typically occurs when prevailing market rates change adversely, with the severity of the change also dependent on the term of the derivatives involved. The posting of collateral is generally bilateral, meaning that if the fair value of the Company’s derivatives increases, its counterparty must post collateral. As of December 31, 2024, the Company's restricted cash balance included $9.3 million of collateral related to certain derivatives, of which $0.7 million represents cash collateral posted by the Company and $8.6 million represents amounts related to variation margin. As of December 31, 2023, the Company's restricted cash balance included $12.3 million of collateral related to certain derivatives, of which $10.7 million represents cash collateral posted by the Company and $1.6 million represents amounts related to variation margin.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following table summarizes total income related to derivatives and other instruments for the years ended December 31, 2024 and 2023 (in thousands).

	Years Ended
	December 31, 2024	December 31, 2023
Included within Net interest component of interest rate swaps
Interest Rate Swaps	$7,617	$6,680

Included within Net unrealized gain/(loss)
Interest Rate Swaps	11,977	(24,828)
Short TBAs	63	(713)
Forward Purchase Commitments	(1,298)	1,076
	10,742	(24,465)

Included within Net realized gain/(loss)
Interest Rate Swaps	(22,265)	20,403
Long TBAs	—	5
Short TBAs	24	(70)
Forward Purchase Commitments	1,360	996
	(20,881)	21,334
Total income/(loss)	$(2,522)	$3,549

Derivative activity

The following table present information about the Company’s derivatives for the years ended December 31, 2024 and 2023 (in thousands).

	Beginning Notional Amount	Additions (1)	Settlement, Termination, or Expiration (2)	Ending Notional Amount	Derivative Asset	Derivative Liability
Year Ended December 31, 2024
Short TBAs	(9,000)	(121,000)	130,000	—	—	—
Interest Rate Swaps	503,000	1,067,300	(1,227,750)	342,550	—	(4)
Year Ended December 31, 2023
Long TBAs	$—	$10,000	$(10,000)	$—	$—	$—
Short TBAs (3)	(40,000)	(69,000)	100,000	(9,000)	—	(63)
Interest Rate Swaps	335,000	1,197,000	(1,029,000)	503,000	149	—
(1)For the year ended December 31, 2023, interest rate swap additions include interest rate swaps with a notional balance of $82.0 million acquired in the WMC acquisition.
(2)Includes $60.0 million of interest rate swaps that matured during the year ended December 31, 2024.
(3)As of December 31, 2023, the Company recorded a receivable from broker of $9.2 million and a fair value of $(9.2) million related to its short TBAs.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
8. Earnings per share

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share for the years ended December 31, 2024 and 2023 (in thousands, except per share data).

	Years Ended
	December 31, 2024	December 31, 2023
Numerator:
Net Income/(Loss)	$55,737	$53,784
Dividends on preferred stock	(19,353)	(18,344)
Net Income/(Loss) Available to Common Stockholders	$36,384	$35,440

Denominator:
Basic weighted average common shares outstanding	29,487	21,095
Diluted weighted average common shares outstanding	29,514	21,097

Earnings/(Loss) Per Share
Basic	$1.23	$1.68
Diluted	$1.23	$1.68

Dividends

The following tables detail the Company's common stock dividends declared during the years ended December 31, 2024 and 2023.

Year Ended December 31, 2024				Year Ended December 31, 2023
Declaration Date	Record Date	Payment Date	Cash Dividend Per Share	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
3/15/2024	3/29/2024	4/30/2024	$0.18	3/15/2023	3/31/2023	4/28/2023	$0.18
6/13/2024	6/28/2024	7/31/2024	0.19	6/15/2023	6/30/2023	7/31/2023	0.18
9/16/2024	9/30/2024	10/31/2024	0.19	9/15/2023	9/29/2023	10/31/2023	0.18
12/16/2024	12/31/2024	1/31/2025	0.19	10/24/2023	11/3/2023	11/8/2023	0.08
				11/20/2023	11/30/2023	1/2/2024	0.05
				12/15/2023	12/29/2023	1/31/2024	0.05
Total			$0.75	Total			$0.72

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following tables detail the Company's preferred stock dividends declared and paid during the years ended December 31, 2024 and 2023.

2024			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	8.25% Series A	8.00% Series B	8.000% Series C
2/16/2024	2/29/2024	3/18/2024	$0.51563	$0.50	$0.50
5/2/2024	5/31/2024	6/17/2024	0.51563	0.50	0.50
8/1/2024	8/30/2024	9/17/2024	0.51563	0.50	0.50
11/4/2024	11/29/2024	12/17/2024	0.51563	0.50	0.733117
Total			$2.06252	$2.00	$2.233117

2023			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	8.25% Series A	8.00% Series B	8.000% Series C
2/16/2023	2/28/2023	3/17/2023	$0.51563	$0.50	$0.50
5/4/2023	5/31/2023	6/20/2023	0.51563	0.50	0.50
7/31/2023	8/31/2023	9/18/2023	0.51563	0.50	0.50
11/3/2023	11/30/2023	12/18/2023	0.51563	0.50	0.50
Total			$2.06252	$2.00	$2.00

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

Excise Tax

Excise tax represents a non-deductible 4% tax on the required amount of the Company’s ordinary income and net capital gains not distributed during the year. The expense is calculated in accordance with applicable tax regulations. The Company recognized estimated excise tax expense of $0.1 million during the year ended December 31, 2024 which is recorded in the "Non-investment related expenses" line item on the consolidated statement of operations. The Company did not recognize any excise tax during the year ended December 31, 2023.

REIT Net Operating Loss and Net Capital Loss Carryforwards

As of December 31, 2023, the Company had federal net operating loss ("NOL") carryforwards of $2.1 million which were fully utilized to offset taxable ordinary income and reduce its REIT distribution requirements for the year ended December 31, 2024.

In connection with the Merger, the Company obtained NOL carryforwards of $321.6 million, of which $223.8 million do not have an expiration date and can be carried forward indefinitely. However, the Company’s use of the NOLs obtained in the Merger is limited under Section 382 of the Internal Revenue Code. The Company used $2.1 million of these NOLs to reduce its REIT distribution requirements for the year ended December 31, 2024. As of December 31, 2024, the remaining NOL carryforwards obtained in the Merger is $319.4 million.

As of December 31, 2024 and 2023, the Company had estimated net capital loss ("NCL") carryforwards of $278.9 million and $293.6 million, respectively, the majority of which were generated during the year ended December 31, 2020 and will expire in 2025. These NCL carryforwards (which exclude the NCLs acquired from WMC) can be utilized to offset future net gains from the sale of capital assets. In connection with the Merger, the Company obtained NCL carryforwards of $143.1 million, of which

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
a majority expire between 2027 and 2028. However, the Company’s use of these obtained NCLs is limited under Sections 382 and 383 of the Internal Revenue Code.

Taxable REIT Subsidiaries

The Company elected to treat certain domestic subsidiaries as taxable REIT subsidiaries ("TRSs"). The Company’s financial results are generally not expected to reflect provisions for current or deferred income taxes, except for any activities conducted through one or more TRSs that are subject to corporate income taxation. Currently, the Company has wholly owned domestic TRSs that are taxable as corporations and subject to U.S. federal, state, and local income tax on net income at the applicable corporate rates. The federal statutory rate for the years ended December 31, 2024 and 2023 was 21%. The Company’s effective tax rate differs from its combined U.S. federal, state, and local corporate statutory tax rate primarily due to income earned at the REIT, which is not subject to tax, due to the deduction for qualifying distributions made by the Company, and any change in the valuation allowance as disclosed in further detail below. The tax expense attributable to its TRSs is recorded in the "Non-investment related expenses" line item on the consolidated statement of operations. The below table details the tax expense attributable to its TRSs for the years ended December 31, 2024 and 2023 (in thousands).

	Years Ended
	December 31, 2024	December 31, 2023
Tax Expense	$112	$250

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax reporting purposes at the TRS level. The following table discloses the components of the Company’s deferred tax assets and deferred tax liabilities, if applicable, as of December 31, 2024 and 2023 (in thousands).

	Years Ended
	December 31, 2024	December 31, 2023
Deferred tax assets
Net operating loss carryforwards	$27,411	$28,142
Capital loss carryforwards (1)	7,426	8,367
GAAP/tax basis differences	(100)	744
Total deferred tax assets	$34,737	$37,253
Less: valuation allowance	(34,737)	(37,253)
Net deferred tax assets	$—	$—
(1)The capital loss carryforwards outstanding as of December 31, 2024 expire between 2025 and 2029.

As of December 31, 2024 and 2023, the Company’s TRSs had an estimated gross NOL carryforward of $130.5 million and $134.0 million, respectively. The NOL carryforwards as of December 31, 2024 generated prior to 2018 includes $4.6 million which will expire between 2033 and 2037. The remaining net operating losses can be carried forward indefinitely. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences become deductible. The Company concluded it is more likely than not the deferred tax asset will not be realized and established a valuation allowance of $34.7 million and $37.3 million as of December 31, 2024 and 2023, respectively.

Uncertain Income Tax Positions

Based on its analysis of any potential uncertain income tax positions, the Company concluded it did not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of December 31, 2024 and 2023. The Company’s and WMC's federal income tax returns for the last three tax years are open to examination by the Internal Revenue Service. There are no ongoing U.S. federal, state or local tax examinations related to the Company. In the event that the Company incurs income tax related interest and penalties, its policy is to classify them as a component of provision for income taxes. The Company did not incur any interest or penalties during the years ended December 31, 2024 and 2023.

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

On November 1, 2023, TPG completed the acquisition of TPG Angelo Gordon (the "TPG Transaction"), pursuant to which TPG Angelo Gordon, including the Manager, became indirect subsidiaries of TPG. Pursuant to the management agreement with the Manager, the closing of the TPG Transaction resulted in an assignment of the management agreement. The independent directors of the Company's Board of Directors unanimously consented to such assignment on July 31, 2023 in advance of the TPG Transaction closing. There were no changes to the management agreement in connection with the TPG Transaction and the assignment of the management agreement became effective upon the closing of the TPG Transaction.

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

The below table details the management fees incurred during the years ended December 31, 2024 and 2023 (in thousands).

	Years Ended
Consolidated statements of operations line item:	December 31, 2024	December 31, 2023
Management fee to affiliate (1)	$7,533	$7,711
(1)For the year ended December 31, 2024 and 2023, the Manager agreed to waive its right to receive management fees of $1.8 million and $0.6 million pursuant to the MITT Management Agreement Amendment executed in connection with the Merger.

As of December 31, 2024 and 2023, the Company recorded management fees payable of $2.3 million and $1.5 million, respectively. The management fee payable is included within the "Due to affiliates" item within the "Other liabilities" line item on the consolidated balance sheets.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Incentive fee

The Manager is entitled to an annual incentive fee with respect to each applicable fiscal year, which will be equal to 15% of the amount by which the Company's cumulative adjusted net income from November 22, 2021 exceeds the cumulative hurdle amount, which represents an 8% return (cumulative, but not compounding) on an equity hurdle base consisting of the sum of (i) $341.5 million and (ii) the gross proceeds of any subsequent public or private common stock offerings by the Company. The annual incentive fee will be payable in cash, or, at the option of the Company's Board of Directors, shares of common stock or a combination of cash and shares. During the years ended December 31, 2024 and 2023, the Company did not incur any incentive fee expense.

Termination fee

Upon the occurrence of (i) the Company’s termination of the management agreement without cause or (ii) the Manager’s termination of the management agreement upon a breach by the Company of any material term of the management agreement, the Manager will be entitled to a termination fee equal to three times the average annual management fee during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter. As of December 31, 2024 and 2023, no event of termination of the management agreement had occurred.

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

The below table details the expense reimbursement incurred during the years ended December 31, 2024 and 2023 (in thousands).

	Years Ended
Consolidated statements of operations line item:	December 31, 2024	December 31, 2023
Non-investment related expenses (1)	$5,715	$5,095
Investment related expenses	477	467
Transaction related expenses	608	896
Expense reimbursements to Manager or its affiliates	$6,800	$6,458
(1)For the years ended December 31, 2024 and 2023, the Manager agreed to waive its right to receive expense reimbursements of $1.1 million and $1.7 million, respectively.

As of December 31, 2024 and 2023, the Company recorded a reimbursement payable to the Manager or its affiliates of $1.7 million and $1.5 million, respectively. The reimbursement payable to the Manager or its affiliates is included within the "Due to affiliates" item within the "Other liabilities" line item on the consolidated balance sheets.

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

MATH

On August 29, 2017, the Company, alongside private funds managed by TPG Angelo Gordon, formed MATH to conduct a residential mortgage investment strategy. MATH in turn sponsored the formation of Mortgage Acquisition Trust I LLC ("MATT") to purchase predominantly Non-QM Loans. MATT made an election to be treated as a REIT beginning with the 2018 tax year. As of December 31, 2024, the Company has an approximate 47.0% interest in MATH. Refer to the "MATH Transaction" section below for additional details on the Company's increase in ownership interest during 2023. As of December 31, 2024, MATH, through its wholly owned subsidiary MATT, only holds risk-retention tranches from past securitizations which continue to pay down and the Company does not expect MATT to acquire additional investments.

LOTS

On May 15, 2019 and November 14, 2019, the Company, alongside private funds managed by TPG Angelo Gordon, formed LOT SP I LLC and LOT SP II LLC, respectively, (collectively, "LOTS"). The Company had an approximate 47.5% and 50.0% interest in LOT SP I LLC and LOT SP II LLC, respectively. LOTS were formed to originate first mortgage loans to third-party land developers and home builders for the acquisition and horizontal development of land ("Land Related Financing"). During the year ended December 31, 2023, the Land Related Financing assets held within LOTS paid off in full.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Summary of investments in debt and equity of affiliates and related earnings

The below table summarizes the components of the "Investments in debt and equity of affiliates" line item on the Company's consolidated balance sheets as of December 31, 2024 and 2023 and the "Equity in earnings/(loss) from affiliates" line item on the Company's consolidated statements of operations for the years ended December 31, 2024 and 2023 (in thousands).

	December 31, 2024				December 31, 2023
	Assets	Liabilities	Equity	Net Income/(Loss)	Assets	Liabilities	Equity	Net Income/(Loss)
Non-QM Securities (1)	$13,304	$—	$13,304	$1,289	$15,257	$—	$15,257	$3,992
Land Related Financing	—	—	—	—	—	—	—	758
Re/Non-Performing Securities	2,462	(588)	1,874	711	7,569	(3,605)	3,964	782
Residential investments - Fair value / Net income /(loss)	$15,766	$(588)	$15,178	$2,000	$22,826	$(3,605)	$19,221	$5,532

AG Arc - Fair value / Net income/(loss) (2)	30,778	—	30,778	1,141	33,574	—	33,574	(6,922)

Cash and Other assets/(liabilities)	910	(25)	885	—	2,361	(53)	2,308	—

Investments in debt and equity of affiliates / Equity in earnings/(loss) from affiliates	$47,454	$(613)	$46,841	$3,141	$58,761	$(3,658)	$55,103	$(1,390)
(1)As of December 31, 2024 and 2023, MATH, through its wholly owned subsidiary MATT, only holds risk-retention tranches from past securitizations which continue to pay down and the Company does not expect MATT to acquire additional investments.
(2)Earnings/(loss) recognized by AG Arc do not include the Company's portion of gains or losses recorded by Arc Home in connection with the sale of residential mortgage loans to the Company. Refer to "Transactions with Arc Home" below for more information on this accounting policy.

Transactions with affiliates

Transactions with Red Creek Asset Management LLC

In connection with the Company’s investments in residential mortgage loans, the Company engages asset managers to provide advisory, consultation, asset management, and other services. The Company engaged Red Creek Asset Management LLC (the "Asset Manager"), a related party of the Manager and direct subsidiary of TPG Angelo Gordon, as the asset manager for certain of its residential mortgage loans. The Company pays the Asset Manager asset management fees which are assessed periodically by a third-party valuation firm. The below details the fees paid by the Company to the Asset Manager during the years ended December 31, 2024 and 2023 (in thousands).

	Years Ended
	December 31, 2024	December 31, 2023
Fees paid to Asset Manager	$2,744	$2,833

As of December 31, 2024 and 2023, the Company recorded asset management fees payable of $0.2 million and $0.2 million, respectively. Asset management fees payable are included within the "Due to affiliates" item within the "Other liabilities" line item on the consolidated balance sheets.

Transactions with Arc Home

Arc Home may sell loans to the Company, third-parties, or affiliates of the Manager. The below table details the unpaid principal balance of Non-Agency Loans and Agency-Eligible Loans sold to the Company and private funds under the management of TPG Angelo Gordon during the years ended December 31, 2024 and 2023 (in thousands).

	Years Ended
	December 31, 2024	December 31, 2023
Residential mortgage loans sold by Arc Home to the Company	$432,543	$674,955
Residential mortgage loans sold by Arc Home to private funds under the management of TPG Angelo Gordon	429,107	331,382

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
In connection with the sale of loans from Arc Home to the Company, the Company eliminates any intra-entity profits or losses typically recognized through the "Equity in earnings/(loss) from affiliates" line item on the Company's consolidated statement of operations and adjusts the cost basis of the underlying loans resulting in unrealized gains or losses on the underlying loans. The table below summarizes intra-entity profits eliminated during the years ended December 31, 2024 and 2023 (in thousands).

	Years Ended
	December 31, 2024	December 31, 2023
Intra-Entity Profits Eliminated	$1,107	$1,442

As of December 31, 2022, the Company recorded a $0.5 million receivable from Arc Home related to certain loans purchased from Arc Home which was recorded within the "Other assets" line item on the consolidated balance sheets. The Company received payment for the full amount from Arc Home during the year ended December 31, 2023.

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
(1)As of the transaction date.
(2)The Company submitted an offer to purchase the securities from an affiliate of the Manager in a competitive bidding process, which allowed the Company to confirm third-party market pricing and best execution.
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

11. Equity

Stock repurchase programs

On August 3, 2022, the Company's Board of Directors authorized a stock repurchase program (the "2022 Repurchase Program") to repurchase up to $15.0 million of the Company’s outstanding common stock. The 2022 Repurchase Program does not have an expiration date and permits the Company to repurchase its shares through various methods, including open market repurchases, privately negotiated block transactions and Rule 10b5-1 plans. The Company may repurchase shares of its common stock from time to time in compliance with SEC regulations and other legal requirements. The extent to which the Company repurchases its shares, and the timing, manner, price, and amount of any such repurchases, will depend upon a variety of factors including market conditions and other corporate considerations as determined by the Company’s management, as

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
well as the limits of the 2022 Repurchase Program and the Company's liquidity and business strategy. The 2022 Repurchase Program does not obligate the Company to acquire any particular amount of shares and may be modified or discontinued at any time. As of December 31, 2024, approximately $1.5 million of common stock remained authorized for future share repurchases under the 2022 Repurchase Program. The table below details the Company's share repurchases under the 2022 Repurchase Program during the year ended December 31, 2023. The Company did not repurchase common stock during the year ended December 31, 2024.

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

On May 4, 2023, the Company's Board of Directors authorized a stock repurchase program (the "2023 Repurchase Program") to repurchase up to $15.0 million of the Company’s outstanding common stock on substantially the same terms as the 2022 Repurchase Program. As of December 31, 2024, the full $15.0 million authorized amount remains available for repurchase under the 2023 Repurchase Program. This authorization is in addition to the amount remaining under the 2022 Repurchase Program.

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

Restricted stock grants

Equity Incentive Plan

Effective on April 15, 2020 upon the approval of the Company's stockholders at its 2020 annual meeting of stockholders, the 2020 Equity Incentive Plan provides for a maximum of 666,666 shares of common stock to be issued. The maximum number of shares of common stock granted during a single fiscal year to any non-employee director, taken together with any cash fees paid to such non-employee director during any fiscal year, shall not exceed $300,000 in total value (calculating the value of any such awards based on the grant date fair value). As of December 31, 2024, 259,010 shares of common stock were available to be awarded under the 2020 Equity Incentive Plan.

Since inception of the 2020 Equity Incentive Plan and through December 31, 2024, the Company has granted an aggregate of 249,284 shares of restricted common stock to its independent directors under its 2020 Equity Incentive Plan, all of which have vested.

On December 6, 2023, in connection with the WMC acquisition, the Company granted an aggregate 25,962 restricted stock units to the Company's two independent directors added to the Company's Board of Directors who previously served on WMC's board of directors. Through December 31, 2024, the two independent directors have also been granted an aggregate of 2,410 dividend equivalent units. These restricted stock units and associated dividend equivalent units vested in full on June 23, 2024, and will be settled in shares of the Company's common stock upon each independent director's separation from service with the Company.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
On December 18, 2024, the Company granted an aggregate of 130,000 restricted shares of common stock to certain employees of the Manager, including certain of the Company's executive officers, under the 2020 Equity Incentive Plan. These awards vest ratably in three annual installments beginning in January 2026, subject to continued employment with the Manager.

Manager Equity Incentive Plan

Following approval of the Company's stockholders at its 2021 annual meeting of stockholders, the AG Mortgage Investment Trust, Inc. 2021 Manager Equity Incentive Plan (the "2021 Manager Plan") became effective on April 7, 2021 and provides for a maximum of 573,425 shares of common stock that may be subject to awards thereunder to the Manager. As of December 31, 2024, there were no shares or awards issued under the 2021 Manager Plan. Following the execution of the Third Amendment to the management agreement in November 2021 related to the incentive fee, the Company's compensation committee no longer expects to continue its historical practice of making periodic equity grants to the Manager pursuant to the 2021 Manager Equity Incentive Plan.

Restricted Stock Awards and Restricted Stock Units

The following table presents information with respect to the Company’s restricted stock and restricted stock units for the years ended December 31, 2024 and 2023.

	Year Ended December 31, 2024		Year Ended December 31, 2023
	Shares of Restricted Stock and Restricted Stock Units	Weighted Average Grant Date Fair Value	Shares of Restricted Stock and Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at beginning of year	25,962	$5.55	—	$—
Granted (1)(2)	205,224	6.83	87,711	5.63
Vested	(101,186)	6.34	(61,749)	5.67
Forfeited	—	—	—	—
Unvested at end of year	130,000	$6.95	25,962	$5.55
(1)The grant date fair value of restricted stock awards issued to the Company's independent directors is established as the average of the high and low prices of the Company's common stock at the grant date.
(2)The grant date fair value of the restricted stock awards issued to certain employees of the Manager and the restricted stock units issued are based on the closing market price of the Company's common stock at the grant date.

Equity based compensation of $0.7 million and $0.4 million was expensed during the years ended December 31, 2024 and 2023, respectively. Compensation costs related to restricted stock awards issued to the Company's independent directors represent the grant date fair value of the restricted stock as the shares issued are fully vested and non-forfeitable. Compensation costs related to any unvested restricted stock and restricted stock units are amortized into expense over the vesting period on a straight-line basis.

Director compensation

As of December 31, 2024, the Company's Board of Directors consisted of six independent directors. The annual base director's fee for each independent director is $150,000, $70,000 of which is payable on a quarterly basis in cash and $80,000 of which is payable on a quarterly basis in shares of restricted common stock. The number of shares of restricted common stock to be issued each quarter to each independent director is determined based on the average of the high and low prices of the Company’s common stock on the New York Stock Exchange on the last trading day of each fiscal quarter. To the extent that any fractional shares would otherwise be issuable and payable to each independent director, a cash payment is made to each independent director in lieu of any fractional shares. All directors’ fees are paid pro rata (and restricted common stock grants determined) on a quarterly basis in arrears, and shares issued are fully vested and non-forfeitable. These shares may not be sold or transferred by such director during the time of their service as an independent member of the Company’s Board of Directors.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Equity distribution agreements

The Company has entered into separate equity distribution agreements (the "2024 Equity Distribution Agreements") with each of BTIG, LLC, JonesTrading Institutional Services LLC, Keefe, Bruyette & Woods, Inc. and Piper Sandler & Co. (collectively, the "2024 Sales Agents"), pursuant to which the Company may sell up to $75.0 million aggregate offering price of shares of its common stock from time to time through an "at-the-market" equity offering program under which the 2024 Sales Agents will act as sales agent. Prior to entering into the 2024 Equity Distribution Agreements, effective November 6, 2024, the Company terminated the equity distribution agreements related to its prior at-the-market program (the "Equity Distribution Agreements"). At the time of such termination, $51.7 million remained unsold under the prior program. The Company did not issue any shares of common stock under the 2024 Equity Distribution Agreements or the Equity Distribution Agreements during the years ended December 31, 2024 and 2023.

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

Preferred stock

The Company is authorized to designate and issue up to 50.0 million shares of preferred stock, par value $0.01 per share, in one or more classes or series. As of December 31, 2024 and 2023, there were 1.7 million, 3.7 million, and 3.7 million of Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock, respectively, issued and outstanding.

The following table includes a summary of preferred stock issued and outstanding as of December 31, 2024 ($ and shares in thousands).

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

12. Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2024, the Company was not involved in any material legal proceedings.

The below table details the Company's outstanding commitments as of December 31, 2024 (in thousands).

Commitment Type	Date of Commitment	Total Commitment	Funded Commitment	Remaining Commitment
Non-Agency and Agency-Eligible Loans (1)	Various	$67,169	$—	$67,169
Home Equity Loans (2)	Various	107,606	99,863	7,743
Total		$174,775	$99,863	$74,912
(1)The Company entered into forward purchase commitments to acquire certain Non-Agency and Agency-Eligible Loans from Arc Home which have not yet settled as of December 31, 2024. Refer to Note 10 "Transactions with affiliates" for more information.
(2)The remaining commitment amount represents the undrawn portion of a borrowers' home equity line of credit.

13. Segment Reporting

The Company operates its business as a single operating and reportable segment, Loans and Securities, as its business focuses on acquiring, investing in and financing residential mortgage-related assets in the U.S. mortgage market. The Company’s investment activities primarily include acquiring and securitizing newly-originated residential mortgage loans within the non-agency segment of the housing market. The Company obtains its residential mortgage loans through Arc Home or through other third-party origination partners. The Company finances its acquired loans through various financing lines on a short-term basis and utilizes TPG Angelo Gordon’s proprietary securitization platform to secure long-term, non-recourse, non-mark-to-market financing as market conditions permit.

The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer. The CODM manages the business and reviews financial information presented on a consolidated basis. The CODM uses consolidated net income reported on the consolidated statements of operations as the primary measure to make resource allocation decisions and evaluate the performance of the Company. Operating expenses include management fees, non-investment related expenses, investment related expenses and transaction related expenses. The CODM is regularly provided operating expenses as presented on the consolidated statements of operations when evaluating the Company’s net income. There is no difference between segment assets and total consolidated assets as presented on the consolidated balance sheets. As the Company operates as a single segment, the accounting policies utilized by the segment are consistent with those included in the Consolidated Financial Statements here within.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
14. Investments in unconsolidated equity method affiliates

The following table details the summarized balance sheets for the Company’s unconsolidated ownership interests in affiliates accounted for using the equity method as of December 31, 2024 and 2023 (in thousands).

	December 31, 2024				December 31, 2023
	AG Arc (1)	Non-QM Securities (2)	Re/Non-Performing Securities (3)	Total
Assets
Loans and real estate securities, at fair value	$427,345	$28,307	$10,864	$466,516	$218,399
Mortgage servicing rights, at fair value (4)	2,080	—	—	2,080	84,980
Cash and cash equivalents	17,211	1,265	671	19,147	20,326
Restricted cash	597	—	—	597	337
Other assets (5)	26,220	477	7	26,704	38,974
Total Assets	$473,453	$30,049	$11,542	$515,044	$363,016

Liabilities
Financing arrangements	$385,335	$—	$2,594	$387,929	$185,386
Other liabilities (5)	19,072	87	42	19,201	45,531
Total Liabilities	404,407	87	2,636	407,130	230,917

Total Members' Equity
Total Member's equity	69,046	29,962	8,906	107,914	132,099

Total Liabilities & Members' Equity	$473,453	$30,049	$11,542	$515,044	$363,016

The Company's Investments in debt and equity of affiliates	$30,778	$14,043	$2,020	$46,841	$55,103
(1)As of December 31, 2024, the Company has an approximate 44.6% interest in AG Arc.
(2)As of December 31, 2024, the Company has an approximate 47.0% interest in MATH.
(3)As of December 31, 2024, the Company has an approximate 22.7% interest in the entity which holds Re/Non-Performing Securities.
(4)On July 31, 2024, Arc Home sold substantially all of its MSR portfolio to an unrelated third-party consisting of $5.8 billion of unpaid principal balance.
(5)Arc Home, as an issuer, has the unilateral right to repurchase Ginnie Mae pool loans it has previously sold or loans in pools it acquired in an MSR purchase (generally loans that are more than 90 days past due). When Arc Home determines there is more than a trivial benefit to repurchase the loans, it records the loans on its consolidated balance sheets as an asset and a corresponding liability. As of December 31, 2024 and 2023, Other assets and Other liabilities included loans eligible to be repurchased in the amount of $1.7 million and $31.5 million, respectively.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following table details the summarized statements of operations for the Company’s unconsolidated ownership interests in affiliates accounted for using the equity method for the years ended December 31, 2024 and 2023 (in thousands).

	Years Ended
	December 31, 2024				December 31, 2023
	AG Arc (1)	Non-QM Securities (2)	Re/Non-Performing Securities (3)	Total
Net Interest Income
Interest income	$18,709	$5,547	$4,084	$28,340	$27,567
Interest expense	18,335	—	1,151	19,486	15,687
Total Net Interest Income	374	5,547	2,933	8,854	11,880

Other Income/(Loss)
Net realized gain/(loss)	21,901	—	420	22,321	5,332
Net unrealized gain/(loss) (4)	12,083	(2,427)	—	9,656	(1,810)
Other income/(loss), net (5)	15,834	—	40	15,874	24,490
Total Other Income	49,818	(2,427)	460	47,851	28,012

Expenses	45,133	367	255	45,755	38,089

Net Income/(Loss)	$5,059	$2,753	$3,138	$10,950	$1,803

The Company's Equity in earnings/(loss) from affiliates	$1,141	$1,289	$711	$3,141	$(1,390)
(1)The Company has an approximate 44.6% interest in AG Arc. The Company's equity in earnings/(loss) from AG Arc does not include $1.1 million and $1.4 million of gains recorded by Arc Home in connection with the sale of residential mortgage loans to the Company for the years ended December 31, 2024 and 2023, respectively. Refer to Note 2 and Note 10 for more information on this accounting policy.
(2)As of December 31, 2024 and 2023, the Company has an approximate 47.0% interest in MATH. During 2023, the Company increased its ownership in MATH from 44.6% to 47.0%. See Note 10 for more information on this transaction.
(3)The Company has an approximate 22.7% interest in the entity which holds Re/Non-Performing Securities.
(4)"Net unrealized gain/(loss)" at AG Arc includes changes in the fair value of investments held by Arc Home and the change in fair value of the Company's investment in AG Home. As of December 31, 2024, the fair value of the Company's investment in Arc Home was calculated using a valuation multiple of 0.95x book value, which increased from 0.89x book value as of December 31, 2023. As of December 31, 2022, the fair value of the Company's investment in Arc Home was calculated using a valuation multiple of 0.94x book value.
(5)"Other income/(loss), net" at AG Arc includes servicing revenue.

Refer to Note 2 and Note 10 for more detail on the Company’s investments in unconsolidated equity method affiliates.

15. Subsequent Events

The Company announced that on February 14, 2025 its Board of Directors declared first quarter 2025 preferred stock dividends on its Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock in the amount of $0.51563, $0.50 and $0.693062 per share, respectively. The dividends will be paid on March 17, 2025 to holders of record on February 28, 2025.

On January 15, 2025, the Company sold Re/Non-Performing Loans and Non-Agency Loans for gross proceeds of $9.2 million and $11.4 million, respectively. These loans were recorded within the "Securitized residential mortgage loans, at fair value" and "Residential mortgage loans, at fair value" line items on the consolidated balance sheets as of December 31, 2024, respectively.

On February 27, 2025, the Company executed a rated Non-Agency securitization, in which loans with a total unpaid principal balance of $423.3 million were securitized, converting financing from recourse financing with mark-to-market margin calls to non-recourse financing without mark-to-market margin calls.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2024, an evaluation was performed, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer, with the participation of management, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024 in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2024 based on Internal Control—Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that the Company's internal control over financial reporting is effective as of December 31, 2024.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days after the Company's fiscal year ended December 31, 2024.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days after the Company's fiscal year ended December 31, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days after the Company's fiscal year ended December 31, 2024.

Equity compensation plan information

We have adopted equity incentive plans to provide incentive compensation to attract and retain qualified directors, officers, consultants and advisors, including our Manager and personnel of our Manager and its affiliates detailed below.

Equity Incentive Plan

Effective on April 15, 2020 upon the approval of the Company's stockholders at its 2020 annual meeting of stockholders, the 2020 Equity Incentive Plan provides for a maximum of 666,666 shares of common stock to be issued. As of December 31, 2024, 259,010 shares of common stock were available to be awarded under the 2020 Equity Incentive Plan.

Manager Equity Incentive Plan

Following approval of the Company's stockholders at its 2021 annual meeting of stockholders, the 2021 Manager Plan became effective on April 7, 2021 and provides for a maximum of 573,425 shares of common stock to be issued to the Manager. However, following the execution of the Third Amendment to our management agreement in November 2021, we no longer expect to continue our historical practice of making periodic equity grants to our Manager pursuant to the 2021 Manager Plan.

The following table presents certain information about our equity incentive plans as of December 31, 2024:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column of this Table)
Equity compensation plans approved by stockholders
2020 Equity Incentive Plan	—	$—	259,010
2021 Manager Plan	—	—	573,425
Equity compensation plans not approved by stockholders	—	—	—
Total	—	$—	832,435

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days after the Company's fiscal year ended December 31, 2024.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days after the Company's fiscal year ended December 31, 2024.

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

4.8
Second Supplemental Indenture, dated May 15, 2024, between AG Mortgage Investment Trust, Inc. and U.S. Bank Trust Company, National Association, as Trustee, incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form 8-A12B, filed with the Securities and Exchange Commission on May 15, 2024.

4.9
Form of 9.500% Senior Notes Due 2029 of AG Mortgage Investment Trust, Inc., attached as Exhibit A to the First Supplemental Indenture, incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form 8-A12B, filed with the Securities and Exchange Commission on January 26, 2024.

4.10
Form of 9.500% Senior Notes Due 2029 of AG Mortgage Investment Trust, Inc., attached as Exhibit A to the Second Supplemental Indenture, incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form 8-A12B, filed with the Securities and Exchange Commission on May 15, 2024.

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

10.3
Equity Distribution Agreement, dated November 6, 2024, by and among the Company, AG REIT Management, LLC and BTIG, LLC, incorporated by reference to Exhibit 1.1 of the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 6, 2024.

10.4
Equity Distribution Agreement, dated November 6, 2024, by and among the Company, AG REIT Management, LLC and JonesTrading Institutional Services LLC, incorporated by reference to Exhibit 1.2 of the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 6, 2024.

10.5
Equity Distribution Agreement, dated November 6, 2024, by and among the Company, AG REIT Management, LLC and Keefe, Bruyette & Woods, Inc., incorporated by reference to Exhibit 1.3 of the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 6, 2024.

10.6
Equity Distribution Agreement, dated November 6, 2024, by and among the Company, AG REIT Management, LLC and Piper Sandler & Co., incorporated by reference to Exhibit 1.4 of the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 6, 2024.

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

Exhibit No.	Description
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

19.1*	AG Mortgage Investment Trust, Inc. Amended and Restated Insider Trading Policy.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm Deloitte & Touche LLP.

23.2*	Consent of Independent Registered Public Accounting Firm PricewaterhouseCoopers LLP.

24.1*	Power of Attorney (included on the signature page).

31.1*	Certification of Thomas J. Durkin pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Anthony W. Rossiello pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Thomas J. Durkin pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Anthony W. Rossiello pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1
AG Mortgage Investment Trust, Inc. Clawback Policy, dated as of December 1, 2023, incorporated by reference to Exhibit 97.1 on the Company's Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on March 11, 2024.

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

AG MORTGAGE INVESTMENT TRUST, INC.

March 4, 2025	By:	/s/ THOMAS J. DURKIN
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

March 4, 2025	By:	/s/ THOMAS J. DURKIN
Thomas J. Durkin Director, Chief Executive Officer and President (Principal Executive Officer)

March 4, 2025	By:	/s/ ANTHONY W. ROSSIELLO
Anthony W. Rossiello Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)

March 4, 2025	By:	/s/ NICHOLAS SMITH
Nicholas Smith Director, Chief Investment Officer

March 4, 2025	By:	/s/ DEBRA HESS
Debra Hess Non-Executive Chair, Director

March 4, 2025	By:	/s/ PETER LINNEMAN
Peter Linneman Director

March 4, 2025	By:	/s/ DIANNE HURLEY
Dianne Hurley Director

March 4, 2025	By:	/s/ MATTHEW JOZOFF
Matthew Jozoff Director

March 4, 2025	By:	/s/ M. CHRISTIAN MITCHELL
M. Christian Mitchell Director

March 4, 2025	By:	/s/ LISA QUATEMAN
Lisa Quateman Director