Form 10-Q
period 2025-03-31
AG Mortgage Investment Trust, Inc.
filed 2025-05-07
CIK 1514281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________

FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Yes   ☐     No   ☒
As of May 2, 2025, there were 29,676,342 outstanding shares of common stock of AG Mortgage Investment Trust, Inc.

AG MORTGAGE INVESTMENT TRUST, INC.

PART I

ITEM 1. FINANCIAL STATEMENTS

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands, except per share data)

	March 31, 2025	December 31, 2024
Assets
Securitized residential mortgage loans, at fair value - $708,079 and $705,294 pledged as collateral, respectively (1)	$6,542,243	$6,197,678
Residential mortgage loans, at fair value - $266,981 and $215,773 pledged as collateral, respectively	269,238	220,217
Commercial loans, at fair value - $65,504 and $67,005 pledged as collateral, respectively	65,504	67,005
Real estate securities, at fair value - $189,484 and $165,393 pledged as collateral, respectively	224,901	201,360
Investments in debt and equity of affiliates	46,016	46,841
Cash and cash equivalents	115,549	118,662
Restricted cash	13,668	19,906
Other assets	46,101	41,940
Total Assets	$7,323,220	$6,913,609

Liabilities
Securitized debt, at fair value (1)	$5,836,691	$5,491,967
Financing arrangements	806,554	742,108
Senior unsecured notes	95,898	95,721
Dividend payable	5,932	5,632
Other liabilities (2)	34,275	34,758
Total Liabilities	6,779,350	6,370,186
Commitments and Contingencies (Note 12)
Stockholders’ Equity
Preferred stock - $227,991 aggregate liquidation preference	220,472	220,472
Common stock, par value $0.01 per share; 450,000 shares of common stock authorized and 29,659 and 29,640 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	297	296
Additional paid-in capital	824,587	824,380
Retained earnings/(deficit)	(501,486)	(501,725)
Total Stockholders’ Equity	543,870	543,423

Total Liabilities and Stockholders’ Equity	$7,323,220	$6,913,609
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

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31, 2025	March 31, 2024
Net Interest Income
Interest income	$109,130	$95,572
Interest expense	90,281	78,393
Total Net Interest Income	18,849	17,179

Other Income/(Loss)
Net interest component of interest rate swaps	737	1,900
Net realized gain/(loss)	10	(1,103)
Net unrealized gain/(loss)	802	10,014
Total Other Income/(Loss)	1,549	10,811

Expenses
Management fee to affiliate (1)	2,327	1,741
Non-investment related expenses (1)	3,308	3,114
Investment related expenses (1)	3,410	3,283
Transaction related expenses (1)	1,061	999
Total Expenses	10,106	9,137

Income/(loss) before equity in earnings/(loss) from affiliates	10,292	18,853

Equity in earnings/(loss) from affiliates	1,185	2,037
Net Income/(Loss)	11,477	20,890

Dividends on preferred stock	(5,304)	(4,586)

Net Income/(Loss) Available to Common Stockholders	$6,173	$16,304

Earnings/(Loss) Per Share of Common Stock
Basic	$0.21	$0.55
Diluted	$0.21	$0.55

Weighted Average Number of Shares of Common Stock Outstanding
Basic	29,659	29,453
Diluted	29,688	29,479
(1) Refer to Note 10 for additional details on related party transactions.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except per share data)

For the Three Months Ended March 31, 2025 and March 31, 2024
	Common Stock		Preferred Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)
	Shares	Amount				Total
Balance at January 1, 2025	29,640	$296	$220,472	$824,380	$(501,725)	$543,423
Grant of restricted stock and amortization of equity based compensation	19	1	—	207	—	208
Common dividends declared ($0.20 per share)	—	—	—	—	(5,932)	(5,932)
Preferred dividends declared (1)	—	—	—	—	(5,306)	(5,306)
Net Income/(Loss)	—	—	—	—	11,477	11,477
Balance at March 31, 2025	29,659	$297	$220,472	$824,587	$(501,486)	$543,870

	Common Stock		Preferred Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)
	Shares	Amount				Total
Balance at January 1, 2024	29,437	$294	$220,472	$823,715	$(516,113)	$528,368
Grant of restricted stock and amortization of equity based compensation	16	1	—	193	—	194
Common dividends declared ($0.18 per share)	—	—	—	—	(5,301)	(5,301)
Preferred dividends declared (2)	—	—	—	—	(4,586)	(4,586)
Net Income/(Loss)	—	—	—	—	20,890	20,890
Balance at March 31, 2024	29,453	$295	$220,472	$823,908	$(505,110)	$539,565
(1)Dividends totaling $0.51563, $0.50, and $0.693062 per share of Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock outstanding were declared, respectively.
(2)Dividends totaling $0.51563, $0.50, and $0.50 per share of Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock outstanding were declared, respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended
	March 31, 2025	March 31, 2024
Cash Flows from Operating Activities
Net income/(loss)	$11,477	$20,890
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Net amortization of premium/(discount)	3,605	2,428
Net realized (gain)/loss	(10)	1,103
Net unrealized (gain)/loss	(802)	(10,014)
Grant of restricted stock and amortization of equity based compensation	208	194
Equity in (earnings)/loss from affiliates	(1,185)	(2,037)
Distributions of income from investments in debt and equity of affiliates	—	887
Change in operating assets/liabilities:
Other assets	1,112	3,056
Other liabilities	(2,408)	(4,535)
Net cash provided by (used in) operating activities	11,997	11,972

Cash Flows from Investing Activities
Purchases of residential mortgage loans	(497,417)	(288,145)
Purchases of real estate securities	(26,064)	(127,991)
Proceeds from sales of residential mortgage loans	20,428	—
Proceeds from sales of real estate securities	2,672	19,318
Principal repayments on residential mortgage loans	187,762	140,625
Principal repayments on real estate securities	2,404	869
Principal funding on residential mortgage loans	(2,381)	—
Distributions received in excess of income from investments in debt and equity of affiliates	2,097	1,611
Net settlement of interest rate swaps and other instruments	(6,436)	4,390
Net settlement of TBAs	—	10
Cash flows provided by other investing activities	2,210	1,082
Net cash provided by (used in) investing activities	(314,725)	(248,231)

Cash Flows from Financing Activities
Net borrowings under (repayments of) financing arrangements	67,868	(30,295)
Principal repayments on fixed-rate long-term financing arrangements	(3,113)	(2,895)
Proceeds from issuance of senior unsecured notes	—	32,763
Repurchases of convertible senior unsecured notes	—	(7,059)
Deferred financing costs paid	(9)	(142)
Proceeds from issuance of securitized debt	410,678	365,602
Principal repayments on securitized debt	(171,109)	(124,596)
Dividends paid on common stock	(5,632)	(1,472)
Dividends paid on preferred stock	(5,306)	(4,586)
Net cash provided by (used in) financing activities	293,377	227,320

Net change in cash and cash equivalents and restricted cash	(9,351)	(8,939)
Cash and cash equivalents and restricted cash, Beginning of Period	138,568	125,573
Cash and cash equivalents and restricted cash, End of Period	$129,217	$116,634

	Three Months Ended
	March 31, 2025	March 31, 2024
Supplemental disclosure of cash flow information:
Cash paid for interest	$84,764	$72,178
Cash paid for taxes	$71	$121

Supplemental disclosure of non-cash financing and investing activities:
Transfer from residential mortgage loans to securitized residential mortgage loans	$430,970	$385,692
Common stock dividends declared but not paid	$5,932	$5,301
Transfer from residential mortgage loans to other assets	$3,743	$255

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	March 31, 2025	March 31, 2024
Cash and cash equivalents	$115,549	$100,287
Restricted cash	13,668	16,347
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$129,217	$116,634

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2025

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
Non-Agency RMBS(2)
•Non-Agency Residential Mortgage-Backed Securities ("RMBS") represent fixed- and floating-rate RMBS issued by entities other than U.S. GSEs or agencies of the U.S. government. Non-Agency RMBS are primarily secured by Non-Agency, Agency-Eligible, and Home Equity Loans.

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
March 31, 2025
(1)These investments are included in the "Securitized residential mortgage loans, at fair value" or "Residential mortgage loans, at fair value" line items on the consolidated balance sheets.
(2)These investments are included in the "Real estate securities, at fair value" line item on the consolidated balance sheets.
(3)These investments include commercial loans and CMBS (collectively, the "Legacy WMC Commercial Investments") that were acquired in the WMC acquisition. The Company expects to either hold the Legacy WMC Commercial Investments until maturity or opportunistically exit these investments.

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

Significant accounting policies

There have been no significant changes to the Company's accounting policies included in Note 2 to the consolidated financial statements of the Company’s Form 10-K for the year ended December 31, 2024. These unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2024 included in the Company’s Form 10-K.

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
March 31, 2025
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

Transfers of financial assets

The Company may periodically enter into transactions in which it transfers assets to a third-party. Upon a transfer of financial assets, the Company will sometimes retain or acquire senior or subordinated interests in the related assets. Pursuant to ASC 860-10, "Transfers and Servicing", a determination must be made as to whether a transferor has surrendered control over transferred financial assets. That determination must consider the transferor’s continuing involvement in the transferred financial asset, including all arrangements or agreements made contemporaneously with, or in contemplation of, the transfer, even if they were not entered into at the time of the transfer. The financial components approach under ASC 860-10 limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. It defines the term "participating interest" to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale.

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
March 31, 2025
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

Recent accounting pronouncements

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2025
3. Loans

Residential mortgage loans

The tables below detail information regarding the Company’s residential mortgage loan portfolio as of March 31, 2025 and December 31, 2024 ($ in thousands). The gross unrealized gains/(losses) in the table below represent inception to date gains/(losses) since acquisition.

	Unpaid Principal Balance			Gross Unrealized			Weighted Average
March 31, 2025		Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield (1)	Life (Years) (2)
Securitized residential mortgage loans, at fair value (3)
Non-Agency Loans (4)	$6,630,833	$12,496	$6,643,329	$60,266	$(304,529)	$6,399,066	5.67%	5.68%	7.94
Re- and Non-Performing Loans	168,319	(9,960)	158,359	—	(15,182)	143,177	4.30%	6.03%	5.54
Total Securitized residential mortgage loans, at fair value	$6,799,152	$2,536	$6,801,688	$60,266	$(319,711)	$6,542,243	5.64%	5.69%	7.88

Residential mortgage loans, at fair value
Agency-Eligible Loans	$38,463	$456	$38,919	$82	$(66)	$38,935	7.05%	6.58%	4.46
Home Equity Loans	214,676	6,426	221,102	6,945	(1)	228,046	10.25%	9.25%	3.91
Non-Agency Loans	557	17	574	6	(8)	572	6.77%	3.54%	3.04
Re- and Non-Performing Loans	1,805	(1,014)	791	894	—	1,685	N/A	115.68%	1.28
Total Residential mortgage loans, at fair value	$255,501	$5,885	$261,386	$7,927	$(75)	$269,238	9.76%	9.16%	3.98

Total as of March 31, 2025	$7,054,653	$8,421	$7,063,074	$68,193	$(319,786)	$6,811,481	5.78%	5.81%	7.74

	Unpaid Principal Balance			Gross Unrealized			Weighted Average
December 31, 2024		Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield (1)	Life (Years) (2)
Securitized residential mortgage loans, at fair value (3)
Non-Agency Loans (4)	$6,382,814	$5,817	$6,388,631	$28,767	$(372,801)	$6,044,597	5.59%	5.68%	8.12
Re- and Non-Performing Loans	182,501	(11,515)	170,986	—	(17,905)	153,081	3.43%	6.55%	5.53
Total Securitized residential mortgage loans, at fair value	$6,565,315	$(5,698)	$6,559,617	$28,767	$(390,706)	$6,197,678	5.53%	5.70%	8.05

Residential mortgage loans, at fair value
Agency-Eligible Loans	$101,570	$908	$102,478	$31	$(364)	$102,145	6.89%	6.58%	4.95
Home Equity Loans	99,863	1,625	101,488	2,509	(33)	103,964	10.35%	9.89%	4.30
Non-Agency Loans	13,098	(273)	12,825	101	(647)	12,279	7.54%	4.72%	3.76
Re- and Non-Performing Loans	2,016	(1,168)	848	981	—	1,829	N/A	103.24%	1.37
Total Residential mortgage loans, at fair value	$216,547	$1,092	$217,639	$3,622	$(1,044)	$220,217	8.54%	8.39%	4.54

Total as of December 31, 2024	$6,781,862	$(4,606)	$6,777,256	$32,389	$(391,750)	$6,417,895	5.62%	5.79%	7.93
(1)The weighted average yields are calculated based on the amortized cost of the underlying loans.
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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2025
The following tables present information regarding the delinquency status of the Company's residential mortgage loans ($ in thousands).

	Unpaid Principal Balance	Loan Count (1)	Aging by Unpaid Principal Balance (1)
March 31, 2025			Current	30-59 Days	60-89 Days	90+ Days (2)
Securitized residential mortgage loans
Non-Agency Loans	$6,630,833	16,811	$6,416,003	$94,457	$37,029	$83,344
Re- and Non-Performing Loans	168,319	1,142	130,222	12,398	2,851	22,848
Total Securitized residential mortgage loans	$6,799,152	17,953	$6,546,225	$106,855	$39,880	$106,192
Residential mortgage loans
Agency-Eligible Loans	$38,463	93	$38,463	$—	$—	$—
Home Equity Loans	214,676	2,654	214,676	—	—	—
Non-Agency Loans	557	2	364	—	—	193
Re- and Non-Performing Loans (1)	1,805	N/A	N/A	N/A	N/A	N/A
Total Residential mortgage loans	$255,501	2,749	$253,503	$—	$—	$193
Total as of March 31, 2025	$7,054,653	20,702	$6,799,728	$106,855	$39,880	$106,385

	Unpaid Principal Balance	Loan Count (1)	Aging by Unpaid Principal Balance (1)
December 31, 2024			Current	30-59 Days	60-89 Days	90+ Days (2)
Securitized residential mortgage loans
Non-Agency Loans	$6,382,814	16,087	$6,183,680	$86,606	$33,793	$78,735
Re- and Non-Performing Loans	182,501	1,259	132,477	14,114	3,702	32,208
Total Securitized residential mortgage loans	$6,565,315	17,346	$6,316,157	$100,720	$37,495	$110,943
Residential mortgage loans
Agency-Eligible Loans	$101,570	214	$101,062	$508	$—	$—
Home Equity Loans	99,863	1,292	99,838	25	—	—
Non-Agency Loans	13,098	24	4,967	1,275	1,162	5,694
Re- and Non-Performing Loans (1)	2,016	N/A	N/A	N/A	N/A	N/A
Total Residential mortgage loans	$216,547	1,530	$205,867	$1,808	$1,162	$5,694
Total as of December 31, 2024	$6,781,862	18,876	$6,522,024	$102,528	$38,657	$116,637
(1)Loan count and aging data exclude the Re- and Non-Performing Loans subcategory of Residential mortgage loans above as there may be limited data available regarding the underlying collateral of these residual positions.
(2)Represents loans that either have a delinquency status greater than 90 days or are in the process of foreclosure. As of March 31, 2025, the $106.4 million of unpaid principal balance included securitized residential mortgage loans and residential mortgage loans that were 90+ days delinquent with a fair value of $43.0 million and loans in the process of foreclosure with a fair value of $58.6 million. As of December 31, 2024, the $116.6 million of unpaid principal balance included securitized residential mortgage loans and residential mortgage loans that were 90+ days delinquent with a fair value of $51.9 million and loans in the process of foreclosure with a fair value of $57.9 million.

As of March 31, 2025 and December 31, 2024, 8.7% and 9.6%, respectively, of the unpaid principal balance of the Company's securitized residential mortgage loans and residential mortgage loans were adjustable rate mortgages.

During the three months ended March 31, 2025 and 2024, the Company purchased residential mortgage loans, as detailed below (in thousands).

	Three Months Ended
	March 31, 2025		March 31, 2024
	Unpaid Principal Balance	Fair Value (1)	Unpaid Principal Balance	Fair Value (1)
Agency-Eligible Loans	$361,538	$366,768	$268,086	$271,084
Home Equity Loans	123,276	128,240	—	—
Non-Agency Loans	—	—	14,046	14,214
Total	$484,814	$495,008	$282,132	$285,298
(1)Fair value represents purchase price at acquisition.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2025

During the three months ended March 31, 2025, the Company sold residential mortgage loans as detailed below ($ in thousands). The Company did not sell any residential mortgage loans during the three months ended March 31, 2024.

	Three Months Ended March 31, 2025
	Number of Loans	Proceeds	Realized Gains	Realized Losses
Non-Agency Loans	21	$11,336	$341	$(1,152)
Re- and Non-Performing Loans	88	9,092	832	(1,149)
Total	109	$20,428	$1,173	$(2,301)
The Company’s residential mortgage loan portfolio consists of mortgage loans on residential real estate located throughout the United States. The following is a summary of the geographic concentration of credit risk as of March 31, 2025 and December 31, 2024 and includes states where the exposure is greater than 5% of the fair value of the Company's residential mortgage loan portfolio.

Geographic Concentration of Credit Risk (1)	March 31, 2025	December 31, 2024
California	34%	35%
New York	10%	11%
Florida	10%	11%
Texas	6%	6%
New Jersey	5%	5%
Other	35%	32%
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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2025

The following table details certain information related to the assets and liabilities of the Non-Agency VIEs as of March 31, 2025 and December 31, 2024 ($ in thousands).

	March 31, 2025			December 31, 2024
	Carrying Value	Weighted Average		Carrying Value	Weighted Average
		Yield (1)	Life (Years) (2)		Yield (1)	Life (Years) (2)
Assets
Securitized residential mortgage loans, at fair value (3)	$6,399,066	5.68%	7.94	$6,044,597	5.68%	8.12
Other assets	35,021			30,922
Total Assets	$6,434,087			$6,075,519

Liabilities
Securitized debt, at fair value (3) (4)	$5,736,457	5.21%	6.06	$5,391,413	5.17%	6.05
Other liabilities	23,707			22,185
Total Liabilities	$5,760,164			$5,413,598

Total Equity (5)	$673,923			$661,921
(1)The weighted average yields are calculated based on the amortized cost of the underlying loans or securities.
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
(5)As of March 31, 2025 and December 31, 2024, the Company had outstanding financing arrangements of $393.4 million and $370.9 million, respectively, collateralized by $666.3 million and $654.3 million of the Company's retained interests in the Non-Agency VIEs, respectively. See Note 6 for more detail regarding the Company's financing arrangements.

The following table details certain information related to the assets and liabilities of the RPL/NPL VIEs as of March 31, 2025 and December 31, 2024 ($ in thousands).

	March 31, 2025			December 31, 2024
	Carrying Value	Weighted Average		Carrying Value	Weighted Average
		Yield (1)	Life (Years) (2)		Yield (1)	Life (Years) (2)
Assets
Securitized residential mortgage loans, at fair value	$143,177	6.03%	5.54	$153,081	6.55%	5.53
Restricted cash	11			10
Other assets	2,291			2,064
Total Assets	$145,479			$155,155

Liabilities
Securitized debt, at fair value (3)	$100,234	3.36%	3.47	$100,554	3.34%	3.59
Other liabilities	293			298
Total Liabilities	$100,527			$100,852

Total Equity (4)	$44,952			$54,303
(1)The weighted average yields are calculated based on the amortized cost of the underlying loans or securities.
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
(4)As of March 31, 2025 and December 31, 2024, the Company had outstanding financing arrangements of $27.4 million and $31.8 million, respectively, collateralized by $41.8 million and $51.0 million of the Company's retained interests in the RPL/NPL VIEs, respectively. See Note 6 for more detail regarding the Company's financing arrangements.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2025

Legacy WMC Commercial loans

The tables below detail information regarding the Company's Legacy WMC Commercial loan portfolio as of March 31, 2025 and December 31, 2024 ($ in thousands). The gross unrealized gains/(losses) in the table below represent inception to date gains/(losses) since acquisition.

March 31, 2025		Premium / (Discount)	Amortized Cost	Gross Unrealized		Fair Value	Weighted Average			Maturity Date (6)	LTV (7)	Location
Loan (1)(2)(3)	Unpaid Principal Balance			Gains	Losses		Coupon	Yield (4)	Life (Years) (5)
Loan A (8)	$7,259	$(29)	$7,230	$—	$(242)	$6,988	8.52%	10.29%	0.25	5/6/2025	61.63%	IL, FL
Loan B (8)	13,206	(52)	13,154	—	(440)	12,714	8.52%	10.29%	0.25	5/6/2025	75.33%	CA
Loan C (8)	24,535	(99)	24,436	—	(816)	23,620	8.52%	10.29%	0.25	5/6/2025	77.22%	NY
Loan D (9)	22,204	(112)	22,092	90	—	22,182	7.69%	8.80%	0.43	8/6/2025	42.50%	CT
Total	$67,204	$(292)	$66,912	$90	$(1,498)	$65,504	8.24%	9.80%	0.31		63.43%

December 31, 2024		Premium / (Discount)	Amortized Cost	Gross Unrealized		Fair Value	Weighted Average			Maturity Date (6)	LTV (7)	Location
Loan (1)(2)(3)	Unpaid Principal Balance			Gains	Losses		Coupon	Yield (4)	Life (Years) (5)
Loan A (8)	$7,259	$(64)	$7,195	$41	$—	$7,236	8.71%	10.69%	0.42	5/6/2025	61.63%	IL, FL
Loan B (8)	13,206	(116)	13,090	74	—	13,164	8.71%	10.69%	0.42	5/6/2025	75.33%	CA
Loan C (8)	24,535	(215)	24,320	137	—	24,457	8.71%	10.69%	0.42	5/6/2025	77.22%	NY
Loan D (9)	22,204	(168)	22,036	112	—	22,148	7.89%	8.73%	0.68	8/6/2025	42.50%	CT
Total	$67,204	$(563)	$66,641	$364	$—	$67,005	8.44%	10.04%	0.50		63.69%
(1)The Company has the contractual right to receive a balloon payment for each loan.
(2)Each commercial loan investment is a first mortgage loan.
(3)Each commercial loan has a current payment status. Refer to Note 14 for additional details regarding Loan A, Loan B, and Loan C.
(4)The weighted average yields are calculated based on the amortized cost of the underlying loans.
(5)Actual maturities of commercial loans may be shorter or longer than stated contractual maturities. Maturities are affected by prepayments of principal.
(6)Represents maturity date of the last possible extension option. Refer to Note 14 for additional details regarding Loan A, Loan B, and Loan C.
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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2025
4. Real Estate Securities

The following tables detail the Company’s real estate securities portfolio as of March 31, 2025 and December 31, 2024 ($ in thousands). The Company’s real estate securities include its interest in VIEs in which the Company has concluded that it is not the primary beneficiary and, as a result, did not consolidate the VIEs. The gross unrealized gains/(losses) in the tables below represent inception to date unrealized gains/(losses) since acquisition.

	Current Face	Premium / (Discount)	Amortized Cost	Gross Unrealized		Fair Value (1)	Weighted Average
March 31, 2025				Gains	Losses		Coupon (2)	Yield (3)	Life (Years) (4)
Non-Agency RMBS
GCAT Non-Agency RMBS (5)
GCAT Non-Agency Securities	$43,794	$(1,792)	$42,002	$—	$(3,747)	$38,255	4.99%	6.09%	6.12
GCAT Non-Agency RMBS Interest Only (6)	N/A	N/A	2,217	1,070	—	3,287	0.57%	31.32%	2.98
Total GCAT Non-Agency RMBS	43,794	(1,792)	44,219	1,070	(3,747)	41,542	2.85%	7.35%	4.07
Non-Agency Securities (7)	102,131	(6,412)	95,719	3,369	(413)	98,675	5.90%	7.59%	8.73
Non-Agency RMBS Interest Only (6)(7)	N/A	N/A	11,967	416	(10)	12,373	0.50%	21.78%	5.00
Total Non-Agency RMBS	145,925	(8,204)	151,905	4,855	(4,170)	152,590	3.35%	8.64%	5.55

Legacy WMC CMBS (8)	100,865	(40,779)	60,086	3,523	(9,318)	54,291	7.43%	17.15%	1.61

Agency RMBS Interest Only (6)	N/A	N/A	18,299	179	(458)	18,020	4.25%	9.85%	6.14

Total as of March 31, 2025	$246,790	$(48,983)	$230,290	$8,557	$(13,946)	$224,901	4.44%	10.96%	5.04

	Current Face	Premium / (Discount)	Amortized Cost	Gross Unrealized		Fair Value (1)	Weighted Average
December 31, 2024				Gains	Losses		Coupon (2)	Yield (3)	Life (Years) (4)
Non-Agency RMBS
GCAT Non-Agency RMBS (5)
GCAT Non-Agency Securities	$43,794	$(1,884)	$41,910	$—	$(5,431)	$36,479	4.94%	6.12%	6.74
GCAT Non-Agency RMBS Interest Only (6)	N/A	N/A	2,271	1,565	—	3,836	0.38%	36.66%	3.16
Total GCAT Non-Agency RMBS	43,794	(1,884)	44,181	1,565	(5,431)	40,315	2.68%	7.69%	4.37
Non-Agency Securities (7)	79,524	(6,011)	73,513	2,206	(742)	74,977	5.94%	7.77%	10.77
Non-Agency RMBS Interest Only (6)(7)	N/A	N/A	10,764	1,539	(16)	12,287	2.28%	27.60%	4.65
Total Non-Agency RMBS	123,318	(7,895)	128,458	5,310	(6,189)	127,579	3.08%	9.40%	5.65

Legacy WMC CMBS (8)	100,896	(41,879)	59,017	2,577	(8,809)	52,785	5.13%	16.74%	1.77

Agency RMBS Interest Only (6)	N/A	N/A	20,517	908	(429)	20,996	4.32%	10.35%	6.55

Total as of December 31, 2024	$224,214	$(49,774)	$207,992	$8,795	$(15,427)	$201,360	3.62%	11.58%	5.20
(1)The fair value of the securities held from unconsolidated VIEs represents the Company’s maximum loss exposure in unconsolidated VIEs. The Company has no obligation to provide any other explicit or implicit support to unconsolidated VIEs.
(2)Equity residual investments with a zero coupon rate are excluded from this calculation.
(3)The weighted average yields are calculated based on the amortized cost of the underlying securities.
(4)Actual maturities may be shorter or longer than stated contractual maturities. Maturities are affected by prepayments of principal.
(5)GCAT Non-Agency RMBS are securities issued under Gold Creek Asset Trust ("GCAT"), which is the TPG Angelo Gordon securitization shelf under which the Company or private funds under the management of TPG Angelo Gordon securitize loans. These securities were retained from rated Non-QM Loan securitizations the Company participated in alongside private funds managed by TPG Angelo Gordon. The Company’s interest in the retained tranches represents its continuing involvement in these securitization trusts.
(6)Interest Only securities have no principal balances and bear interest based on a notional value. The notional value is used solely to determine interest distributions on the interest only classes of securities. As of March 31, 2025, the notional balance of the GCAT Non-Agency RMBS Interest Only, Non-Agency RMBS Interest Only and Agency RMBS Interest Only line items were $81.9 million, $257.5 million and $93.1 million, respectively. As of December 31, 2024, the notional value of the GCAT Non-Agency RMBS Interest Only, Non-Agency RMBS Interest Only and Agency RMBS Interest Only line items were $85.6 million, $242.0 million and $107.2 million, respectively.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2025
(7)For certain non-Agency RMBS, the Company acted as a co-sponsor alongside an unrelated third party of rated securitizations. As the co-sponsor, the Company retained an "eligible vertical interest" to comply with risk retention rules which consists of at least 5% of each class of securities issued in the securitizations and represents the Company’s continuing involvement in these securitization trusts. The remaining tranches were sold to third parties and certain private funds managed by TPG Angelo Gordon or retained by the Company. As of March 31, 2025, the Company’s Non-Agency Securities and Non-Agency RMBS Interest Only includes $71.3 million and $2.8 million, respectively, of retained securities from these transactions. As of December 31, 2024, the Company’s Non-Agency Securities and Non-Agency RMBS Interest Only includes $47.3 million and $0.9 million, respectively, of retained securities from these transactions.
(8)As of March 31, 2025, there are Legacy WMC CMBS with an unpaid principal balance of $23.5 million and a fair value of $6.5 million which are on non-accrual or cost recovery status. As of December 31, 2024, there are Legacy WMC CMBS with an unpaid principal balance of $23.5 million and a fair value of $6.0 million which are on non-accrual or cost recovery status.

The following tables summarize the Company's real estate securities according to their projected weighted average life classifications as of March 31, 2025 and December 31, 2024 (in thousands).

March 31, 2025	Non-Agency RMBS		Legacy WMC CMBS		Agency RMBS
Weighted Average Life (1)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than or equal to one year	$3,194	$2,746	$15,783	$21,186	$—	$—
Greater than one year and less than or equal to five years	40,675	38,731	38,508	38,900	648	642
Greater than five years and less than or equal to ten years	78,045	80,427	—	—	17,372	17,657
Greater than ten years	30,676	30,001	—	—	—	—
Total as of March 31, 2025	$152,590	$151,905	$54,291	$60,086	$18,020	$18,299

December 31, 2024	Non-Agency RMBS		Legacy WMC CMBS		Agency RMBS
Weighted Average Life (1)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than or equal to one year	$2,983	$2,901	$14,731	$14,945	$—	$—
Greater than one year and less than or equal to five years	16,277	13,197	38,054	44,071	676	667
Greater than five years and less than or equal to ten years	71,588	75,990	—	—	20,320	19,850
Greater than ten years	36,731	36,370	—	—	—	—
Total as of December 31, 2024	$127,579	$128,458	$52,785	$59,016	$20,996	$20,517
(1)This is based on projected life. Typically, actual maturities are shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

The Company sold real estate securities during the three months ended March 31, 2025 and 2024, as detailed below ($ in thousands).

	Three Months Ended
	Number of Securities	Proceeds	Realized Gains	Realized Losses
March 31, 2025
Agency RMBS	1	$1,894	$241	$—
Non-Agency RMBS	1	778	37	—
March 31, 2024
Non-Agency RMBS	7	19,318	1,160	(409)

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2025

The following tables present the Company’s financial instruments measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 (in thousands).

	Fair Value at March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Securitized residential mortgage loans	$—	$—	$6,542,243	$6,542,243
Residential mortgage loans	—	1,685	267,553	269,238
Legacy WMC Commercial Loans	—	—	65,504	65,504
Non-Agency RMBS	—	11,472	141,118	152,590
Legacy WMC CMBS	—	54,291	—	54,291
Agency RMBS	—	18,020	—	18,020
Derivative assets (1)	—	6,410	—	6,410
Cash equivalents (2)	114,880	—	—	114,880
AG Arc (3)	—	—	32,242	32,242
Total Assets Measured at Fair Value	$114,880	$91,878	$7,048,660	$7,255,418

Liabilities:
Securitized debt	$—	$—	$(5,836,691)	$(5,836,691)
Derivative liabilities (1)	—	(2,506)	—	(2,506)
Total Liabilities Measured at Fair Value	$—	$(2,506)	$(5,836,691)	$(5,839,197)

	Fair Value at December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Securitized residential mortgage loans	$—	$—	$6,197,678	$6,197,678
Residential mortgage loans	—	1,829	218,388	220,217
Legacy WMC Commercial loans	—	—	67,005	67,005
Non-Agency RMBS	—	12,046	115,533	127,579
Legacy WMC CMBS	—	52,785	—	52,785
Agency RMBS	—	20,996	—	20,996
Derivative assets (1)	—	11,414	204	11,618
Cash equivalents (2)	117,979	—	—	117,979
AG Arc (3)	—	—	30,778	30,778
Total Assets Measured at Fair Value	$117,979	$99,070	$6,629,586	$6,846,635

Liabilities:
Securitized debt	$—	$—	$(5,491,967)	$(5,491,967)
Derivative liabilities (1)	—	(38)	(336)	(374)
Total Liabilities Measured at Fair Value	$—	$(38)	$(5,492,303)	$(5,492,341)
(1)As of March 31, 2025, the Company applied a reduction in fair value of $6.4 million and $2.2 million to its interest rate swap assets and liabilities, respectively, related to variation margin with a corresponding increase or decrease in restricted cash. As of December 31, 2024, the Company applied a reduction in fair value of $11.4 million and $35.0 thousand to its interest rate swap assets and liabilities, respectively, related to variation margin with a corresponding increase or decrease in restricted cash, net of collateral posted by the Company's derivative counterparties. Derivative assets and liabilities are included in the "Other assets" and "Other liabilities" line items on the consolidated balance sheets, respectively. Refer to Note 7 for more information on the Company's derivatives.
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
March 31, 2025
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

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the three months ended March 31, 2025 and 2024.

The Company did not have any transfers of assets or liabilities between Levels 2 and 3 of the fair value hierarchy during the three months ended March 31, 2025 and 2024. Transfers into the Level 3 category of the fair value hierarchy occur due to instruments exhibiting indications of reduced levels of market transparency. Transfers out of the Level 3 category of the fair value hierarchy occur due to instruments exhibiting indications of increased levels of market transparency. Indications of increases or decreases in levels of market transparency include a change in observable transactions or executable quotes involving these instruments or similar instruments. Changes in these indications could impact price transparency, and thereby cause a change in level designations in future periods.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2025
The following tables present additional information about the Company’s assets and liabilities which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value (in thousands).

Three Months Ended March 31, 2025
	Residential Mortgage Loans (1)	Legacy WMC Commercial Loans	Non-Agency RMBS	Derivative Assets (2)	AG Arc	Securitized Debt	Derivative Liabilities (2)
Beginning balance	$6,416,066	$67,005	$115,533	$204	$30,778	$(5,491,967)	$(336)
Purchases	494,769	—	25,963	—	—	—	—
Issuances of Securitized Debt	—	—	—	—	—	(408,670)	—
Proceeds from sales or settlements	(20,428)	—	—	(258)	—	—	298
Principal repayments	(187,597)	—	(1,094)	—	—	170,775	—
Principal funding	2,381	—	—	—	—	—	—
Included in net income:
Net premium and discount amortization (3)	1,891	270	(692)	—	—	(6,807)	—
Net realized gain/(loss)	(1,067)	—	—	258	—	—	(298)
Net unrealized gain/(loss)	107,843	(1,771)	1,408	(204)	—	(100,022)	336
Equity in earnings/(loss) from affiliates	—	—	—	—	1,464	—	—
Other (4)	(4,062)	—	—	—	—	—	—
Ending Balance	$6,809,796	$65,504	$141,118	$—	$32,242	$(5,836,691)	$—

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of March 31, 2025
Net premium and discount amortization (3)	1,830	270	(692)	—	—	(6,807)	—
Net unrealized gain/(loss)	106,986	(1,771)	1,408	—	—	(100,022)	—
Equity in earnings/(loss) from affiliates	—	—	—	—	1,464	—	—

Three Months Ended March 31, 2024
	Residential Mortgage Loans (1)	Legacy WMC Commercial Loans	Non-Agency RMBS	Legacy WMC CMBS	Legacy WMC Other Securities	Derivative Assets (2)	AG Arc	Securitized Debt	Derivative Liabilities (2)
Beginning balance	$5,675,135	$66,303	$37,533	$5,796	$1,156	$1,172	$33,574	$(4,711,623)	$(7)
Purchases	287,617	—	—	—	—	—	—	—	—
Issuances of Securitized Debt	—	—	—	—	—	—	—	(363,899)	—
Capital distributions	—	—	—	—	—	—	(312)	—	—
Proceeds from sales or settlements	—	—	—	—	—	(1,181)	—	—	49
Principal repayments	(140,625)	—	—	—	—	—	—	124,587	—
Included in net income:
Net premium and discount amortization (3)	4,197	60	16	(63)	(54)	—	—	(7,578)	—
Net realized gain/(loss)	2	—	—	—	—	1,181	—	—	(49)
Net unrealized gain/(loss)	23,056	111	1,614	(2,465)	118	(700)	—	(22,429)	(152)
Equity in earnings/(loss) from affiliates	—	—	—	—	—	—	(72)	—	—
Other (4)	(822)	—	—	—	—	—	—	—	—
Ending Balance	$5,848,560	$66,474	$39,163	$3,268	$1,220	$472	$33,190	$(4,980,942)	$(159)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of March 31, 2024
Net premium and discount amortization (3)	4,197	60	16	(63)	(54)	—	—	(7,578)	—
Net unrealized gain/(loss)	23,056	111	1,614	(2,465)	118	472	—	(22,429)	(159)
Equity in earnings/(loss) from affiliates	—	—	—	—	—	—	(72)	—	—
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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2025
The following table presents a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of investments for which the Company has utilized Level 3 inputs to determine fair value as of March 31, 2025 and December 31, 2024 ($ in thousands).

		March 31, 2025		December 31, 2024
Valuation Technique	Unobservable Input	Fair Value	Range (Weighted Average) (1)	Fair Value	Range (Weighted Average) (1)
Securitized Residential Mortgage Loans
	Yield		5.30% - 15.22% (5.92%)		5.75% - 11.18% (6.26%)
Discounted Cash Flow	Projected Collateral Prepayments	$6,542,243	4.34% - 14.75% (9.33%)	$6,197,678	4.95% - 14.48% (8.87%)
	Projected Collateral Losses		0.00% - 1.78% (0.10%)		0.00% - 2.02% (0.08%)
	Projected Collateral Severities		-35.94% - 26.00% (19.71%)		-19.30% - 26.00% (19.34%)
Residential Mortgage Loans
	Yield		5.65% - 12.23% (7.72%)		6.44% - 15.63% (7.76%)
Discounted Cash Flow	Projected Collateral Prepayments	$267,553	3.96% - 38.26% (20.25%)	$218,388	1.29% - 32.03% (17.65%)
	Projected Collateral Losses		0.00% - 5.72% (0.95%)		0.00% - 26.56% (1.00%)
	Projected Collateral Severities		-24.84% - 25.00% (22.76%)		-25.96% - 25.00% (16.59%)
Legacy WMC Commercial Loans
	Yield		7.87% - 31.58% (23.55%)		8.06% - 9.63% (9.11%)
Discounted Cash Flow	Credit Spread	$65,504	360 bps - 2500 bps (1775 bps)	$67,005	377 bps - 512 bps (467 bps)
	Recovery Percentage (2)		100.00% - 100.00% (100.00%)		100.00% - 100.00% (100.00%)
	Loan-to-Value		42.50% - 77.22% (63.43%)		42.50% - 77.22% (63.69%)
Non-Agency RMBS
	Yield		5.43% - 25.00% (8.35%)		5.86% - 25.00% (7.90%)
Discounted Cash Flow	Projected Collateral Prepayments	$141,118	7.78% - 14.58% (11.85%)	$115,533	7.37% - 14.50% (11.46%)
	Projected Collateral Losses		0.00% - 0.69% (0.17%)		0.00% - 0.18% (0.04%)
	Projected Collateral Severities		10.00% - 100.00% (43.54%)		10.00% - 25.00% (18.17%)
Derivative Assets (3)
	Yield		N/A		6.59% - 7.70% (6.72%)
Discounted Cash Flow	Projected Collateral Prepayments	$—	N/A	$204	11.52% - 25.78% (19.09%)
	Projected Collateral Losses		N/A		0.02% - 2.73% (0.71%)
	Projected Collateral Severities		N/A		10.00% - 10.00% (10.00%)
	Pull Through Percentages		N/A		60.00% - 100.00% (89.33%)
AG Arc
Comparable Multiple	Book Value Multiple	$32,242	1.00x - 1.00x (1.00x)	$30,778	0.95x - 0.95x (0.95x)
Securitized Debt
	Yield		4.86% - 25.00% (5.54%)		5.11% - 25.00% (5.86%)
Discounted Cash Flow	Projected Collateral Prepayments	$(5,836,691)	4.34% - 14.75% (9.31%)	$(5,491,967)	4.95% - 14.48% (8.85%)
	Projected Collateral Losses		0.00% - 0.50% (0.09%)		0.00% - 0.50% (0.07%)
	Projected Collateral Severities		10.00% - 26.00% (19.98%)		10.00% - 26.00% (19.63%)
Derivative Liabilities (3)
	Yield		N/A		6.58% - 6.96% (6.67%)
Discounted Cash Flow	Projected Collateral Prepayments	$—	N/A	$(336)	9.00% - 26.94% (18.34%)
	Projected Collateral Losses		N/A		0.01% - 1.36% (0.17%)
	Projected Collateral Severities		N/A		10.00% - 10.00% (10.00%)
	Pull Through Percentages		N/A		65.00% - 100.00% (90.48%)
(1)Amounts are weighted based on fair value.
(2)Represents the proportion of the principal expected to be collected relative to the loan balances as of March 31, 2025 and December 31, 2024.
(3)Derivative assets and derivative liabilities are included in the "Other assets" and "Other liabilities" line items, respectively, on the consolidated balance sheets.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2025
6. Financing

The following table presents a summary of the Company's financing as of March 31, 2025 and December 31, 2024 ($ in thousands).

	March 31, 2025						December 31, 2024
	Financing			Weighted Average		Collateral Fair Value (1)(2)	Financing
	Current Face	Carrying Value	Stated Maturity	Funding Cost	Life (Years)		Carrying Value
Financing Arrangements by Asset Type (3)
Securitized Residential Mortgage Loans (4)
Non-Agency Loans (5)	$392,859	$393,359	Apr - Jul 2025	6.18%	0.19	$666,297	$370,913
Re- and Non-Performing Loans	27,433	27,433	Apr - May 2025	6.56%	0.09	41,782	31,798
Residential Mortgage Loans (6)
Agency-Eligible Loans	36,368	36,368	Jul 2025	6.17%	0.33	38,935	95,688
Home Equity Loans (5)	186,629	186,629	Jun 2025	6.65%	0.19	228,046	87,440
Non-Agency Loans	—	—	N/A	N/A	N/A	—	7,615
Legacy WMC Commercial Loans (5)	41,936	41,936	Mar 2026	7.72%	0.98	65,504	47,222
Non-Agency RMBS	99,534	99,534	Apr - June 2025	5.26%	0.20	134,193	78,978
Legacy WMC CMBS	20,559	20,559	Apr 2025	6.10%	0.04	54,258	20,416
Agency RMBS	736	736	Apr 2025	4.94%	0.08	1,033	2,038
Total Financing Arrangements	$806,054	$806,554		6.27%	0.23	$1,230,048	$742,108

Securitized debt, at fair value (7)(8)
Non-Agency Loans (9)	$6,013,277	$5,736,457	N/A	5.21%	6.06	N/A	$5,391,413
Re- and Non-Performing Loans	108,855	100,234	N/A	3.36%	3.47	N/A	100,554
Total Securitized Debt	$6,122,132	$5,836,691		5.18%	6.02	N/A	$5,491,967

Senior Unsecured Notes (10)
February 2029 Senior Unsecured Notes	$34,500	$33,100	Feb 2029	10.79%	3.94	N/A	$33,028
May 2029 Senior Unsecured Notes	65,000	62,798	May 2029	10.52%	4.18	N/A	62,693
Total Senior Unsecured Notes	$99,500	$95,898		10.61%	4.10	N/A	$95,721

Total Financing	$7,027,686	$6,739,143		5.38%	5.47	$1,230,048	$6,329,796
(1)The Company also had $5.1 million and $10.6 million of cash pledged under repurchase agreements as of March 31, 2025 and December 31, 2024, respectively.
(2)Under the terms of the Company’s financing agreements, the Company's financing counterparties may, in certain cases, sell or re-hypothecate the pledged collateral.
(3)Financing arrangements are recorded at amortized cost in the Company's consolidated balance sheets. The fair value of certain of the Company's financing arrangements approximates the carrying value due to their floating interest rates and short-term maturities of generally one year or less. These financing arrangements are classified as Level 2 of the fair value hierarchy. As of March 31, 2025, the Company had certain fixed-rate long-term financing arrangements which had an amortized cost and fair value of $46.7 million and $47.0 million, respectively. The fair value of the fixed-rate long-term financing arrangements is based on a discounted cash flow valuation approach using valuation analyses of the underlying collateral sourced from third-party pricing service providers and is classified as Level 3 of the fair value hierarchy.
(4)Amounts pledged as collateral under Securitized residential mortgage loans include certain of the Company's retained interests in securitizations. Refer to Note 3 for more information on the Non-Agency VIEs and RPL/NPL VIEs.
(5)The weighted average stated rate on the financing arrangements on the Company's Securitized Non-Agency Loans, Home Equity Loans, and Legacy WMC Commercial Loans was 6.56%, 6.58%, and 7.07%, respectively.
(6)The Company's Residential mortgage loan financing arrangements include a maximum uncommitted borrowing capacity of $1.8 billion on facilities used to finance Agency-Eligible, Home Equity and Non-Agency Loans,.
(7)The holders of the securitized debt have no recourse to the general credit of the Company. The Company has no obligation to provide any other explicit or implicit support to the Non-Agency VIEs and RPL/NPL VIEs.
(8)The weighted average funding costs are calculated based on the amortized cost of the underlying securities.
(9)The current face on the Company's Securitized debt in the Company's Non-Agency VIEs excludes Interest Only classes which have no principal balances and bear interest based on a notional value. The notional value is used solely to determine interest distributions on the interest only classes of securities. As of March 31, 2025, the notional value of interest only classes of Securitized debt was $1.8 billion.
(10)The Senior Unsecured Notes are recorded at amortized cost in the Company's consolidated balance sheets. As of March 31, 2025, the fair value of the Senior Unsecured Notes was $100.2 million. The fair value of the Senior Unsecured Notes is based upon prices obtained from third-party pricing services or broker quotations and are classified as Level 2 of the fair value hierarchy.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2025
Senior Unsecured Notes

The Company’s Senior Unsecured Notes consist of $34.5 million principal amount 9.500% Senior Notes due February 2029 ("February 2029 Senior Unsecured Notes") and $65.0 million principal amount 9.500% Senior Notes due May 2029 ("May 2029 Senior Unsecured Notes" and together with the February 2029 Senior Unsecured Notes, the "Senior Unsecured Notes"). The February 2029 Senior Unsecured Notes were issued on January 26, 2024 in a public offering for net proceeds of approximately $32.8 million and the May 2029 Senior Unsecured Notes were issued on May 15, 2024 in a public offering for net proceeds of approximately $62.4 million. The below table provides a summary of the Senior Unsecured Notes as of March 31, 2025 ($ in thousands).

	Principal Amount (1)	Carrying Value	Maturity Date (2)	Redemption Date (3)	Rate (4)
February 2029 Senior Unsecured Notes	$34,500	$33,100	February 15, 2029	February 15, 2026	9.500%
May 2029 Senior Unsecured Notes	$65,000	$62,798	May 15, 2029	May 15, 2026	9.500%
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

The below table details the total interest expense incurred on the Senior Unsecured Notes during the three months ended March 31, 2025 and 2024 (in thousands).

	Three Months Ended
	March 31, 2025	March 31, 2024
Coupon interest expense	$2,363	$592
Amortization expense	177	47
Total interest expense	$2,540	$639

Legacy WMC Convertible Notes

In connection with the WMC acquisition, a wholly owned subsidiary of the Company assumed, and the Company guaranteed, $86.25 million aggregate principal amount of Legacy WMC Convertible Notes. The Legacy WMC Convertible Notes had an interest rate of 6.75% and interest was paid semiannually. During the three months ended March 31, 2024, the Company repurchased $7.1 million of principal amount of its outstanding Legacy WMC Convertible Notes. The Company paid off the remaining principal amount outstanding of the Legacy WMC Convertible Notes at maturity in September 2024.

There was no interest expense incurred during the three months ended March 31, 2025 as the Legacy WMC Convertible Notes matured in September 2024. The below table details the total interest expense incurred on the Legacy WMC Convertible Notes during the three months ended March 31, 2024 (in thousands).

Three Months Ended
March 31, 2024
Coupon interest expense	$1,373
Amortization expense	322
Total interest expense	$1,695

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2025
Contractual maturities

The following table allocates the current face of the Company's borrowings under financing arrangements and the Senior Unsecured Notes as of March 31, 2025 by contractual maturity (in thousands). Securitized debt is excluded from the below table as it does not have a contractual maturity.

	Within 30 Days	Over 30 Days to 3 Months	Over 3 Months to 12 Months	Over 12 Months	Total
Financing Arrangements by Asset Type
Securitized Residential Mortgage Loans
Non-Agency Loans	$47,236	$299,424	$46,199	$—	$392,859
Re- and Non-Performing Loans	16,292	11,141	—	—	27,433
Residential Mortgage Loans
Agency-Eligible Loans	—	—	36,368	—	36,368
Home Equity Loans	—	186,629	—	—	186,629
Legacy WMC Commercial Loans	—	—	41,936	—	41,936
Non-Agency RMBS	5,356	94,178	—	—	99,534
Legacy WMC CMBS	20,559	—	—	—	20,559
Agency RMBS	736	—	—	—	736
Total Financing Arrangements	$90,179	$591,372	$124,503	$—	$806,054

Senior Unsecured Notes
February 2029 Senior Unsecured Notes	$—	$—	$—	$34,500	$34,500
May 2029 Senior Unsecured Notes	—	—	—	65,000	65,000
Total Senior Unsecured Notes	$—	$—	$—	$99,500	$99,500
Counterparties

The Company had outstanding financing arrangements with six counterparties as of March 31, 2025 and December 31, 2024.

The following table presents information as of March 31, 2025 and December 31, 2024 with respect to each counterparty that provides the Company with financing for which the Company had greater than 5% of its stockholders’ equity at risk, excluding stockholders’ equity at risk under financing through affiliated entities ($ in thousands).

	March 31, 2025			December 31, 2024
Counterparty	Stockholders' Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity	Stockholders' Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity
BofA Securities, Inc.	$136,105	75	25.0%	$135,141	82	25.0%
Goldman Sachs Bank USA	110,795	60	20.4%	92,220	118	17.1%
Barclays Capital Inc.	59,303	69	10.9%	75,516	20	14.0%
Various (1)	83,765	121	15.4%	81,855	211	15.2%
(1)Certain retained interests in securitizations are held in WMC RR 2023-1 Trust, a wholly owned subsidiary of the Company. WMC RR 2023-1 Trust issued certificates which were sold to various third-party investors.

Financial Covenants

The Company’s financing arrangements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each financing arrangement, typical supplemental terms include requirements of minimum equity and liquidity, leverage ratios, and performance triggers. In addition, some of the financing arrangements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that the Company fails to comply with the covenants contained in these financing arrangements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the associated agreement. Financings pursuant to

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2025
financing arrangements are generally recourse to the Company. As of March 31, 2025, the Company is in compliance with all of its financial covenants.

7. Other assets and liabilities

The following table details certain information related to the Company's "Other assets" and "Other liabilities" line items on its consolidated balance sheets as of March 31, 2025 and December 31, 2024 (in thousands).

	March 31, 2025	December 31, 2024
Other assets
Interest receivable	$37,545	$34,930
Real estate owned	5,449	3,537
Derivative assets, at fair value	—	204
Other assets	3,033	3,269
Due from broker	74	—
Total Other assets	$46,101	$41,940

Other liabilities
Due to affiliates (1)	$4,762	$4,275
Interest payable	27,174	28,294
Derivative liabilities, at fair value	256	340
Accrued expenses	1,697	1,698
Due to broker	237	48
Taxes payable	149	103
Total Other liabilities	$34,275	$34,758
(1)Refer to Note 10 for more information.

Derivatives

The following table presents information related to the Company's derivatives and other instruments and their balance sheet location as of March 31, 2025 and December 31, 2024 (in thousands).

	Balance Sheet Location	March 31, 2025		December 31, 2024
Derivatives and Other Instruments (1)		Notional	Fair Value	Notional	Fair Value
Pay Fix/Receive Float Interest Rate Swap Agreements (2) (3)	Other assets	$124,500	$—	$337,550	$—
Pay Fix/Receive Float Interest Rate Swap Agreements (2) (3)	Other liabilities	208,000	(256)	5,000	(4)
Forward Purchase Commitments	Other assets	—	—	30,581	204
Forward Purchase Commitments	Other liabilities	—	—	35,398	(336)
(1)As of March 31, 2025 and December 31, 2024, no derivatives held by the Company were designated as hedges for accounting purposes.
(2)As of March 31, 2025, the Company applied a reduction in fair value of $6.4 million and $2.2 million to its interest rate swap assets and liabilities, respectively, related to variation margin with a corresponding increase or decrease in restricted cash. As of December 31, 2024, the Company applied a reduction in fair value of $11.4 million and $35.0 thousand to its interest rate swap assets and liabilities, respectively, related to variation margin with a corresponding increase or decrease in restricted cash, net of collateral posted by the Company's derivative counterparties.
(3)As of March 31, 2025, the Company's pay fix/receive float interest rate swaps had a weighted average pay-fixed rate of 3.52%, a weighted average receive-variable rate of 4.41%, and a weighted average years to maturity of 4.68 years. As of December 31, 2024, the Company's pay fix/receive float interest rate swaps had a weighted average pay-fixed rate of 3.48%, a weighted average receive-variable rate of 4.49%, and a weighted average years to maturity of 4.86 years.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2025
Derivative and other instruments eligible for offset are presented gross on the consolidated balance sheets as of March 31, 2025 and December 31, 2024, if applicable. The Company has not offset or netted any derivatives or other instruments with any financial instruments or cash collateral posted or received.

The Company must post cash or securities as collateral on its derivative instruments when their fair value declines. This typically occurs when prevailing market rates change adversely, with the severity of the change also dependent on the term of the derivatives involved. The posting of collateral is generally bilateral, meaning that if the fair value of the Company’s derivatives increases, its counterparty must post collateral. As of March 31, 2025, the Company's restricted cash balance included $8.6 million of collateral related to certain derivatives, of which $4.4 million represents cash collateral posted by the Company and $4.2 million represents amounts related to variation margin. As of December 31, 2024, the Company's restricted cash balance included $9.3 million of collateral related to certain derivatives, of which $0.7 million represents cash collateral posted by the Company and $8.6 million represents amounts related to variation margin.

The following table summarizes total income related to derivatives and other instruments for the three months ended March 31, 2025 and 2024 (in thousands).

	Three Months Ended
	March 31, 2025	March 31, 2024
Included within Net interest component of interest rate swaps
Interest Rate Swaps	$737	$1,900

Included within Net unrealized gain/(loss)
Interest Rate Swaps	(6,536)	10,313
Short TBAs	—	(92)
Forward Purchase Commitments	132	(852)
	(6,404)	9,369

Included within Net realized gain/(loss)
Interest Rate Swaps	782	(3,141)
Short TBAs	—	10
Forward Purchase Commitments	(40)	1,132
	742	(1,999)
Total income/(loss)	$(4,925)	$9,270

Derivative Activity

The following table presents information about the Company’s derivatives for the three months ended March 31, 2025 and 2024 (in thousands).

	Beginning Notional Amount	Additions	Settlement, Termination, or Expiration (1)	Ending Notional Amount	Derivative Asset	Derivative Liability
Three Months Ended March 31, 2025
Interest Rate Swaps	$342,550	$103,000	$(113,050)	$332,500	$—	$(256)
Three Months Ended March 31, 2024
Short TBAs (2)	$(9,000)	$34,000	$(57,000)	$(32,000)	$—	$(155)
Interest Rate Swaps	503,000	219,750	(268,500)	454,250	267	—
(1)Includes $60.0 million of interest rate swaps that matured during the three months ended March 31, 2024.
(2)As of March 31, 2024, the Company recorded a receivable from broker of $32.5 million and a fair value of $32.7 million related to its short TBAs.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2025
8. Earnings per share

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share for the three months ended March 31, 2025 and 2024 (in thousands, except per share data).

	Three Months Ended
	March 31, 2025	March 31, 2024
Numerator:
Net Income/(Loss)	$11,477	$20,890
Dividends on preferred stock	(5,304)	(4,586)
Net Income/(Loss) Available to Common Stockholders	$6,173	$16,304

Denominator:
Basic weighted average common shares outstanding	29,659	29,453
Diluted weighted average common shares outstanding	29,688	29,479

Earnings/(Loss) Per Share
Basic	$0.21	$0.55
Diluted	$0.21	$0.55

Dividends

The following tables detail the Company's common stock dividends declared during the three months ended March 31, 2025 and 2024.

Three Months Ended March 31, 2025				Three Months Ended March 31, 2024
Declaration Date	Record Date	Payment Date	Cash Dividend Per Share	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
3/17/2025	3/31/2025	4/30/2025	$0.20	3/15/2024	3/29/2024	4/30/2024	$0.18

The following tables detail the Company's preferred stock dividends declared and paid during the three months ended March 31, 2025 and 2024.

2025			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	8.25% Series A	8.00% Series B	8.000% Series C
2/14/2025	2/28/2025	3/17/2025	$0.51563	$0.50	$0.693062

2024			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	8.25% Series A	8.00% Series B	8.000% Series C
2/16/2024	2/29/2024	3/18/2024	$0.51563	$0.50	$0.50

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2025
On December 6, 2023, the Company acquired WMC, an externally managed mortgage REIT. The WMC acquisition is intended to qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code.

Excise Tax

Excise tax represents a non-deductible 4% tax on the required amount of the Company’s ordinary income and net capital gains not distributed during the year. The expense is calculated in accordance with applicable tax regulations. The below table details excise tax expense for the three months ended March 31, 2025 and 2024, which is recorded in the “Non-investment related expenses” line item on the consolidated statement of operations (in thousands).

	Three Months Ended
	March 31, 2025	March 31, 2024
Excise tax expense	$89	$—

REIT Net Operating Loss and Net Capital Loss Carryforwards

In connection with the WMC acquisition, the Company obtained federal net operating loss ("NOL") carryforwards of $321.6 million, of which $223.8 million do not have an expiration date and can be carried forward indefinitely. However, the Company’s use of the NOLs obtained in the WMC acquisition is limited under Section 382 of the Internal Revenue Code. As of March 31, 2025 and December 31, 2024, the remaining NOL carryforwards obtained in the WMC acquisition was $319.4 million.

As of March 31, 2025 and December 31, 2024, the Company had estimated net capital loss ("NCL") carryforwards of $279.2 million and $278.9 million, respectively. These NCL carryforwards (which exclude NCLs acquired from WMC) can be utilized to offset future net gains from the sale of capital assets. NCL carryforwards of $225.7 million were generated during the year ended December 31, 2020 and, if not utilized, will expire on December 31, 2025.

In connection with the WMC acquisition, the Company obtained NCL carryforwards. As of March 31, 2025 and December 31, 2024, these estimated NCL carryforwards were $150.6 million, all of which expire by 2029. However, the Company’s use of these NCLs is limited under Sections 382 and 383 of the Internal Revenue Code.

Taxable REIT Subsidiaries

The Company elected to treat certain domestic subsidiaries as taxable REIT subsidiaries ("TRSs"). The Company’s financial results are generally not expected to reflect provisions for current or deferred income taxes, except for any activities conducted through one or more TRSs that are subject to corporate income taxation. Currently, the Company has wholly owned domestic TRSs that are taxable as corporations and subject to U.S. federal, state, and local income tax on net income at the applicable corporate rates. The federal statutory rate for the three months ended March 31, 2025 and 2024 was 21%. The Company’s effective tax rate differs from its combined U.S. federal, state, and local corporate statutory tax rate primarily due to income earned at the REIT, which is not subject to tax, due to the deduction for qualifying distributions made by the Company, and any change in the valuation allowance as disclosed in further detail below. The tax expense attributable to its TRSs is recorded in the "Non-investment related expenses" line item on the consolidated statement of operations. The below table details the tax expense attributable to its TRSs for the three months ended March 31, 2025 and 2024 (in thousands).

	Three Months Ended
	March 31, 2025	March 31, 2024
Tax expense	$28	$25

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2025
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax reporting purposes at the TRS level. As of March 31, 2025 and December 31, 2024, the Company recorded a deferred tax asset of approximately $33.3 million and $34.7 million, respectively, relating to net operating loss carryforwards, capital loss carryforwards, and basis differences of certain investments held within TRSs. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences become deductible. The Company concluded it is more likely than not the deferred tax asset will not be realized and established a full valuation allowance as of March 31, 2025 and December 31, 2024.

Uncertain Income Tax Positions

Based on its analysis of any potential uncertain income tax positions, the Company concluded it did not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of March 31, 2025 and December 31, 2024. The Company’s and WMC's federal income tax returns for the last three tax years are open to examination by the Internal Revenue Service. There are no ongoing U.S. federal, state or local tax examinations related to the Company. In the event that the Company incurs income tax related interest and penalties, its policy is to classify them as a component of provision for income taxes. The Company did not incur any interest or penalties during the three months ended March 31, 2025 and 2024.

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

In connection with the WMC acquisition, which was completed on December 6, 2023, and contemporaneously with the execution of the Merger Agreement, on August 8, 2023, the Company and the Manager entered into the MITT Management Agreement Amendment, pursuant to which (i) the Manager’s base management fee will be reduced by $0.6 million for the first four quarters following the Effective Time, beginning with the fiscal quarter in which the Effective Time occurs (i.e., resulting in an aggregate $2.4 million waiver of base management fees), and (ii) the Manager will waive its right to seek reimbursement from the Company for any expenses otherwise reimbursable by the Company under the management agreement in an amount equal to approximately $1.3 million, which is the excess of $7.0 million over the aggregate Per Share Additional Manager Consideration paid by the Manager to the holders of WMC Common Stock under the Merger Agreement. The MITT Management Agreement Amendment became effective automatically upon the closing of the WMC acquisition.

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
March 31, 2025
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

The below table details the management fees incurred during the three months ended March 31, 2025 and 2024 (in thousands).

	Three Months Ended
Consolidated statements of operations line item:	March 31, 2025	March 31, 2024
Management fee to affiliate (1)	$2,327	$1,741
(1)For the three months ended March 31, 2024, the Manager agreed to waive its right to receive management fees of $0.6 million pursuant to the MITT Management Agreement Amendment executed in connection with the WMC acquisition.

As of March 31, 2025 and December 31, 2024, the Company recorded management fees payable of $2.3 million and $2.3 million, respectively. The management fee payable is included within the "Due to affiliates" item within the "Other liabilities" line item on the consolidated balance sheets.

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

During the three months ended March 31, 2025 and 2024, the Company did not incur any incentive fee expense.

Termination fee

Upon the occurrence of (i) the Company’s termination of the management agreement without cause or (ii) the Manager’s termination of the management agreement upon a breach by the Company of any material term of the management agreement, the Manager will be entitled to a termination fee equal to three times the average annual management fee during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter. As of March 31, 2025 and December 31, 2024, no event of termination of the management agreement had occurred.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2025
The below table details the expense reimbursement incurred during the three months ended March 31, 2025 and 2024 (in thousands).

	Three Months Ended
Consolidated statements of operations line item:	March 31, 2025	March 31, 2024
Non-investment related expenses (1)	$1,839	$1,664
Investment related expenses	200	114
Transaction related expenses	260	68
Expense reimbursements to Manager or its affiliates	$2,299	$1,846
(1)For the three months ended March 31, 2024, the Manager agreed to waive its right to receive expense reimbursements of $0.3 million pursuant to the MITT Management Agreement Amendment executed in connection with the WMC acquisition.

As of March 31, 2025 and December 31, 2024, the Company recorded a reimbursement payable to the Manager or its affiliates of $2.3 million and $1.7 million, respectively. The reimbursement payable to the Manager or its affiliates is included within the "Due to affiliates" line item within the "Other liabilities" line item on the consolidated balance sheets.

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

MATH

On August 29, 2017, the Company, alongside private funds managed by TPG Angelo Gordon, formed Mortgage Acquisition Holding I LLC ("MATH") to conduct a residential mortgage investment strategy. MATH in turn sponsored the formation of Mortgage Acquisition Trust I LLC ("MATT") to purchase predominantly Non-QM Loans. MATT made an election to be treated as a REIT beginning with the 2018 tax year. The Company has an approximate 47.0% interest in MATH. MATH, through its wholly owned subsidiary MATT, only holds risk-retention tranches from past securitizations which continue to pay down and the Company does not expect MATT to acquire additional investments.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2025
Summary of investments in debt and equity of affiliates and related earnings

The below table summarizes the components of the "Investments in debt and equity of affiliates" line item on the Company's consolidated balance sheets as of March 31, 2025 and December 31, 2024 (in thousands).

	March 31, 2025			December 31, 2024
	Assets	Liabilities	Equity	Assets	Liabilities	Equity
Non-QM Securities (1)	$12,362	$—	$12,362	$13,304	$—	$13,304
Re/Non-Performing Securities	717	—	717	2,462	(588)	1,874
Total Residential Investments	13,079	—	13,079	15,766	(588)	15,178
AG Arc, at fair value	32,242	—	32,242	30,778	—	30,778
Cash and Other assets/(liabilities)	721	(26)	695	910	(25)	885
Investments in debt and equity of affiliates	$46,042	$(26)	$46,016	$47,454	$(613)	$46,841
(1)MATH, through its wholly owned subsidiary MATT, only holds risk-retention tranches from past securitizations which continue to pay down and the Company does not expect MATT to acquire additional investments.

The below table reconciles the net income/(loss) to the "Equity in earnings/(loss) from affiliates" line item on the Company's consolidated statements of operations for the three months ended March 31, 2025 and 2024 (in thousands).

	Three Months Ended
	March 31, 2025	March 31, 2024
Non-QM Securities	$(71)	$2,205
Re/Non-Performing Securities	(120)	105
AG Arc (1)	1,376	(273)
Equity in earnings/(loss) from affiliates	$1,185	$2,037
(1)Earnings/(loss) recognized by AG Arc do not include the Company's portion of gains or losses recorded by Arc Home in connection with the sale of residential mortgage loans to the Company. Refer to "Transactions with Arc Home" below for more information on this accounting policy.

Transactions with affiliates

Transactions with Red Creek Asset Management LLC

In connection with the Company’s investments in residential mortgage loans, the Company engages asset managers to provide advisory, consultation, asset management, and other services. The Company engaged Red Creek Asset Management LLC (the "Asset Manager"), a related party of the Manager and direct subsidiary of TPG Angelo Gordon, as the asset manager for certain of its residential mortgage loans. The Company pays the Asset Manager asset management fees which are assessed periodically by a third-party valuation firm. The below details the fees paid by the Company to the Asset Manager during the three months ended March 31, 2025 and 2024 (in thousands).

	Three Months Ended
	March 31, 2025	March 31, 2024
Fees paid to Asset Manager	$640	$658

As of March 31, 2025 and December 31, 2024, the Company recorded asset management fees payable of $0.2 million and $0.2 million, respectively. Asset management fees payable are included within the "Due to affiliates" line item within the "Other liabilities" line item on the consolidated balance sheets.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2025
Transactions with Arc Home

Arc Home may sell loans to the Company, third-parties, or affiliates of the Manager. The below table details the unpaid principal balance of residential mortgage loans sold to the Company during the three months ended March 31, 2025 and 2024 (in thousands).

	Three Months Ended
	March 31, 2025	March 31, 2024
Residential mortgage loans sold by Arc Home to the Company	$60,957	$79,791

In connection with the sale of loans from Arc Home to the Company, the Company eliminates any intra-entity profits or losses typically recognized through the "Equity in earnings/(loss) from affiliates" line item on the Company's consolidated statement of operations and adjusts the cost basis of the underlying loans resulting in unrealized gains or losses on the underlying loans. The table below summarizes intra-entity profits eliminated during the three months ended March 31, 2025 and 2024 (in thousands).

	Three Months Ended
	March 31, 2025	March 31, 2024
Intra-Entity Profits Eliminated	$88	$201

The Company enters into forward purchase commitments with Arc Home whereby the Company commits to purchase residential mortgage loans from Arc Home at a particular price on a best-efforts basis. Actual loan purchases are contingent upon successful loan closings. These commitments to purchase mortgage loans are classified as derivatives. From time to time, the Company may determine that certain loans it has previously committed to purchase will be sold to third parties and, as a result, the derivative will be settled on a net basis with Arc Home. See Note 7 and Note 12, if applicable, for more detail.

11. Equity

Stock repurchase programs

On August 3, 2022, the Company's Board of Directors authorized a stock repurchase program (the "2022 Repurchase Program") to repurchase up to $15.0 million of the Company’s outstanding common stock. The 2022 Repurchase Program does not have an expiration date and permits the Company to repurchase its shares through various methods, including open market repurchases, privately negotiated block transactions and Rule 10b5-1 plans. The Company may repurchase shares of its common stock from time to time in compliance with SEC regulations and other legal requirements. The extent to which the Company repurchases its shares, and the timing, manner, price, and amount of any such repurchases, will depend upon a variety of factors including market conditions and other corporate considerations as determined by the Company’s management, as well as the limits of the 2022 Repurchase Program and the Company's liquidity and business strategy. The 2022 Repurchase Program does not obligate the Company to acquire any particular amount of shares and may be modified or discontinued at any time. As of March 31, 2025, approximately $1.5 million of common stock remained authorized for future share repurchases under the 2022 Repurchase Program. There were no repurchases during the three months ended March 31, 2025 and 2024.

On May 4, 2023, the Company's Board of Directors authorized a stock repurchase program (the "2023 Repurchase Program") to repurchase up to $15.0 million of the Company’s outstanding common stock on substantially the same terms as the 2022 Repurchase Program. As of March 31, 2025, the full $15.0 million authorized amount remains available for repurchase under the 2023 Repurchase Program. This authorization is in addition to the amount remaining under the 2022 Repurchase Program.

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
March 31, 2025
acquisition by the Company of shares of its own stock in excess of the aggregate par value of the shares first reduces additional paid-in capital, to the extent available, with any residual cost applied against retained earnings.

Restricted stock grants

Equity Incentive Plans

Effective on April 15, 2020 upon the approval of the Company's stockholders at its 2020 annual meeting of stockholders, the Company's 2020 Equity Incentive Plan (the "2020 Equity Incentive Plan") provides for a maximum of 666,666 shares of common stock to be issued. The maximum number of shares of common stock granted during a single fiscal year to any non-employee director, taken together with any cash fees paid to such non-employee director during any fiscal year, shall not exceed $300,000 in total value (calculating the value of any such awards based on the grant date fair value). As of March 31, 2025, 239,183 shares of common stock remained available to be awarded under the 2020 Equity Incentive Plan.

Since inception of the 2020 Equity Incentive Plan and through March 31, 2025, the Company has granted an aggregate of 268,313 shares of restricted common stock to its independent directors under its 2020 Equity Incentive Plan, all of which have vested.

On December 6, 2023, in connection with the WMC acquisition, the Company granted an aggregate 25,962 restricted stock units to the Company's two independent directors added to the Company's Board of Directors who previously served on WMC's board of directors. Through March 31, 2025, the two independent directors have also been granted an aggregate of 3,208 dividend equivalent units. These restricted stock units and associated dividend equivalent units vested in full on June 23, 2024, and will be settled in shares of the Company's common stock upon each independent director's separation from service with the Company.

On December 18, 2024, the Company granted an aggregate of 130,000 restricted shares of common stock to certain employees of the Manager, including certain of the Company's executive officers, under the 2020 Equity Incentive Plan. These awards vest ratably in three annual installments beginning in January 2026, subject to continued employment with the Manager.

On May 5, 2025, following approval by the Company’s stockholders, the Company’s 2025 Equity Incentive Plan (the “2025 Equity Incentive Plan”) became effective. As a result, no additional awards will be granted under the 2020 Equity Incentive Plan (although awards previously made under the 2020 Equity Incentive Plan will remain in effect subject to the terms of the 2020 Equity Incentive Plan and the applicable award agreement). Refer to Note 14 for additional details.

Manager Equity Incentive Plans

Following approval of the Company's stockholders at its 2021 annual meeting of stockholders, the AG Mortgage Investment Trust, Inc. 2021 Manager Equity Incentive Plan (the "2021 Manager Plan") became effective on April 7, 2021 and provides for a maximum of 573,425 shares of common stock that may be subject to awards thereunder to the Manager. As of March 31, 2025, there were no shares or awards issued under the 2021 Manager Plan. Following the execution of the Third Amendment to the management agreement in November 2021 related to the incentive fee, the Company's compensation committee no longer expects to continue its historical practice of making periodic equity grants to the Manager pursuant to the 2021 Manager Plan.

Director compensation

As of March 31, 2025, the Company's Board of Directors consisted of six independent directors. The annual base director's fee for each independent director is $150,000, $70,000 of which is payable on a quarterly basis in cash and $80,000 of which is payable on a quarterly basis in shares of restricted common stock. The number of shares of restricted common stock to be issued each quarter to each independent director is determined based on the average of the high and low prices of the Company’s common stock on the New York Stock Exchange on the last trading day of each fiscal quarter. To the extent that any fractional shares would otherwise be issuable and payable to each independent director, a cash payment is made to each independent director in lieu of any fractional shares. All directors’ fees are paid pro rata (and restricted common stock grants determined) on a quarterly basis in arrears, and shares issued are fully vested and non-forfeitable. These shares may not be sold or transferred by such director during the time of their service as an independent member of the Company’s Board of Directors.

In addition to the annual base director's fee, the non-executive chair of the Company's Board of Directors receives an annual fee of $60,000, of which $30,000 is payable in cash and $30,000 is payable in shares of restricted common stock, the chair of the

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2025
Audit Committee receives an annual fee of $25,000, and the chairs of the Compensation and Nominating and Corporate Governance Committees each receive an annual fee of $10,000.

In connection with the vote of the Company’s stockholders at the 2025 Annual Meeting, as of May 5, 2025, the size of the Company’s Board of Directors was reduced from eight to six members, including four independent directors.

Equity distribution agreements

The Company has entered into separate equity distribution agreements (the "2024 Equity Distribution Agreements") with each of BTIG, LLC, JonesTrading Institutional Services LLC, Keefe, Bruyette & Woods, Inc. and Piper Sandler & Co. (collectively, the "2024 Sales Agents"), pursuant to which the Company may sell up to $75.0 million aggregate offering price of shares of its common stock from time to time through an "at-the-market" equity offering program under which the 2024 Sales Agents will act as sales agent. Prior to entering into the 2024 Equity Distribution Agreements, effective November 6, 2024, the Company terminated the equity distribution agreements related to its prior at-the-market program (the "Equity Distribution Agreements"). At the time of such termination, $51.7 million remained unsold under the prior program. The Company did not issue any shares of common stock under any of its equity distribution agreements then in effect during the three months ended March 31, 2025 and 2024.

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

Preferred stock

The Company is authorized to designate and issue up to 50.0 million shares of preferred stock, par value $0.01 per share, in one or more classes or series. As of March 31, 2025 and December 31, 2024, there were 1.7 million, 3.7 million, and 3.7 million of Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock, respectively, issued and outstanding.

The following table includes a summary of preferred stock issued and outstanding as of March 31, 2025 ($ and shares in thousands).

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
March 31, 2025
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

12. Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2025, the Company was not involved in any material legal proceedings.

The below table details the Company's outstanding commitments as of March 31, 2025 (in thousands).

Commitment type	Date of Commitment	Total Commitment	Funded Commitment	Remaining Commitment
Home Equity Loans (1)	Various	$231,632	$214,676	$16,956
(1)Represents the undrawn portion of a borrowers' home equity line of credit.

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

14. Subsequent Events

The Company announced that on May 5, 2025, its Board of Directors declared second quarter 2025 preferred stock dividends on its Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock in the amount of $0.51563, $0.50 and $0.704864 per share, respectively. The dividends will be paid on June 17, 2025 to holders of record on May 30, 2025.

In April 2025, the Company sold Agency-Eligible Loans for gross proceeds of $37.3 million. These loans were recorded within the "Residential mortgage loans, at fair value" line item on the consolidated balance sheets as of March 31, 2025.

The maturity date for the Company's investments in Loan A, Loan B, and Loan C within the Legacy WMC Commercial Loan portfolio was May 6, 2025, reflecting the final extension option under current agreements. The borrower is in default with respect to the maturity. As a result, the lender on the Company’s financing arrangements on such Legacy WMC Commercial Loans are permitted to request a full repayment of the debt with respect to such assets. A short-term forbearance agreement with

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2025
such Legacy WMC Commercial Loan borrower is being negotiated; however, there can be no assurances that any agreement will be executed. The Company does not currently expect its lender to request a full repayment while the forbearance agreement continues to be negotiated or while the forbearance agreement is in effect.

2025 Equity Incentive Plan

On May 5, 2025, following approval by stockholders at the Company’s annual stockholders meeting, the 2025 Equity Incentive Plan became effective. The maximum number of shares of the Company’s common stock that may be issued under the 2025 Equity Incentive Plan is 800,000 shares of common stock, plus 220,781 shares of common stock (which reflects the number of shares that remained available for issuance under the 2020 Equity Incentive Plan as of May 4, 2025), plus 130,000 shares of common stock that remain subject to outstanding awards under the 2020 Equity Incentive Plan but only to the extent that such shares become forfeited or otherwise lapse. As a result of the adoption of the 2025 Equity Incentive Plan, no additional awards will be granted under the 2020 Equity Incentive Plan (although awards previously made under the 2020 Equity Incentive Plan will remain in effect subject to the terms of the 2020 Equity Incentive Plan and the applicable award agreement).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this quarterly report on Form 10-Q, or this "report," we refer to AG Mortgage Investment Trust, Inc. and its wholly-owned subsidiaries as "we," "us," the "Company," or "our," unless we specifically state otherwise or the context indicates otherwise. We refer to our external manager, AG REIT Management, LLC, as our "Manager," and we refer to the direct parent company of our Manager, Angelo, Gordon & Co., L.P., as "TPG Angelo Gordon."

The following discussion contains forward looking statements and should be read in conjunction with our consolidated financial statements and the accompanying notes to our consolidated financial statements, which are included in Item 1 of this report, as well as the information contained in our Annual Report on Form 10-K for the year ended December 31, 2024, and any subsequent filings.

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
•changes in trade policies and tariffs, together with any future downturns in the global economy or market disruptions resulting therefrom;
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

We caution investors not to rely unduly on any forward-looking statements, which speak only as of the date made, and urge you to carefully consider the risks noted above and identified under the captions "Risk Factors," and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2024 and any subsequent filings. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements that we make, or that are attributable to us, are expressly qualified by this cautionary notice.

First Quarter 2025 Executive Summary

Financial Highlights

•$10.65 Book Value per share;
•$0.21 of Net Income/(Loss) Available to Common Stockholders per diluted common share and $0.20 of Earnings Available for Distribution ("EAD") per diluted common share;
◦Refer to the "Earnings Available for Distribution" section below for further details related to our reconciliation of Net Income/(Loss) Available to Common Stockholders to EAD;
•12.4x GAAP Leverage Ratio and 1.6x Economic Leverage Ratio; and
•$0.20 dividend per common share declared in the first quarter 2025;
◦Increased our quarterly dividend from $0.19 per common share in the fourth quarter 2024, which represented a 5.3% increase.

Investment Activity

•The table below summarizes the fair value of purchases and proceeds from sales of investments during the quarter ended March 31, 2025 (in thousands).

Investment	Purchases	Sales
Agency-Eligible Loans	$366,768	$—
Home Equity Loans	128,240	—
Non-Agency RMBS (1)	25,963	778
Non-Agency Loans	—	11,336
Re- and Non-Performing Loans	—	9,092
Agency RMBS	—	1,894
Total	$520,971	$23,100
(1)During the first quarter 2025, we co-sponsored a rated securitization collateralized by $491.8 million of unpaid principal balance of Home Equity Loans. As the co-sponsor, the Company retained an "eligible vertical interest" to comply with applicable risk retention rules. Upon evaluating our retained interest in the securitization trust, we determined we were not the primary beneficiary and, as a result, did not consolidate the securitization trust and recorded an investment of $26.0 million of Non-Agency RMBS.

•In April 2025, the Company sold Agency-Eligible Loans for gross proceeds of $37.3 million. These loans were recorded within the "Residential mortgage loans, at fair value" line item on the consolidated balance sheets as of March 31, 2025.

Financing Activity

•Executed a rated securitization of Agency-Eligible Loans with a total unpaid principal balance of $423.3 million, converting recourse financing with mark-to-market margin calls to non-recourse financing without mark-to-market margin calls.

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

As of March 31, 2025, our investment portfolio consisted of the following Residential Investments and Agency RMBS:

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
Non-Agency RMBS(2)
•Non-Agency Residential Mortgage-Backed Securities ("RMBS") represent fixed- and floating-rate RMBS issued by entities other than U.S. GSEs or agencies of the U.S. government. Non-Agency RMBS are primarily secured by Non-Agency, Agency-Eligible, and Home Equity Loans.

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

In addition, our investment portfolio includes commercial loans and commercial-mortgage backed securities ("CMBS") (collectively, the "Legacy WMC Commercial Investments") that were acquired in the WMC acquisition. The Legacy WMC commercial loans include first lien commercial mortgage loan participations and are included in the "Commercial loans, at fair value" line item on the consolidated balance sheets. The Legacy WMC CMBS primarily include fixed-rate and floating-rate CMBS, secured by, or evidencing an ownership interest in, a single commercial mortgage loan or a pool of commercial mortgage loans, and are included in the "Real estate securities, at fair value" line item on the consolidated balance sheets. We expect to either hold the Legacy WMC Commercial Investments until maturity or opportunistically exit these investments.

Our sources of income include net interest income from our investment portfolio, changes in the fair value of our investments, and income from our investment in Arc Home. Net interest income consists of the interest income we earn on investments less the interest expense we incur on borrowed funds and any costs or benefits related to hedging. Income from our investment in Arc Home is generated through its mortgage banking activities which represents the origination and subsequent sale of residential mortgage loans and servicing income sourced from its portfolio of mortgage servicing rights.

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

Market Conditions

The financial markets had a strong start to 2025 with stock prices rising and risk assets performing well, but remain sensitive to uncertainty surrounding inflation, fiscal policy, and monetary policy. In 2024, the Federal Reserve reduced the Federal Funds Rate by 100 basis points across three consecutive rate reductions that started in September 2024. At the March 2025 Federal Open Market Committee (“FOMC”) meeting, the Federal Reserve maintained interest rates at 4.5%, following a January pause. The economy showed resilience in the first quarter, with a strong labor market and moderating inflation, although it remained above the 2% target. The March Consumer Price Index reported 2.4% year-over-year inflation, with a slight rise in the unemployment rate to 4.2%. The Federal Reserve continues to maintain a cautious, yet increasingly dovish stance, employing a “wait-and-see” posture to obtain further confirmation from economic data before adjusting rates. The updated Summary of Economic Projections (“SEP”) revised the 2025 growth forecasts downwards, increased inflation and unemployment forecasts, and maintained its projection of two rate cuts totaling 50 basis points in 2025. During the first quarter, the 10-year U.S. Treasury yield dropped by 37 basis points to 4.21%, and the 30-year mortgage rate decreased by 20 basis points to 6.65%. The yield spread between the 2-year and 10-year U.S. Treasuries ended the quarter at a positive 32 basis points, consistent with the previous quarter end. Late in the first quarter and early April 2025, tariff announcements by the U.S. presidential administration caused sharp declines in risk assets and U.S. Treasury prices, pushing the 10-year U.S. Treasury yield up by nearly 50 basis points. A subsequent announcement to delay the tariffs for 90 days provided temporary relief, but economic uncertainty remains extremely elevated, with market participants navigating volatility and assessing the potential ongoing impact of recent events.

RMBS spreads were generally wider during the first quarter alongside broader risk markets and an influx of new issuance in March 2025. Senior Non-QM tranches widened by 25 basis points, while mezzanine and subordinate Non-QM tranches widened by 10 to 25 basis points. Senior prime jumbo spreads were 20 basis points wider while subordinate tranches tightened by 15 basis points as market participants sought out higher all-in yields available lower in the structure. Trends in credit spreads on credit risk transfer ("CRT") assets can serve as a proxy for market participants evaluating credit-related assets given the observability of transactions. CRT tranches were 5 to 35 basis points wider with tranches higher in the structure widening the most. Compared to year-ago levels, residential credit spreads are mostly tighter, except for AAA Non-QM which is roughly 15 basis points wider. Credit curves remain relatively flat as the demand for subordinate tranches of credit continue to be robust, particularly amid higher benchmark rates.

Primary RMBS market activity was notably higher during the first quarter, at $39 billion, an increase of 14% compared to the fourth quarter of 2024 and 32% from year-ago levels. As has often been the case, the Non-QM sector saw the sharpest growth, followed by the Second Lien and Home Equity Lines of Credit sector. The latter has received a lot of press for its growth potential with estimates of $17 trillion tappable home equity, including $2 trillion belonging to conventional mortgage borrowers. Issuance of Prime Jumbo RMBS also increased while CRT issuance was little changed year-over-year. At nearly $14 billion, the Non-QM sector remained the most active sector, followed by Prime Jumbo ($7.9 billion), Second Liens and Home Equity Lines of Credit ($5 billion) and CRT ($2.7 billion). Primary agency-eligible investor RMBS issuance was approximately $2.1 billion in the first quarter. This quarter was the most active first quarter since 2022 when almost $55 billion of RMBS was issued, $13 billion of which was Non-QM.

The S&P CoreLogic Case-Shiller U.S. National Home Price Index was 3.9% higher year-over-year in February 2025, the latest data available, but has been little changed since establishing a new peak in July 2024. Regional price variations continued to exist, and on an annual basis, regions in the Northeast and Midwest continued to lead gains. New York City area home prices grew almost 8% from February 2024 to February 2025, with Chicago, Cleveland and Boston following with increases ranging from 6 to 7%. On the other hand, regions in California appreciated by a softer 3 to 4%, Dallas increased by only 0.9% and Tampa home prices declined by 1.5% over the same period. Home price growth and available for-sale inventory have had a relatively strong inverse relationship as regions with inventory growth since baseline 2019 have had weaker home price gains, and vice versa. The average of the 2025 home price appreciation forecasts is approximately 1.5% to 2%, with a range of -2% to +3.4%.

Prevailing mortgage rates held steady in January and most of February, hovering around high-6% to 7%, before declining to end the quarter at 6.65%, according to the Freddie Mac Primary Mortgage Market Survey. Amid market volatility following the April 2nd “Liberation Day” tariff announcements, mortgage rate locks fell to as low as 6.5% before reapproaching 7%, based on third party data. The effective mortgage rate outstanding continued to steadily inch higher, reaching 4.03% during the fourth quarter of 2024, the latest data available. This rate, which measures the rate on outstanding mortgage debt, is approximately 70 basis points higher than the low established at the end of the second quarter of 2022 but still remains well below prevailing rates, underscoring the stickiness of the “lock-in effect,” or disincentive for existing homeowners to sell their homes because their current mortgage rate is well below current market rates.

Total existing home inventory was around 1.33 million units in March 2025, the latest data available, and the most available inventory at this point of the year since March 2020. The growth in inventory is positive for homebuyers, however when evaluating new listings, which are a timelier barometer of activity, inventory is slightly better year-over-year but remains 15% below average year-to-date listings in February from 2015 to 2022. This reduced level of activity follows an annual shortage of over 1 million new listings in each of 2023 and 2024 compared to annual activity in 2015 to 2019 as well as pandemic-affected 2020 to 2022, underscoring the limited supply theme.

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
•"Real estate securities" refers to our Non-Agency RMBS and Agency RMBS, inclusive of TBAs, as well as Legacy WMC CMBS that were acquired in the WMC acquisition.
•Our "Legacy WMC Commercial Investments" refer to the commercial loans and CMBS that we acquired in the WMC acquisition. We expect to either hold the Legacy WMC Commercial Investments until maturity or opportunistically exit these investments.
•Our "GAAP Residential Investments" refer to our Residential Investments excluding investments held within affiliated entities.
•Our "GAAP Investment portfolio" includes our GAAP Residential Investments, Agency RMBS, and Legacy WMC Commercial Investments.

For a reconciliation of our Investment portfolio to our GAAP Investment portfolio, see the Investment Portfolio section below.

Book value per share

The below table details book value per common share (in thousands, except per share data). Per share amounts for book value are calculated using all outstanding common shares in accordance with GAAP as of quarter-end.

	March 31, 2025	December 31, 2024
Stockholders’ Equity	$543,870	$543,423
Less: Liquidation preference of preferred stock	(227,991)	(227,991)
Book Value	315,879	315,432
Common shares outstanding	29,659	29,640
Book value per common share	$10.65	$10.64

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

Three Months Ended March 31, 2025 compared to the Three Months Ended March 31, 2024

The table below presents certain information from our consolidated statements of operations for the three months ended March 31, 2025 and 2024 (in thousands).

	Three Months Ended
	March 31, 2025	March 31, 2024	Change
Statement of Operations Data:
Net Interest Income
Interest income	$109,130	$95,572	$13,558
Interest expense	90,281	78,393	11,888
Total Net Interest Income	18,849	17,179	1,670

Other Income/(Loss)
Net interest component of interest rate swaps	737	1,900	(1,163)
Net realized gain/(loss)	10	(1,103)	1,113
Net unrealized gain/(loss)	802	10,014	(9,212)
Total Other Income/(Loss)	1,549	10,811	(9,262)

Expenses
Management fee to affiliate	2,327	1,741	586
Non-investment related expenses	3,308	3,114	194
Investment related expenses	3,410	3,283	127
Transaction related expenses	1,061	999	62
Total Expenses	10,106	9,137	969

Income/(loss) before equity in earnings/(loss) from affiliates	10,292	18,853	(8,561)

Equity in earnings/(loss) from affiliates	1,185	2,037	(852)
Net Income/(Loss)	11,477	20,890	(9,413)

Dividends on preferred stock	(5,304)	(4,586)	(718)

Net Income/(Loss) Available to Common Stockholders	$6,173	$16,304	$(10,131)

Interest income

Interest income is calculated using the effective interest method for our GAAP investment portfolio.

Interest income increased from the three months ended March 31, 2024 to the three months ended March 31, 2025 primarily as a result of purchases of residential mortgage loans and non-agency RMBS during the period and an increase in the weighted average yield of our investment portfolio. The following table presents a summary of the weighted average amortized cost of and the weighted average yield on our GAAP investment portfolio ($ in millions).

	Three Months Ended
	March 31, 2025	March 31, 2024	Change
Weighted average amortized cost of our GAAP investment portfolio	$7,197	$6,457	$740
Weighted average yield on our GAAP investment portfolio	6.07%	5.92%	0.15%

Interest expense

Interest expense is inclusive of our financing cost related to our financing arrangements on our GAAP investment portfolio, securitized debt, Senior Unsecured Notes, and, for 2024, Legacy WMC Convertible Notes.

Interest expense increased from the three months ended March 31, 2024 to the three months ended March 31, 2025 due to an increase in the GAAP financing balance outstanding resulting from the issuance of securitized debt and Senior Unsecured Notes during the period, offset by the repayment of the Legacy WMC Convertible Notes upon maturity in September 2024. Additionally, there was an increase in the weighted average financing rate. The following table presents a summary of the weighted average financing balance and the weighted average financing rate on our GAAP investment portfolio ($ in millions).

	Three Months Ended
	March 31, 2025	March 31, 2024	Change
Weighted average GAAP financing balance	$6,749	$6,022	$727
Weighted average financing rate on our GAAP investment portfolio	5.35%	5.21%	0.14%

Net interest component of interest rate swaps

Net interest component of interest rate swaps represents the net interest income received or expense paid on our interest rate swaps.

We recorded income on the net interest component of interest rate swaps during the three months ended March 31, 2025 and 2024 as a result of our swap portfolio being in a net receive position during the periods. The decrease in income from the three months ended March 31, 2024 to the three months ended March 31, 2025 was the result of a decrease in the notional balance outstanding during the period and a decrease in the weighted average receive rate. The following table presents a summary of our interest rate swap portfolio as of March 31, 2025 and 2024 ($ in millions).

	March 31, 2025	March 31, 2024	Change
Interest rate swap notional value	$333	$454	$(121)
Weighted average receive-variable rate	4.41%	5.34%	(0.93)%
Weighted average pay-fix rate	3.52%	3.74%	(0.22)%
Net weighted average (pay)/receive rate	0.89%	1.60%	(0.71)%

Net realized gain/(loss)

The following table presents a summary of Net realized gain/(loss) for the three months ended March 31, 2025 and 2024 (in thousands). During the three months ended March 31, 2025, there were gains on unwinding pay-fix, receive-variable interest rate swaps which were held at unrealized gains, offset by losses on the sales of residential mortgage loans.

	Three Months Ended
	March 31, 2025	March 31, 2024
Sales of residential mortgage loans and loans transferred to or sold from Other assets	$(1,010)	$48
Sales of real estate securities	278	848
Settlement of derivatives and other instruments	742	(1,999)
Total Net realized gain/(loss)	$10	$(1,103)

Net unrealized gain/(loss)

The following table presents a summary of Net unrealized gain/(loss) for the three months ended March 31, 2025 and 2024 (in thousands). During the three months ended March 31, 2025, there were unrealized gains on our residential mortgage loans and Non-Agency RMBS which were offset by unrealized losses on securitized debt, commercial loans, and interest rate swaps.

	Three Months Ended
	March 31, 2025	March 31, 2024
Residential mortgage loans	$107,757	$23,079
Commercial loans	(1,771)	111
Real estate securities	1,242	(116)
Securitized debt	(100,022)	(22,429)
Derivatives	(6,404)	9,369
Total Net unrealized gain/(loss)	$802	$10,014

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

	Three Months Ended
	March 31, 2025	March 31, 2024
Affiliate reimbursement (1)	$1,839	$1,664
Professional fees	456	547
D&O insurance	255	334
Directors' fees and equity based compensation	336	318
Tax expense (2)	117	25
Other	305	226
Total Non-investment related expenses	$3,308	$3,114
(1)For the three months ended March 31, 2024, the Manager agreed to waive its right to receive expense reimbursements of $0.3 million pursuant to the MITT Management Agreement Amendment executed in connection with the WMC acquisition.
(2)Estimated excise tax expense of $0.1 million was recognized during the three months ended March 31, 2025. We did not recognize any excise tax during the three months ended March 31, 2024.

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

	Three Months Ended
	March 31, 2025	March 31, 2024
Affiliate reimbursement	$200	$114
Servicing fees	1,940	1,871
Residential mortgage loan asset management fees	581	615
Trustee and bank fees	584	516
Other	105	167
Total Investment related expenses	$3,410	$3,283

Transaction related expenses

Transaction related expenses primarily include expenses associated with purchasing and securitizing residential mortgage loans. Transaction related expenses were relatively consistent from the three months ended March 31, 2024 to the three months ended March 31, 2025 as we executed one securitization in each period.

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

	Three Months Ended
	March 31, 2025	March 31, 2024
MATT Non-QM Securities (1)	$(71)	$2,205
Re/Non-Performing Securities	(120)	105
AG Arc (2)	1,376	(273)
Equity in earnings/(loss) from affiliates	$1,185	$2,037
(1)For the three months ended March 31, 2025, the earnings/(loss) generated from our investment in MATT Non-QM Securities consisted of interest income of $0.6 million and net unrealized losses of $(0.7) million. For the three months ended March 31, 2024, the earnings/(loss) generated from our investment in MATT Non-QM Securities consisted of interest income of $0.8 million, net unrealized gains of $1.5 million, and other expenses of $(0.1) million.
(2)Refer to the table below for additional detail on the earnings/(loss) generated from our investment in AG Arc.

The below table further disaggregates our "Equity in earnings/(loss) from affiliates" line item on our consolidated statements of operations (in thousands).

	Three Months Ended
	March 31, 2025	March 31, 2024
Net Interest Income
Interest income	$684	$1,081
Interest expense	3	72
Total Net Interest Income	681	1,009

Other Income/(Loss)
Net unrealized gain/(loss)	(831)	1,370

AG Arc Earnings/(Loss)
After-tax earnings/(loss) at AG Arc (1)	61	(116)
Elimination of gains on loans sold to MITT (2)	(88)	(201)
Net unrealized gain/(loss) on investment in AG Arc (3)	1,403	44
Total AG Arc Earnings/(Loss)	1,376	(273)

Expenses
Other operating expenses	41	69

Equity in earnings/(loss) from affiliates	$1,185	$2,037
(1)The earnings/(loss) at AG Arc during the three months ended March 31, 2025 were the result of $0.2 million of income related to Arc Home's lending and servicing operations, offset by $(0.1) million of losses related to changes in the fair value of the MSR portfolio held by Arc Home. The earnings/(loss) at AG Arc during the three months ended March 31, 2024 were primarily the result of $(0.2) million of losses related to Arc Home's lending and servicing operations, offset by $0.1 million related to changes in the fair value of the MSR portfolio held by Arc Home.
(2)The earnings recognized by AG Arc do not include our portion of gains recorded by Arc Home in connection with the sale of residential mortgage loans to us. Refer to Note 10 to the "Notes to Consolidated Financial Statements (unaudited)" for more information on this accounting policy.
(3)As of March 31, 2025, the fair value of our investment in Arc Home was calculated using a valuation multiple of 1.00x of book value, which increased from 0.95x of book value as of December 31, 2024. As of March 31, 2024, the fair value of our investment in Arc Home was calculated using a valuation multiple of 0.89x of book value, which was consistent with the valuation multiple as of December 31, 2023.

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

A reconciliation of "Net Income/(loss) available to common stockholders" to EAD for three months ended March 31, 2025 and 2024 is set forth below (in thousands, except per share data).

	Three Months Ended
	March 31, 2025	March 31, 2024
Net Income/(loss) available to common stockholders	$6,173	$16,304
Add (Deduct):
Net realized (gain)/loss	(10)	1,103
Net unrealized (gain)/loss	(802)	(10,014)
Transaction related expenses and deal related performance fees (1)	1,144	1,023
Equity in (earnings)/loss from affiliates	(1,185)	(2,037)
EAD from equity method investments (2)(3)(4)	662	(254)
Earnings available for distribution	$5,982	$6,125

Earnings available for distribution, per Diluted Share	$0.20	$0.21
(1)For the three months ended March 31, 2025 and 2024, total transaction related expenses and deal related performance fees included $1.1 million and $1.0 million, respectively, recorded within the "Transaction related expenses" line item and $83 thousand and $24 thousand, respectively, recorded within the "Interest expense" line item, which relates to the amortization of deferred financing costs.
(2)For the three months ended March 31, 2025 and 2024, $(49.0) thousand or $0.00 per share and $0.9 million or $0.03 per share, respectively, of realized and unrealized changes in the fair value of Arc Home's mortgage servicing rights, transaction related expenses, and other asset impairments were excluded from EAD, net of deferred tax expense or benefit.
(3)For the three months ended March 31, 2025 and 2024, $1.4 million or $0.05 per share and $44 thousand or $0.00 per share, respectively, of unrealized changes in the fair value of our investment in Arc Home were excluded from EAD.
(4)EAD recognized by AG Arc does not include our portion of gains recorded by Arc Home in connection with the sale of residential mortgage loans to us. For the three months ended March 31, 2025 and 2024, we eliminated $88.0 thousand or $0.00 per share and $0.2 million or $0.01 per share, respectively, of intra-entity profits recognized by Arc Home, and also decreased the cost basis of the underlying loans we purchased by the same amount. Refer to Note 10 to the "Notes to Consolidated Financial Statements (unaudited)" for more information on this accounting policy.

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

GAAP net interest margin and non-GAAP net interest margin, a non-GAAP financial measure, are calculated by subtracting the weighted average cost of funds from the weighted average yield for our GAAP investment portfolio and our investment portfolio, respectively. The weighted average yield represents an effective interest rate on our cost basis, which utilizes all estimates of future cash flows and adjusts for actual prepayment and cash flow activity as of quarter-end. The calculation of weighted average yield is weighted on amortized cost at quarter-end. The weighted average cost of funds is the sum of the weighted average funding costs on total financing arrangements outstanding at quarter-end, including all non-recourse financing arrangements, and our weighted average hedging cost or benefit, which is the weighted average of the net pay or receive rates on our interest rate swaps. GAAP and non-GAAP cost of funds are weighted by the outstanding financing arrangements on our GAAP investment portfolio and our investment portfolio, respectively, and the amortized cost of securitized debt and senior unsecured notes at quarter-end.

Our leverage ratio is determined by our portfolio mix as well as many additional factors, including the liquidity of our portfolio, the availability and price of our financing, the available capacity to finance our assets, and anticipated regulatory developments. See the "Financing activities" section below for more detail on our leverage ratio.

Investment portfolio

The following table presents a summary of our Investment Portfolio, inclusive of net interest margin and leverage ratios, as of March 31, 2025 and a reconciliation of these metrics on our Investment Portfolio to their respective metrics on our GAAP Investment Portfolio ($ in thousands).

	Investment			Securitized Debt			Cost of Funds (c)	Allocated Equity (d)	Net Interest Margin
Instrument	Amortized Cost	Fair Value	Yield (a)(b)	Amortized Cost	Fair Value	Financing Arrangements				Leverage Ratio (e)
Residential Investments
Securitized Non-Agency Loans	$6,643,329	$6,399,066	5.68%	$5,909,633	$5,736,457	$393,359	5.24%	$269,250	0.44%	1.3x
Securitized Re/Non-Performing Loans	158,359	143,177	6.03%	107,115	100,234	27,433	4.02%	15,510	2.01%	1.8x
Agency-Eligible Loans	38,919	38,935	6.58%	—	—	36,368	6.17%	2,567	0.41%	14.2x
Home Equity Loans	221,102	228,046	9.25%	—	—	186,629	6.33%	41,417	2.92%	4.5x
Non-Agency Loans	574	572	3.54%	—	—	—	—%	572	3.54%	N/A
Residential Whole Loans	791	1,685	115.68%	—	—	—	—%	1,685	115.68%	N/A
Non-Agency RMBS	161,794	165,669	9.70%	—	—	99,534	4.94%	66,135	4.76%	1.5x
Total Residential Investments	7,224,868	6,977,150	5.90%	6,016,748	5,836,691	743,323	5.25%	397,136	0.65%	1.7x

Agency RMBS	18,299	18,020	9.85%	—	—	736	4.94%	17,284	4.91%	0.0x

Legacy WMC Commercial Investments (f)
Commercial Loans	66,912	65,504	9.80%	—	—	41,936	7.72%	23,568	2.08%	1.8x
CMBS (g)	60,086	54,291	17.15%	—	—	20,559	6.10%	33,732	11.05%	0.6x
Total Legacy WMC Commercial Investments	126,998	119,795	13.28%	—	—	62,495	7.19%	57,300	6.09%	1.1x

Total Investment Portfolio	$7,370,165	$7,114,965	6.04%	$6,016,748	$5,836,691	$806,554	5.26%	$471,720	0.78%	1.6x
Cash and Cash Equivalents (h)								115,549	4.23%
Interest Rate Swaps (i)								7,979	0.89%
Arc Home								32,242
Senior Unsecured Notes								(95,898)	10.61%
Non-Interest Earning Assets, net								12,278
Total Stockholders' Equity								$543,870		1.6x

	Investment			Securitized Debt			Cost of Funds (c)	Allocated Equity (d)	Net Interest Margin
	Amortized Cost	Fair Value	Yield (a)(b)	Amortized Cost	Fair Value	Financing Arrangements				Leverage Ratio (e)
Total Investment Portfolio	$7,370,165	$7,114,965	6.04%	$6,016,748	$5,836,691	$806,554	5.26%	$471,720	0.78%	1.6x
Investments in Debt and Equity of Affiliates	9,889	13,079	25.94%	—	—	—	—%	13,079	25.94%	N/A
GAAP Investment Portfolio	$7,360,276	$7,101,886	6.01%	$6,016,748	$5,836,691	$806,554	5.26%	$458,641	0.75%	12.4x
(a)Excludes any net TBA positions.
(b)The weighted average yields are calculated based on the amortized cost of the underlying loans and securities.
(c)The cost of funds related to the financing on our investment portfolio inclusive of the benefit of 0.04% from our interest rate hedges was 5.26%. When including our Senior Unsecured Notes, the total cost of funds was 5.34%.
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
(g)There are Legacy WMC CMBS with an unpaid principal balance of $23.5 million and a fair value of $6.5 million which are on non-accrual or cost recovery status.
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

Securitized Non-Agency Loans

As noted above, our investment activities primarily include acquiring and securitizing newly-originated residential mortgage loans. These securitization trusts ("Non-Agency VIEs"), as defined in Note 2 to the “Notes to Consolidated Financial Statements (unaudited)” of the consolidated financial statements, are collateralized by Non-Agency and Agency-Eligible Loans.

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

The following table summarizes our Securitized residential mortgage loans and Securitized debt, as well as the economic interest on retained Certificates related to our Non-Agency VIEs as of March 31, 2025 (in thousands).

	Unpaid Principal Balance	Fair Value
Securitized residential mortgage loans in Non-Agency VIEs	$6,630,833	$6,399,066
Securitized debt in Non-Agency VIEs (1)	6,013,277	5,736,457
Other assets (2)	N/A	3,688
Retained Certificates from Non-Agency VIEs (3)(4)(5)(6)		$666,297

Retained interests in Non-Agency VIEs	Current Face	Fair Value
Senior Bonds	$88,162	$89,578
Mezzanine Bonds	23,348	22,113
Subordinate Bonds	508,822	377,488
Interest Only / Excess Servicing Bonds (1)(7)	N/A	177,118
Retained Certificates from Non-Agency VIEs (3)(4)(5)(6)		$666,297
Financing arrangements on retained Certificates from Non-Agency VIEs		393,359
Retained Certificates from Non-Agency VIEs, net of financing arrangements		$272,938
(1)Interest Only securities have no principal balances and bear interest based on a notional value. The notional value is used solely to determine interest distributions on the interest only classes of securities. The Securitized debt in Non-Agency VIEs and Interest Only/Excess Servicing Bonds line items include interest only classes with a notional value of $1.8 billion and $12.1 billion, respectively.
(2)Represents the fair value of real estate owned within Non-Agency VIEs. We record real estate owned at the lower of cost or fair value less estimated costs to sell. We recorded real estate owned within our Non-Agency VIEs at $3.7 million.
(3)Maximum loss exposure from our involvement with VIEs pertains to the fair value of the Certificates retained from the VIEs. We have no obligation to provide any other explicit or implicit support to the securitization trusts.
(4)Our equity at risk included bonds with a fair value of $456.1 million held in order to comply with Risk Retention Rules. We are generally required to hold the Required Credit Risk until the later of (i) the fifth anniversary of the securitization closing date and (ii) the date on which the aggregate unpaid principal balance of the mortgage loans has been reduced to 25% of the aggregate unpaid principal balance of the mortgage loans as of the securitization closing date, but no longer than the seventh anniversary of the closing date.
(5)A portion of our equity at risk included bonds exposed to the first loss of the securitization with a fair value of $108.6 million.
(6)Excludes net other asset/(liabilities) held within the VIEs of $7.6 million.
(7)As the sponsor and depositor of each securitization, we may purchase all of the outstanding Certificates (an "Optional Redemption") following the earlier of (1) an applicable anniversary date (typically two or three years) of the respective securitization or (2) the date at which the unpaid principal balance of the applicable collateral has declined below a certain percentage (typically 10% to 30%) of the principal balance originally contributed to the securitization. As of March 31, 2025, there were seven securitizations with an unpaid principal balance of $1.4 billion that met the criteria for an Optional Redemption.

Securitized residential mortgage loans and Residential mortgage loans

The following table presents information regarding collateral characteristics of our residential mortgage loans as of March 31, 2025 ($ in thousands).

	Unpaid Principal Balance			Weighted Average (1)(2)
		Fair Value	Loan Count (1)	Original LTV Ratio (3)	Current FICO (4)	Coupon	Life (Years) (5)
Securitized residential mortgage loans
Non-Agency Loans	$6,630,833	$6,399,066	16,811	69.86%	764	5.67%	7.94
Re- and Non-Performing Loans	168,319	143,177	1,142	80.37%	666	4.30%	5.54
Total Securitized residential mortgage loans	$6,799,152	$6,542,243	17,953	70.12%	762	5.64%	7.88
Residential mortgage loans
Agency-Eligible Loans	$38,463	$38,935	93	74.33%	774	7.05%	4.46
Home Equity Loans	214,676	228,046	2,654	62.89%	750	10.25%	3.91
Non-Agency Loans	557	572	2	65.59%	695	6.77%	3.04
Re- and Non-Performing Loans (1)	1,805	1,685	N/A	N/A	N/A	N/A	1.28
Total Residential mortgage loans	$255,501	$269,238	2,749	64.63%	753	9.76%	3.98
Total as of March 31, 2025	$7,054,653	$6,811,481	20,702	69.92%	762	5.78%	7.74
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

Non-Agency RMBS and Legacy WMC CMBS

The following table presents the fair value, coupon, and weighted average life of our Non-Agency RMBS and Legacy WMC CMBS portfolios as of March 31, 2025 ($ in thousands).

			Weighted Average
Instrument	Current Face	Fair Value	Coupon (1)	Life (Years) (2)
Non-Agency RMBS by collateral type:
Non-QM Loans (3)	$54,013	$58,876	1.66%	3.24
Agency-Eligible Loans (3)	49,889	49,545	3.47%	6.71
Home Equity Loans (3)	40,083	52,025	5.89%	5.42
Prime Jumbo Loans (3)	6,437	4,506	0.99%	7.73
Re- and Non-Performing Loans (3)	N/A	717	—%	2.66
Total Non-Agency RMBS	$150,422	$165,669	2.48%	4.55

Legacy WMC CMBS
Single-Asset/Single-Borrower - Fixed Rate	$51,400	$22,677	6.02%	1.96
Single-Asset/Single-Borrower - Floating Rate	34,421	19,827	10.94%	0.68
Conduit - Fixed Rate	15,044	11,787	4.19%	2.55
Legacy WMC CMBS (4)	$100,865	$54,291	7.43%	1.61

Total Non-Agency RMBS and Legacy WMC CMBS	$251,287	$219,960	3.48%	4.20
Less: Investments in Debt and Equity of Affiliates	$4,497	$13,079	0.73%	2.69
Total GAAP Non-Agency RMBS and Legacy WMC CMBS	$246,790	$206,881	4.48%	4.87
(1)Equity residual investments with a zero coupon rate are excluded from this calculation.
(2)Weighted average life is based on projected life. Typically, actual maturities are shorter than stated contractual maturities.
(3)Interest Only securities have no principal balances and bear interest based on a notional value. The notional value is used solely to determine interest distributions on the interest only classes of securities. The notional value of interest only classes included in the Non-QM Loans, Agency-Eligible Loans, Home Equity Loans, Prime Jumbo Loans, and Re- and Non-Performing Loans line items was $336.1 million, $48.7 million, $181.4 million, $27.4 million, and $0.8 million, respectively.
(4)There are Legacy WMC CMBS with an unpaid principal balance of $23.5 million and a fair value of $6.5 million which are on non-accrual or cost recovery status.

The following table presents the fair value of our Non-Agency RMBS and Legacy WMC CMBS by credit rating as of March 31, 2025 (in thousands).

Credit Rating (1)	Non-Agency RMBS	Legacy WMC CMBS
AAA	$50,533	$—
AA	6,774	—
A	6,108	—
BBB	24,865	—
BB	17,993	5,308
B	11,734	1,144
Below B	—	33,056
Not Rated	47,662	14,783
Total Non-Agency RMBS and Legacy WMC CMBS	$165,669	$54,291
Less: Investments in Debt and Equity of Affiliates	$13,079	$—
Total GAAP Non-Agency RMBS and Legacy WMC CMBS	$152,590	$54,291
(1)Represents the minimum rating for rated assets of S&P, Moody's, Morningstar, and Fitch credit ratings, stated in terms of the S&P equivalent.

The following table presents the geographic concentration of the underlying collateral for our Non-Agency RMBS and Legacy WMC CMBS portfolios as of March 31, 2025 ($ in thousands).

Non-Agency RMBS			Legacy WMC CMBS
Geographic Location	Concentration	Fair Value	Geographic Location	Concentration	Fair Value
California	31.6%	$52,301	California	35.7%	$19,389
Florida	9.0%	14,955	Bahamas	27.1%	14,725
New York	8.8%	14,613	Minnesota	11.1%	6,003
Texas	4.6%	7,575	Texas	5.8%	3,157
New Jersey	3.5%	5,811	New York	3.3%	1,801
Other	42.5%	70,414	Other	17.0%	9,216
Total	100.0%	$165,669	Total	100.0%	$54,291

Agency RMBS

Although our investment activities primarily include acquiring and securitizing newly-originated residential mortgage loans, from time to time we invest excess liquidity into Agency RMBS. The following table presents the fair value, constant prepayment rate (“CPR”), coupon, and weighted average life experienced on our Agency RMBS portfolio as of March 31, 2025 ($ in thousands).

		Weighted Average
	Fair Value	CPR (1)	Coupon	Life (Years) (2)
Agency RMBS Interest Only	$18,020	6.7%	4.25%	6.14
(1)Represents the weighted average monthly CPRs published during the period for our in-place portfolio.
(2)Weighted average life is based on projected life. Typically, actual maturities are shorter than stated contractual maturities. .

Financing activities

Financing Arrangements

We use leverage to finance the purchase of our investment portfolio. Our leverage has primarily been in the form of repurchase agreements and similar financing arrangements (which we refer to collectively as financing arrangements).

Repurchase agreements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a "haircut." The size of the haircut reflects the perceived risk associated with the pledged asset. Haircuts may change as our financing arrangements mature or roll and are sensitive to governmental regulations. Interest rates for our financing arrangements are determined based on prevailing rates (typically a spread over a base rate) corresponding to the terms of the borrowings, and interest is paid on a monthly basis or, for shorter term arrangements, at the end of the term. Repurchase agreements typically have a term of up to one year for loans and a term of 30 to 90 days for securities. Repurchase agreements are generally mark-to-market with respect to margin calls and recourse to us. We had outstanding financing arrangements with six counterparties as of March 31, 2025.

Our financing arrangements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each financing arrangement, typical supplemental terms include requirements of minimum equity and liquidity, leverage ratios, and performance triggers. In addition, some of the financing arrangements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that we fail to comply with the covenants contained in these financing arrangements or are otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the associated agreement. As of March 31, 2025, we are in compliance with all of our financial covenants.

Securitized Debt

We also utilize securitized debt to finance our loan portfolio. As explained in the “Investment Activities” section above, our investment strategy focuses on acquiring and securitizing newly originated residential mortgage loans. In each securitization transaction, we transfer a pool of loans to a wholly owned subsidiary, which then deposits the loans into a newly formed securitization trust. This trust issues Certificates, and we typically sell the senior classes of these Certificates to unrelated third parties. We record “Securitized debt" on our consolidated balance sheet in accordance with U.S. GAAP. when we determine that we are the primary beneficiary of the securitization transaction. The proceeds from securitization transactions are used to repay the financing arrangements initially employed to acquire newly originated residential mortgage loans, replacing recourse financing with mark-to-market margin calls with securitized debt. Securitized debt is generally long-term in nature, non-recourse to us and is not subject to mark-to-market margin calls. Additionally, securitized debt is generally the holders of the securitized debt have no recourse to the general credit of the Company and we have no obligation to provide any other explicit or implicit support to the securitization trusts.

Senior Unsecured Notes

During 2024, we issued senior unsecured notes which consist of $34.5 million principal amount 9.500% Senior Notes due February 2029 and $65.0 million principal amount 9.500% Senior Notes due May 2029. See Note 6 to the "Notes to Consolidated Financial Statements (unaudited)" for additional information on the Senior Unsecured Notes.

Recourse and non-recourse financing

The below table provides detail on the breakout between recourse and non-recourse financing as of March 31, 2025 (in thousands).

Carrying Value
Recourse financing - Financing arrangements	$759,854
Recourse financing - Senior unsecured notes	95,898
Total Recourse financing	$855,752

Non-recourse financing - Securitized debt, at fair value	5,836,691
Non-recourse financing - Financing arrangements	46,700
Total Non-recourse financing	$5,883,391

Total Financing	$6,739,143

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

We define GAAP leverage as the sum of (1) Securitized debt, at fair value, (2) Financing arrangements, net of any restricted cash posted on such financing arrangements, (3) Senior Unsecured Notes, and (4) the amount payable on purchases that have not yet settled less the financing remaining on sales that have not yet settled. We define Economic Leverage, a non-GAAP metric, as the sum of our GAAP leverage, exclusive of any fully non-recourse financing arrangements, and our net TBA position (at cost), if any. Our leverage does not include any financing utilized through AG Arc.

The calculations in the table below divide GAAP Leverage and Economic Leverage by our GAAP stockholders’ equity to derive our leverage ratios. The following table presents a reconciliation of our Economic Leverage ratio to GAAP Leverage ($ in thousands).

March 31, 2025	Leverage	Stockholders’ Equity	Leverage Ratio
Securitized debt, at fair value	$5,836,691
Financing arrangements	806,554
Senior Unsecured Notes	95,898
Restricted cash posted on financing arrangements	(5,073)
GAAP Leverage	$6,734,070	$543,870	12.4x
Non-recourse financing arrangements (1)	(5,883,391)
Economic Leverage	$850,679	$543,870	1.6x
(1) Non-recourse financing arrangements include securitized debt, at fair value and $46.7 million of other non-recourse financing arrangements.

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

As described above, our distribution requirements are based on taxable income rather than GAAP net income. Differences between taxable income and GAAP net income include (i) unrealized gains and losses associated with investment and derivative portfolios which are marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized or settled, (ii) temporary differences related to amortization of premiums and discounts paid on investments, (iii) the timing and amount of deductions related to stock-based compensation, (iv) temporary differences related to the recognition of realized gains and losses on sold investments and certain terminated derivatives, (v) taxes, and (vi) differences between GAAP income or losses in our TRSs and taxable income resulting from dividend distributions to the REIT from our TRSs. Undistributed taxable income is based on current estimates and is not finalized until we file our annual tax return for that tax year, typically in October of the following year. As of December 31, 2024, we had estimated undistributed taxable income of approximately $0.38 per common share.

During the three months ended March 31, 2025, the Company declared common stock dividends of $0.20 per share. During the same period, the Company declared and paid preferred stock dividends on its Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock of $0.51563, $0.50, and $0.693062, respectively.

Liquidity and capital resources

Our liquidity determines our ability to meet our cash obligations, including distributions to our stockholders, payment of our expenses, financing our investments and satisfying other general business needs.

Our principal sources of cash consist of borrowings under securitized debt and financing arrangements, principal and interest payments we receive on our investment portfolio, cash generated from our operating results, proceeds from the sale of investments, and proceeds from capital market transactions. We typically use cash to repay principal and interest on our securitized debt, financing arrangements and senior unsecured notes, to purchase loans, real estate securities, and other real estate related assets, to make dividend payments on our capital stock, to repurchase our capital stock, and to fund our operations. We may also generate liquidity when restricted cash that was pledged as collateral for clearing and executing trades, derivatives, and financing arrangements becomes unrestricted when the related collateral requirements are exceeded or at the maturity of the derivative or financing arrangement. Refer to "—Margin requirements" below discussing instances where we may use liquidity to meet margin requirements. At March 31, 2025, we had $132.5 million of liquidity, which consisted of $115.5 million of cash and cash equivalents and $17.0 million of unencumbered Agency RMBS available to support our liquidity needs. Refer to the "Contractual obligations" section of this Item 2 for additional obligations that could impact our liquidity.

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

Cash flows

The below details changes to our cash, cash equivalents, and restricted cash for the three months ended March 31, 2025 and 2024 (in thousands).

	Three Months Ended
	March 31, 2025	March 31, 2024	Change
Cash and cash equivalents and restricted cash, Beginning of Period	$138,568	$125,573	$12,995

Net cash provided by (used in) operating activities (1)	11,997	11,972	25
Net cash provided by (used in) investing activities (2)	(314,725)	(248,231)	(66,494)
Net cash provided by (used in) financing activities (3)	293,377	227,320	66,057

Net change in cash and cash equivalents and restricted cash	(9,351)	(8,939)	(412)
Cash and cash equivalents and restricted cash, End of Period	$129,217	$116,634	$12,583
(1)Cash provided by operating activities is primarily attributable to net interest income less operating expenses for the three months ended March 31, 2025.
(2)Cash used in investing activities for the three months ended March 31, 2025 was primarily attributable to purchases of residential mortgage loans and real estate securities, offset by principal repayments on residential mortgage loans and proceeds from the sale of certain investments.
(3)Cash provided by financing activities for the three months ended March 31, 2025 was primarily attributable to proceeds from the issuance of securitized debt and net borrowings under financing arrangements, offset by principal repayments on securitized debt and dividend payments.

Stock repurchase programs

On August 3, 2022, our Board of Directors authorized a stock repurchase program (the "2022 Repurchase Program") to repurchase up to $15.0 million of our outstanding common stock. The 2022 Repurchase Program does not have an expiration date and permits us to repurchase our shares through various methods, including open market repurchases, privately negotiated block transactions and Rule 10b5-1 plans. We may repurchase shares of our common stock from time to time in compliance with SEC regulations and other legal requirements. The extent to which we repurchase our shares, and the timing, manner, price, and amount of any such repurchases, will depend upon a variety of factors including market conditions and other corporate considerations as determined by management, as well as the limits of the 2022 Repurchase Program and our liquidity and business strategy. The 2022 Repurchase Program does not obligate us to acquire any particular amount of shares and may be modified or discontinued at any time. As of the date of this filing, approximately $1.5 million of common stock remained authorized for future share repurchases under the 2022 Repurchase Program. There were no shares repurchased during the three months ended March 31, 2025 and 2024.

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

Equity distribution agreements

On November 6, 2024, we entered into separate equity distribution agreements (the "2024 Equity Distribution Agreements") with each of BTIG, LLC, JonesTrading Institutional Services LLC, Keefe, Bruyette & Woods, Inc. and Piper Sandler & Co. (collectively, the "2024 Sales Agents"), pursuant to which we may sell up to $75.0 million aggregate offering price of shares of our common stock from time to time through an "at-the-market" equity offering program under which the 2024 Sales Agents will act as sales agent. Prior to entering into the 2024 Equity Distribution Agreements, we terminated the equity distribution agreements related to our prior at-the-market program (the "Equity Distribution Agreements"). At the time of such termination, $51.7 million remained unsold under the prior program. We did not issue any shares of common stock under any of our equity distribution agreements then in effect during the three months ended March 31, 2025 and 2024.

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

In connection with the closing of the with the WMC acquisition, the MITT Management Agreement Amendment became effective, pursuant to which (i) our Manager’s base management fee was reduced by $0.6 million for the first four quarters following the Effective Time, beginning with the fiscal quarter in which the Effective Time occurred (i.e., resulting in an aggregate $2.4 million waiver of base management fees), and (ii) our Manager waived its right to seek reimbursement from us for any expenses otherwise reimbursable by us under the management agreement in an amount equal to approximately $1.3 million, which was the excess of $7.0 million over the aggregate per share additional merger Consideration paid by our Manager to the holders of WMC Common Stock under the merger agreement.

Management fee

The management fee is calculated and payable quarterly in arrears in an amount equal to 1.50% of our Stockholders’ Equity, per annum. For purposes of calculating the management fee, "Stockholders’ Equity" means the sum of the net proceeds from any issuances of equity securities (including preferred securities) since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance, and excluding any future equity issuance to the Manager), plus our retained earnings at the end of such quarter (without taking into account any non-cash equity compensation expense or other non-cash items described below incurred in current or prior periods), less any amount that we pay for repurchases of our common stock, excluding any unrealized gains, losses or other non-cash items that have impacted stockholders’ equity as reported in our financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP, and certain other non-cash charges after discussions between the Manager and our independent directors and after approval by a majority of our independent directors. Stockholders’ Equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders’ equity shown on our financial statements. The below table details the management fees incurred during the three months ended March 31, 2025 and 2024 (in thousands).

	Three Months Ended
Consolidated statements of operations line item:	March 31, 2025	March 31, 2024
Management fee to affiliate (1)	$2,327	$1,741
(1)For the three months ended March 31, 2024, the Manager agreed to waive its right to receive management fees of $0.6 million pursuant to the MITT Management Agreement Amendment executed in connection with the WMC acquisition.

As of March 31, 2025 and December 31, 2024, we have recorded management fees payable of $2.3 million and $2.3 million, respectively. The management fee payable is included within the "Due to affiliates" line item within the "Other liabilities" line item on the consolidated balance sheets.

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

During the three months ended March 31, 2025 and 2024, we did not incur any incentive fee expense.

Termination fee

Upon the occurrence of (i) our termination of the management agreement without cause or (ii) the Manager’s termination of the management agreement upon a breach by the Company of any material term of the management agreement, the Manager will be entitled to a termination fee equal to three times the average annual management fee during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter. As of March 31, 2025 and December 31, 2024, no event of termination of the management agreement had occurred.

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

The below table details the expense reimbursement incurred during the three months ended March 31, 2025 and 2024 (in thousands).

	Three Months Ended
Consolidated statements of operations line item:	March 31, 2025	March 31, 2024
Non-investment related expenses (1)	$1,839	$1,664
Investment related expenses	200	114
Transaction related expenses	260	68
Expense reimbursements to Manager or its affiliates	$2,299	$1,846
(1)For the three months ended March 31, 2024, the Manager agreed to waive its right to receive expense reimbursements of $0.3 million, pursuant to the MITT Management Agreement Amendment executed in connection with the WMC acquisition.

As of March 31, 2025 and December 31, 2024, we recorded a reimbursement payable to our Manager or its affiliates of $2.3 million and $1.7 million, respectively The reimbursement payable to the Manager or its affiliates is included within the "Due to affiliates" line item within the "Other liabilities" line item on the consolidated balance sheets.

Share-based compensation

The AG Mortgage Investment Trust, Inc. 2020 Equity Incentive Plan, which became effective on April 15, 2020 following the approval of our stockholders at our 2020 annual meeting of stockholders, provides for a maximum of 666,666 shares of common stock that may be issued under the plan. The maximum number of shares of common stock granted during a single fiscal year to any non-employee director, taken together with any cash fees paid to such non-employee director during any fiscal year, shall not exceed $300,000 in total value (calculating the value of any such awards based on the grant date fair value). As of March 31, 2025, 239,183 shares of common stock remained available to be awarded under the 2020 Equity Incentive Plan.

Since inception of the 2020 Equity Incentive Plan and through March 31, 2025, we have granted an aggregate of 268,313 shares of restricted common stock to our independent directors under our 2020 Equity Incentive Plan, all of which have vested.

On December 6, 2023, in connection with the WMC acquisition, we granted an aggregate 25,962 restricted stock units to the two independent directors added to our Board of Directors who previously served on WMC's board of directors. Through March 31, 2025, the two independent directors have also been granted an aggregate of 3,208 dividend equivalent units. These restricted stock units and associated dividend equivalent units vested in full on June 23, 2024, and will be settled in shares of our common stock upon each independent director's separation from service with our Board of Directors.

Further, on December 18, 2024, we granted an aggregate of 130,000 restricted shares of common stock to certain employees of the Manager, including certain of our executive officers, under the 2020 Equity Incentive Plan. These awards vest ratably in three annual installments beginning in January 2026, subject to continued employment with the Manager.

On May 5, 2025, our stockholders approved our Equity Incentive Plan (the “2025 Equity Incentive Plan”) at our 2025 annual meeting of stockholders (the “2025 Annual Meeting”). The 2025 Equity Incentive Plan replaces the Company’s 2020 Equity Incentive Plan. Refer to Note 14 to the “Notes to Consolidated Financial Statements (unaudited)” for additional details.

The AG Mortgage Investment Trust, Inc. 2021 Manager Equity Incentive Plan (the "2021 Manager Plan"), which became effective on April 7, 2021 following the approval of our stockholders at our 2021 annual meeting of stockholders, provides for a maximum of 573,425 shares of common stock that may be subject to awards thereunder to our Manager. As of March 31, 2025, there were no shares or awards issued under the 2021 Manager Plan. Following the execution of the Third Amendment to our management agreement in November 2021 related to the incentive fee, our compensation committee no longer expects to continue its historical practice of making periodic equity grants to the Manager pursuant to the 2021 Manager Plan.

Unfunded commitments

See Note 12 of the "Notes to Consolidated Financial Statements (unaudited)" for detail on our commitments as of March 31, 2025.

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

We record TBA purchases and sales on the trade date and present the purchase or receipt net of the corresponding payable or receivable until the settlement date of the transaction. Refer to Note 7 to the "Notes to Consolidated Financial Statements (unaudited)" for additional detail on TBAs as of March 31, 2025, if applicable.

For additional information on our commitments as of March 31, 2025, refer to Note 12 of the "Notes to Consolidated Financial Statements (unaudited)." We do not expect these commitments, taken as a whole, to be significant to, or to have a material impact on, our overall liquidity or capital resources or our operations.

Critical accounting policies and estimates

We prepare our consolidated financial statements in conformity with GAAP, which requires the use of estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of income and expenses during the reporting period. These estimates are based, in part, on our judgment and assumptions regarding various economic conditions that we believe are reasonable based on facts and circumstances existing at the time of reporting. We believe that the estimates, judgments and assumptions utilized in the preparation of our consolidated financial statements are prudent and reasonable. Although our estimates contemplate conditions as of March 31, 2025 and how we expect them to change in the future, it is reasonably possible that actual conditions could be different than anticipated in arriving at those estimates, which could materially affect reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the periods presented.

Our most critical accounting policies include (i) Valuation of financial instruments, (ii) Accounting for loans, (iii) Accounting for real estate securities, (iv) Interest income recognition, (v) Financing arrangements, (vi) Investment consolidation, and (vii) Accounting for business combinations. Our critical accounting estimates are those which require assumptions to be made about matters that are highly uncertain and include (i), (iv), and (vi) above. A discussion of critical accounting policies and estimates is included in our Form 10-K. Our critical accounting policies and estimates have not materially changed since December 31, 2024.

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

Section 3(c)(5)(C) of the Investment Company Act exempts from the definition of "investment company" entities primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. The SEC staff generally requires an entity relying on Section 3(c)(5)(C) to invest at least 55% of its portfolio in "qualifying assets" and at least another 25% in additional qualifying assets or in "real estate-related assets" (with no more than 20% comprised of miscellaneous assets). Both the 40% Test and the requirements of the Section 3(c)(5)(C) exclusion limit the types of businesses in which we may engage and the types of assets we may hold, as well as the timing of sales and purchases of assets. For example, these restrictions limit our and our 3(c)(5)(C) subsidiaries’ ability to invest directly in Agency RMBS that represent less than the entire ownership in a pool of mortgage loans or debt and equity tranches of Non-Agency RMBS (in each case to the extent such interest are not retained interest in securitizations consisting of mortgage loans that were owned by us and such securitizations were not sponsored by us in order to obtain financing to acquire additional mortgage loans), certain real estate companies and assets not related to real estate.

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

The following table details information about our duration gap as of March 31, 2025.

Duration (1)(2)	Years
Agency RMBS	(0.11)

Securitized Residential Mortgage Loans	1.89
Real Estate Securities	0.21
Hedges on securitized investments	(0.55)
Securitized investments subtotal	1.55

Residential Mortgage Loans (3)	0.63
Hedges on Residential Mortgage Loans	(0.46)
Residential Mortgage Loans subtotal	0.17

Commercial Loans	0.00
Senior Unsecured Notes	(0.23)

Total	1.38
(1)Duration related to financing arrangements is netted within its respective line items.
(2)Duration does not include our investment in AG Arc LLC.
(3)Residential Mortgage Loans are inclusive of forward purchase commitments to acquire Non-Agency Loans and Agency-Eligible Loans as of March 31, 2025, if applicable.

The following table quantifies the estimated percent change in GAAP equity, the fair value of our assets, and projected net interest income should interest rates go up or down instantaneously by 25, 50, and 75 basis points, assuming (i) the yield curves of the rate shocks will be parallel to each other and the current yield curve and (ii) all other market risk factors remain constant. These estimates were compiled using a combination of third-party services and models, market data and internal models. All changes in equity, assets, and income are measured as percentage changes from the GAAP equity, assets, and projected net interest income from our base interest rate scenario. The base interest rate scenario assumes spot and forward interest rates existing as of March 31, 2025. Actual results could differ materially from these estimates.

Agency RMBS and Agency-Eligible Loan assumptions attempt to predict default and prepayment activity at projected interest rate levels. To the extent that these estimates or other assumptions do not hold true, actual results will likely differ materially from projections and could result in percentage changes larger or smaller than the estimates in the table below. Moreover, if different models were employed in the analysis, materially different projections could result. In addition, while the table below reflects the estimated impact of interest rate increases and decreases on a static portfolio as of March 31, 2025, our Manager may from time to time sell any of our investments as a part of the overall management of our investment portfolio.

Change in Interest Rates (basis points) (1)	Change in Fair Value as a Percentage of GAAP Equity (2)(3)	Change in Fair Value as a Percentage of Assets (2)(3)	Percentage Change in Projected Net Interest Income (4)
75	(2.8)%	(0.2)%	0.1%
50	(1.8)%	(0.1)%	0.2%
25	(0.9)%	(0.1)%	0.1%
(25)	0.9%	0.1%	(0.1)%
(50)	1.7%	0.1%	(0.3)%
(75)	2.5%	0.2%	(0.5)%
(1)Includes investments held through affiliated entities that are reported as "Investments in debt and equity of affiliates" on our consolidated balance sheet, but excludes AG Arc.
(2)Does not include cash investments, which typically have overnight maturities and are not expected to change in value as interest rates change.
(3)Changes in fair value as a percentage of GAAP equity and assets are inclusive of forward purchase commitments to acquire Non-Agency Loans and Agency-Eligible Loans as of March 31, 2025.
(4)Interest income includes trades settled as of March 31, 2025.

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2025. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Refer to the risks identified under the caption "Risk Factors", in our Annual Report on Form 10-K for the year ended December 31, 2024 and our subsequent filings, which are available on the Securities and Exchange Commission’s website at www.sec.gov, and in the "Forward-Looking Statements" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" sections herein.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION.

2025 Equity Incentive Plan

On May 5, 2025, the Company held its 2025 annual meeting of stockholders (the “Annual Meeting”), at which the Company’s stockholders approved the Company’s 2025 Equity Incentive Plan (the “2025 Equity Incentive Plan”). The 2025 Equity Incentive Plan became effective on May 5, 2025, upon approval of the Company’s stockholders at the Annual Meeting.
The material features of the 2025 Equity Incentive Plan are described in the Company’s definitive proxy statement for the Annual Meeting filed on March 21, 2025 under the heading “Proposal 4. Approval of the AG Mortgage Investment Trust, Inc. 2025 Equity Incentive Plan” and is incorporated herein by reference. Such description is qualified in its entirety by reference to the 2025 Equity Incentive Plan, which is filed as Exhibit 10.1 hereto and is incorporated herein by reference.

Submission of Matters to a Vote of Security Holders - Results of 2025 Annual Meeting of Stockholders

As disclosed above, on May 5, 2025, the Company held its Annual Meeting, where the Company’s stockholders voted on the following matters which were set forth in the notice for the meeting:
1.Election of six directors to the Company's board of directors, with each director serving until the Company's 2026 annual meeting of stockholders or until his or her successor is duly elected and qualified;
2.Ratification of the appointment of Deloitte & Touche LLP as the Company's independent registered public accounting firm for the year ending December 31, 2025;
3.Approval, on an advisory basis, of the Company's executive compensation; and
4.Approval of the 2025 Equity Incentive Plan.

Each of the six nominees was elected, the appointment of Deloitte & Touche LLP as the independent registered public accounting firm was ratified, the executive compensation was approved on an advisory basis, and the 2025 Equity Incentive Plan was approved. The vote tabulation for each proposal is as follows:

1.	Election of Directors:

Director	Votes For	Votes Withheld	Broker Non-Votes
Debra Hess	12,148,332	827,793	8,405,035
T.J. Durkin	12,588,287	387,838	8,405,035
Dianne Hurley	12,590,953	385,172	8,405,035
Matthew Jozoff	12,355,449	620,676	8,405,035
M. Christian Mitchell	12,363,019	613,106	8,405,035
Nicholas Smith	12,096,240	879,885	8,405,035

2.	Ratification of the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2025:

Votes For	Votes Against	Abstentions	Broker Non-Votes
20,734,372	265,903	380,885	—

3.	Approval, on an advisory basis, of the Company's executive compensation:

Votes For	Votes Against	Abstentions	Broker Non-Votes
12,144,249	591,568	240,308	8,405,035

4.	Approval of the 2025 Equity Incentive Plan:

Votes For	Votes Against	Abstentions	Broker Non-Votes
12,226,960	583,121	166,044	8,405,035

ITEM 6.	EXHIBITS.

Exhibit No.	Description

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

10.1*	AG Mortgage Investment Trust, Inc. 2025 Equity Incentive Plan

31.1*	Certification of Thomas J. Durkin pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Anthony W. Rossiello pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Thomas J. Durkin pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Anthony W. Rossiello pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AG MORTGAGE INVESTMENT TRUST, INC.

May 7, 2025	By:	/s/ THOMAS J. DURKIN
Thomas J. Durkin
Chief Executive Officer and President (principal executive officer)

May 7, 2025	By:	/s/ ANTHONY W. ROSSIELLO
Anthony W. Rossiello
Chief Financial Officer (principal financial officer and principal accounting officer)