Form 10-Q
period 2025-06-30
AG Mortgage Investment Trust, Inc.
filed 2025-08-05
CIK 1514281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________

FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Yes   ☐     No   ☒
As of August 1, 2025, there were 31,732,431 outstanding shares of common stock of AG Mortgage Investment Trust, Inc.

AG MORTGAGE INVESTMENT TRUST, INC.

PART I

ITEM 1. FINANCIAL STATEMENTS

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands, except per share data)

	June 30, 2025	December 31, 2024
Assets
Securitized residential mortgage loans, at fair value - $716,530 and $705,294 pledged as collateral, respectively (1)	$6,648,988	$6,197,678
Residential mortgage loans, at fair value - $325,439 and $215,773 pledged as collateral, respectively	327,454	220,217
Commercial loans, at fair value - $64,883 and $67,005 pledged as collateral, respectively	64,883	67,005
Real estate securities, at fair value - $204,361 and $165,393 pledged as collateral, respectively	223,276	201,360
Investments in debt and equity of affiliates	45,656	46,841
Cash and cash equivalents	88,746	118,662
Restricted cash	11,423	19,906
Other assets	51,999	41,940
Total Assets	$7,462,425	$6,913,609

Liabilities
Securitized debt, at fair value (1)	$5,937,637	$5,491,967
Financing arrangements	843,537	742,108
Senior unsecured notes	96,080	95,721
Dividend payable	6,235	5,632
Other liabilities (2)	42,529	34,758
Total Liabilities	6,926,018	6,370,186
Commitments and Contingencies (Note 12)
Stockholders’ Equity
Preferred stock - $227,991 aggregate liquidation preference	220,472	220,472
Common stock, par value $0.01 per share; 450,000 shares of common stock authorized and 29,691 and 29,640 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	297	296
Additional paid-in capital	824,763	824,380
Retained earnings/(deficit)	(509,125)	(501,725)
Total Stockholders’ Equity	536,407	543,423

Total Liabilities and Stockholders’ Equity	$7,462,425	$6,913,609
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

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net Interest Income
Interest income	$110,865	$99,815	$219,995	$195,387
Interest expense	93,113	83,434	183,394	161,827
Total Net Interest Income	17,752	16,381	36,601	33,560

Other Income/(Loss)
Net interest component of interest rate swaps	821	2,367	1,558	4,267
Net realized gain/(loss)	(3,494)	1,963	(3,484)	860
Net unrealized gain/(loss)	(40)	(9,226)	762	788
Total Other Income/(Loss)	(2,713)	(4,896)	(1,164)	5,915

Expenses
Management fee to affiliate (1)	2,301	1,753	4,628	3,494
Non-investment related expenses (1)	2,533	2,746	5,841	5,860
Investment related expenses (1)	3,473	3,491	6,883	6,774
Transaction related expenses (1)	3,018	481	4,079	1,480
Total Expenses	11,325	8,471	21,431	17,608

Income/(loss) before equity in earnings/(loss) from affiliates	3,714	3,014	14,006	21,867

Equity in earnings/(loss) from affiliates	231	911	1,416	2,948
Net Income/(Loss)	3,945	3,925	15,422	24,815

Dividends on preferred stock	(5,321)	(4,586)	(10,625)	(9,172)

Net Income/(Loss) Available to Common Stockholders	$(1,376)	$(661)	$4,797	$15,643

Earnings/(Loss) Per Share of Common Stock
Basic	$(0.05)	$(0.02)	$0.16	$0.53
Diluted	$(0.05)	$(0.02)	$0.16	$0.53

Weighted Average Number of Shares of Common Stock Outstanding
Basic	29,686	29,474	29,672	29,463
Diluted	29,686	29,474	29,697	29,490
(1) Refer to Note 10 for additional details on related party transactions.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except per share data)

For the Three Months Ended June 30, 2025 and June 30, 2024
	Common Stock		Preferred Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)
	Shares	Amount				Total
Balance at April 1, 2025	29,659	$297	$220,472	$824,587	$(501,486)	$543,870
Grant of restricted stock and amortization of equity based compensation	32	—	—	176	—	176
Common dividends declared ($0.21 per share)	—	—	—	—	(6,235)	(6,235)
Preferred dividends declared (1)	—	—	—	—	(5,349)	(5,349)
Net Income/(Loss)	—	—	—	—	3,945	3,945
Balance at June 30, 2025	29,691	$297	$220,472	$824,763	$(509,125)	$536,407

	Common Stock		Preferred Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)
	Shares	Amount				Total
Balance at April 1, 2024	29,453	$295	$220,472	$823,908	$(505,110)	$539,565
Grant of restricted stock and amortization of equity based compensation	21	—	—	198	—	198
Common dividends declared ($0.19 per share)	—	—	—	—	(5,600)	(5,600)
Preferred dividends declared (1)	—	—	—	—	(4,586)	(4,586)
Net Income/(Loss)	—	—	—	—	3,925	3,925
Balance at June 30, 2024	29,474	$295	$220,472	$824,106	$(511,371)	$533,502

For the Six Months Ended June 30, 2025 and June 30, 2024
	Common Stock		Preferred Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)
	Shares	Amount				Total
Balance at January 1, 2025	29,640	$296	$220,472	$824,380	$(501,725)	$543,423
Grant of restricted stock and amortization of equity based compensation	51	1	—	383	—	384
Common dividends declared ($0.41 per share)	—	—	—	—	(12,167)	(12,167)
Preferred dividends declared (2)	—	—	—	—	(10,655)	(10,655)
Net Income/(Loss)	—	—	—	—	15,422	15,422
Balance at June 30, 2025	29,691	$297	$220,472	$824,763	$(509,125)	$536,407

	Common Stock		Preferred Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)
	Shares	Amount				Total
Balance at January 1, 2024	29,437	$294	$220,472	$823,715	$(516,113)	$528,368
Grant of restricted stock and amortization of equity based compensation	37	1	—	391	—	392
Common dividends declared ($0.37 per share)	—	—	—	—	(10,901)	(10,901)
Preferred dividends declared (2)	—	—	—	—	(9,172)	(9,172)
Net Income/(Loss)	—	—	—	—	24,815	24,815
Balance at June 30, 2024	29,474	$295	$220,472	$824,106	$(511,371)	$533,502
(1)For the three months ended June 30, 2025 and 2024, dividends totaling $0.51563 and $0.51563 per share of Series A Preferred Stock, $0.50 and $0.50 per share of Series B Preferred Stock, and $0.704864 and $0.50 per share of Series C Preferred Stock outstanding were declared, respectively.
(2)For the six months ended June 30, 2025 and 2024, dividends totaling $1.03126 and $1.03126 per share of Series A Preferred Stock, $1.00 and $1.00 per share of Series B Preferred Stock, and $1.397926 and $1.00 per share of Series C Preferred Stock outstanding were declared, respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended
	June 30, 2025	June 30, 2024
Cash Flows from Operating Activities
Net income/(loss)	$15,422	$24,815
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Net amortization of premium/(discount)	7,259	4,684
Net realized (gain)/loss	3,484	(860)
Net unrealized (gain)/loss	(762)	(788)
Grant of restricted stock and amortization of equity based compensation	384	392
Equity in (earnings)/loss from affiliates	(1,416)	(2,948)
Distributions of income from investments in debt and equity of affiliates	—	1,098
Change in operating assets/liabilities:
Other assets	1,174	1,901
Other liabilities	(2,030)	(2,590)
Net cash provided by (used in) operating activities	23,515	25,704

Cash Flows from Investing Activities
Purchases of residential mortgage loans	(943,871)	(713,897)
Purchases of real estate securities	(26,064)	(576,266)
Proceeds from sales of residential mortgage loans	57,761	—
Proceeds from sales of real estate securities	5,189	39,176
Principal repayments on residential mortgage loans	422,774	312,147
Principal repayments on real estate securities	6,443	8,018
Principal funding on residential mortgage loans	(6,953)	—
Distributions received in excess of income from investments in debt and equity of affiliates	2,802	3,207
Net settlement of interest rate swaps and other instruments	(6,262)	4,374
Net settlement of TBAs	662	24
Cash flows provided by other investing activities	2,270	1,701
Net cash provided by (used in) investing activities	(485,249)	(921,516)

Cash Flows from Financing Activities
Net borrowings under (repayments of) financing arrangements	108,106	474,626
Principal repayments on fixed-rate long-term financing arrangements	(5,973)	(5,596)
Proceeds from issuance of senior unsecured notes	—	95,217
Repurchases of convertible senior unsecured notes	—	(7,059)
Deferred financing costs paid	(34)	(142)
Proceeds from issuance of securitized debt	727,642	662,024
Principal repayments on securitized debt	(384,187)	(284,452)
Dividends paid on common stock	(11,564)	(6,773)
Dividends paid on preferred stock	(10,655)	(9,172)
Net cash provided by (used in) financing activities	423,335	918,673

Net change in cash and cash equivalents and restricted cash	(38,399)	22,861
Cash and cash equivalents and restricted cash, Beginning of Period	138,568	125,573
Cash and cash equivalents and restricted cash, End of Period	$100,169	$148,434

	Six Months Ended
	June 30, 2025	June 30, 2024
Supplemental disclosure of cash flow information:
Cash paid for interest	$170,612	$144,252
Cash paid for taxes	$202	$141

Supplemental disclosure of non-cash financing and investing activities:
Transfer from residential mortgage loans to securitized residential mortgage loans	$770,795	$702,560
Common stock dividends declared but not paid	$6,235	$5,600
Transfer from residential mortgage loans to other assets	$7,081	$3,313
Purchase of investments in debt and equity of affiliates	$114	$—
Purchase price payable on securitized residential mortgage loans	$1,447	$—
Payable on unsettled derivatives	$3,844	$—

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	June 30, 2025	June 30, 2024
Cash and cash equivalents	$88,746	$120,912
Restricted cash	11,423	27,522
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$100,169	$148,434

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2025

1. Organization

AG Mortgage Investment Trust, Inc. (the "Company" or "MITT") is a residential mortgage REIT with a focus on investing in a diversified risk-adjusted portfolio of residential mortgage-related assets in the U.S. mortgage market. The Company’s investment activities primarily include acquiring and securitizing newly-originated residential mortgage loans within the non-agency segment of the housing market. The Company obtains its residential mortgage loans through Arc Home, LLC ("Arc Home"), a residential mortgage loan originator in which the Company owned an approximate 44.6% interest as of June 30, 2025, and through other third-party origination partners.

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
Non-Agency RMBS(2)
•Non-Agency Residential Mortgage-Backed Securities ("RMBS") represent fixed- and floating-rate RMBS issued by entities other than U.S. GSEs or agencies of the U.S. government. Non-Agency RMBS are primarily secured by Non-QM, Agency-Eligible, Home Equity, and Prime Jumbo Loans.

Agency RMBS(2)	•Agency RMBS represent interests in pools of residential mortgage loans guaranteed by a GSE such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government such as Ginnie Mae.

Legacy WMC Commercial Investments(3)
Commercial Loans	•Commercial loans represent first lien commercial mortgage loan participations.
CMBS(2)
•Commercial Mortgage-Backed Securities ("CMBS") represent fixed-rate and floating-rate CMBS, secured by, or evidencing an ownership interest in, a single commercial mortgage loan or a pool of commercial mortgage loans.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2025
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

The Company conducts its business through one operating and reportable segment, Loans and Securities, which reflects how the Company manages its business and analyzes and reports its results of operations. Refer to Note 13 for additional details on segment reporting.

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
June 30, 2025
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
June 30, 2025
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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2025
3. Loans

Residential mortgage loans

The tables below detail information regarding the Company’s residential mortgage loan portfolio as of June 30, 2025 and December 31, 2024 ($ in thousands). The gross unrealized gains/(losses) in the table below represent inception to date gains/(losses) since acquisition.

	Unpaid Principal Balance			Gross Unrealized			Weighted Average
June 30, 2025		Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield (1)	Life (Years) (2)
Securitized residential mortgage loans, at fair value (3)
Non-Agency Loans (4)	$6,745,966	$23,870	$6,769,836	$57,117	$(316,271)	$6,510,682	5.72%	5.70%	7.86
Re- and Non-Performing Loans	164,506	(10,041)	154,465	—	(16,159)	138,306	4.10%	6.01%	5.54
Total Securitized residential mortgage loans, at fair value	$6,910,472	$13,829	$6,924,301	$57,117	$(332,430)	$6,648,988	5.68%	5.71%	7.81

Residential mortgage loans, at fair value
Agency-Eligible Loans	$1,552	$(40)	$1,512	$—	$(3)	$1,509	6.17%	6.51%	7.08
Home Equity Loans	301,680	10,883	312,563	11,367	—	323,930	10.06%	8.84%	4.03
Non-Agency Loans	556	17	573	7	(8)	572	6.77%	3.57%	3.15
Re- and Non-Performing Loans	1,502	(914)	588	855	—	1,443	N/A	120.02%	1.30
Total Residential mortgage loans, at fair value	$305,290	$9,946	$315,236	$12,229	$(11)	$327,454	10.03%	9.03%	4.03

Total as of June 30, 2025	$7,215,762	$23,775	$7,239,537	$69,346	$(332,441)	$6,976,442	5.87%	5.86%	7.65

	Unpaid Principal Balance			Gross Unrealized			Weighted Average
December 31, 2024		Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield (1)	Life (Years) (2)
Securitized residential mortgage loans, at fair value (3)
Non-Agency Loans (4)	$6,382,814	$5,817	$6,388,631	$28,767	$(372,801)	$6,044,597	5.59%	5.68%	8.12
Re- and Non-Performing Loans	182,501	(11,515)	170,986	—	(17,905)	153,081	3.43%	6.55%	5.53
Total Securitized residential mortgage loans, at fair value	$6,565,315	$(5,698)	$6,559,617	$28,767	$(390,706)	$6,197,678	5.53%	5.70%	8.05

Residential mortgage loans, at fair value
Agency-Eligible Loans	$101,570	$908	$102,478	$31	$(364)	$102,145	6.89%	6.58%	4.95
Home Equity Loans	99,863	1,625	101,488	2,509	(33)	103,964	10.35%	9.89%	4.30
Non-Agency Loans	13,098	(273)	12,825	101	(647)	12,279	7.54%	4.72%	3.76
Re- and Non-Performing Loans	2,016	(1,168)	848	981	—	1,829	N/A	103.24%	1.37
Total Residential mortgage loans, at fair value	$216,547	$1,092	$217,639	$3,622	$(1,044)	$220,217	8.54%	8.39%	4.54

Total as of December 31, 2024	$6,781,862	$(4,606)	$6,777,256	$32,389	$(391,750)	$6,417,895	5.62%	5.79%	7.93
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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2025
The following tables present information regarding the delinquency status of the Company's residential mortgage loans ($ in thousands).

	Unpaid Principal Balance	Loan Count (1)	Aging by Unpaid Principal Balance (1)
June 30, 2025			Current	30-59 Days	60-89 Days	90+ Days (2)
Securitized residential mortgage loans
Non-Agency Loans	$6,745,966	17,177	$6,541,749	$83,331	$28,812	$92,074
Re- and Non-Performing Loans	164,506	1,114	129,226	13,924	3,845	17,511
Total Securitized residential mortgage loans	$6,910,472	18,291	$6,670,975	$97,255	$32,657	$109,585
Residential mortgage loans
Agency-Eligible Loans	$1,552	5	$1,552	$—	$—	$—
Home Equity Loans	301,680	3,881	301,649	31	—	—
Non-Agency Loans	556	2	363	—	—	193
Re- and Non-Performing Loans (1)	1,502	N/A	N/A	N/A	N/A	N/A
Total Residential mortgage loans	$305,290	3,888	$303,564	$31	$—	$193
Total as of June 30, 2025	$7,215,762	22,179	$6,974,539	$97,286	$32,657	$109,778

	Unpaid Principal Balance	Loan Count (1)	Aging by Unpaid Principal Balance (1)
December 31, 2024			Current	30-59 Days	60-89 Days	90+ Days (2)
Securitized residential mortgage loans
Non-Agency Loans	$6,382,814	16,087	$6,183,680	$86,606	$33,793	$78,735
Re- and Non-Performing Loans	182,501	1,259	132,477	14,114	3,702	32,208
Total Securitized residential mortgage loans	$6,565,315	17,346	$6,316,157	$100,720	$37,495	$110,943
Residential mortgage loans
Agency-Eligible Loans	$101,570	214	$101,062	$508	$—	$—
Home Equity Loans	99,863	1,292	99,838	25	—	—
Non-Agency Loans	13,098	24	4,967	1,275	1,162	5,694
Re- and Non-Performing Loans (1)	2,016	N/A	N/A	N/A	N/A	N/A
Total Residential mortgage loans	$216,547	1,530	$205,867	$1,808	$1,162	$5,694
Total as of December 31, 2024	$6,781,862	18,876	$6,522,024	$102,528	$38,657	$116,637
(1)Loan count and aging data exclude the Re- and Non-Performing Loans subcategory of Residential mortgage loans above as there may be limited data available regarding the underlying collateral of these residual positions.
(2)Represents loans that either have a delinquency status greater than 90 days or are in the process of foreclosure. As of June 30, 2025, the $109.8 million of unpaid principal balance included securitized residential mortgage loans and residential mortgage loans that were 90+ days delinquent with a fair value of $55.9 million and loans in the process of foreclosure with a fair value of $48.4 million. As of December 31, 2024, the $116.6 million of unpaid principal balance included securitized residential mortgage loans and residential mortgage loans that were 90+ days delinquent with a fair value of $51.9 million and loans in the process of foreclosure with a fair value of $57.9 million.

As of June 30, 2025 and December 31, 2024, 8.2% and 9.6%, respectively, of the unpaid principal balance of the Company's securitized residential mortgage loans and residential mortgage loans were adjustable rate mortgages.

During the three and six months ended June 30, 2025 and 2024, the Company purchased residential mortgage loans, as detailed below (in thousands).

	Three Months Ended				Six Months Ended
	June 30, 2025		June 30, 2024		June 30, 2025		June 30, 2024
	Unpaid Principal Balance	Fair Value (1)	Unpaid Principal Balance	Fair Value (1)	Unpaid Principal Balance	Fair Value (1)	Unpaid Principal Balance	Fair Value (1)
Agency-Eligible Loans	$331,375	$340,587	$406,121	$413,619	$692,913	$707,355	$674,207	$684,703
Home Equity Loans	99,519	104,349	—	—	222,795	232,589	—	—
Non-Agency Loans	—	—	9,460	9,582	—	—	23,506	23,796
Total	$430,894	$444,936	$415,581	$423,201	$915,708	$939,944	$697,713	$708,499
(1)Fair value represents purchase price at acquisition.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2025

During the three and six months ended June 30, 2025, the Company sold residential mortgage loans as detailed below ($ in thousands). The Company did not sell any residential mortgage loans during the three and six months ended June 30, 2024.

	Three Months Ended				Six Months Ended
	Number of Loans	Proceeds	Realized Gains	Realized Losses	Number of Loans	Proceeds	Realized Gains	Realized Losses
June 30, 2025
Agency-Eligible Loans	88	$37,333	$238	$(219)	88	$37,333	$238	$(219)
Non-Agency Loans	—	—	—	—	21	11,336	341	(1,152)
Re- and Non-Performing Loans	—	—	—	—	88	9,092	832	(1,149)
Total	88	$37,333	$238	$(219)	197	$57,761	$1,411	$(2,520)
The Company’s residential mortgage loan portfolio consists of mortgage loans on residential real estate located throughout the United States. The following is a summary of the geographic concentration of credit risk as of June 30, 2025 and December 31, 2024 and includes states where the exposure is greater than 5% of the fair value of the Company's residential mortgage loan portfolio.

Geographic Concentration of Credit Risk (1)	June 30, 2025	December 31, 2024
California	33%	35%
Florida	10%	11%
New York	10%	11%
Texas	6%	6%
New Jersey	5%	5%
Other	36%	32%
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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2025

The following table details certain information related to the assets and liabilities of the Non-Agency VIEs as of June 30, 2025 and December 31, 2024 ($ in thousands).

	June 30, 2025			December 31, 2024
	Carrying Value	Weighted Average		Carrying Value	Weighted Average
		Yield (1)	Life (Years) (2)		Yield (1)	Life (Years) (2)
Assets
Securitized residential mortgage loans, at fair value (3)	$6,510,682	5.70%	7.86	$6,044,597	5.68%	8.12
Other assets	36,655			30,922
Total Assets	$6,547,337			$6,075,519

Liabilities
Securitized debt, at fair value (3) (4)	$5,839,789	5.26%	6.01	$5,391,413	5.17%	6.05
Other liabilities	24,492			22,185
Total Liabilities	$5,864,281			$5,413,598

Total Equity (5)	$683,056			$661,921
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
(5)As of June 30, 2025 and December 31, 2024, the Company had outstanding financing arrangements of $395.7 million and $370.9 million, respectively, collateralized by $675.6 million and $654.3 million of the Company's retained interests in the Non-Agency VIEs, respectively. See Note 6 for more detail regarding the Company's financing arrangements.

The following table details certain information related to the assets and liabilities of the RPL/NPL VIEs as of June 30, 2025 and December 31, 2024 ($ in thousands).

	June 30, 2025			December 31, 2024
	Carrying Value	Weighted Average		Carrying Value	Weighted Average
		Yield (1)	Life (Years) (2)		Yield (1)	Life (Years) (2)
Assets
Securitized residential mortgage loans, at fair value	$138,306	6.01%	5.54	$153,081	6.55%	5.53
Restricted cash	10			10
Other assets	3,629			2,064
Total Assets	$141,945			$155,155

Liabilities
Securitized debt, at fair value (3)	$97,848	3.39%	3.37	$100,554	3.34%	3.59
Other liabilities	287			298
Total Liabilities	$98,135			$100,852

Total Equity (4)	$43,810			$54,303
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
(4)As of June 30, 2025 and December 31, 2024, the Company had outstanding financing arrangements of $27.1 million and $31.8 million, respectively, collateralized by $41.0 million and $51.0 million of the Company's retained interests in the RPL/NPL VIEs, respectively. See Note 6 for more detail regarding the Company's financing arrangements.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2025

Legacy WMC Commercial loans

The tables below detail information regarding the Company's Legacy WMC Commercial loan portfolio as of June 30, 2025 and December 31, 2024 ($ in thousands). The gross unrealized gains/(losses) in the table below represent inception to date gains/(losses) since acquisition.

June 30, 2025		Premium / (Discount)	Amortized Cost	Gross Unrealized		Fair Value	Weighted Average			Maturity Date	LTV (5)	Location
Loan (1)(2)	Unpaid Principal Balance			Gains	Losses		Coupon	Yield (3)	Life (Years) (4)
Loan A (6)	$7,259	$(29)	$7,230	$—	$(334)	$6,896	8.51%	—%	0.19	9/6/2025	61.63%	IL, FL
Loan B (6)	13,206	(52)	13,154	—	(607)	12,547	8.51%	—%	0.19	9/6/2025	75.33%	CA
Loan C (6)	24,535	(99)	24,436	—	(1,127)	23,309	8.51%	—%	0.19	9/6/2025	77.22%	NY
Loan D (7)	22,204	(49)	22,155	—	(24)	22,131	7.69%	9.03%	0.10	8/6/2025	42.50%	CT
Total	$67,204	$(229)	$66,975	$—	$(2,092)	$64,883	8.24%	2.99%	0.16		63.35%

December 31, 2024		Premium / (Discount)	Amortized Cost	Gross Unrealized		Fair Value	Weighted Average			Maturity Date	LTV (5)	Location
Loan (1)(2)	Unpaid Principal Balance			Gains	Losses		Coupon	Yield (3)	Life (Years) (4)
Loan A (6)	$7,259	$(64)	$7,195	$41	$—	$7,236	8.71%	10.69%	0.42	5/6/2025	61.63%	IL, FL
Loan B (6)	13,206	(116)	13,090	74	—	13,164	8.71%	10.69%	0.42	5/6/2025	75.33%	CA
Loan C (6)	24,535	(215)	24,320	137	—	24,457	8.71%	10.69%	0.42	5/6/2025	77.22%	NY
Loan D (7)	22,204	(168)	22,036	112	—	22,148	7.89%	8.73%	0.68	8/6/2025	42.50%	CT
Total	$67,204	$(563)	$66,641	$364	$—	$67,005	8.44%	10.04%	0.50		63.69%
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
(5)Represents the LTV at acquisition. The total LTV on commercial loans is presented based on fair value.
(6)Loans A, B, and C have a floating rate coupon equal to 4.20% plus one-month SOFR and are collateralized by hotels. The borrower for Loans A, B and C is currently in default. In May 2025, the administrative agent on behalf of the lenders (including the Company) of Loans A, B and C entered into short-term forbearance agreements with the borrower, which were subsequently terminated effective July 3, 2025. For the three months ended June 30, 2025, these loans were placed on non-accrual status. The borrower for such loans is in the process of selling the hotels collateralizing the loans; however, no assurances can be made that any such sale will be completed on the terms contemplated or at all. The lender on the Company’s financing arrangements on Loans A, B and C is permitted to request a full repayment of the debt with respect to such assets. The Company does not currently expect its lender to request a full repayment of the related outstanding financing arrangements.
(7)Loan D has a floating rate coupon equal to 3.38% plus one-month SOFR and is collateralized by a retail property. Loan D has a current payment status. The maturity date represents the last possible extension option.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2025
4. Real Estate Securities

The following tables detail the Company’s real estate securities portfolio as of June 30, 2025 and December 31, 2024 ($ in thousands). The Company’s real estate securities include its interest in VIEs in which the Company has concluded that it is not the primary beneficiary and, as a result, did not consolidate the VIEs. The gross unrealized gains/(losses) in the tables below represent inception to date unrealized gains/(losses) since acquisition.

	Current Face (1)	Premium/ (Discount) (1)	Amortized Cost	Gross Unrealized		Fair Value (2)	Weighted Average
June 30, 2025				Gains	Losses		Coupon (3)	Yield (4)	Life (Years) (5)
Non-Agency RMBS
Non-QM Loans (6)	$48,961	$(2,522)	$48,522	$752	$(3,162)	$46,112	2.99%	6.88%	3.99
Agency-Eligible Loans (7)	48,124	(2,790)	45,980	1,701	(187)	47,494	3.49%	7.46%	6.91
Home Equity Loans (7)	39,194	(33)	49,573	2,132	(946)	50,759	5.91%	11.62%	6.08
Prime Jumbo Loans	6,437	(2,702)	3,891	870	(9)	4,752	1.01%	9.41%	7.81
Total Non-Agency RMBS	142,716	(8,047)	147,966	5,455	(4,304)	149,117	3.37%	8.71%	5.82

Legacy WMC CMBS (8)	97,963	(38,937)	59,026	5,610	(8,431)	56,205	7.24%	16.77%	1.61

Agency RMBS Interest Only	N/A	N/A	17,787	479	(312)	17,954	4.57%	9.48%	5.93

Total as of June 30, 2025	$240,679	$(46,984)	$224,779	$11,544	$(13,047)	$223,276	4.48%	10.89%	5.20

	Current Face (1)	Premium/ (Discount) (1)	Amortized Cost	Gross Unrealized		Fair Value (2)	Weighted Average
December 31, 2024				Gains	Losses		Coupon (3)	Yield (4)	Life (Years) (5)
Non-Agency RMBS
Non-QM Loans (6)	$49,516	$(2,772)	$49,015	$1,678	$(5,544)	$45,149	2.83%	7.65%	4.62
Agency-Eligible Loans (7)	51,861	(3,062)	49,488	1,555	(148)	50,895	3.45%	7.47%	6.91
Home Equity Loans	15,526	640	26,076	1,445	(491)	27,030	3.40%	16.36%	5.26
Prime Jumbo Loans	6,415	(2,701)	3,879	632	(6)	4,505	0.97%	9.41%	7.95
Total Non-Agency RMBS	123,318	(7,895)	128,458	5,310	(6,189)	127,579	3.08%	9.40%	5.65

Legacy WMC CMBS (8)	100,896	(41,879)	59,017	2,577	(8,809)	52,785	5.13%	16.74%	1.77

Agency RMBS Interest Only	N/A	N/A	20,517	908	(429)	20,996	4.32%	10.35%	6.55

Total as of December 31, 2024	$224,214	$(49,774)	$207,992	$8,795	$(15,427)	$201,360	3.62%	11.58%	5.20
(1)Current Face and Premium/(Discount) exclude Interest Only securities, which have no principal balances and bear interest based on a notional value. The notional value is used solely to determine interest distributions on the interest only classes of securities. As of June 30, 2025, the notional balance of the Non-QM Loans, Agency-Eligible Loans, Home Equity Loans, Prime Jumbo Loans and Agency RMBS Interest Only line items were $73.9 million, $46.0 million, $171.9 million, $26.5 million and $90.3 million, respectively. As of December 31, 2024, the notional value of the Non-QM Loans, Agency-Eligible Loans, Home Equity Loans, Prime Jumbo Loans and Agency RMBS Interest Only line items were $85.6 million, $50.4 million, $163.3 million, $28.3 million and $107.2 million, respectively.
(2)The fair value of the securities held in unconsolidated VIEs represents the Company’s maximum loss exposure in unconsolidated VIEs. The Company has no obligation to provide any other explicit or implicit support to unconsolidated VIEs.
(3)Equity residual investments with a zero coupon rate are excluded from this calculation.
(4)The weighted average yields are calculated based on the amortized cost of the underlying securities.
(5)Actual maturities may be shorter or longer than stated contractual maturities. Maturities are affected by prepayments of principal.
(6)Certain Non-Agency RMBS include securities issued under Gold Creek Asset Trust ("GCAT"), which is the TPG Angelo Gordon securitization shelf under which the Company or private funds under the management of TPG Angelo Gordon securitize loans. These securities were retained from rated Non-QM Loan securitizations the Company participated in alongside private funds managed by TPG Angelo Gordon. The Company’s interest in the retained tranches represents its continuing involvement in these securitization trusts. As of June 30, 2025 and December 31, 2024, the Company’s Non-QM Loans includes $41.7 million and $40.3 million of retained securities from these transactions, respectively.
(7)For certain Non-Agency RMBS, the Company acted as a co-sponsor alongside an unrelated third party of rated securitizations. As the co-sponsor, the Company retained an "eligible vertical interest" to comply with risk retention rules which consists of at least 5% of each class of securities issued in the securitizations and represents the Company’s continuing involvement in these securitization trusts. The remaining tranches were sold to third parties and certain private funds managed by TPG Angelo Gordon or retained by the Company. As of June 30, 2025 and December 31, 2024, the Company’s Agency-Eligible Loans includes $45.5 million and $48.2 million of retained securities from these transactions, respectively. As of June 30, 2025, the Company’s Home Equity Loans includes $25.8 million of retained securities from these transactions.
(8)As of June 30, 2025, there are Legacy WMC CMBS with an unpaid principal balance of $23.5 million and a fair value of $7.0 million which are on non-accrual or cost recovery status. As of December 31, 2024, there are Legacy WMC CMBS with an unpaid principal balance of $23.5 million and a fair value of $6.0 million which are on non-accrual or cost recovery status.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2025
The following tables summarize the Company's real estate securities according to their projected weighted average life classifications as of June 30, 2025 and December 31, 2024 (in thousands).

June 30, 2025	Non-Agency RMBS		Legacy WMC CMBS		Agency RMBS
Weighted Average Life (1)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than or equal to one year	$3,003	$2,586	$17,356	$21,066	$—	$—
Greater than one year and less than or equal to five years	39,616	38,412	38,849	37,960	646	624
Greater than five years and less than or equal to ten years	89,217	89,667	—	—	17,308	17,163
Greater than ten years	17,281	17,301	—	—	—	—
Total as of June 30, 2025	$149,117	$147,966	$56,205	$59,026	$17,954	$17,787

December 31, 2024	Non-Agency RMBS		Legacy WMC CMBS		Agency RMBS
Weighted Average Life (1)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than or equal to one year	$2,983	$2,901	$14,731	$14,945	$—	$—
Greater than one year and less than or equal to five years	16,277	13,197	38,054	44,071	676	667
Greater than five years and less than or equal to ten years	71,588	75,990	—	—	20,320	19,850
Greater than ten years	36,731	36,370	—	—	—	—
Total as of December 31, 2024	$127,579	$128,458	$52,785	$59,016	$20,996	$20,517
(1)This is based on projected life. Typically, actual maturities are shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

The Company sold real estate securities during the three and six months ended June 30, 2025 and 2024, as detailed below ($ in thousands).

	Three Months Ended				Six Months Ended
	Number of Securities	Proceeds	Realized Gains	Realized Losses	Number of Securities	Proceeds	Realized Gains	Realized Losses
June 30, 2025
Agency RMBS	—	$—	$—	$—	1	$1,894	$241	$—
Non-Agency RMBS	1	558	35	—	2	1,336	72	—
CMBS	1	1,959	—	(144)	1	1,959	—	(144)
June 30, 2024
Non-Agency RMBS	6	$19,858	$2,005	$(73)	13	$39,176	$3,165	$(482)

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2025
The following tables present the Company’s financial instruments measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 (in thousands).

	Fair Value at June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Securitized residential mortgage loans	$—	$—	$6,648,988	$6,648,988
Residential mortgage loans	—	1,443	326,011	327,454
Legacy WMC Commercial Loans	—	—	64,883	64,883
Non-Agency RMBS	—	11,172	137,945	149,117
Legacy WMC CMBS	—	56,205	—	56,205
Agency RMBS	—	17,954	—	17,954
Loan purchase commitment (1)	—	—	470	470
Derivative assets (2)	—	5,308	41	5,349
Cash equivalents (3)	87,613	—	—	87,613
AG Arc (4)	—	—	32,205	32,205
Total Assets Measured at Fair Value	$87,613	$92,082	$7,210,543	$7,390,238

Liabilities:
Securitized debt	$—	$—	$(5,937,637)	$(5,937,637)
Loan purchase commitment (1)	—	—	(46)	(46)
Derivative liabilities (2)	—	(1,567)	(5)	(1,572)
Total Liabilities Measured at Fair Value	$—	$(1,567)	$(5,937,688)	$(5,939,255)

	Fair Value at December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Securitized residential mortgage loans	$—	$—	$6,197,678	$6,197,678
Residential mortgage loans	—	1,829	218,388	220,217
Legacy WMC Commercial loans	—	—	67,005	67,005
Non-Agency RMBS	—	12,046	115,533	127,579
Legacy WMC CMBS	—	52,785	—	52,785
Agency RMBS	—	20,996	—	20,996
Derivative assets (2)	—	11,414	204	11,618
Cash equivalents (3)	117,979	—	—	117,979
AG Arc (4)	—	—	30,778	30,778
Total Assets Measured at Fair Value	$117,979	$99,070	$6,629,586	$6,846,635

Liabilities:
Securitized debt	$—	$—	$(5,491,967)	$(5,491,967)
Derivative liabilities (2)	—	(38)	(336)	(374)
Total Liabilities Measured at Fair Value	$—	$(38)	$(5,492,303)	$(5,492,341)
(1)The Company has chosen to make a fair value election pursuant to ASC 825 for its loan purchase commitments. Loan purchase commitment assets and liabilities are included in the "Other assets" and "Other liabilities" line items on the consolidated balance sheets, respectively.
(2)As of June 30, 2025, the Company applied a reduction in fair value of $5.3 million and $1.5 million to its interest rate swap assets and liabilities, respectively, related to variation margin with a corresponding increase or decrease in restricted cash. As of December 31, 2024, the Company applied a reduction in fair value of $11.4 million and $35.0 thousand to its interest rate swap assets and liabilities, respectively, related to variation margin with a corresponding increase or decrease in restricted cash, net of collateral posted by the Company's derivative counterparties. Derivative assets and liabilities are included in the "Other assets" and "Other liabilities" line items on the consolidated balance sheets, respectively. Refer to Note 7 for more information on the Company's derivatives.
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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2025

The valuation of certain of the Company’s assets and liabilities, including residential mortgage loans, securitized debt, commercial loans, certain securities, loan purchase commitments and forward purchase commitments, is determined by the Manager using third-party pricing services where available, valuation analyses from third-party pricing service providers, or model-based pricing. Third-party pricing service providers conduct independent valuation analyses based on a review of source documents, available market data, and comparable investments. The analyses provided by valuation service providers are reviewed and considered by the Manager. The evaluation considers the underlying characteristics of each loan, which are observable inputs, including: coupon, maturity date, loan age, reset date, collateral type, periodic and life cap, geography, and historical prepayment speeds. The Company also considers loan servicing data, as available, forward interest rates, general economic conditions, home price index forecasts, and valuations of the underlying properties. The variables considered most significant to the determination of the fair value of these assets and liabilities include market-implied discount rates, projections of default rates, delinquency rates, prepayment rates, loss severity, recovery rates, reperformance rates, timeline to liquidation, and, for forward purchase commitments, pull-through rates. The Company and third-party pricing service providers use loan level data and macro-economic inputs to generate loss adjusted cash flows and other information in determining the fair value. Because of the inherent uncertainty of such valuation, the fair value established for these assets and liabilities held by the Company may differ from the fair value that would have been established if a ready market existed for these mortgage loans.

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

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the three and six months ended June 30, 2025 and 2024.

The Company did not have any transfers of assets or liabilities between Levels 1 or 2 and Level 3 of the fair value hierarchy during the three and six months ended June 30, 2025 and 2024. Transfers into the Level 3 category of the fair value hierarchy occur due to instruments exhibiting indications of reduced levels of market transparency. Transfers out of the Level 3 category of the fair value hierarchy occur due to instruments exhibiting indications of increased levels of market transparency. Indications of increases or decreases in levels of market transparency include a change in observable transactions or executable quotes involving these instruments or similar instruments. Changes in these indications could impact price transparency, and thereby cause a change in level designations in future periods.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2025
The following tables present additional information about the Company’s assets and liabilities which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value (in thousands).

Three Months Ended June 30, 2025
	Residential Mortgage Loans (1)	Legacy WMC Commercial Loans	Non-Agency RMBS	Other Assets (2)	AG Arc	Securitized Debt	Other Liabilities (2)
Beginning balance	$6,809,796	$65,504	$141,118	$—	$32,242	$(5,836,691)	$—
Purchases	444,852	—	—	—	—	—	—
Issuances of Securitized Debt	—	—	—	—	—	(314,660)	—
Proceeds from sales or settlements	(37,333)	—	—	—	—	—	—
Principal repayments	(234,788)	—	(2,608)	—	—	212,374	—
Principal funding	4,572	—	—	—	—	—	—
Included in net income:
Net premium and discount amortization (3)	2,214	63	(826)	—	—	(6,650)	—
Net realized gain/(loss)	(655)	—	—	—	—	—	—
Net unrealized gain/(loss)	(11,460)	(684)	261	511	—	7,990	(51)
Equity in earnings/(loss) from affiliates	—	—	—	—	(37)	—	—
Other (4)	(2,199)	—	—	—	—	—	—
Ending Balance	$6,974,999	$64,883	$137,945	$511	$32,205	$(5,937,637)	$(51)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of June 30, 2025
Net premium and discount amortization (3)	$2,219	$63	$(826)	$—	$—	$(6,650)	$—
Net unrealized gain/(loss)	(11,437)	(684)	261	511	—	7,990	(51)
Equity in earnings/(loss) from affiliates	—	—	—	—	(37)	—	—

Three Months Ended June 30, 2024
	Residential Mortgage Loans (1)	Legacy WMC Commercial Loans	Non-Agency RMBS	Legacy WMC CMBS	Legacy WMC Other Securities	Other Assets (2)	AG Arc	Securitized Debt	Other Liabilities (2)
Beginning balance	$5,848,560	$66,474	$39,163	$3,268	$1,220	$472	$33,190	$(4,980,942)	$(159)
Purchases	422,580	—	18,051	—	—	—	—	—	—
Issuances of Securitized Debt	—	—	—	—	—	—	—	(294,356)	—
Capital distributions	—	—	—	—	—	—	(169)	—	—
Proceeds from sales or settlements	—	—	—	—	—	(547)	—	—	708
Principal repayments	(171,522)	—	—	—	—	—	—	159,776	—
Included in net income:
Net premium and discount amortization (3)	4,131	140	17	—	(43)	—	—	(7,738)	—
Net realized gain/(loss)	54	—	—	—	—	547	—	—	(708)
Net unrealized gain/(loss)	(8,753)	139	161	(2,541)	31	(26)	—	6,071	(401)
Equity in earnings/(loss) from affiliates	—	—	—	—	—	—	1,933	—	—
Other (4)	(2,534)	—	—	—	—	—	—	—	—
Ending Balance	$6,092,516	$66,753	$57,392	$727	$1,208	$446	$34,954	$(5,117,189)	$(560)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of June 30, 2024
Net premium and discount amortization (3)	$4,131	$140	$17	$—	$(43)	$—	$—	$(7,738)	$—
Net unrealized gain/(loss)	(8,753)	139	161	(2,541)	31	446	—	6,071	(560)
Equity in earnings/(loss) from affiliates	—	—	—	—	—	—	1,933	—	—
(1)Includes Securitized residential mortgage loans.
(2)Other assets and Other liabilities include loan purchase commitments and derivative forward purchase commitments.
(3)Included in the "Interest income" and "Interest expense" line items on the consolidated statement of operations for assets and liabilities, respectively.
(4)Includes transfers of residential mortgage loans to real estate owned as well as activity related to advances.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2025

Six Months Ended June 30, 2025
	Residential Mortgage Loans (1)	Legacy WMC Commercial Loans	Non-Agency RMBS	Other Assets (2)	AG Arc	Securitized Debt	Other Liabilities (2)
Beginning balance	$6,416,066	$67,005	$115,533	$204	$30,778	$(5,491,967)	$(336)
Purchases	939,621	—	25,963	—	—	—	—
Issuances of Securitized Debt	—	—	—	—	—	(723,330)	—
Proceeds from sales or settlements	(57,761)	—	—	(258)	—	—	298
Principal repayments	(422,385)	—	(3,702)	—	—	383,149	—
Principal funding	6,953	—	—	—	—	—	—
Included in net income:
Net premium and discount amortization (3)	4,105	333	(1,518)	—	—	(13,457)	—
Net realized gain/(loss)	(1,722)	—	—	258	—	—	(298)
Net unrealized gain/(loss)	96,383	(2,455)	1,669	307	—	(92,032)	285
Equity in earnings/(loss) from affiliates	—	—	—	—	1,427	—	—
Other (4)	(6,261)	—	—	—	—	—	—
Ending Balance	$6,974,999	$64,883	$137,945	$511	$32,205	$(5,937,637)	$(51)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of June 30, 2025
Net premium and discount amortization (3)	$4,064	$333	$(1,518)	$—	$—	$(13,457)	$—
Net unrealized gain/(loss)	95,526	(2,455)	1,669	511	—	(92,032)	(51)
Equity in earnings/(loss) from affiliates	—	—	—	—	1,427	—	—

Six Months Ended June 30, 2024
	Residential Mortgage Loans (1)	Legacy WMC Commercial Loans	Non-Agency RMBS	Legacy WMC CMBS	Legacy WMC Other Securities	Other Assets (2)	AG Arc	Securitized Debt	Other Liabilities (2)
Beginning balance	$5,675,135	$66,303	$37,533	$5,796	$1,156	$1,172	$33,574	$(4,711,623)	$(7)
Purchases	710,197	—	18,051	—	—	—	—	—	—
Issuances of Securitized Debt	—	—	—	—	—	—	—	(658,255)	—
Capital distributions	—	—	—	—	—	—	(481)	—	—
Proceeds from sales or settlements	—	—	—	—	—	(1,728)	—	—	757
Principal repayments	(312,147)	—	—	—	—	—	—	284,363	—
Included in net income:
Net premium and discount amortization (3)	8,328	200	33	(63)	(97)	—	—	(15,316)	—
Net realized gain/(loss)	56	—	—	—	—	1,728	—	—	(757)
Net unrealized gain/(loss)	14,303	250	1,775	(5,006)	149	(726)	—	(16,358)	(553)
Equity in earnings/(loss) from affiliates	—	—	—	—	—	—	1,861	—	—
Other (4)	(3,356)	—	—	—	—	—	—	—	—
Ending Balance	$6,092,516	$66,753	$57,392	$727	$1,208	$446	$34,954	$(5,117,189)	$(560)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of June 30, 2024
Net premium and discount amortization (3)	$8,328	$200	$33	$(63)	$(97)	$—	$—	$(15,316)	$—
Net unrealized gain/(loss)	14,303	250	1,775	(5,006)	149	446	—	(16,358)	(560)
Equity in earnings/(loss) from affiliates	—	—	—	—	—	—	1,861	—	—
(1)Includes Securitized residential mortgage loans.
(2)Other assets and Other liabilities include loan purchase commitments and derivative forward purchase commitments.
(3)Included in the "Interest income" and "Interest expense" line items on the consolidated statement of operations for assets and liabilities, respectively.
(4)Includes transfers of residential mortgage loans to real estate owned as well as activity related to advances.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2025
The following table presents a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of investments for which the Company has utilized Level 3 inputs to determine fair value as of June 30, 2025 and December 31, 2024 ($ in thousands).

		June 30, 2025		December 31, 2024
Valuation Technique	Unobservable Input	Fair Value	Range (Weighted Average) (1)	Fair Value	Range (Weighted Average) (1)
Securitized Residential Mortgage Loans
	Yield		5.46% - 17.20% (5.98%)		5.75% - 11.18% (6.26%)
Discounted Cash Flow	Projected Collateral Prepayments	$6,648,988	4.26% - 12.64% (8.90%)	$6,197,678	4.95% - 14.48% (8.87%)
	Projected Collateral Losses		0.00% - 1.76% (0.10%)		0.00% - 2.02% (0.08%)
	Projected Collateral Severities		-37.99% - 26.00% (19.96%)		-19.30% - 26.00% (19.34%)
Residential Mortgage Loans
	Yield		3.70% - 13.35% (7.64%)		6.44% - 15.63% (7.76%)
Discounted Cash Flow	Projected Collateral Prepayments	$326,011	4.60% - 40.14% (19.57%)	$218,388	1.29% - 32.03% (17.65%)
	Projected Collateral Losses		0.00% - 8.11% (1.44%)		0.00% - 26.56% (1.00%)
	Projected Collateral Severities		-25.00% - 100.00% (10.00%)		-25.96% - 25.00% (16.59%)
Legacy WMC Commercial Loans
	Yield		11.09% - 14.01% (13.01%)		8.06% - 9.63% (9.11%)
Discounted Cash Flow	Credit Spread	$64,883	667 bps - 916 bps (831 bps)	$67,005	377 bps - 512 bps (467 bps)
	Recovery Percentage (2)		97.43% - 100.00% (98.31%)		100.00% - 100.00% (100.00%)
Non-Agency RMBS
	Yield		5.26% - 20.00% (8.26%)		5.86% - 25.00% (7.90%)
Discounted Cash Flow	Projected Collateral Prepayments	$137,945	7.45% - 12.87% (10.99%)	$115,533	7.37% - 14.50% (11.46%)
	Projected Collateral Losses		0.00% - 0.36% (0.08%)		0.00% - 0.18% (0.04%)
	Projected Collateral Severities		10.00% - 100.00% (43.40%)		10.00% - 25.00% (18.17%)
Other Assets (3)
	Yield		5.69% - 6.66% (6.09%)		6.59% - 7.70% (6.72%)
Discounted Cash Flow	Projected Collateral Prepayments	$511	6.28% - 26.31% (17.41%)	$204	11.52% - 25.78% (19.09%)
	Projected Collateral Losses		0.02% - 3.38% (0.34%)		0.02% - 2.73% (0.71%)
	Projected Collateral Severities		10.00% - 10.00% (10.00%)		10.00% - 10.00% (10.00%)
	Pull Through Percentages		65.00% - 100.00% (97.22%)		60.00% - 100.00% (89.33%)
AG Arc
Comparable Multiple	Book Value Multiple	$32,205	1.00x - 1.00x (1.00x)	$30,778	0.95x - 0.95x (0.95x)
Securitized Debt
	Yield		4.70% - 25.00% (5.58%)		5.11% - 25.00% (5.86%)
Discounted Cash Flow	Projected Collateral Prepayments	$(5,937,637)	4.26% - 12.64% (8.90%)	$(5,491,967)	4.95% - 14.48% (8.85%)
	Projected Collateral Losses		0.00% - 0.50% (0.09%)		0.00% - 0.50% (0.07%)
	Projected Collateral Severities		10.00% - 26.00% (20.22%)		10.00% - 26.00% (19.63%)
Other Liabilities (3)
	Yield		6.08% - 6.77% (6.33%)		6.58% - 6.96% (6.67%)
Discounted Cash Flow	Projected Collateral Prepayments	$(51)	4.46% - 25.65% (11.75%)	$(336)	9.00% - 26.94% (18.34%)
	Projected Collateral Losses		0.03% - 3.03% (0.76%)		0.01% - 1.36% (0.17%)
	Projected Collateral Severities		10.00% - 10.00% (10.00%)		10.00% - 10.00% (10.00%)
	Pull Through Percentages		65.00% - 100.00% (96.39%)		65.00% - 100.00% (90.48%)
(1)Amounts are weighted based on fair value.
(2)Represents the proportion of the principal expected to be collected relative to the loan balances as of June 30, 2025 and December 31, 2024.
(3)Other assets and Other liabilities include loan purchase commitments and derivative forward purchase commitments.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2025
6. Financing

The following table presents a summary of the Company's financing as of June 30, 2025 and December 31, 2024 ($ in thousands).

	June 30, 2025						December 31, 2024
	Financing			Weighted Average		Collateral Fair Value (1)(2)	Financing
	Current Face	Carrying Value	Stated Maturity	Funding Cost	Life (Years)		Carrying Value
Financing Arrangements by Asset Type (3)
Securitized Residential Mortgage Loans (4)
Non-Agency Loans	$395,586	$395,691	Jul 2025 - May 2026	6.14%	0.20	$675,565	$370,913
Re- and Non-Performing Loans	27,124	27,124	Jul 2025	6.59%	0.03	40,965	31,798
Residential Mortgage Loans (5)
Agency-Eligible Loans	1,424	1,424	Jul 2025	6.17%	0.08	1,509	95,688
Home Equity Loans	259,275	259,275	Jun 2026	6.52%	0.94	323,930	87,440
Non-Agency Loans	—	—	N/A	N/A	N/A	—	7,615
Legacy WMC Commercial Loans	30,936	30,936	Mar 2026	7.40%	0.73	64,883	47,222
Non-Agency RMBS	97,091	97,091	Jul 2025 - May 2026	5.27%	0.13	131,218	78,978
Legacy WMC CMBS	20,164	20,164	Jul 2025	6.15%	0.04	56,173	20,416
Agency RMBS	11,832	11,832	Jul 2025 - Sept 2025	4.87%	0.23	16,970	2,038
Total Financing Arrangements	$843,432	$843,537		6.20%	0.43	$1,311,213	$742,108

Securitized debt, at fair value (6)(7)
Non-Agency Loans (8)	$6,112,735	$5,839,789	N/A	5.26%	6.01	N/A	$5,391,413
Re- and Non-Performing Loans	106,001	97,848	N/A	3.39%	3.37	N/A	100,554
Total Securitized Debt	$6,218,736	$5,937,637		5.22%	5.97	N/A	$5,491,967

Senior Unsecured Notes (9)
February 2029 Senior Unsecured Notes	$34,500	$33,174	Feb 2029	10.79%	3.68	N/A	$33,028
May 2029 Senior Unsecured Notes	65,000	62,906	May 2029	10.52%	3.93	N/A	62,693
Total Senior Unsecured Notes	$99,500	$96,080		10.61%	3.84	N/A	$95,721

Total Financing	$7,161,668	$6,877,254		5.41%	5.44	$1,311,213	$6,329,796
(1)The Company also had $2.2 million and $10.6 million of cash pledged under repurchase agreements as of June 30, 2025 and December 31, 2024, respectively.
(2)Under the terms of the Company’s financing agreements, the Company's financing counterparties may, in certain cases, sell or re-hypothecate the pledged collateral.
(3)Financing arrangements are recorded at amortized cost in the Company's consolidated balance sheets. The fair value of certain of the Company's financing arrangements approximates the carrying value due to their floating interest rates and short-term maturities of generally one year or less. As of June 30, 2025, the Company had certain fixed-rate long-term financing arrangements which had an amortized cost of $43.4 million. The fair value of the fixed-rate long-term financing arrangements approximates the carrying value as this financing arrangement matured and was paid off in July 2025. Financing arrangements are classified as Level 2 of the fair value hierarchy.
(4)Amounts pledged as collateral under Securitized residential mortgage loans include certain of the Company's retained interests in securitizations. Refer to Note 3 for more information on the Non-Agency VIEs and RPL/NPL VIEs.
(5)The Company's Residential mortgage loan financing arrangements include a maximum borrowing capacity of $1.9 billion on facilities used to finance Agency-Eligible, Home Equity and Non-Agency Loans of which $50 million is committed by the lender.
(6)The holders of the securitized debt have no recourse to the general credit of the Company. The Company has no obligation to provide any other explicit or implicit support to the Non-Agency VIEs and RPL/NPL VIEs.
(7)The weighted average funding costs are calculated based on the amortized cost of the underlying securities.
(8)The current face on the Company's Securitized debt in the Company's Non-Agency VIEs excludes Interest Only classes which have no principal balances and bear interest based on a notional value. The notional value is used solely to determine interest distributions on the interest only classes of securities. As of June 30, 2025, the notional value of interest only classes of Securitized debt was $2.0 billion.
(9)The Senior Unsecured Notes are recorded at amortized cost in the Company's consolidated balance sheets. As of June 30, 2025, the fair value of the Senior Unsecured Notes was $101.0 million. The fair value of the Senior Unsecured Notes is based upon prices obtained from third-party pricing services or broker quotations and are classified as Level 2 of the fair value hierarchy.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2025
Senior Unsecured Notes

The Company’s Senior Unsecured Notes consist of $34.5 million principal amount 9.500% Senior Notes due February 2029 ("February 2029 Senior Unsecured Notes") and $65.0 million principal amount 9.500% Senior Notes due May 2029 ("May 2029 Senior Unsecured Notes" and together with the February 2029 Senior Unsecured Notes, the "Senior Unsecured Notes"). The February 2029 Senior Unsecured Notes were issued on January 26, 2024 in a public offering for net proceeds of approximately $32.8 million and the May 2029 Senior Unsecured Notes were issued on May 15, 2024 in a public offering for net proceeds of approximately $62.4 million. The below table provides a summary of the Senior Unsecured Notes as of June 30, 2025 ($ in thousands).

	Principal Amount (1)	Carrying Value	Maturity Date (2)	Redemption Date (3)	Rate (4)
February 2029 Senior Unsecured Notes	$34,500	$33,174	February 15, 2029	February 15, 2026	9.500%
May 2029 Senior Unsecured Notes	$65,000	$62,906	May 15, 2029	May 15, 2026	9.500%
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

The below table details the total interest expense incurred on the Senior Unsecured Notes during the three and six months ended June 30, 2025 and 2024 (in thousands).

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Coupon interest expense	$2,363	$1,608	$4,726	$2,200
Amortization expense	182	117	359	164
Total interest expense	$2,545	$1,725	$5,085	$2,364

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

There was no interest expense incurred during the three and six months ended June 30, 2025 as the Legacy WMC Convertible Notes matured in September 2024. The below table details the total interest expense incurred on the Legacy WMC Convertible Notes during the three and six months ended June 30, 2024 (in thousands).

	Three Months Ended	Six Months Ended
	June 30, 2024	June 30, 2024
Coupon interest expense	$1,335	$2,708
Amortization expense	319	641
Total interest expense	$1,654	$3,349

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2025
Contractual maturities

The following table allocates the current face of the Company's borrowings under financing arrangements and the Senior Unsecured Notes as of June 30, 2025 by contractual maturity (in thousands). Securitized debt is excluded from the below table as it does not have a contractual maturity.

	Within 30 Days	Over 30 Days to 3 Months	Over 3 Months to 12 Months	Over 12 Months	Total
Financing Arrangements by Asset Type
Securitized Residential Mortgage Loans
Non-Agency Loans	$155,617	$207,934	$32,035	$—	$395,586
Re- and Non-Performing Loans	27,124	—	—	—	27,124
Residential Mortgage Loans
Agency-Eligible Loans	1,424	—	—	—	1,424
Home Equity Loans	—	—	259,275	—	259,275
Legacy WMC Commercial Loans (1)	—	—	30,936	—	30,936
Non-Agency RMBS	55,785	37,718	3,588	—	97,091
Legacy WMC CMBS	20,164	—	—	—	20,164
Agency RMBS	760	11,072	—	—	11,832
Total Financing Arrangements	$260,874	$256,724	$325,834	$—	$843,432

Senior Unsecured Notes
February 2029 Senior Unsecured Notes	$—	$—	$—	$34,500	$34,500
May 2029 Senior Unsecured Notes	—	—	—	65,000	65,000
Total Senior Unsecured Notes	$—	$—	$—	$99,500	$99,500
(1)Outstanding financing arrangements of $19.9 million is collateralized by Loans A, B, and C. The borrower for Loans A, B and C is currently in maturity default. The lender on the Company’s financing arrangements on Loans A, B and C is permitted to request a full repayment of the debt with respect to such assets. The Company does not currently expect its lender to request a full repayment of the related outstanding financing arrangements.
Counterparties

The Company had outstanding financing arrangements with six counterparties as of June 30, 2025 and December 31, 2024.

The following table presents information as of June 30, 2025 and December 31, 2024 with respect to each counterparty that provides the Company with financing for which the Company had greater than 5% of its stockholders’ equity at risk, excluding stockholders’ equity at risk under financing through affiliated entities ($ in thousands).

	June 30, 2025			December 31, 2024
Counterparty	Stockholders' Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity	Stockholders' Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity
Goldman Sachs Bank USA	$137,674	280	25.7%	$92,220	118	17.1%
BofA Securities, Inc.	129,603	75	24.2%	135,141	82	25.0%
Barclays Capital Inc.	68,421	73	12.8%	75,516	20	14.0%
Atlas Securitized Products, L.P.	33,987	267	6.3%	(1)	(1)	(1)
Various (2)	86,060	30	16.0%	81,855	211	15.2%
(1)As of December 31, 2024, the Company had less than 5% of its equity at risk under financing arrangements with Atlas Securitized Products, L.P.
(2)Certain retained interests in securitizations are held in WMC RR 2023-1 Trust, a wholly owned subsidiary of the Company. WMC RR 2023-1 Trust issued certificates which were sold to various third-party investors. WMC RR 2023-1 Trust matured and was paid off in July 2025.

Financial Covenants

The Company’s financing arrangements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each financing arrangement, typical

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2025
supplemental terms include requirements of minimum equity and liquidity, leverage ratios, and performance triggers. In addition, some of the financing arrangements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that the Company fails to comply with the covenants contained in these financing arrangements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the associated agreement. Financings pursuant to financing arrangements are generally recourse to the Company. As of June 30, 2025, the Company is in compliance with all of its financial covenants.

7. Other assets and liabilities

The following table details certain information related to the Company's "Other assets" and "Other liabilities" line items on its consolidated balance sheets as of June 30, 2025 and December 31, 2024 (in thousands).

	June 30, 2025	December 31, 2024
Other assets
Interest receivable	$38,494	$34,930
Real estate owned	7,580	3,537
Derivative assets, at fair value	41	204
Loan purchase commitment, at fair value	470	—
Other assets	3,148	3,269
Due from broker	2,266	—
Total Other assets	$51,999	$41,940

Other liabilities
Due to affiliates (1)	$4,199	$4,275
Interest payable	28,068	28,294
Derivative liabilities, at fair value	105	340
Loan purchase commitment, at fair value	46	—
Accrued expenses	4,893	1,698
Due to broker	5,005	48
Payable on unsettled trades	114	—
Taxes payable	99	103
Total Other liabilities	$42,529	$34,758
(1)Refer to Note 10 for more information.

Derivatives

The following table presents information related to the Company's derivatives and other instruments and their balance sheet location as of June 30, 2025 and December 31, 2024 (in thousands).

	Balance Sheet Location	June 30, 2025		December 31, 2024
Derivatives and Other Instruments (1)		Notional	Fair Value	Notional	Fair Value
Pay Fix/Receive Float Interest Rate Swap Agreements (2) (3)	Other assets	$124,500	$—	$337,550	$—
Pay Fix/Receive Float Interest Rate Swap Agreements (2) (3)	Other liabilities	220,500	(100)	5,000	(4)
Short TBAs	Other assets	195,000	—	—	—
Forward Purchase Commitments	Other assets	9,527	41	30,581	204
Forward Purchase Commitments	Other liabilities	2,022	(5)	35,398	(336)
(1)As of June 30, 2025 and December 31, 2024, no derivatives held by the Company were designated as hedges for accounting purposes.
(2)As of June 30, 2025, the Company applied a reduction in fair value of $5.3 million and $1.5 million to its interest rate swap assets and liabilities, respectively, related to variation margin with a corresponding increase or decrease in restricted cash. As of December 31, 2024, the Company applied a reduction in fair value of $11.4 million and $35.0 thousand to its interest rate swap assets and liabilities, respectively, related to variation margin with a corresponding increase or decrease in restricted cash, net of collateral posted by the Company's derivative counterparties.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2025
(3)As of June 30, 2025, the Company's pay fix/receive float interest rate swaps had a weighted average pay-fixed rate of 3.34%, a weighted average receive-variable rate of 4.45%, and a weighted average years to maturity of 5.28 years. As of December 31, 2024, the Company's pay fix/receive float interest rate swaps had a weighted average pay-fixed rate of 3.48%, a weighted average receive-variable rate of 4.49%, and a weighted average years to maturity of 4.86 years.

Derivative and other instruments eligible for offset are presented gross on the consolidated balance sheets as of June 30, 2025 and December 31, 2024, if applicable. The Company has not offset or netted any derivatives or other instruments with any financial instruments or cash collateral posted or received.

The Company must post cash or securities as collateral on its derivative instruments when their fair value declines. This typically occurs when prevailing market rates change adversely, with the severity of the change also dependent on the term of the derivatives involved. The posting of collateral is generally bilateral, meaning that if the fair value of the Company’s derivatives increases, its counterparty must post collateral. As of June 30, 2025, the Company's restricted cash balance included $9.2 million of collateral related to certain derivatives, of which $5.4 million represents cash collateral posted by the Company and $3.8 million represents amounts related to variation margin. As of December 31, 2024, the Company's restricted cash balance included $9.3 million of collateral related to certain derivatives, of which $0.7 million represents cash collateral posted by the Company and $8.6 million represents amounts related to variation margin.

The following table summarizes total income related to derivatives and other instruments for the three and six months ended June 30, 2025 and 2024 (in thousands).

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Included within Net interest component of interest rate swaps
Interest Rate Swaps	$821	$2,367	$1,558	$4,267

Included within Net unrealized gain/(loss)
Interest Rate Swaps	(194)	(1,719)	(6,730)	8,594
Short TBAs	—	155	—	63
Forward Purchase Commitments	36	(427)	168	(1,279)
	(158)	(1,991)	(6,562)	7,378

Included within Net realized gain/(loss)
Interest Rate Swaps	(3,350)	80	(2,568)	(3,061)
Short TBAs	662	14	662	24
Forward Purchase Commitments	—	(161)	(40)	971
	(2,688)	(67)	(1,946)	(2,066)
Total income/(loss)	$(2,025)	$309	$(6,950)	$9,579

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2025
Derivative Activity

The following table presents information about the Company’s derivatives for the three and six months ended June 30, 2025 and 2024 (in thousands).

	Beginning Notional Amount	Buys or Covers	Sales or Shorts (1)	Ending Notional Amount	Derivative Asset	Derivative Liability
Three Months Ended June 30, 2025
Interest Rate Swaps	$332,500	$296,500	$(284,000)	$345,000	$—	$(100)
Short TBAs (2)	—	300,000	(495,000)	(195,000)	—	—
Three Months Ended June 30, 2024
Interest Rate Swaps	$454,250	$498,000	$(134,250)	$818,000	$243	$—
Short TBAs	(32,000)	96,000	(64,000)	—	—	—
Six Months Ended June 30, 2025
Interest Rate Swaps	$342,550	$399,500	$(397,050)	$345,000	$—	$(100)
Short TBAs (2)	—	300,000	(495,000)	(195,000)	—	—
Six Months Ended June 30, 2024
Interest Rate Swaps	$503,000	$717,750	$(402,750)	$818,000	$243	$—
Short TBAs	(9,000)	130,000	(121,000)	—	—	—
(1)The sales or shorts include $60.0 million of interest rate swaps that matured during the six months ended June 30, 2024.
(2)As of June 30, 2025, the Company recorded a receivable from broker of $194.9 million and a fair value of $194.9 million related to its short TBAs.

8. Earnings per share

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share for the three and six months ended June 30, 2025 and 2024 (in thousands, except per share data).

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Numerator:
Net Income/(Loss)	$3,945	$3,925	$15,422	$24,815
Dividends on preferred stock	(5,321)	(4,586)	(10,625)	(9,172)
Net Income/(Loss) Available to Common Stockholders	$(1,376)	$(661)	$4,797	$15,643

Denominator:
Basic weighted average common shares outstanding	29,686	29,474	29,672	29,463
Dilutive effect of restricted stock units (1)	—	—	25	27
Diluted weighted average common shares outstanding	29,686	29,474	29,697	29,490

Earnings/(Loss) Per Share
Basic	$(0.05)	$(0.02)	$0.16	$0.53
Diluted	$(0.05)	$(0.02)	$0.16	$0.53
(1)Restricted stock units issued to certain directors of 20 thousand and 27 thousand were excluded from the computation of diluted earnings per share because its effect would be anti-dilutive for the three months ended June 30, 2025 and 2024, respectively.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2025
Dividends

The following tables detail the Company's common stock dividends declared during the six months ended June 30, 2025 and 2024.

Six Months Ended June 30, 2025				Six Months Ended June 30, 2024
Declaration Date	Record Date	Payment Date	Cash Dividend Per Share	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
3/17/2025	3/31/2025	4/30/2025	$0.20	3/15/2024	3/29/2024	4/30/2024	$0.18
6/17/2025	6/30/2025	7/31/2025	0.21	6/13/2024	6/28/2024	7/31/2024	0.19
Total			$0.41	Total			$0.37

The following tables detail the Company's preferred stock dividends declared and paid during the six months ended June 30, 2025 and 2024.

2025			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	8.25% Series A	8.00% Series B	8.000% Series C
2/14/2025	2/28/2025	3/17/2025	$0.51563	$0.50	$0.693062
5/5/2025	5/30/2025	6/17/2025	0.51563	0.50	0.704864
Total			$1.03126	$1.00	$1.397926

2024			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	8.25% Series A	8.00% Series B	8.000% Series C
2/16/2024	2/29/2024	3/18/2024	$0.51563	$0.50	$0.50
5/2/2024	5/31/2024	6/17/2024	0.51563	0.50	0.50
Total			$1.03126	$1.00	$1.00

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

Excise Tax

Excise tax represents a non-deductible 4% tax on the required amount of the Company’s ordinary income and net capital gains not distributed during the year. The expense is calculated in accordance with applicable tax regulations. The below table details excise tax expense for the three and six months ended June 30, 2025 and 2024, which is recorded in the “Non-investment related expenses” line item on the consolidated statement of operations (in thousands).

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Excise tax expense (1)	$(46)	$—	$43	$—
(1)During the three and six months ended June 30, 2025, the Company recorded a receivable of $0.1 million related to an excise tax refund in the “Other assets” line item on the consolidated balance sheets.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2025
REIT Net Operating Loss and Net Capital Loss Carryforwards

In connection with the WMC acquisition, the Company obtained federal net operating loss ("NOL") carryforwards of $321.6 million, of which $223.8 million do not have an expiration date and can be carried forward indefinitely. However, the Company’s use of the NOLs obtained in the WMC acquisition is limited under Section 382 of the Internal Revenue Code. As of June 30, 2025 and December 31, 2024, the remaining NOL carryforwards obtained in the WMC acquisition was $319.4 million.

As of June 30, 2025 and December 31, 2024, the Company had estimated net capital loss ("NCL") carryforwards of $279.3 million and $278.9 million, respectively. These NCL carryforwards (which exclude NCLs acquired from WMC) can be utilized to offset future net gains from the sale of capital assets. NCL carryforwards of $225.7 million were generated during the year ended December 31, 2020 and, if not utilized, will expire on December 31, 2025.

In connection with the WMC acquisition, the Company obtained NCL carryforwards. As of June 30, 2025 and December 31, 2024, these estimated NCL carryforwards were $151.6 million and $150.6 million, respectively. These NCL carryforwards will expire between 2026 and 2030. However, the Company’s use of these NCLs is limited under Sections 382 and 383 of the Internal Revenue Code.

Taxable REIT Subsidiaries

The Company elected to treat certain domestic subsidiaries as taxable REIT subsidiaries ("TRSs"). The Company’s financial results are generally not expected to reflect provisions for current or deferred income taxes, except for any activities conducted through one or more TRSs that are subject to corporate income taxation. Currently, the Company has wholly owned domestic TRSs that are taxable as corporations and subject to U.S. federal, state, and local income tax on net income at the applicable corporate rates. The federal statutory rate for the three and six months ended June 30, 2025 and 2024 was 21%. The Company’s effective tax rate differs from its combined U.S. federal, state, and local corporate statutory tax rate primarily due to income earned at the REIT, which is not subject to tax, due to the deduction for qualifying distributions made by the Company, and any change in the valuation allowance as disclosed in further detail below. The tax expense attributable to its TRSs is recorded in the "Non-investment related expenses" line item on the consolidated statement of operations. The below table details the tax expense attributable to its TRSs for the three and six months ended June 30, 2025 and 2024 (in thousands).

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Tax expense	$26	$17	$54	$42

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax reporting purposes at the TRS level. As of June 30, 2025 and December 31, 2024, the Company recorded a deferred tax asset of approximately $33.5 million and $34.7 million, respectively, relating to net operating loss carryforwards, capital loss carryforwards, and basis differences of certain investments held within TRSs. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences become deductible. The Company concluded it is more likely than not the deferred tax asset will not be realized and established a full valuation allowance as of June 30, 2025 and December 31, 2024.

Uncertain Income Tax Positions

Based on its analysis of any potential uncertain income tax positions, the Company concluded it did not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of June 30, 2025 and December 31, 2024. The Company’s and WMC's federal income tax returns for the last three tax years are open to examination by the Internal Revenue Service. There are no ongoing U.S. federal, state or local tax examinations related to the Company. In the event that the Company incurs income tax related interest and penalties, its policy is to classify them as a component of provision for income taxes. The Company did not incur any interest or penalties during the three and six months ended June 30, 2025 and 2024.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2025
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

The below table details the management fees incurred during the three and six months ended June 30, 2025 and 2024 (in thousands).

	Three Months Ended		Six Months Ended
Consolidated statements of operations line item:	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Management fee to affiliate (1)	$2,301	$1,753	$4,628	$3,494
(1)For the three and six months ended June 30, 2024, the Manager agreed to waive its right to receive management fees of $0.6 million and $1.2 million, respectively, pursuant to the MITT Management Agreement Amendment executed in connection with the WMC acquisition.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2025
As of June 30, 2025 and December 31, 2024, the Company recorded management fees payable of $2.3 million and $2.3 million, respectively. The management fee payable is included within the "Due to affiliates" item within the "Other liabilities" line item on the consolidated balance sheets.

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

During the three and six months ended June 30, 2025 and 2024, the Company did not incur any incentive fee expense.

Termination fee

Upon the occurrence of (i) the Company’s termination of the management agreement without cause or (ii) the Manager’s termination of the management agreement upon a breach by the Company of any material term of the management agreement, the Manager will be entitled to a termination fee equal to three times the average annual management fee during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter. As of June 30, 2025 and December 31, 2024, no event of termination of the management agreement had occurred.

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

The below table details the expense reimbursement incurred during the three and six months ended June 30, 2025 and 2024 (in thousands).

	Three Months Ended		Six Months Ended
Consolidated statements of operations line item:	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Non-investment related expenses (1)	$1,304	$1,636	$3,143	$3,300
Investment related expenses	95	87	295	201
Transaction related expenses	109	306	369	374
Expense reimbursements to Manager or its affiliates	$1,508	$2,029	$3,807	$3,875
(1)For the three and six months ended June 30, 2024, the Manager agreed to waive its right to receive expense reimbursements of $0.3 million and $0.6 million, respectively, pursuant to the MITT Management Agreement Amendment executed in connection with the WMC acquisition.

As of June 30, 2025 and December 31, 2024, the Company recorded a reimbursement payable to the Manager or its affiliates of $1.7 million and $1.7 million, respectively. The reimbursement payable to the Manager or its affiliates is included within the "Due to affiliates" line item within the "Other liabilities" line item on the consolidated balance sheets.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2025
Investments in debt and equity of affiliates

The Company invests in credit sensitive residential assets through affiliated entities which hold an ownership interest in the assets. The Company is one investor, amongst other investors managed by affiliates of TPG Angelo Gordon, in such entities and has applied the equity method of accounting for such investments.

Arc Home

On December 9, 2015, the Company, alongside private funds managed by TPG Angelo Gordon, through AG Arc LLC, one of the Company’s indirect affiliates ("AG Arc"), formed Arc Home. As of June 30, 2025, the Company had an approximate 44.6% interest in AG Arc. Arc Home originates residential mortgage loans and retains the mortgage servicing rights associated with certain loans it originates. Arc Home is led by an external management team. The Company has chosen to make a fair value election with respect to its investment in AG Arc pursuant to ASC 825. The Company elected to treat its investment in AG Arc as a taxable REIT subsidiary. Refer to Note 14 for additional details related to the Company’s acquisition of an additional interest in AG Arc on August 1, 2025.

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

Summary of investments in debt and equity of affiliates and related earnings

The below table summarizes the components of the "Investments in debt and equity of affiliates" line item on the Company's consolidated balance sheets as of June 30, 2025 and December 31, 2024 (in thousands).

	June 30, 2025			December 31, 2024
	Assets	Liabilities	Equity	Assets	Liabilities	Equity
Non-QM Securities (1)	$11,912	$—	$11,912	$13,304	$—	$13,304
Re/Non-Performing Securities	711	—	711	2,462	(588)	1,874
Total Residential Investments	12,623	—	12,623	15,766	(588)	15,178
AG Arc, at fair value	32,205	—	32,205	30,778	—	30,778
Cash and Other assets/(liabilities)	959	(131)	828	910	(25)	885
Investments in debt and equity of affiliates	$45,787	$(131)	$45,656	$47,454	$(613)	$46,841
(1)MATH, through its wholly owned subsidiary MATT, only holds risk-retention tranches from past securitizations which continue to pay down and the Company does not expect MATT to acquire additional investments.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2025

The below table reconciles the net income/(loss) to the "Equity in earnings/(loss) from affiliates" line item on the Company's consolidated statements of operations for the three and six months ended June 30, 2025 and 2024 (in thousands).

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Non-QM Securities	$268	$(828)	$197	$1,377
Re/Non-Performing Securities	—	211	(120)	316
AG Arc (1)	(37)	1,528	1,339	1,255
Equity in earnings/(loss) from affiliates	$231	$911	$1,416	$2,948
(1)Earnings/(loss) recognized by AG Arc do not include the Company's portion of gains or losses recorded by Arc Home in connection with the sale of residential mortgage loans to the Company. Refer to "Transactions with Arc Home" below for more information on this accounting policy.

Transactions with affiliates

Transactions with Red Creek Asset Management LLC

In connection with the Company’s investments in residential mortgage loans, the Company engages asset managers to provide advisory, consultation, asset management, and other services. The Company engaged Red Creek Asset Management LLC (the "Asset Manager"), a related party of the Manager and direct subsidiary of TPG Angelo Gordon, as the asset manager for certain of its residential mortgage loans. The Company pays the Asset Manager asset management fees which are assessed periodically by a third-party valuation firm. The below details the fees paid by the Company to the Asset Manager during the three and six months ended June 30, 2025 and 2024 (in thousands).

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Fees paid to Asset Manager	$533	$667	$1,173	$1,325

As of June 30, 2025 and December 31, 2024, the Company recorded asset management fees payable of $0.2 million and $0.2 million, respectively. Asset management fees payable are included within the "Due to affiliates" line item within the "Other liabilities" line item on the consolidated balance sheets.

Transactions with Arc Home

Arc Home may sell loans to the Company, third-parties, or affiliates of the Manager. The below table details the unpaid principal balance of residential mortgage loans sold to the Company during the three and six months ended June 30, 2025 and 2024 (in thousands).

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Residential mortgage loans sold by Arc Home to the Company	$—	$133,591	$60,957	$213,382

In connection with the sale of loans from Arc Home to the Company, the Company eliminates any intra-entity profits or losses typically recognized through the "Equity in earnings/(loss) from affiliates" line item on the Company's consolidated statement of operations and adjusts the cost basis of the underlying loans resulting in unrealized gains or losses on the underlying loans. The table below summarizes intra-entity profits eliminated during the three and six months ended June 30, 2025 and 2024 (in thousands).

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Intra-Entity Profits Eliminated	$—	$405	$88	$606

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
June 30, 2025
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

Date	Transaction	Fair Value (1)	Pricing Methodology
June 2025	Purchase of Re/Non-Performing Securities (2)	$0.1	Third party pricing vendors (3)
(1)As of the transaction date.
(2)The Company purchased an additional interest in certain re/non-performing securities which are recorded within the “Investments in debt and equity of affiliates” line item on the consolidated balance sheets.
(3)Pricing was based on valuations prepared by third-party pricing vendors in accordance with the Company's policy.

11. Equity

Stock repurchase programs

On August 3, 2022, the Company's Board of Directors authorized a stock repurchase program (the "2022 Repurchase Program") to repurchase up to $15.0 million of the Company’s outstanding common stock. The 2022 Repurchase Program does not have an expiration date and permits the Company to repurchase its shares through various methods, including open market repurchases, privately negotiated block transactions and Rule 10b5-1 plans. The Company may repurchase shares of its common stock from time to time in compliance with SEC regulations and other legal requirements. The extent to which the Company repurchases its shares, and the timing, manner, price, and amount of any such repurchases, will depend upon a variety of factors including market conditions and other corporate considerations as determined by the Company’s management, as well as the limits of the 2022 Repurchase Program and the Company's liquidity and business strategy. The 2022 Repurchase Program does not obligate the Company to acquire any particular amount of shares and may be modified or discontinued at any time. As of June 30, 2025, approximately $1.5 million of common stock remained authorized for future share repurchases under the 2022 Repurchase Program. There were no repurchases during the three and six months ended June 30, 2025 and 2024.

On May 4, 2023, the Company's Board of Directors authorized a stock repurchase program (the "2023 Repurchase Program") to repurchase up to $15.0 million of the Company’s outstanding common stock on substantially the same terms as the 2022 Repurchase Program. As of June 30, 2025, the full $15.0 million authorized amount remains available for repurchase under the 2023 Repurchase Program. This authorization is in addition to the amount remaining under the 2022 Repurchase Program.

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

Restricted stock grants

Equity Incentive Plans

Effective April 15, 2020 upon the approval of the Company's stockholders at its 2020 annual meeting of stockholders, the Company's 2020 Equity Incentive Plan (the "2020 Equity Incentive Plan") provided for a maximum of 666,666 shares of common stock to be issued.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2025
Under the 2020 Equity Incentive Plan, the Company granted an aggregate of 285,825 shares of restricted common stock to its independent directors, all of which have vested.

On December 6, 2023, in connection with the WMC acquisition, the Company granted an aggregate 25,962 restricted stock units to the Company's two independent directors added to the Company's Board of Directors who previously served on WMC's board of directors, all of which have vested. Through May 5, 2025, the two independent directors have also been granted an aggregate of 4,098 dividend equivalent units, all of which have vested. These restricted stock units and associated dividend equivalent units will be settled in shares of the Company's common stock upon each independent director's separation from service with the Company. On May 5, 2025, 15,030 restricted stock units and dividend equivalent units previously issued under the 2020 Equity Incentive Plan were settled for shares of the Company’s common stock, on a one-for-one basis, in connection with an independent director no longer serving on the Company’s Board of Directors as of May 5, 2025.

On May 5, 2025, following approval by stockholders at the Company’s annual stockholders meeting, the Company’s 2025 Equity Incentive Plan (the “2025 Equity Incentive Plan”) became effective. The maximum number of shares of the Company’s common stock that may be issued under the 2025 Equity Incentive Plan is 800,000 shares of common stock, plus 220,781 shares of common stock (which reflects the number of shares that remained available for issuance under the 2020 Equity Incentive Plan as of May 4, 2025), plus 130,000 shares of common stock that remain subject to outstanding awards under the 2020 Equity Incentive Plan but only to the extent that such shares become forfeited or otherwise lapse. As a result of the adoption of the 2025 Equity Incentive Plan, no additional awards will be granted under the 2020 Equity Incentive Plan (although awards previously made under the 2020 Equity Incentive Plan will remain in effect subject to the terms of the 2020 Equity Incentive Plan and the applicable award agreement). As of June 30, 2025, there were no shares or awards issued under the 2025 Equity Incentive Plan.

Manager Equity Incentive Plans

Following approval of the Company's stockholders at its 2021 annual meeting of stockholders, the AG Mortgage Investment Trust, Inc. 2021 Manager Equity Incentive Plan (the "2021 Manager Plan") became effective on April 7, 2021 and provides for a maximum of 573,425 shares of common stock that may be subject to awards thereunder to the Manager. As of June 30, 2025, there were no shares or awards issued under the 2021 Manager Plan. Following the execution of the Third Amendment to the management agreement in November 2021 related to the incentive fee, the Company's compensation committee no longer expects to continue its historical practice of making periodic equity grants to the Manager pursuant to the 2021 Manager Plan.

Director compensation

As of June 30, 2025, the Company's Board of Directors consisted of four independent directors. The annual base director's fee for each independent director is $150,000, $70,000 of which is payable on a quarterly basis in cash and $80,000 of which is payable on a quarterly basis in shares of restricted common stock. The number of shares of restricted common stock to be issued each quarter to each independent director is determined based on the average of the high and low prices of the Company’s common stock on the New York Stock Exchange on the last trading day of each fiscal quarter. To the extent that any fractional shares would otherwise be issuable and payable to each independent director, a cash payment is made to each independent director in lieu of any fractional shares. All directors’ fees are paid pro rata (and restricted common stock grants determined) on a quarterly basis in arrears, and shares issued are fully vested and non-forfeitable. These shares may not be sold or transferred by such director during the time of their service as an independent member of the Company’s Board of Directors.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2025
At the time of such termination, $51.7 million remained unsold under the prior program. The Company did not issue any shares of common stock under any of its equity distribution agreements then in effect during the three and six months ended June 30, 2025 and 2024.

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

Preferred stock

The Company is authorized to designate and issue up to 50.0 million shares of preferred stock, par value $0.01 per share, in one or more classes or series. As of June 30, 2025 and December 31, 2024, there were 1.7 million, 3.7 million, and 3.7 million of Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock, respectively, issued and outstanding.

The following table includes a summary of preferred stock issued and outstanding as of June 30, 2025 ($ and shares in thousands).

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2025
12. Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2025, the Company was not involved in any material legal proceedings.

The below table details the Company's outstanding commitments as of June 30, 2025 (in thousands).

Commitment type	Date of Commitment	Total Commitment	Funded Commitment	Remaining Commitment
Agency-Eligible Loans (1)	Various	$70,467	$—	$70,467
Home Equity Loans (2)	Various	326,930	301,680	25,250
Total		$397,397	$301,680	$95,717
(1)The Company entered into commitments to acquire certain loans which have not yet settled as of June 30, 2025. The total commitment amount represents the agreed upon purchase price of any outstanding unpaid principal balance the Company has committed to purchase. The total commitment to purchase Agency-Eligible Loans includes $58.7 million related to Loan Purchase Commitments with third parties and $11.7 million related to Forward Purchase Commitments with Arc Home. Refer to Note 10 "Transactions with affiliates" for more information related to Forward Purchase Commitments with Arc Home.
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

14. Subsequent Events

The Company announced that on July 31, 2025, its Board of Directors declared third quarter 2025 preferred stock dividends on its Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock in the amount of $0.51563, $0.50 and $0.706042 per share, respectively. The dividends will be paid on September 17, 2025 to holders of record on August 29, 2025.

Financing Activity

On July 10, 2025, the Company co-sponsored a rated Non-Agency securitization, in which Home Equity Loans with a total unpaid principal balance of $301.3 million were securitized, converting recourse financing with mark-to-market margin calls to non-recourse financing without mark-to-market margin calls.

On July 18, 2025, the Company paid off certain fixed-rate long-term financing arrangements which had an outstanding unpaid principal balance and accrued interest payable of $43.8 million. The financing was collateralized by certain of the Company's retained interests in securitizations acquired from WMC. The Company pledged these assets under a recourse financing arrangement with mark-to-market margin calls with a balance of $82.9 million, providing the Company with net proceeds of $39.1 million.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2025
On July 29, 2025, the Company co-sponsored a rated Non-Agency securitization, in which Home Equity Loans with a total unpaid principal balance of $647.0 million were securitized.

Acquisition of Additional Interest in AG Arc

On August 1, 2025, the Company purchased an additional 21.4% interest in AG Arc from certain private funds managed by TPG Angelo Gordon. In connection with the acquisition, the Company issued 2,027,676 restricted shares of the Company’s common stock as consideration. Upon closing of the transaction on August 1, 2025 and giving effect to the Company’s acquisition of the additional 21.4% interest, the Company has an approximate 66.0% interest in AG Arc. Refer to “Item 5. Other Information” for additional information related to the transaction.

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

Second Quarter 2025 Executive Summary

Financial Highlights

•$10.39 Book Value per share;
•$(0.05) of Net Income/(Loss) Available to Common Stockholders per diluted common share and $0.18 of Earnings Available for Distribution ("EAD") per diluted common share;
◦Refer to the "Earnings Available for Distribution" section below for further details related to our reconciliation of Net Income/(Loss) Available to Common Stockholders to EAD;
•12.8x GAAP Leverage Ratio and 1.3x Economic Leverage Ratio; and
•$0.21 dividend per common share declared in the second quarter 2025;
◦Increased our quarterly dividend from $0.20 per common share in the first quarter 2025, which represented a 5.0% increase.

Investment Activity

•The table below summarizes the fair value of purchases and proceeds from sales of investments during the quarter ended June 30, 2025 (in thousands).

Investment	Purchases	Sales
Agency-Eligible Loans	$340,587	$37,333
Home Equity Loans	104,349	—
Non-Agency RMBS	—	558
CMBS	—	1,959
Total	$444,936	$39,850

Financing Activity

•Executed a rated securitization of Agency-Eligible Loans with a total unpaid principal balance of $331.4 million.
•Subsequent to quarter end:
•On July 10, 2025, we co-sponsored a rated Non-Agency securitization, in which Home Equity Loans with a total unpaid principal balance of $301.3 million were securitized, converting recourse financing with mark-to-market margin calls to non-recourse financing without mark-to-market margin calls.
•On July 18, 2025, we paid off certain fixed-rate long-term financing arrangements which had an outstanding unpaid principal balance and accrued interest payable of $43.8 million. The financing was collateralized by certain of our retained interests in securitizations acquired from WMC. We pledged these assets under a recourse financing arrangement with mark-to-market margin calls with a balance of $82.9 million, providing us with net proceeds of $39.1 million.
•On July 29, 2025, we co-sponsored a rated Non-Agency securitization, in which Home Equity Loans with a total unpaid principal balance of $647.0 million were securitized.

Acquisition of AG Arc LLC

•On August 1, 2025, purchased an additional 21.4% interest in AG Arc LLC (“AG Arc”) from certain private funds managed by TPG Angelo Gordon. In connection with the acquisition, we issued 2,027,676 restricted shares of our common stock as consideration. Upon closing of the transaction on August 1, 2025 and giving effect to our acquisition of the additional 21.4% interest, we have an approximate 66.0% interest in AG Arc. Refer to “Item 5. Other Information” for additional information related to the transaction.

Our company

We are a residential mortgage REIT with a focus on investing in a diversified risk-adjusted portfolio of residential mortgage-related assets in the U.S. mortgage market. Our objective is to provide attractive risk-adjusted returns to our stockholders over the long-term, primarily through dividends and capital appreciation.

We focus our investment activities primarily on acquiring and securitizing newly-originated residential mortgage loans within the non-agency segment of the housing market. We obtain our assets through Arc Home, LLC ("Arc Home"), our residential mortgage loan originator in which we owned an approximate 44.6% interest as of June 30, 2025, and through other third-party origination partners. We finance our acquired loans through various financing lines on a short-term basis and utilize TPG Angelo Gordon's proprietary securitization platform to secure long-term, non-recourse, non-mark-to-market financing as market conditions permit. Through our ownership in Arc Home, we also have exposure to mortgage banking activities. Arc Home is a multi-channel licensed mortgage originator and servicer primarily engaged in the business of originating and selling residential mortgage loans while retaining the mortgage servicing rights associated with certain loans that it originates.

On December 6, 2023, we acquired Western Asset Mortgage Capital Corporation ("WMC"), an externally managed mortgage REIT that focused on investing in, financing and managing a portfolio of residential mortgage loans, real estate related securities, and commercial real estate loans.

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

As of June 30, 2025, our investment portfolio consisted of the following Residential Investments and Agency RMBS:

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
Non-Agency RMBS(2)
•Non-Agency Residential Mortgage-Backed Securities ("RMBS") represent fixed- and floating-rate RMBS issued by entities other than U.S. GSEs or agencies of the U.S. government. Non-Agency RMBS are primarily secured by Non-QM, Agency-Eligible, Home Equity, and Prime Jumbo Loans.

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

Market Conditions

In the second quarter of 2025, financial markets generally delivered positive performance with equities rising modestly and bond prices increasing, particularly at the short end of the curve, though uncertainty around inflation, fiscal, and monetary policy persisted. The 2-year U.S. Treasury yield declined by 17 basis points to 3.72% and although the 10-year U.S. Treasury fluctuated, it ended the quarter relatively flat at 4.23%. Overall, the yield spread between the 2-year and 10-year U.S. Treasuries ended the quarter 51 basis points positive, steepening 19 basis points from the previous quarter end. Markets experienced a notable bout of volatility in April as tariff announcements by the U.S. presidential administration caused sharp declines in risk assets. The policy shift sparked a temporary risk-off environment, driving credit spreads wider and mark-to-market losses across corporate and structured credit portfolios. Although credit spreads tightened and asset prices partially recovered throughout the remainder of the quarter, geopolitical and trade policy risks continued to weigh on sentiment and forward visibility.

Throughout the second quarter of 2025, Federal Reserve Chair Jerome Powell emphasized a patient, data-dependent approach to monetary policy as inflation continued to moderate and labor market conditions gradually softened. The Federal Reserve acknowledged meaningful progress on inflation, with headline Consumer Price Index (“CPI”) declining to 2.7% and core CPI holding near 2.9% by June, however, components of inflation remained somewhat sticky, warranting caution. At the same time, the Federal Reserve observed certain signs of labor market cooling, with the unemployment rate at 4.2% and continuing weekly jobless claims remaining elevated. While the Federal Open Market Committee held the federal funds rate steady at 4.25% to

4.50% at its July 2025 meeting, they indicated openness to rate cuts later in the year, assuming continued disinflation and no major re-acceleration in growth, with the June Summary of Economic Projections indicating a median expectation for two rate cuts totaling 50 basis points in 2025.

Changes in RMBS spreads were mixed for the second quarter of 2025 depending on product and priority within the capital structure. Non-QM spreads were slightly wider for senior and mezzanine tranches while subordinate Non-QM tranches were wider by 35 basis points. Senior prime jumbo spreads were wider by 5 basis points. However, investment grade were more varied among the subordinate tranches as A and AA tranches were slightly tighter, BBB prime jumbo credit spreads widened moderately, and lower in the capital structure, non-rated tranches were roughly 35 basis points wider. Trends in credit spreads on credit risk transfer ("CRT") assets can serve as a proxy for market participants evaluating credit-related assets given the observability of transactions. CRT tranches were up to 20 basis points tighter with most of that coming higher in the capital structure. The CRT sector has benefited from some scarcity value as the GSEs have opted to retain more of the capital structure for their newly issued transactions. Compared to year-ago levels, residential credit spreads are mixed overall with CRT and senior prime jumbo up to 30 to 50 basis points tighter, Non-QM up to 20 basis points wider and below-investment grade prime jumbo up to 50 to 100 basis points wider. Some credit curves were steeper during the quarter, but overall residential credit curves remained relatively flat as broad demand for residential credit continues to be robust.

Primary RMBS market activity edged higher during the second quarter of 2025 to $35 billion, a rise of 6% compared to year-ago levels but roughly 11% lower than the first quarter of 2025. Compared to year-ago levels, primary activity for Non-QM rose 57% to almost $16 billion but was offset by declines across most of the remaining residential market. Prime jumbo was relatively steady year-over-year at approximately $6 billion and the Second Lien and Home Equity Lines of Credit sector was marginally lower year-over-year at $2.8 billion. Primary agency-eligible investor RMBS was approximately $1.7 billion and CRT totaled $1.8 billion in the second quarter of 2025. On a year-to-date basis, primary RMBS activity totaled approximately $75 billion or 19% higher than year-ago levels. Almost 40% of this activity was in Non-QM, followed by prime jumbo at 18% and home equity at 11%. The home equity space has received a large amount of industry focus for its growth potential with estimates of $17 trillion tappable home equity, including $2 trillion belonging to conventional mortgage borrowers.

The S&P CoreLogic Case-Shiller U.S. National Home Price Index was 2.3% higher year-over-year in May 2025, the latest data available, establishing a new peak nationally amid decelerating growth overall. Regional price variations continued to exist, and on an annual basis, regions in the Northeast and Midwest continued to lead gains while regions in Florida, Texas and the Mountain West have been weaker. New York City area home prices grew over 7% from May 2024 to May 2025, with Chicago, Cleveland and Detroit following in the high-4% to 6% area. However, regions in California were weaker, with Los Angeles rising by 1.1% and San Francisco lower by 0.6% year-over-year. Denver was unchanged, Dallas declined 0.6%, and Tampa fell by 2.4% compared to May 2024 levels. Overall, home price growth and available for-sale inventory have had a relatively strong inverse relationship as regions with inventory growth since 2019 have had weak performance, and vice versa.

During the second quarter of 2025, prevailing mortgage rates were steady in the high-6% area ending the quarter at 6.77%, according to the Freddie Mac Primary Mortgage Market Survey. Amid market volatility following the April 2nd “Liberation Day” tariff announcements, mortgage rate locks fell to as low as 6.5% before quickly resetting near 7% through most of the remainder of the quarter, based on third party data. After a slow climb throughout 2023 and 2024, the effective mortgage rate outstanding held steady at 4.05% as of the first quarter of 2025, the latest data available. This rate, which measures the rate on outstanding mortgage debt, is 74 basis points higher than the low established at the end of the first quarter of 2022 but remains well below prevailing rates, underscoring the stickiness of the “lock-in effect” or disincentive for existing homeowners to sell their homes because their current mortgage rate is well below current market rates.

Total existing home inventory continues to grow, reaching 1.54 million units in May 2025, the latest data available. This is the largest level of inventory since June 2020 but only just approaches the typical inventory levels of 1.5 to 2 million units from 2016 through 2019 and well below the range of 1.7 to 2.5 million units from 2000 through 2004. When evaluating new listings, which are a timelier barometer of activity, year-to-date inventory is just 3% higher year-over-year and is 16% below average year-to-date listings through May from 2015 through 2022. This reduced level of activity follows an annual shortage of over 1 million new listings in each of 2023 and 2024 compared to annual activity in 2015 through 2019 as well as pandemic-affected 2020 through 2022, underscoring the limited supply theme.

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

	June 30, 2025	December 31, 2024
Stockholders’ Equity	$536,407	$543,423
Less: Liquidation preference of preferred stock	(227,991)	(227,991)
Book Value	$308,416	$315,432
Common shares outstanding	29,691	29,640
Book value per common share	$10.39	$10.64

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

Three Months Ended June 30, 2025 compared to the Three Months Ended June 30, 2024

The table below presents certain information from our consolidated statements of operations for the three months ended June 30, 2025 and 2024 (in thousands).

	Three Months Ended
	June 30, 2025	June 30, 2024	Change
Statement of Operations Data:
Net Interest Income
Interest income	$110,865	$99,815	$11,050
Interest expense	93,113	83,434	9,679
Total Net Interest Income	17,752	16,381	1,371

Other Income/(Loss)
Net interest component of interest rate swaps	821	2,367	(1,546)
Net realized gain/(loss)	(3,494)	1,963	(5,457)
Net unrealized gain/(loss)	(40)	(9,226)	9,186
Total Other Income/(Loss)	(2,713)	(4,896)	2,183

Expenses
Management fee to affiliate	2,301	1,753	548
Non-investment related expenses	2,533	2,746	(213)
Investment related expenses	3,473	3,491	(18)
Transaction related expenses	3,018	481	2,537
Total Expenses	11,325	8,471	2,854

Income/(loss) before equity in earnings/(loss) from affiliates	3,714	3,014	700

Equity in earnings/(loss) from affiliates	231	911	(680)
Net Income/(Loss)	3,945	3,925	20

Dividends on preferred stock	(5,321)	(4,586)	(735)

Net Income/(Loss) Available to Common Stockholders	$(1,376)	$(661)	$(715)

Interest income

Interest income is calculated using the effective interest method for our GAAP investment portfolio.

Interest income increased from the three months ended June 30, 2024 to the three months ended June 30, 2025 primarily as a result of purchases of residential mortgage loans and non-agency RMBS during the period and an increase in the weighted average yield of our investment portfolio. The following table presents a summary of the weighted average amortized cost of and the weighted average yield on our GAAP investment portfolio ($ in millions).

	Three Months Ended
	June 30, 2025	June 30, 2024	Change
Weighted average amortized cost of our GAAP investment portfolio	$7,365	$6,805	$560
Weighted average yield on our GAAP investment portfolio	6.02%	5.87%	0.15%

Interest expense

Interest expense is inclusive of our financing cost related to our financing arrangements on our GAAP investment portfolio, securitized debt, Senior Unsecured Notes, and, for 2024, Legacy WMC Convertible Notes.

Interest expense increased from the three months ended June 30, 2024 to the three months ended June 30, 2025 due to an increase in the GAAP financing balance outstanding resulting from the issuance of securitized debt and Senior Unsecured Notes during the period, offset by the repayment of the Legacy WMC Convertible Notes upon maturity in September 2024. Additionally, there was an increase in the weighted average financing rate. The following table presents a summary of the weighted average financing balance and the weighted average financing rate on our GAAP investment portfolio ($ in millions).

	Three Months Ended
	June 30, 2025	June 30, 2024	Change
Weighted average GAAP financing balance	$6,909	$6,419	$490
Weighted average financing rate on our GAAP investment portfolio	5.39%	5.20%	0.19%

Net interest component of interest rate swaps

Net interest component of interest rate swaps represents the net interest income received or expense paid on our interest rate swaps.

We recorded income on the net interest component of interest rate swaps during the three months ended June 30, 2025 and 2024 as a result of our swap portfolio being in a net receive position during the periods. The decrease in income from the three months ended June 30, 2024 to the three months ended June 30, 2025 was the result of a decrease in the notional balance outstanding during the period and a decrease in the weighted average receive rate. The following table presents a summary of our interest rate swap portfolio as of June 30, 2025 and 2024 ($ in millions).

	June 30, 2025	June 30, 2024	Change
Interest rate swap notional value	$345	$818	$(473)
Weighted average receive-variable rate	4.45%	5.33%	(0.88)%
Weighted average pay-fix rate	3.34%	3.95%	(0.61)%
Net weighted average (pay)/receive rate	1.11%	1.38%	(0.27)%

Net realized gain/(loss)

The following table presents a summary of Net realized gain/(loss) for the three months ended June 30, 2025 and 2024 (in thousands). During the three months ended June 30, 2025, net realized losses primarily related to unwinding certain pay-fix, receive-float interest rate swap agreements which were held at unrealized losses.

	Three Months Ended
	June 30, 2025	June 30, 2024
Sales of residential mortgage loans and loans transferred to or sold from Other assets	$(697)	$151
Sales of real estate securities	(109)	1,879
Settlement of derivatives and other instruments	(2,688)	(67)
Total Net realized gain/(loss)	$(3,494)	$1,963

Net unrealized gain/(loss)

The following table presents a summary of Net unrealized gain/(loss) for the three months ended June 30, 2025 and 2024 (in thousands). During the three months ended June 30, 2025, we recognized unrealized gains on our securitized debt, CMBS, and loan purchase commitments which were offset by unrealized losses on residential mortgage loans, commercial loans, and interest rate swaps.

	Three Months Ended
	June 30, 2025	June 30, 2024
Residential mortgage loans	$(11,500)	$(8,747)
Commercial loans	(684)	139
Real estate securities	3,888	(4,698)
Securitized debt	7,990	6,071
Loan purchase commitments	424	—
Derivatives	(158)	(1,991)
Total Net unrealized gain/(loss)	$(40)	$(9,226)

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

	Three Months Ended
	June 30, 2025	June 30, 2024
Affiliate reimbursement (1)	$1,304	$1,636
Professional fees	414	225
D&O insurance	255	334
Directors' fees and equity based compensation	277	326
Tax expense (2)	(20)	17
Other	303	208
Total Non-investment related expenses	$2,533	$2,746
(1)For the three months ended June 30, 2024, the Manager agreed to waive its right to receive expense reimbursements of $0.3 million pursuant to the MITT Management Agreement Amendment executed in connection with the WMC acquisition.
(2)Estimated excise tax benefit of $(46) thousand was recognized during the three months ended June 30, 2025 which included $0.1 million related to an excise tax refund. We did not recognize any excise tax during the three months ended June 30, 2024.

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

	Three Months Ended
	June 30, 2025	June 30, 2024
Affiliate reimbursement	$95	$87
Servicing fees	2,010	1,903
Residential mortgage loan asset management fees	498	719
Trustee and bank fees	594	530
Other	276	252
Total Investment related expenses	$3,473	$3,491

Transaction related expenses

Transaction related expenses primarily include expenses associated with purchasing and securitizing residential mortgage loans. Transaction related expenses increased from the three months ended June 30, 2024 to the three months ended June 30, 2025 primarily due to increased expenses associated with securitizations.

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

	Three Months Ended
	June 30, 2025	June 30, 2024
MATT Non-QM Securities (1)	$268	$(828)
Re/Non-Performing Securities	—	211
AG Arc (2)	(37)	1,528
Equity in earnings/(loss) from affiliates	$231	$911
(1)For the three months ended June 30, 2025, the earnings/(loss) generated from our investment in MATT Non-QM Securities consisted of interest income of $0.7 million, net unrealized losses of $(0.3) million, and expenses of $(0.1) million. For the three months ended June 30, 2024, the earnings/(loss) generated from our investment in MATT Non-QM Securities consisted of interest income of $0.8 million and net unrealized losses of $(1.6) million.
(2)Refer to the table below for additional detail on the earnings/(loss) generated from our investment in AG Arc.

The below table further disaggregates our "Equity in earnings/(loss) from affiliates" line item on our consolidated statements of operations (in thousands).

	Three Months Ended
	June 30, 2025	June 30, 2024
Net Interest Income
Interest income	$642	$1,050
Interest expense	—	72
Total Net Interest Income	642	978

Other Income/(Loss)
Net unrealized gain/(loss)	(318)	(1,548)

AG Arc Earnings/(Loss)
After-tax earnings/(loss) at AG Arc (1)	(37)	278
Net unrealized gain/(loss) on investment in AG Arc (2)	—	1,655
Elimination of gains on loans sold to MITT (3)	—	(405)
Total AG Arc Earnings/(Loss)	(37)	1,528

Expenses
Other operating expenses	56	47

Equity in earnings/(loss) from affiliates	$231	$911
(1)The earnings/(loss) at AG Arc during the three months ended June 30, 2025 were primarily the result of changes in the fair value of the MSR portfolio held by Arc Home. The earnings/(loss) at AG Arc during the three months ended June 30, 2024 were primarily the result of $0.6 million related to changes in the fair value of the MSR portfolio held by Arc Home, offset by $(0.3) million of losses related to Arc Home's lending and servicing operations.
(2)As of June 30, 2025, the fair value of our investment in Arc Home was calculated using a valuation multiple of 1.00x of book value, which was consistent with the valuation multiple as of March 31, 2025. As of June 30, 2024, the fair value of our investment in Arc Home was calculated using a valuation multiple of 0.94x of book value which increased from 0.89x of book value as of March 31, 2024.
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

Six Months Ended June 30, 2025 compared to the Six Months Ended June 30, 2024

The table below presents certain information from our consolidated statements of operations for the six months ended June 30, 2025 and 2024 (in thousands).

	Six Months Ended
	June 30, 2025	June 30, 2024	Increase/(Decrease)
Statement of Operations Data:
Net Interest Income
Interest income	$219,995	$195,387	$24,608
Interest expense	183,394	161,827	21,567
Total Net Interest Income	36,601	33,560	3,041

Other Income/(Loss)
Net interest component of interest rate swaps	1,558	4,267	(2,709)
Net realized gain/(loss)	(3,484)	860	(4,344)
Net unrealized gain/(loss)	762	788	(26)
Total Other Income/(Loss)	(1,164)	5,915	(7,079)

Expenses
Management fee to affiliate	4,628	3,494	1,134
Non-investment related expenses	5,841	5,860	(19)
Investment related expenses	6,883	6,774	109
Transaction related expenses	4,079	1,480	2,599
Total Expenses	21,431	17,608	3,823

Income/(loss) before equity in earnings/(loss) from affiliates	14,006	21,867	(7,861)

Equity in earnings/(loss) from affiliates	1,416	2,948	(1,532)
Net Income/(Loss)	15,422	24,815	(9,393)

Dividends on preferred stock	(10,625)	(9,172)	(1,453)

Net Income/(Loss) Available to Common Stockholders	$4,797	$15,643	$(10,846)

Interest income

Interest income increased from the six months ended June 30, 2024 to the six months ended June 30, 2025 primarily as a result of purchases of residential mortgage loans and non-agency RMBS during the period and an increase in the weighted average yield of our investment portfolio. The following table presents a summary of the weighted average amortized cost of and the weighted average yield on our GAAP investment portfolio ($ in millions).

	Six Months Ended
	June 30, 2025	June 30, 2024	Increase/(Decrease)
Weighted average amortized cost of our GAAP investment portfolio	$7,281	$6,631	$650
Weighted average yield on our GAAP investment portfolio	6.04%	5.89%	0.15%

Interest expense

Interest expense increased from the six months ended June 30, 2024 to the six months ended June 30, 2025 due to an increase in the GAAP financing balance outstanding resulting from the issuance of securitized debt and Senior Unsecured Notes during the period, offset by the repayment of the Legacy WMC Convertible Notes upon maturity in September 2024. Additionally, there was an increase in the weighted average financing rate. The following table presents a summary of the weighted average financing balance and the weighted average financing rate on our GAAP investment portfolio ($ in millions).

	Six Months Ended
	June 30, 2025	June 30, 2024	Increase/(Decrease)
Weighted average GAAP financing balance	$6,829	$6,220	$609
Weighted average financing rate on our GAAP investment portfolio	5.37%	5.20%	0.17%

Net interest component of interest rate swaps

We recorded income on the net interest component of interest rate swaps during the six months ended June 30, 2025 and 2024 as a result of our swap portfolio being in a net receive position. The decrease in income from the six months ended June 30, 2024 to the six months ended June 30, 2025 was the result of a decrease in the notional balance outstanding during the period and a decrease in the weighted average receive rate. The following table presents a summary of our interest rate swap portfolio as of June 30, 2025 and 2024 ($ in millions).

	June 30, 2025	June 30, 2024	Increase/(Decrease)
Interest rate swap notional value	$345	$818	$(473)
Weighted average receive-variable rate	4.45%	5.33%	(0.88)%
Weighted average pay-fix rate	3.34%	3.95%	(0.61)%
Net weighted average (pay)/receive rate	1.11%	1.38%	(0.27)%

Net realized gain/(loss)

The following table presents a summary of Net realized gain/(loss) for the six months ended June 30, 2025 and 2024 (in thousands). The net realized loss during the six months ended June 30, 2025 was primarily driven by losses from unwinding certain pay-fix, receive-float interest rate swap agreements which were held at unrealized losses and losses recognized on the sale of non-agency loans and re- and non-performing loans.

	Six Months Ended
	June 30, 2025	June 30, 2024
Sales of residential mortgage loans and loans transferred to or sold from Other assets	$(1,707)	$199
Sales of real estate securities	169	2,727
Settlement of derivatives and other instruments	(1,946)	(2,066)
Total Net realized gain/(loss)	$(3,484)	$860

Net unrealized gain/(loss)

The following table presents a summary of Net unrealized gain/(loss) for the six months ended June 30, 2025 and 2024 (in thousands). During the six months ended June 30, 2025, we recognized unrealized gains on our residential mortgage loans, CMBS, and non-agency RMBS, which were offset by unrealized losses on securitized debt, interest rate swaps, and commercial loans.

	Six Months Ended
	June 30, 2025	June 30, 2024
Residential mortgage loans	$96,257	$14,332
Commercial loans	(2,455)	250
Real estate securities	5,130	(4,814)
Securitized debt	(92,032)	(16,358)
Loan purchase commitment	424	—
Derivatives	(6,562)	7,378
Total Net unrealized gain/(loss)	$762	$788

Management fee to affiliate

During the six months ended June 30, 2024, the base management fee was reduced by $1.2 million in connection with the WMC acquisition.

Non-investment related expenses

The following table presents a summary of our non-investment related expenses (in thousands).

	Six Months Ended
	June 30, 2025	June 30, 2024
Affiliate reimbursement (1)	$3,143	$3,300
Professional fees	870	772
D&O insurance	510	668
Directors' fees and equity based compensation	613	644
Tax expense (2)	97	42
Other	608	434
Total Non-investment related expenses	$5,841	$5,860
(1)For the six months ended June 30, 2024, the Manager agreed to waive its right to receive expense reimbursements of $0.6 million pursuant to the MITT Management Agreement Amendment executed in connection with the WMC acquisition.
(2)Estimated excise tax expense of $43 thousand was recognized during the six months ended June 30, 2025, which included $0.1 million related to an excise tax refund. We did not recognize any excise tax during the six months ended June 30, 2024.

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

	Six Months Ended
	June 30, 2025	June 30, 2024
Affiliate reimbursement	$295	$201
Servicing fees	3,950	3,774
Residential mortgage loan asset management fees	1,079	1,334
Trustee and bank fees	1,178	1,046
Other	381	419
Total Investment related expenses	$6,883	$6,774

Transaction related expenses

Transaction related expenses increased from the six months ended June 30, 2024 to the six months ended June 30, 2025 primarily due to increased expenses associated with securitizations.

Equity in earnings/(loss) from affiliates

The below tables summarize the components of the "Equity in earnings/(loss) from affiliates" line item on our consolidated statements of operations (in thousands).

	Six Months Ended
	June 30, 2025	June 30, 2024
MATT Non-QM Securities (1)	$197	$1,377
Re/Non-Performing Securities	(120)	316
AG Arc (2)	1,339	1,255
Equity in earnings/(loss) from affiliates	$1,416	$2,948
(1)For the six months ended June 30, 2025, the earnings/(loss) generated from our investment in MATT Non-QM Securities consisted of interest income of $1.3 million, net unrealized losses of $(1.0) million, and other expenses of $(0.1) million. For the six months ended June 30, 2024, the earnings/(loss) generated from our investment in MATT Non-QM Securities consisted of interest income of $1.6 million, net unrealized losses of $(0.1) million, and other expenses of $(0.1) million.
(2)Refer to the table below for additional detail on the earnings/(loss) generated from our investment in AG Arc.

The below table further disaggregates our "Equity in earnings/(loss) from affiliates" line item on our consolidated statements of operations (in thousands).

	Six Months Ended
	June 30, 2025	June 30, 2024
Interest income	$1,326	$2,131
Interest expense	3	144
Total Net Interest Income	1,323	1,987

Net unrealized gain/(loss)	(1,149)	(178)

After-tax earnings/(loss) at AG Arc (1)	24	162
Net unrealized gain/(loss) on investment in AG Arc (2)	1,403	1,699
Elimination of gains on loans sold to MITT (3)	(88)	(606)
Total AG Arc Earnings/(Loss)	1,339	1,255

Other operating expenses	97	116

Equity in earnings/(loss) from affiliates	$1,416	$2,948
(1)The earnings/(loss) at AG Arc during the six months ended June 30, 2025 were primarily the result of $0.2 million of income related to Arc Home's lending and servicing operations, offset by $(0.2) million related to changes in the fair value of the MSR portfolio held by Arc Home. The earnings/(loss) at AG Arc during the six months ended June 30, 2024 were primarily the result of $0.7 million related to changes in the fair value of the MSR portfolio held by Arc Home, offset by $(0.5) million of losses related to Arc Home's lending and servicing operations.
(2)As of June 30, 2025, the fair value of our investment in Arc Home was calculated using a valuation multiple of 1.00x of book value, which increased from 0.95x of book value as of December 31, 2024. As of June 30, 2024, the fair value of our investment in Arc Home was calculated using a valuation multiple of 0.94x of book value, which increased from 0.89x of book value as of December 31, 2023.
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

A reconciliation of "Net Income/(loss) available to common stockholders" to EAD for three and six months ended June 30, 2025 and 2024 is set forth below (in thousands, except per share data).

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net Income/(loss) available to common stockholders	$(1,376)	$(661)	$4,797	$15,643
Add (Deduct):
Net realized (gain)/loss	3,494	(1,963)	3,484	(860)
Net unrealized (gain)/loss	40	9,226	(762)	(788)
Transaction related expenses and deal related performance fees (1)	3,079	503	4,223	1,526
Equity in (earnings)/loss from affiliates	(231)	(911)	(1,416)	(2,948)
EAD from equity method investments (2)(3)(4)	456	82	1,118	(172)
Dollar roll income/(loss)	(111)	—	(111)	—
Earnings available for distribution	$5,351	$6,276	$11,333	$12,401

Earnings available for distribution, per Diluted Share	$0.18	$0.21	$0.38	$0.42
(1)For the three months ended June 30, 2025 and 2024, total transaction related expenses and deal related performance fees included $3.0 million and $0.5 million, respectively, recorded within the "Transaction related expenses" line item and $61 thousand and $22 thousand, respectively, recorded within the "Interest expense" line item, which relates to the amortization of deferred financing costs. For the six months ended June 30, 2025 and 2024, total transaction related expenses and deal related performance fees included $4.1 million and $1.5 million, respectively, recorded within the "Transaction related expenses" line item and $0.1 million and $46 thousand, respectively, recorded within the "Interest expense" line item, which relates to the amortization of deferred financing costs.
(2)For the three months ended June 30, 2025 and 2024, $0.1 million or $0.00 per share and $0.7 million or $0.02 per share, respectively; and for the six months ended June 30, 2025 and 2024, $44 thousand or $0.00 per share and $1.6 million or $0.05 per share, respectively, of realized and unrealized changes in the fair value of Arc Home's mortgage servicing rights, transaction related expenses, and other asset impairments were excluded from EAD, net of deferred tax expense or benefit.
(3)For the three months ended June 30, 2025, there were no unrealized changes in the fair value of our investment in Arc Home to exclude from EAD. For the three months ended June 30, 2024, $1.7 million or $0.06 per share; and for the six months ended June 30, 2025 and 2024, $1.4 million or $0.05 per share and $1.7 million or $0.06 per share, respectively, of unrealized changes in the fair value of our investment in Arc Home were excluded from EAD.
(4)EAD recognized by AG Arc does not include our portion of gains recorded by Arc Home in connection with the sale of residential mortgage loans to us. For the three months ended June 30, 2025, there were no intra-entity profits in connection with the sale of residential mortgage loans to us recognized by Arc Home. For the three months ended June 30, 2024, we eliminated $0.4 million or $0.01 per share of intra-entity profits recognized by Arc Home, and also decreased the cost basis of the underlying loans we purchased by the same amount. For the six months ended June 30, 2025 and 2024, we eliminated $0.1 million or $0.00 per share and $0.6 million or $0.02 per share, respectively, of intra-entity profits recognized by Arc Home, and also decreased the cost basis of the underlying loans we purchased by the same amount. Refer to Note 10 to the "Notes to Consolidated Financial Statements (unaudited)" for more information on this accounting policy.

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

Investment portfolio

The following table presents a summary of our Investment Portfolio, inclusive of net interest margin and leverage ratios, as of June 30, 2025 and a reconciliation of these metrics on our Investment Portfolio to their respective metrics on our GAAP Investment Portfolio ($ in thousands).

	Investment			Securitized Debt			Cost of Funds (c)	Allocated Equity (d)	Net Interest Margin
Instrument	Amortized Cost	Fair Value	Yield (a)(b)	Amortized Cost	Fair Value	Financing Arrangements				Leverage Ratio (e)
Residential Investments
Securitized Non-Agency Loans	$6,769,836	$6,510,682	5.70%	$6,021,394	$5,839,789	$395,691	5.26%	$275,202	0.44%	1.3x
Securitized Re/Non-Performing Loans	154,465	138,306	6.01%	104,290	97,848	27,124	4.05%	13,334	1.96%	2.0x
Agency-Eligible Loans	1,512	1,509	6.51%	—	—	1,424	NM	85	NM	16.8x
Home Equity Loans	312,563	323,930	8.84%	—	—	259,275	6.52%	64,655	2.32%	4.0x
Non-Agency Loans	573	572	3.57%	—	—	—	—%	572	3.57%	N/A
Residential Whole Loans	588	1,443	120.02%	—	—	—	—%	1,443	120.02%	N/A
Non-Agency RMBS	157,716	161,740	9.75%	—	—	97,091	4.94%	64,649	4.81%	1.4x
Total Residential Investments	7,397,253	7,138,182	5.94%	6,125,684	5,937,637	780,605	5.28%	419,940	0.66%	1.3x

Agency RMBS	17,787	17,954	9.48%	—	—	11,832	4.87%	6,122	4.61%	1.9x

Legacy WMC Commercial Investments (f)
Commercial Loans (g)	66,975	64,883	2.99%	—	—	30,936	7.40%	33,947	(4.41)%	0.9x
CMBS (h)	59,026	56,205	16.77%	—	—	20,164	6.15%	36,041	10.62%	0.6x
Total Legacy WMC Commercial Investments	126,001	121,088	9.44%	—	—	51,100	6.91%	69,988	2.53%	0.7x

Total Investment Portfolio	$7,541,041	$7,277,224	6.01%	$6,125,684	$5,937,637	$843,537	5.29%	$496,050	0.72%	1.2x
Cash and Cash Equivalents (i)								88,746	4.23%
Interest Rate Swaps (j)								5,126	1.11%
Arc Home								32,205
Senior Unsecured Notes								(96,080)	10.61%
Non-Interest Earning Assets, net								10,360
Total Stockholders' Equity								$536,407		1.3x

	Investment			Securitized Debt			Cost of Funds (c)	Allocated Equity (d)	Net Interest Margin
	Amortized Cost	Fair Value	Yield (a)(b)	Amortized Cost	Fair Value	Financing Arrangements				Leverage Ratio (e)
Total Investment Portfolio	$7,541,041	$7,277,224	6.01%	$6,125,684	$5,937,637	$843,537	5.29%	$496,050	0.72%	1.2x
Investments in Debt and Equity of Affiliates	9,750	12,623	25.45%	—	—	—	—%	12,623	25.45%	N/A
GAAP Investment Portfolio	$7,531,291	$7,264,601	5.98%	$6,125,684	$5,937,637	$843,537	5.29%	$483,427	0.69%	12.8x
NM - Not Meaningful
(a)Excludes any net TBA positions.
(b)The weighted average yields are calculated based on the amortized cost of the underlying loans and securities.
(c)The cost of funds related to the financing on our investment portfolio inclusive of the benefit of 0.05% from our interest rate hedges was 5.29%. When including our Senior Unsecured Notes, the total cost of funds was 5.36%.
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
(g)There are Legacy WMC Commercial Loans with an unpaid principal balance of $45.0 million and a fair value of $42.8 million which are on non-accrual status.
(h)There are Legacy WMC CMBS with an unpaid principal balance of $23.5 million and a fair value of $7.0 million which are on non-accrual or cost recovery status.
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

The following table summarizes our Securitized residential mortgage loans and Securitized debt, as well as the economic interest on retained Certificates related to our Non-Agency VIEs as of June 30, 2025 (in thousands).

	Unpaid Principal Balance	Fair Value
Securitized residential mortgage loans in Non-Agency VIEs	$6,745,966	$6,510,682
Securitized debt in Non-Agency VIEs (1)	6,112,735	5,839,789
Other assets (2)	N/A	4,672
Retained Certificates from Non-Agency VIEs (3)(4)(5)(6)		$675,565

Retained interests in Non-Agency VIEs	Current Face	Fair Value
Senior Bonds	$98,397	$100,007
Mezzanine Bonds	23,348	21,709
Subordinate Bonds	515,681	381,306
Interest Only / Excess Servicing Bonds (1)(7)	N/A	172,543
Retained Certificates from Non-Agency VIEs (3)(4)(5)(6)		$675,565
Financing arrangements on retained Certificates from Non-Agency VIEs		395,691
Retained Certificates from Non-Agency VIEs, net of financing arrangements		$279,874
(1)Interest Only securities have no principal balances and bear interest based on a notional value. The notional value is used solely to determine interest distributions on the interest only classes of securities. The Securitized debt in Non-Agency VIEs and Interest Only/Excess Servicing Bonds line items include interest only classes with a notional value of $2.0 billion and $12.0 billion, respectively.
(2)Represents the fair value of real estate owned within Non-Agency VIEs. We record real estate owned at the lower of cost or fair value less estimated costs to sell. We recorded real estate owned within our Non-Agency VIEs at $4.5 million.
(3)Maximum loss exposure from our involvement with VIEs pertains to the fair value of the Certificates retained from the VIEs. We have no obligation to provide any other explicit or implicit support to the securitization trusts.
(4)Our equity at risk included bonds with a fair value of $472.4 million held in order to comply with Risk Retention Rules. We are generally required to hold the Required Credit Risk until the later of (i) the fifth anniversary of the securitization closing date and (ii) the date on which the aggregate unpaid principal balance of the mortgage loans has been reduced to 25% of the aggregate unpaid principal balance of the mortgage loans as of the securitization closing date, but no longer than the seventh anniversary of the closing date.
(5)A portion of our equity at risk included bonds exposed to the first loss of the securitization with a fair value of $106.4 million.
(6)Excludes net other asset/(liabilities) held within the VIEs of $7.5 million.
(7)As the sponsor and depositor of each securitization, we may purchase all of the outstanding Certificates (an "Optional Redemption") following the earlier of (1) an applicable anniversary date (typically two or three years) of the respective securitization or (2) the date at which the unpaid principal balance of the applicable collateral has declined below a certain percentage (typically 10% to 30%) of the principal balance originally contributed to the securitization. As of June 30, 2025, there were 8 securitizations with an unpaid principal balance of $1.8 billion that met the criteria for an Optional Redemption.

Securitized residential mortgage loans and Residential mortgage loans

The following table presents information regarding collateral characteristics of our residential mortgage loans as of June 30, 2025 ($ in thousands).

	Unpaid Principal Balance			Weighted Average (1)(2)
		Fair Value	Loan Count (1)	Original LTV Ratio (3)	Current FICO (4)	Coupon	Life (Years) (5)
Securitized residential mortgage loans
Non-Agency Loans	$6,745,966	$6,510,682	17,177	70.13%	765	5.72%	7.86
Re- and Non-Performing Loans	164,506	138,306	1,114	80.38%	669	4.10%	5.54
Total Securitized residential mortgage loans	$6,910,472	$6,648,988	18,291	70.37%	763	5.68%	7.81
Residential mortgage loans
Agency-Eligible Loans	$1,552	$1,509	5	78.51%	788	6.17%	7.08
Home Equity Loans	301,680	323,930	3,881	63.05%	751	10.06%	4.03
Non-Agency Loans	556	572	2	65.59%	695	6.77%	3.15
Re- and Non-Performing Loans (1)	1,502	1,443	N/A	N/A	N/A	N/A	1.30
Total Residential mortgage loans	$305,290	$327,454	3,888	63.13%	751	10.03%	4.03
Total as of June 30, 2025	$7,215,762	$6,976,442	22,179	70.07%	763	5.87%	7.65
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

Non-Agency RMBS and Legacy WMC CMBS

The following table presents the fair value, coupon, and weighted average life of our Non-Agency RMBS and Legacy WMC CMBS portfolios as of June 30, 2025 ($ in thousands).

			Weighted Average
Instrument	Current Face	Fair Value	Coupon (1)	Life (Years) (2)
Non-Agency RMBS by collateral type:
Non-QM Loans (3)	$53,458	$58,024	1.65%	3.01
Agency-Eligible Loans (3)	48,124	47,494	3.49%	6.91
Home Equity Loans (3)	39,194	50,759	5.91%	6.08
Prime Jumbo Loans (3)	6,437	4,752	1.01%	7.81
Re- and Non-Performing Loans (3)	N/A	711	—%	2.93
Total Non-Agency RMBS	$147,213	$161,740	2.48%	4.65

Legacy WMC CMBS
Single-Asset/Single-Borrower - Fixed Rate	$48,499	$22,290	6.11%	1.82
Single-Asset/Single-Borrower - Floating Rate	34,420	21,367	10.17%	0.47
Conduit - Fixed Rate	15,044	12,548	4.20%	3.52
Legacy WMC CMBS (4)	$97,963	$56,205	7.24%	1.61

Total Non-Agency RMBS and Legacy WMC CMBS	$245,176	$217,945	3.46%	4.29
Less: Investments in Debt and Equity of Affiliates	$4,497	$12,623	0.76%	2.53
Total GAAP Non-Agency RMBS and Legacy WMC CMBS	$240,679	$205,322	4.45%	5.08
(1)Equity residual investments with a zero coupon rate are excluded from this calculation.
(2)Weighted average life is based on projected life. Typically, actual maturities are shorter than stated contractual maturities.
(3)Interest Only securities have no principal balances and bear interest based on a notional value. The notional value is used solely to determine interest distributions on the interest only classes of securities. The notional value of interest only classes included in the Non-QM Loans, Agency-Eligible Loans, Home Equity Loans, Prime Jumbo Loans, and Re- and Non-Performing Loans line items was $322.2 million, $46.0 million, $171.9 million, $26.5 million, and $0.8 million, respectively.
(4)There are Legacy WMC CMBS with an unpaid principal balance of $23.5 million and a fair value of $7.0 million which are on non-accrual or cost recovery status.

The following table presents the fair value of our Non-Agency RMBS and Legacy WMC CMBS by credit rating as of June 30, 2025 (in thousands).

Credit Rating (1)	Non-Agency RMBS	Legacy WMC CMBS
AAA	$48,249	$—
AA	6,714	—
A	11,958	—
BBB	22,466	—
BB	14,496	5,539
B	11,465	1,142
Below B	—	34,509
Not Rated	46,392	15,015
Total Non-Agency RMBS and Legacy WMC CMBS	$161,740	$56,205
Less: Investments in Debt and Equity of Affiliates	$12,623	$—
Total GAAP Non-Agency RMBS and Legacy WMC CMBS	$149,117	$56,205
(1)Represents the minimum rating for rated assets of S&P, Moody's, Morningstar, and Fitch credit ratings, stated in terms of the S&P equivalent.

The following table presents the geographic concentration of the underlying collateral for our Non-Agency RMBS and Legacy WMC CMBS portfolios as of June 30, 2025 ($ in thousands).

Non-Agency RMBS			Legacy WMC CMBS
Geographic Location	Concentration	Fair Value	Geographic Location	Concentration	Fair Value
California	31.9%	$51,600	California	33.6%	$18,893
Florida	9.0%	14,603	Bahamas	26.6%	14,956
New York	8.9%	14,342	Minnesota	11.9%	6,668
Texas	4.6%	7,432	Texas	5.9%	3,287
New Jersey	3.5%	5,625	New York	3.5%	1,979
Other	42.1%	68,138	Other	18.5%	10,422
Total	100.0%	$161,740	Total	100.0%	$56,205

Agency RMBS

Although our investment activities primarily include acquiring and securitizing newly-originated residential mortgage loans, from time to time we invest excess liquidity into Agency RMBS. The following table presents the fair value, constant prepayment rate (“CPR”), coupon, and weighted average life experienced on our Agency RMBS portfolio as of June 30, 2025 ($ in thousands).

		Weighted Average
	Fair Value	CPR (1)	Coupon	Life (Years) (2)
Agency RMBS Interest Only	$17,954	8.8%	4.57%	5.93
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

Repurchase agreements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a "haircut." The size of the haircut reflects the perceived risk associated with the pledged asset. Haircuts may change as our financing arrangements mature or roll and are sensitive to governmental regulations. Interest rates for our financing arrangements are determined based on prevailing rates (typically a spread over a base rate) corresponding to the terms of the borrowings, and interest is paid on a monthly basis or, for shorter term arrangements, at the end of the term. Repurchase agreements typically have a term of up to one year for loans and a term of 30 to 90 days for securities. Repurchase agreements are generally mark-to-market with respect to margin calls and recourse to us. We had outstanding financing arrangements with six counterparties as of June 30, 2025.

Our financing arrangements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each financing arrangement, typical supplemental terms include requirements of minimum equity and liquidity, leverage ratios, and performance triggers. In addition, some of the financing arrangements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that we fail to comply with the covenants contained in these financing arrangements or are otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the associated agreement. As of June 30, 2025, we are in compliance with all of our financial covenants.

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

Recourse and non-recourse financing

The below table provides detail on the breakout between recourse and non-recourse financing as of June 30, 2025 (in thousands).

Carrying Value
Recourse financing - Financing arrangements	$800,092
Recourse financing - Senior unsecured notes	96,080
Total Recourse financing	$896,172

Non-recourse financing - Securitized debt, at fair value	$5,937,637
Non-recourse financing - Financing arrangements	43,445
Total Non-recourse financing	$5,981,082

Total Financing	$6,877,254

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

June 30, 2025	Leverage	Stockholders’ Equity	Leverage Ratio
Securitized debt, at fair value	$5,937,637
Financing arrangements	843,537
Senior Unsecured Notes	96,080
Restricted cash posted on financing arrangements	(2,208)
Payable on unsettled trades	114
GAAP Leverage	$6,875,160	$536,407	12.8x
Non-recourse financing arrangements (1)	(5,981,082)
Net TBA (receivable)/payable adjustment	(194,855)
Economic Leverage	$699,223	$536,407	1.3x
(1) Non-recourse financing arrangements include securitized debt, at fair value and $43.4 million of other non-recourse financing arrangements.

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

During the six months ended June 30, 2025, the Company declared common stock dividends of $0.41 per share. During the same period, the Company declared and paid preferred stock dividends on its Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock of $1.03126, $1.00, and $1.397926, respectively.

Liquidity and capital resources

Our liquidity determines our ability to meet our cash obligations, including distributions to our stockholders, payment of our expenses, financing our investments and satisfying other general business needs.

Our principal sources of cash consist of borrowings under securitized debt and financing arrangements, principal and interest payments we receive on our investment portfolio, cash generated from our operating results, proceeds from the sale of investments, and proceeds from capital market transactions. We typically use cash to repay principal and interest on our securitized debt, financing arrangements and senior unsecured notes, to purchase loans, real estate securities, and other real estate related assets, to make dividend payments on our capital stock, to repurchase our capital stock, and to fund our operations. We may also generate liquidity when restricted cash that was pledged as collateral for clearing and executing trades, derivatives, and financing arrangements becomes unrestricted when the related collateral requirements are exceeded or at the maturity of the derivative or financing arrangement. Refer to "—Margin requirements" below discussing instances where we may use liquidity to meet margin requirements. At June 30, 2025, we had $89.7 million of liquidity, which consisted of $88.7 million of cash and cash equivalents and $1.0 million of unencumbered Agency RMBS available to support our liquidity needs. Refer to the "Contractual obligations" section of this Item 2 for additional obligations that could impact our liquidity.

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

Cash flows

The below details changes to our cash, cash equivalents, and restricted cash for the six months ended June 30, 2025 and 2024 (in thousands).

	Six Months Ended
	June 30, 2025	June 30, 2024	Change
Cash and cash equivalents and restricted cash, Beginning of Period	$138,568	$125,573	$12,995

Net cash provided by (used in) operating activities (1)	23,515	25,704	(2,189)
Net cash provided by (used in) investing activities (2)	(485,249)	(921,516)	436,267
Net cash provided by (used in) financing activities (3)	423,335	918,673	(495,338)

Net change in cash and cash equivalents and restricted cash	(38,399)	22,861	(61,260)
Cash and cash equivalents and restricted cash, End of Period	$100,169	$148,434	$(48,265)
(1)Cash provided by operating activities is primarily attributable to net interest income less operating expenses for the six months ended June 30, 2025.
(2)Cash used in investing activities for the six months ended June 30, 2025 was primarily attributable to purchases of residential mortgage loans and real estate securities, offset by principal repayments on residential mortgage loans and proceeds from the sale of certain investments.
(3)Cash provided by financing activities for the six months ended June 30, 2025 was primarily attributable to proceeds from the issuance of securitized debt and net borrowings under financing arrangements, offset by principal repayments on securitized debt and dividend payments.

Stock repurchase programs

On August 3, 2022, our Board of Directors authorized a stock repurchase program (the "2022 Repurchase Program") to repurchase up to $15.0 million of our outstanding common stock. The 2022 Repurchase Program does not have an expiration date and permits us to repurchase our shares through various methods, including open market repurchases, privately negotiated block transactions and Rule 10b5-1 plans. We may repurchase shares of our common stock from time to time in compliance with SEC regulations and other legal requirements. The extent to which we repurchase our shares, and the timing, manner, price, and amount of any such repurchases, will depend upon a variety of factors including market conditions and other corporate considerations as determined by management, as well as the limits of the 2022 Repurchase Program and our liquidity and business strategy. The 2022 Repurchase Program does not obligate us to acquire any particular amount of shares and may be modified or discontinued at any time. As of the date of this filing, approximately $1.5 million of common stock remained authorized for future share repurchases under the 2022 Repurchase Program. There were no shares repurchased during the three and six months ended June 30, 2025 and 2024.

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

Equity distribution agreements

On November 6, 2024, we entered into separate equity distribution agreements (the "2024 Equity Distribution Agreements") with each of BTIG, LLC, JonesTrading Institutional Services LLC, Keefe, Bruyette & Woods, Inc. and Piper Sandler & Co. (collectively, the "2024 Sales Agents"), pursuant to which we may sell up to $75.0 million aggregate offering price of shares of our common stock from time to time through an "at-the-market" equity offering program under which the 2024 Sales Agents will act as sales agent. Prior to entering into the 2024 Equity Distribution Agreements, we terminated the equity distribution agreements related to our prior at-the-market program (the "Equity Distribution Agreements"). At the time of such termination, $51.7 million remained unsold under the prior program. We did not issue any shares of common stock under any of our equity distribution agreements then in effect during the three and six months ended June 30, 2025 and 2024.

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

In connection with the closing of the WMC acquisition, the MITT Management Agreement Amendment became effective, pursuant to which (i) our Manager’s base management fee was reduced by $0.6 million for the first four quarters following the Effective Time, beginning with the fiscal quarter in which the Effective Time occurred (i.e., resulting in an aggregate $2.4 million waiver of base management fees), and (ii) our Manager waived its right to seek reimbursement from us for any expenses otherwise reimbursable by us under the management agreement in an amount equal to approximately $1.3 million, which was the excess of $7.0 million over the aggregate per share additional merger consideration paid by our Manager to the holders of WMC Common Stock under the merger agreement.

Management fee

The management fee is calculated and payable quarterly in arrears in an amount equal to 1.50% of our Stockholders’ Equity, per annum. For purposes of calculating the management fee, "Stockholders’ Equity" means the sum of the net proceeds from any issuances of equity securities (including preferred securities) since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance, and excluding any future equity issuance to the Manager), plus our retained earnings at the end of such quarter (without taking into account any non-cash equity compensation expense or other non-cash items described below incurred in current or prior periods), less any amount that we pay for repurchases of our common stock, excluding any unrealized gains, losses or other non-cash items that have impacted stockholders’ equity as reported in our financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP, and certain other non-cash charges after discussions between the Manager and our independent directors and after approval by a majority of our independent directors. Stockholders’ Equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders’ equity shown on our financial statements. The below table details the management fees incurred during the three and six months ended June 30, 2025 and 2024 (in thousands).

	Three Months Ended		Six Months Ended
Consolidated statements of operations line item:	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Management fee to affiliate (1)	$2,301	$1,753	$4,628	$3,494
(1)For the three and six months ended June 30, 2024, the Manager agreed to waive its right to receive management fees of $0.6 million and $1.2 million, respectively, pursuant to the MITT Management Agreement Amendment executed in connection with the WMC acquisition.

As of June 30, 2025 and December 31, 2024, we have recorded management fees payable of $2.3 million and $2.3 million, respectively. The management fee payable is included within the "Due to affiliates" line item within the "Other liabilities" line item on the consolidated balance sheets.

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

During the three and six months ended June 30, 2025 and 2024, we did not incur any incentive fee expense.

Termination fee

Upon the occurrence of (i) our termination of the management agreement without cause or (ii) the Manager’s termination of the management agreement upon a breach by the Company of any material term of the management agreement, the Manager will be entitled to a termination fee equal to three times the average annual management fee during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter. As of June 30, 2025 and December 31, 2024, no event of termination of the management agreement had occurred.

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

The below table details the expense reimbursement incurred during the three and six months ended June 30, 2025 and 2024 (in thousands).

	Three Months Ended		Six Months Ended
Consolidated statements of operations line item:	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Non-investment related expenses (1)	$1,304	$1,636	$3,143	$3,300
Investment related expenses	95	87	295	201
Transaction related expenses	109	306	369	374
Expense reimbursements to Manager or its affiliates	$1,508	$2,029	$3,807	$3,875
(1)For the three and six months ended June 30, 2024, the Manager agreed to waive its right to receive expense reimbursements of $0.3 million and $0.6 million, respectively, pursuant to the MITT Management Agreement Amendment executed in connection with the WMC acquisition.

As of June 30, 2025 and December 31, 2024, we recorded a reimbursement payable to our Manager or its affiliates of $1.7 million and $1.7 million, respectively The reimbursement payable to the Manager or its affiliates is included within the "Due to affiliates" line item within the "Other liabilities" line item on the consolidated balance sheets.

Equity Incentive Plans

Effective April 15, 2020 upon the approval of our stockholders at our 2020 annual meeting of stockholders, our 2020 Equity Incentive Plan (the "2020 Equity Incentive Plan") provided for a maximum of 666,666 shares of common stock to be issued.

Under the 2020 Equity Incentive Plan, we granted an aggregate of 285,825 shares of restricted common stock to the independent directors, all of which have vested.

On December 6, 2023, in connection with the WMC acquisition, we granted an aggregate 25,962 restricted stock units to two independent directors added to our Board of Directors who previously served on WMC's board of directors, all of which have vested. Through May 5, 2025, the two independent directors have also been granted an aggregate of 4,098 dividend equivalent units, all of which have vested. These restricted stock units and associated dividend equivalent units will be settled in shares of our common stock upon each independent director's separation from service with us. On May 5, 2025, 15,030 restricted stock units and dividend equivalent units previously issued under the 2020 Equity Incentive Plan were settled for shares of our common stock, on a one-for-one basis, in connection with an independent director no longer serving on our Board of Directors as of May 5, 2025.

On May 5, 2025, following approval by stockholders at our annual stockholders meeting, our 2025 Equity Incentive Plan (the “2025 Equity Incentive Plan”) became effective. The maximum number of shares of our common stock that may be issued under the 2025 Equity Incentive Plan is 800,000 shares of common stock, plus 220,781 shares of common stock (which reflects the number of shares that remained available for issuance under the 2020 Equity Incentive Plan as of May 4, 2025), plus 130,000 shares of common stock that remain subject to outstanding awards under the 2020 Equity Incentive Plan but only to the extent that such shares become forfeited or otherwise lapse. As a result of the adoption of the 2025 Equity Incentive Plan, no additional awards will be granted under the 2020 Equity Incentive Plan (although awards previously made under the 2020 Equity Incentive Plan will remain in effect subject to the terms of the 2020 Equity Incentive Plan and the applicable award agreement). As of June 30, 2025, there were no shares or awards issued under the 2025 Equity Incentive Plan.

Unfunded commitments

See Note 12 of the "Notes to Consolidated Financial Statements (unaudited)" for detail on our commitments as of June 30, 2025.

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

We record TBA purchases and sales on the trade date and present the purchase or receipt net of the corresponding payable or receivable until the settlement date of the transaction. Refer to Note 7 to the "Notes to Consolidated Financial Statements (unaudited)" for additional detail on TBAs as of June 30, 2025, if applicable.

For additional information on our commitments as of June 30, 2025, refer to Note 12 of the "Notes to Consolidated Financial Statements (unaudited)." We do not expect these commitments, taken as a whole, to be significant to, or to have a material impact on, our overall liquidity or capital resources or our operations.

Critical accounting policies and estimates

We prepare our consolidated financial statements in conformity with GAAP, which requires the use of estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of income and expenses during the reporting period. These estimates are based, in part, on our judgment and assumptions regarding various economic conditions that we believe are reasonable based on facts and circumstances existing at the time of reporting. We believe that the estimates, judgments and assumptions utilized in the preparation of our consolidated financial statements are prudent and reasonable. Although our estimates contemplate conditions as of June 30, 2025 and how we expect them to change in the future, it is reasonably possible that actual conditions could be different than anticipated in arriving at those estimates, which could materially affect reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the periods presented.

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

Interest rate sensitivity

The following table quantifies the estimated percent change in GAAP equity, the fair value of our assets, and projected net interest income should interest rates go up or down instantaneously by 25, 50, and 75 basis points, assuming (i) the yield curves of the rate shocks will be parallel to each other and the current yield curve and (ii) all other market risk factors remain constant. These estimates were compiled using a combination of third-party services and models, market data and internal models. All changes in equity, assets, and income are measured as percentage changes from the GAAP equity, assets, and projected net interest income from our base interest rate scenario. The base interest rate scenario assumes spot and forward interest rates existing as of June 30, 2025. Actual results could differ materially from these estimates.

Agency RMBS and Agency-Eligible Loan assumptions attempt to predict default and prepayment activity at projected interest rate levels. To the extent that these estimates or other assumptions do not hold true, actual results will likely differ materially from projections and could result in percentage changes larger or smaller than the estimates in the table below. Moreover, if different models were employed in the analysis, materially different projections could result. In addition, while the table below reflects the estimated impact of interest rate increases and decreases on a static portfolio as of June 30, 2025, our Manager may from time to time sell any of our investments as a part of the overall management of our investment portfolio.

Change in Interest Rates (basis points) (1)	Change in Fair Value as a Percentage of GAAP Equity (2)(3)	Change in Fair Value as a Percentage of Assets (2)(3)	Percentage Change in Projected Net Interest Income (4)
75	(0.7)%	(0.1)%	1.2%
50	(0.5)%	—%	0.9%
25	(0.2)%	—%	0.5%
(25)	0.3%	—%	(0.5)%
(50)	0.6%	—%	(1.4)%
(75)	0.9%	0.1%	(2.1)%
(1)Includes investments held through affiliated entities that are reported as "Investments in debt and equity of affiliates" on our consolidated balance sheet, but excludes AG Arc.
(2)Does not include cash investments, which typically have overnight maturities and are not expected to change in value as interest rates change.
(3)Changes in fair value as a percentage of GAAP equity and assets are inclusive of forward purchase commitments to acquire Non-Agency Loans and Agency-Eligible Loans as of June 30, 2025.
(4)Interest income includes trades settled as of June 30, 2025.

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2025. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Acquisition of Additional Interest in AG Arc, LLC (“AG Arc”)

On August 1, 2025, we entered into an exchange agreement to acquire an additional 21.385% interest in AG Arc, from certain private funds (the “Holders”) managed by TPG Angelo Gordon (the “Arc Acquisition”). In connection with the Arc Acquisition, we issued 2,027,676 restricted shares (the “Shares”) of our common stock as consideration to the Holders. The Shares were issued in a private placement agreement pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. Upon closing of the Arc Acquisition on August 1, 2025 and giving effect to our acquisition of the additional 21.385% interest, we have an approximate 66.0% interest in AG Arc.

Registration Rights Agreement

In connection with the Arc Acquisition, on August 1, 2025, we entered into a registration rights agreement (the “Registration Rights Agreement”) with the Holders, pursuant to which we granted the Holders certain registration rights with respect to the Shares.

As soon as reasonably practicable and no later than 60 days after the closing of the Arc Acquisition, we have agreed to file a resale shelf registration statement on Form S-3 (or other forms as may be appropriate and available), registering the resale of all the Shares held by the Holders (the “Resale Shelf”). Following the initial effectiveness of the Resale Shelf, we are required to use our reasonable best efforts to maintain such effectiveness continuously until the date on which there are no longer any “Registrable Shares”, as defined in the Registration Rights Agreement.

The Registration Rights Agreement contains customary “blackout” and similar provisions, as well as customary provisions related to indemnification and contribution.

The foregoing description of the Registration Rights Agreement does not purport to be complete and is qualified in its entirety by the terms of the Registration Rights Agreement, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Unregistered Sale of Equity Securities

The information set forth above under “Acquisition of Additional Interest in AG Arc LLC” is incorporated herein by reference.

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

10.1*	Registration Rights Agreement, dated August 1, 2025, by and among AG Mortgage Investment Trust, Inc. and the Holders as defined therein.

10.2
AG Mortgage Investment Trust, Inc. 2025 Equity Incentive Plan (attached as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2025).

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

AG MORTGAGE INVESTMENT TRUST, INC.

August 5, 2025	By:	/s/ THOMAS J. DURKIN
Thomas J. Durkin
Chief Executive Officer and President (principal executive officer)

August 5, 2025	By:	/s/ ANTHONY W. ROSSIELLO
Anthony W. Rossiello
Chief Financial Officer (principal financial officer and principal accounting officer)