Form 10-Q
period 2025-09-30
AG Mortgage Investment Trust, Inc.
filed 2025-11-07
CIK 1514281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________

FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Yes   ☐     No   ☒
As of November 5, 2025, there were 31,744,449 outstanding shares of common stock of AG Mortgage Investment Trust, Inc.

AG MORTGAGE INVESTMENT TRUST, INC.

PART I

ITEM 1. FINANCIAL STATEMENTS

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands, except per share data)

	September 30, 2025	December 31, 2024
Assets
Securitized residential mortgage loans, at fair value - $803,984 and $705,294 pledged as collateral, respectively (1)	$8,288,983	$6,197,678
Residential mortgage loans, at fair value - $225,247 and $215,773 pledged as collateral, respectively	226,504	220,217
Commercial loans, at fair value - $57,738 and $67,005 pledged as collateral, respectively	57,738	67,005
Real estate securities, at fair value - $187,129 and $165,393 pledged as collateral, respectively	206,944	201,360
Investments in debt and equity of affiliates	61,344	46,841
Cash and cash equivalents	59,000	118,662
Restricted cash	17,808	19,906
Other assets	57,982	41,940
Total Assets	$8,976,303	$6,913,609

Liabilities
Securitized debt, at fair value (1)	$7,428,111	$5,491,967
Financing arrangements	838,245	742,108
Senior unsecured notes	96,267	95,721
Dividend payable	6,664	5,632
Other liabilities (2)	47,173	34,758
Total Liabilities	8,416,460	6,370,186
Commitments and Contingencies (Note 12)
Stockholders’ Equity
Preferred stock - $227,991 aggregate liquidation preference	220,472	220,472
Common stock, par value $0.01 per share; 450,000 shares of common stock authorized and 31,732 and 29,640 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	317	296
Additional paid-in capital	840,237	824,380
Retained earnings/(deficit)	(501,183)	(501,725)
Total Stockholders’ Equity	559,843	543,423

Total Liabilities and Stockholders’ Equity	$8,976,303	$6,913,609
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

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net Interest Income
Interest income	$124,714	$107,456	$344,709	$302,843
Interest expense	105,232	92,506	288,626	254,333
Total Net Interest Income	19,482	14,950	56,083	48,510

Other Income/(Loss)
Net interest component of interest rate swaps	1,108	2,180	2,666	6,447
Net realized gain/(loss)	(3,578)	(10,788)	(7,062)	(9,928)
Net unrealized gain/(loss)	13,199	19,700	13,961	20,488
Total Other Income/(Loss)	10,729	11,092	9,565	17,007

Expenses
Management fee to affiliate (1)	2,319	1,708	6,947	5,202
Non-investment related expenses (1)	2,603	2,734	8,390	8,552
Investment related expenses (1)	4,322	3,411	11,205	10,185
Transaction related expenses (1)	1,962	684	6,041	2,164
Total Expenses	11,206	8,537	32,583	26,103

Income/(loss) before equity in earnings/(loss) from affiliates	19,005	17,505	33,065	39,414

Equity in earnings/(loss) from affiliates	1,645	(849)	3,061	2,099
Income/(Loss) before Income Taxes	20,650	16,656	36,126	41,513

Income tax expense	689	16	743	58
Net Income/(Loss)	19,961	16,640	35,383	41,455

Dividends on preferred stock	5,344	4,716	15,969	13,888

Net Income/(Loss) Available to Common Stockholders	$14,617	$11,924	$19,414	$27,567

Earnings/(Loss) Per Share of Common Stock
Basic	$0.47	$0.40	$0.64	$0.94
Diluted	$0.47	$0.40	$0.64	$0.93

Weighted Average Number of Shares of Common Stock Outstanding
Basic	31,049	29,493	30,136	29,473
Diluted	31,064	29,520	30,158	29,500
(1) Refer to Note 10 for additional details on related party transactions.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except per share data)

For the Three Months Ended September 30, 2025 and September 30, 2024
	Common Stock		Preferred Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)
	Shares	Amount				Total
Balance at July 1, 2025	29,691	$297	$220,472	$824,763	$(509,125)	$536,407
Issuance of common stock	2,028	20	—	15,310	—	15,330
Grant of restricted stock and amortization of equity based compensation	13	—	—	164	—	164
Common dividends declared ($0.21 per share)	—	—	—	—	(6,664)	(6,664)
Preferred dividends declared (1)	—	—	—	—	(5,355)	(5,355)
Net Income/(Loss)	—	—	—	—	19,961	19,961
Balance at September 30, 2025	31,732	$317	$220,472	$840,237	$(501,183)	$559,843

	Common Stock		Preferred Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)
	Shares	Amount				Total
Balance at July 1, 2024	29,474	$295	$220,472	$824,106	$(511,371)	$533,502
Grant of restricted stock and amortization of equity based compensation	19	—	—	133	—	133
Common dividends declared ($0.19 per share)	—	—	—	—	(5,604)	(5,604)
Preferred dividends declared (1)	—	—	—	—	(4,586)	(4,586)
Net Income/(Loss)	—	—	—	—	16,640	16,640
Balance at September 30, 2024	29,493	$295	$220,472	$824,239	$(504,921)	$540,085

For the Nine Months Ended September 30, 2025 and September 30, 2024
	Common Stock		Preferred Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)
	Shares	Amount				Total
Balance at January 1, 2025	29,640	$296	$220,472	$824,380	$(501,725)	$543,423
Issuance of common stock	2,028	20	—	15,310	—	15,330
Grant of restricted stock and amortization of equity based compensation	64	1	—	547	—	548
Common dividends declared ($0.62 per share)	—	—	—	—	(18,831)	(18,831)
Preferred dividends declared (2)	—	—	—	—	(16,010)	(16,010)
Net Income/(Loss)	—	—	—	—	35,383	35,383
Balance at September 30, 2025	31,732	$317	$220,472	$840,237	$(501,183)	$559,843

	Common Stock		Preferred Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)
	Shares	Amount				Total
Balance at January 1, 2024	29,437	$294	$220,472	$823,715	$(516,113)	$528,368
Grant of restricted stock and amortization of equity based compensation	56	1	—	524	—	525
Common dividends declared ($0.56 per share)	—	—	—	—	(16,505)	(16,505)
Preferred dividends declared (2)	—	—	—	—	(13,758)	(13,758)
Net Income/(Loss)	—	—	—	—	41,455	41,455
Balance at September 30, 2024	29,493	$295	$220,472	$824,239	$(504,921)	$540,085
(1)For the three months ended September 30, 2025 and 2024, dividends totaling $0.51563 and $0.51563 per share of Series A Preferred Stock, $0.50 and $0.50 per share of Series B Preferred Stock, and $0.706042 and $0.50 per share of Series C Preferred Stock outstanding were declared, respectively.
(2)For the nine months ended September 30, 2025 and 2024, dividends totaling $1.54689 and $1.54689 per share of Series A Preferred Stock, $1.50 and $1.50 per share of Series B Preferred Stock, and $2.103968 and $1.50 per share of Series C Preferred Stock outstanding were declared, respectively.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

AG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended
	September 30, 2025	September 30, 2024
Cash Flows from Operating Activities
Net income/(loss)	$35,383	$41,455
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Net amortization of premium/(discount)	13,812	8,335
Net realized (gain)/loss	7,062	9,928
Net unrealized (gain)/loss	(13,961)	(20,488)
Grant of restricted stock and amortization of equity based compensation	548	525
Equity in (earnings)/loss from affiliates	(3,061)	(2,099)
Distributions of income from investments in debt and equity of affiliates	—	1,098
Change in operating assets/liabilities:
Other assets	3,218	8,172
Other liabilities	(2,107)	(6,742)
Net cash provided by (used in) operating activities	40,894	40,184

Cash Flows from Investing Activities
Purchases of residential mortgage loans	(2,674,073)	(1,241,586)
Purchases of real estate securities	(26,064)	(627,495)
Investments in debt and equity of affiliates	(114)	—
Proceeds from sales of residential mortgage loans	57,761	159,963
Proceeds from sales of real estate securities	5,189	586,094
Principal repayments on residential mortgage loans	674,461	475,300
Principal repayments on real estate securities	25,666	19,981
Principal funding on residential mortgage loans	(12,921)	(171)
Distributions received in excess of income from investments in debt and equity of affiliates	4,179	8,472
Net settlement of interest rate swaps and other instruments	(12,643)	(23,854)
Net settlement of TBAs	(1,852)	24
Cash flows provided by other investing activities	5,609	5,383
Net cash provided by (used in) investing activities	(1,954,802)	(637,889)

Cash Flows from Financing Activities
Net borrowings under (repayments of) financing arrangements	146,260	31,545
Principal repayments on fixed-rate long-term financing arrangements	(49,312)	(8,379)
Proceeds from issuance of senior unsecured notes	—	95,217
Repurchases of convertible senior unsecured notes	—	(7,059)
Principal repayments of convertible senior unsecured notes	—	(79,120)
Deferred financing costs paid	(328)	(142)
Proceeds from issuance of securitized debt	2,414,135	1,020,319
Principal repayments on securitized debt	(624,798)	(439,900)
Dividends paid on common stock	(17,799)	(12,373)
Dividends paid on preferred stock	(16,010)	(13,758)
Net cash provided by (used in) financing activities	1,852,148	586,350

Net change in cash and cash equivalents and restricted cash	(61,760)	(11,355)
Cash and cash equivalents and restricted cash, Beginning of Period	138,568	125,573
Cash and cash equivalents and restricted cash, End of Period	$76,808	$114,218

	Nine Months Ended
	September 30, 2025	September 30, 2024

Supplemental disclosure of cash flow information:
Cash paid for interest	$263,028	$230,581
Cash paid for taxes	$226	$141

Supplemental disclosure of non-cash financing and investing activities:
Transfer from residential mortgage loans to securitized residential mortgage loans	$2,592,027	$1,104,188
Common stock dividends declared but not paid	$6,664	$5,604
Transfer from residential mortgage loans to other assets	$8,319	$3,568
Investments in debt and equity of affiliates (Note 10)	$15,330	$—
Issuance of common stock (Note 10)	$15,330	$—

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	September 30, 2025	September 30, 2024
Cash and cash equivalents	$59,000	$102,532
Restricted cash	17,808	11,686
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$76,808	$114,218

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2025

1. Organization

AG Mortgage Investment Trust, Inc. (the "Company" or "MITT") is a residential mortgage REIT with a focus on investing in a diversified risk-adjusted portfolio of residential mortgage-related assets in the U.S. mortgage market. The Company’s investment activities primarily include acquiring and securitizing newly-originated residential mortgage loans within the non-agency segment of the housing market. The Company obtains its residential mortgage loans through Arc Home, LLC ("Arc Home"), a residential mortgage loan originator in which the Company owned an approximate 66.0% interest as of September 30, 2025, and through other third-party origination partners.

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
September 30, 2025
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

2. Summary of significant accounting policies

Consolidation and basis of presentation

The accompanying unaudited consolidated financial statements and related notes have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. For the three and nine months ended September 30, 2024, the Company reclassified $16 thousand and $58 thousand, respectively, from the “Non-investment related expenses” line item into the “Income tax expense” line item on the consolidated statement of operations. These expenses were reclassified to conform to the current year presentation of expenses. In the opinion of management, all adjustments considered necessary for a fair statement of the Company’s financial position, results of operations, and cash flows have been included for the interim period and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.

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
September 30, 2025
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

The Company enters into securitization transactions collateralized by its Non-Agency Loans/Agency-Eligible Loans, Home Equity Loans, and re- and non-performing loans (the trusts in which these loans are deposited are referred to as "Non-Agency VIEs", "Home Equity VIEs", and "RPL/NPL VIEs", respectively), which may result in the Company consolidating the respective VIEs that are created to facilitate these securitizations. Based on the evaluations of each VIE, the Company may conclude that the VIEs should be consolidated and, as a result, transferred assets of these VIEs would be determined to be secured borrowings. Upon consolidation, the Company elected the fair value option pursuant to ASC 825 for the assets and liabilities of the Non-Agency VIEs, Home Equity VIEs, and RPL/NPL VIEs. Electing the fair value option allows the Company to record changes in fair value in the consolidated statement of operations, which, in management's view, more appropriately reflects the results of operations for a particular reporting period as all activities will be recorded in a similar manner. The Company applied the guidance under ASC 810-10 (Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity) whereby the Company determines whether the fair value of the assets or liabilities of the Non-Agency VIEs, Home Equity VIEs, and RPL/NPL VIEs are more observable as a basis for measuring the less observable financial instruments. The Company has determined that the fair value of the liabilities of the Non-Agency VIEs, Home Equity VIEs, and RPL/NPL VIEs are more observable since the prices for these liabilities are more easily determined as similar instruments trade more frequently on a relative basis than the individual assets of the VIEs. See Note 3 for more detail regarding the Non-Agency VIEs, Home Equity VIEs, and RPL/NPL VIEs and Note 5 for more detail related to the Company's determination of fair value for the assets and liabilities included within these VIEs.

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
September 30, 2025
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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2025
3. Loans

Residential mortgage loans

The tables below detail information regarding the Company’s residential mortgage loan portfolio by collateral type as of September 30, 2025 and December 31, 2024 ($ in thousands). The gross unrealized gains/(losses) in the table below represent inception to date gains/(losses) since acquisition.

	Unpaid Principal Balance			Gross Unrealized			Weighted Average
September 30, 2025		Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield (1)	Life (Years) (2)
Securitized residential mortgage loans, at fair value (3)
Non-Agency Loans (4)	$7,298,543	$52,275	$7,350,818	$77,557	$(285,689)	$7,142,686	5.86%	5.76%	7.44
Home Equity Loans	921,111	64,181	985,292	22,619	—	1,007,911	9.81%	7.73%	5.01
Re- and Non-Performing Loans	160,916	(9,529)	151,387	—	(13,001)	138,386	4.25%	5.97%	5.53
Total Securitized residential mortgage loans, at fair value	$8,380,570	$106,927	$8,487,497	$100,176	$(298,690)	$8,288,983	6.26%	5.99%	7.14

Residential mortgage loans, at fair value
Agency-Eligible Loans	$95,124	$83	$95,207	$486	$(22)	$95,671	6.58%	6.25%	5.95
Home Equity Loans	121,535	6,326	127,861	1,143	—	129,004	9.42%	7.90%	4.77
Non-Agency Loans	555	16	571	8	(7)	572	6.77%	3.65%	3.48
Re- and Non-Performing Loans	1,314	(854)	460	797	—	1,257	N/A	NM	1.17
Total Residential mortgage loans, at fair value	$218,528	$5,571	$224,099	$2,434	$(29)	$226,504	8.17%	7.59%	5.26

Total as of September 30, 2025	$8,599,098	$112,498	$8,711,596	$102,610	$(298,719)	$8,515,487	6.31%	6.03%	7.09

	Unpaid Principal Balance			Gross Unrealized			Weighted Average
December 31, 2024		Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield (1)	Life (Years) (2)
Securitized residential mortgage loans, at fair value (3)
Non-Agency Loans (4)	$6,382,814	$5,817	$6,388,631	$28,767	$(372,801)	$6,044,597	5.59%	5.68%	8.12
Re- and Non-Performing Loans	182,501	(11,515)	170,986	—	(17,905)	153,081	3.43%	6.55%	5.53
Total Securitized residential mortgage loans, at fair value	$6,565,315	$(5,698)	$6,559,617	$28,767	$(390,706)	$6,197,678	5.53%	5.70%	8.05

Residential mortgage loans, at fair value
Agency-Eligible Loans	$101,570	$908	$102,478	$31	$(364)	$102,145	6.89%	6.58%	4.95
Home Equity Loans	99,863	1,625	101,488	2,509	(33)	103,964	10.35%	9.89%	4.30
Non-Agency Loans	13,098	(273)	12,825	101	(647)	12,279	7.54%	4.72%	3.76
Re- and Non-Performing Loans	2,016	(1,168)	848	981	—	1,829	N/A	103.24%	1.37
Total Residential mortgage loans, at fair value	$216,547	$1,092	$217,639	$3,622	$(1,044)	$220,217	8.54%	8.39%	4.54

Total as of December 31, 2024	$6,781,862	$(4,606)	$6,777,256	$32,389	$(391,750)	$6,417,895	5.62%	5.79%	7.93
NM - Not Meaningful
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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2025
The following tables present information regarding the delinquency status of the Company's residential mortgage loans ($ in thousands).

	Unpaid Principal Balance	Loan Count (1)	Aging by Unpaid Principal Balance (1)
September 30, 2025			Current	30-59 Days	60-89 Days	90+ Days (2)
Securitized residential mortgage loans
Non-Agency Loans	$7,298,543	18,795	$7,094,787	$85,167	$36,597	$81,992
Home Equity Loans	921,111	11,056	919,036	1,375	588	112
Re- and Non-Performing Loans	160,916	1,095	128,989	11,575	4,044	16,308
Total Securitized residential mortgage loans	$8,380,570	30,946	$8,142,812	$98,117	$41,229	$98,412
Residential mortgage loans
Agency-Eligible Loans	$95,124	228	$95,124	$—	$—	$—
Home Equity Loans	121,535	1,506	121,504	—	—	31
Non-Agency Loans	555	2	362	—	—	193
Re- and Non-Performing Loans (1)	1,314	N/A	N/A	N/A	N/A	N/A
Total Residential mortgage loans	$218,528	1,736	$216,990	$—	$—	$224
Total as of September 30, 2025	$8,599,098	32,682	$8,359,802	$98,117	$41,229	$98,636

	Unpaid Principal Balance	Loan Count (1)	Aging by Unpaid Principal Balance (1)
December 31, 2024			Current	30-59 Days	60-89 Days	90+ Days (2)
Securitized residential mortgage loans
Non-Agency Loans	$6,382,814	16,087	$6,183,680	$86,606	$33,793	$78,735
Re- and Non-Performing Loans	182,501	1,259	132,477	14,114	3,702	32,208
Total Securitized residential mortgage loans	$6,565,315	17,346	$6,316,157	$100,720	$37,495	$110,943
Residential mortgage loans
Agency-Eligible Loans	$101,570	214	$101,062	$508	$—	$—
Home Equity Loans	99,863	1,292	99,838	25	—	—
Non-Agency Loans	13,098	24	4,967	1,275	1,162	5,694
Re- and Non-Performing Loans (1)	2,016	N/A	N/A	N/A	N/A	N/A
Total Residential mortgage loans	$216,547	1,530	$205,867	$1,808	$1,162	$5,694
Total as of December 31, 2024	$6,781,862	18,876	$6,522,024	$102,528	$38,657	$116,637
(1)Loan count and aging data exclude the Re- and Non-Performing Loans subcategory of Residential mortgage loans above as there may be limited data available regarding the underlying collateral of these residual positions.
(2)Represents loans that either have a delinquency status greater than 90 days or are in the process of foreclosure. As of September 30, 2025, the $98.6 million of unpaid principal balance included securitized residential mortgage loans and residential mortgage loans that were 90+ days delinquent with a fair value of $42.6 million and loans in the process of foreclosure with a fair value of $53.1 million. As of December 31, 2024, the $116.6 million of unpaid principal balance included securitized residential mortgage loans and residential mortgage loans that were 90+ days delinquent with a fair value of $51.9 million and loans in the process of foreclosure with a fair value of $57.9 million.

As of September 30, 2025 and December 31, 2024, 6.5% and 9.6%, respectively, of the unpaid principal balance of the Company's securitized residential mortgage loans and residential mortgage loans were adjustable rate mortgages.

During the three and nine months ended September 30, 2025 and 2024, the Company purchased residential mortgage loans, as detailed below (in thousands).

	Three Months Ended				Nine Months Ended
	September 30, 2025		September 30, 2024		September 30, 2025		September 30, 2024
	Unpaid Principal Balance	Fair Value (1)	Unpaid Principal Balance	Fair Value (1)	Unpaid Principal Balance	Fair Value (1)	Unpaid Principal Balance	Fair Value (1)
Agency-Eligible Loans	$861,631	$888,611	$380,542	$388,733	$1,554,544	$1,595,966	$1,054,749	$1,073,436
Home Equity Loans	768,692	830,877	131,533	136,206	991,487	1,063,466	131,533	136,206
Non-Agency Loans	—	—	—	—	—	—	23,506	23,796
Total	$1,630,323	$1,719,488	$512,075	$524,939	$2,546,031	$2,659,432	$1,209,788	$1,233,438
(1)Fair value represents purchase price at acquisition.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2025

During the three and nine months ended September 30, 2025 and 2024, the Company sold residential mortgage loans as detailed below ($ in thousands).

	Three Months Ended				Nine Months Ended
	Number of Loans	Proceeds	Realized Gains	Realized Losses	Number of Loans	Proceeds	Realized Gains	Realized Losses
September 30, 2025
Agency-Eligible Loans	—	$—	$—	$—	88	$37,333	$238	$(219)
Non-Agency Loans	—	—	—	—	21	11,336	341	(1,152)
Re- and Non-Performing Loans	—	—	—	—	88	9,092	832	(1,149)
Total	—	$—	$—	$—	197	$57,761	$1,411	$(2,520)

September 30, 2024
Agency-Eligible Loans	190	$73,614	$356	$(276)	190	$73,614	$356	$(276)
Non-Agency Loans	160	86,349	1,274	(137)	160	86,349	1,274	(137)
Total	350	$159,963	$1,630	$(413)	350	$159,963	$1,630	$(413)
The Company’s residential mortgage loan portfolio consists of mortgage loans on residential real estate located throughout the United States. The following is a summary of the geographic concentration of credit risk as of September 30, 2025 and December 31, 2024 and includes states where the exposure is greater than 5% of the fair value of the Company's residential mortgage loan portfolio.

Geographic Concentration of Credit Risk (1)	September 30, 2025	December 31, 2024
California	30%	35%
Florida	10%	11%
New York	8%	11%
Texas	6%	6%
New Jersey	4%	5%
Other	42%	32%
(1)Excludes the Re- and Non-Performing Loans subcategory of Residential mortgage loans above as there may be limited data available regarding the underlying collateral of these residual positions.

Variable interest entities

The Company entered into securitization transactions collateralized by its Non-Agency Loans/Agency-Eligible Loans, Home Equity Loans, and re- and non-performing loans, of which the securitization trusts are considered VIEs. The Company was determined to be the primary beneficiary of the VIEs and, as a result, consolidated the assets and liabilities of the VIEs on its consolidated balance sheets. In a securitization transaction, a pool of loans is transferred to a wholly-owned subsidiary of the Company and the loans are deposited into a newly created securitization trust. The securitization trust issues various classes of mortgage pass-through certificates backed by the cash flows from the underlying residential mortgage loans (the "Certificates"). As the sponsor of the securitization, the Company retains certain Certificates issued by the securitization trusts in order to satisfy risk retention rules, which generally require the sponsor to retain at least 5% of the fair value of the Certificates issued in the securitization. The Company's continuing involvement in these securitization trusts represents its retained Certificates and the ability to purchase all of the outstanding Certificates upon the occurrence of certain events through an optional redemption right held by the Company. The Company has also engaged a related party of the Manager and direct subsidiary of TPG Angelo Gordon to act as the servicing administrator of certain securitization trusts.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2025

The following table details the carrying value related to the assets and liabilities of the Company’s consolidated VIEs as of September 30, 2025 and December 31, 2024 (in thousands).

	Non-Agency VIEs		Home Equity VIEs (1)	RPL/NPL VIEs
	September 30, 2025	December 31, 2024	September 30, 2025	September 30, 2025	December 31, 2024
Assets
Securitized residential mortgage loans, at fair value (2)	$7,142,686	$6,044,597	$1,007,911	$138,386	$153,081
Restricted Cash	—	—	1,055	10	10
Other assets	37,726	30,922	8,611	3,921	2,064
Total Assets	$7,180,412	$6,075,519	$1,017,577	$142,317	$155,155

Liabilities
Securitized debt, at fair value (2) (3)	$6,469,626	$5,391,413	$861,727	$96,758	$100,554
Other liabilities	27,899	22,185	4,846	280	298
Total Liabilities	$6,497,525	$5,413,598	$866,573	$97,038	$100,852

Total Equity (4)	$682,887	$661,921	$151,004	$45,279	$54,303
(1)As of December 31, 2024, the Company did not hold any assets or liabilities in Home Equity VIEs.
(2)Securitized residential mortgage loans in Non-Agency VIEs include loans that were considered to be Agency-Eligible prior to the Company's securitization.
(3)The holders of the securitized debt have no recourse to the general credit of the Company. The Company has no obligation to provide any other explicit or implicit support to the VIEs.
(4)The Company had outstanding financing arrangements collateralized by the Company's retained interests in its VIEs. Refer to Note 6 for additional information.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2025

Legacy WMC Commercial loans

The tables below detail information regarding the Company's Legacy WMC Commercial loan portfolio as of September 30, 2025 and December 31, 2024 ($ in thousands). The gross unrealized gains/(losses) in the table below represent inception to date gains/(losses) since acquisition.

September 30, 2025		Premium / (Discount)	Amortized Cost	Gross Unrealized		Fair Value	Weighted Average			Maturity Date (3)	LTV (4)	Location
Loan (1)(2)	Unpaid Principal Balance			Gains	Losses		Coupon	Yield (3)	Life (Years) (3)
Loan A (5)	$7,259	$(29)	$7,230	$—	$(334)	$6,896	8.42%	—%	N/A	N/A	61.63%	IL, FL
Loan B (5)	13,206	(52)	13,154	—	(608)	12,546	8.42%	—%	N/A	N/A	75.33%	CA
Loan C (5)	24,535	(99)	24,436	—	(1,127)	23,309	8.42%	—%	N/A	N/A	77.22%	NY
Loan D (6)	22,204	(44)	22,160	—	(7,173)	14,987	7.60%	—%	N/A	N/A	42.50%	CT
Total	$67,204	$(224)	$66,980	$—	$(9,242)	$57,738	8.15%	—%			65.94%

December 31, 2024		Premium / (Discount)	Amortized Cost	Gross Unrealized		Fair Value	Weighted Average			Maturity Date (9)	LTV (4)	Location
Loan (1)(2)	Unpaid Principal Balance			Gains	Losses		Coupon	Yield (7)	Life (Years) (8)
Loan A (5)	$7,259	$(64)	$7,195	$41	$—	$7,236	8.71%	10.69%	0.42	5/6/2025	61.63%	IL, FL
Loan B (5)	13,206	(116)	13,090	74	—	13,164	8.71%	10.69%	0.42	5/6/2025	75.33%	CA
Loan C (5)	24,535	(215)	24,320	137	—	24,457	8.71%	10.69%	0.42	5/6/2025	77.22%	NY
Loan D (6)	22,204	(168)	22,036	112	—	22,148	7.89%	8.73%	0.68	8/6/2025	42.50%	CT
Total	$67,204	$(563)	$66,641	$364	$—	$67,005	8.44%	10.04%	0.50		63.69%
(1)The Company has the contractual right to receive a balloon payment for each loan.
(2)Each commercial loan investment is a first mortgage loan.
(3)The borrowers for the Company’s Legacy WMC Commercial Loans are in maturity default as of September 30, 2025. See footnotes 5 and 6 for further details related to each loan. Due to these defaults, the lender on the Company’s financing arrangements is permitted to request full repayment of the debt with respect to such assets. The Company does not currently expect the lender to require repayment of the related outstanding financing arrangements prior to its scheduled maturity in March 2026.
(4)Represents the LTV at acquisition of WMC. The total LTV on commercial loans is presented based on fair value.
(5)Loans A, B, and C have a floating rate coupon equal to 4.20% plus one-month SOFR and are collateralized by hotels. During the second quarter 2025, these loans entered maturity default and were placed on non-accrual. Following a period of forbearance, the lender parties and the borrower are pursuing a consensual sale of the hotels, which may include transferring title of all or certain of the properties to the lender parties via a deed-in-lieu of foreclosure to facilitate the sale. The Company currently expects the sales process to be completed in the first half of 2026, however there are no assurances that sales can be completed within the time anticipated or at all.
(6)Loan D has a floating rate coupon equal to 3.38% plus one-month SOFR and is collateralized by a retail property. During the third quarter 2025, the loan entered maturity default. The property is generating positive cash flow and, as of the date of this report, the Company has continued to receive interest payments from the property’s cash flows. The lender parties are currently evaluating with the borrower a deed-in-lieu of foreclosure and/or a consensual sale of the property through a national commercial real estate sales advisor. In connection with the foregoing and the valuation analysis obtained from a third-party pricing service provider, the Company recognized an unrealized loss of $7.1 million for the three months ended September 30, 2025 and placed the loan on cost recovery status.
(7)The weighted average yields are calculated based on the amortized cost of the underlying loans.
(8)Actual maturities of commercial loans may be shorter or longer than stated contractual maturities. Maturities are affected by prepayments of principal.
(9)Represents maturity date of the last possible extension option.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2025
4. Real Estate Securities

The following tables detail the Company’s real estate securities portfolio by collateral type as of September 30, 2025 and December 31, 2024 ($ in thousands). The Company’s real estate securities include its interest in VIEs in which the Company has concluded that it is not the primary beneficiary and, as a result, did not consolidate the VIEs. The gross unrealized gains/(losses) in the tables below represent inception to date unrealized gains/(losses) since acquisition.

	Current Face (1)	Premium/ (Discount) (1)	Amortized Cost	Gross Unrealized		Fair Value (2)	Weighted Average
September 30, 2025				Gains	Losses		Coupon (3)	Yield (4)	Life (Years) (5)
Non-Agency RMBS
Non-QM Loans (6)	$48,961	$(2,412)	$48,548	$819	$(2,670)	$46,697	3.05%	6.90%	3.90
Agency-Eligible Loans (7)	46,431	(2,722)	44,336	1,735	(116)	45,955	3.53%	7.43%	6.78
Home Equity Loans (7)	37,950	(93)	47,628	4,820	(180)	52,268	6.04%	12.09%	6.65
Prime Jumbo Loans	6,345	(2,596)	3,900	910	(15)	4,795	1.03%	9.23%	7.68
Total Non-Agency RMBS	139,687	(7,823)	144,412	8,284	(2,981)	149,715	3.42%	8.84%	6.00

Legacy WMC CMBS (8)	82,962	(37,886)	45,076	6,050	(10,443)	40,683	6.47%	17.52%	1.58

Agency RMBS Interest Only	N/A	N/A	17,220	75	(749)	16,546	4.56%	7.67%	5.35
Total as of September 30, 2025	$222,649	$(45,709)	$206,708	$14,409	$(14,173)	$206,944	4.26%	10.63%	5.31

	Current Face (1)	Premium/ (Discount) (1)	Amortized Cost	Gross Unrealized		Fair Value (2)	Weighted Average
December 31, 2024				Gains	Losses		Coupon (3)	Yield (4)	Life (Years) (5)
Non-Agency RMBS
Non-QM Loans (6)	$49,516	$(2,772)	$49,015	$1,678	$(5,544)	$45,149	2.83%	7.65%	4.62
Agency-Eligible Loans (7)	51,861	(3,062)	49,488	1,555	(148)	50,895	3.45%	7.47%	6.91
Home Equity Loans	15,526	640	26,076	1,445	(491)	27,030	3.40%	16.36%	5.26
Prime Jumbo Loans	6,415	(2,701)	3,879	632	(6)	4,505	0.97%	9.41%	7.95
Total Non-Agency RMBS	123,318	(7,895)	128,458	5,310	(6,189)	127,579	3.08%	9.40%	5.65

Legacy WMC CMBS (8)	100,896	(41,879)	59,017	2,577	(8,809)	52,785	5.13%	16.74%	1.77

Agency RMBS Interest Only	N/A	N/A	20,517	908	(429)	20,996	4.32%	10.35%	6.55
Total as of December 31, 2024	$224,214	$(49,774)	$207,992	$8,795	$(15,427)	$201,360	3.62%	11.58%	5.20
(1)Current Face and Premium/(Discount) exclude Interest Only securities, which have no principal balances and bear interest based on a notional value. The notional value is used solely to determine interest distributions on the interest only classes of securities. As of September 30, 2025, the notional balance of the Non-QM Loans, Agency-Eligible Loans, Home Equity Loans, Prime Jumbo Loans and Agency RMBS Interest Only line items were $71.5 million, $43.4 million, $163.2 million, $25.5 million and $87.6 million, respectively. As of December 31, 2024, the notional value of the Non-QM Loans, Agency-Eligible Loans, Home Equity Loans, Prime Jumbo Loans and Agency RMBS Interest Only line items were $85.6 million, $50.4 million, $163.3 million, $28.3 million and $107.2 million, respectively.
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
(6)Certain Non-Agency RMBS include securities issued under Gold Creek Asset Trust ("GCAT"), which is the TPG Angelo Gordon securitization shelf under which the Company or private funds under the management of TPG Angelo Gordon securitize loans. These securities were retained from rated Non-QM Loan securitizations the Company participated in alongside private funds managed by TPG Angelo Gordon. The Company’s interest in the retained tranches represents its continuing involvement in these securitization trusts. As of September 30, 2025 and December 31, 2024, the Company’s Non-QM Loans includes $42.2 million and $40.3 million of retained securities from these transactions, respectively.
(7)For certain Non-Agency RMBS, the Company acted as a co-sponsor alongside an unrelated third party of rated securitizations. As the co-sponsor, the Company retained an "eligible vertical interest" to comply with risk retention rules which consists of at least 5% of each class of securities issued in the securitizations and represents the Company’s continuing involvement in these securitization trusts. The remaining tranches were sold to third parties and certain private funds managed by TPG Angelo Gordon or retained by the Company. As of September 30, 2025 and December 31, 2024, the Company’s Agency-Eligible Loans includes $44.0 million and $48.2 million of retained securities from these transactions, respectively. As of September 30, 2025, the Company’s Home Equity Loans includes $24.5 million of retained securities from these transactions.
(8)As of September 30, 2025, there are Legacy WMC CMBS with an unpaid principal balance of $23.5 million and a fair value of $7.1 million which are on non-accrual or cost recovery status. As of December 31, 2024, there are Legacy WMC CMBS with an unpaid principal balance of $23.5 million and a fair value of $6.0 million which are on non-accrual or cost recovery status.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2025
The following tables summarize the Company's real estate securities according to their projected weighted average life classifications as of September 30, 2025 and December 31, 2024 (in thousands).

September 30, 2025	Non-Agency RMBS		Legacy WMC CMBS		Agency RMBS
Weighted Average Life (1)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than or equal to one year	$—	$—	$2,451	$5,914	$—	$—
Greater than one year and less than or equal to five years	50,957	49,357	38,232	39,162	644	613
Greater than five years and less than or equal to ten years	78,249	75,275	—	—	15,902	16,607
Greater than ten years	20,509	19,780	—	—	—	—
Total as of September 30, 2025	$149,715	$144,412	$40,683	$45,076	$16,546	$17,220

December 31, 2024	Non-Agency RMBS		Legacy WMC CMBS		Agency RMBS
Weighted Average Life (1)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than or equal to one year	$2,983	$2,901	$14,731	$14,945	$—	$—
Greater than one year and less than or equal to five years	16,277	13,197	38,054	44,071	676	667
Greater than five years and less than or equal to ten years	71,588	75,990	—	—	20,320	19,850
Greater than ten years	36,731	36,370	—	—	—	—
Total as of December 31, 2024	$127,579	$128,458	$52,785	$59,016	$20,996	$20,517
(1)This is based on projected life. Typically, actual maturities are shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

The Company sold real estate securities during the three and nine months ended September 30, 2025 and 2024, as detailed below ($ in thousands).

	Three Months Ended				Nine Months Ended
	Number of Securities	Proceeds	Realized Gains	Realized Losses	Number of Securities	Proceeds	Realized Gains	Realized Losses
September 30, 2025
Agency RMBS	—	$—	$—	$—	1	$1,894	$241	$—
Non-Agency RMBS	—	—	—	—	2	1,336	72	—
Legacy WMC CMBS	—	—	—	—	1	1,959	—	(144)
September 30, 2024
Agency RMBS	6	$543,172	$10,172	$—	6	$543,172	$10,172	$—
Non-Agency RMBS	1	2,215	187	—	14	41,391	3,352	(482)
Legacy WMC CMBS	1	1,531	—	(62)	1	1,531	—	(62)

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2025
The following tables present the Company’s financial instruments measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 (in thousands).

	Fair Value at September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Securitized residential mortgage loans	$—	$—	$8,288,983	$8,288,983
Residential mortgage loans	—	1,257	225,247	226,504
Legacy WMC Commercial Loans	—	—	57,738	57,738
Non-Agency RMBS	—	11,288	138,427	149,715
Legacy WMC CMBS	—	40,683	—	40,683
Agency RMBS	—	16,546	—	16,546
Derivative assets (1)	—	5,795	128	5,923
Cash equivalents (2)	53,422	—	—	53,422
AG Arc (3)	—	—	49,244	49,244
Total Assets Measured at Fair Value	$53,422	$75,569	$8,759,767	$8,888,758

Liabilities:
Securitized debt	$—	$—	$(7,428,111)	$(7,428,111)
Loan purchase commitment (4)	—	—	(410)	(410)
Derivative liabilities (1)	—	(4,004)	(221)	(4,225)
Total Liabilities Measured at Fair Value	$—	$(4,004)	$(7,428,742)	$(7,432,746)

	Fair Value at December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Securitized residential mortgage loans	$—	$—	$6,197,678	$6,197,678
Residential mortgage loans	—	1,829	218,388	220,217
Legacy WMC Commercial loans	—	—	67,005	67,005
Non-Agency RMBS	—	12,046	115,533	127,579
Legacy WMC CMBS	—	52,785	—	52,785
Agency RMBS	—	20,996	—	20,996
Derivative assets (1)	—	11,414	204	11,618
Cash equivalents (2)	117,979	—	—	117,979
AG Arc (3)	—	—	30,778	30,778
Total Assets Measured at Fair Value	$117,979	$99,070	$6,629,586	$6,846,635

Liabilities:
Securitized debt	$—	$—	$(5,491,967)	$(5,491,967)
Derivative liabilities (1)	—	(38)	(336)	(374)
Total Liabilities Measured at Fair Value	$—	$(38)	$(5,492,303)	$(5,492,341)
(1)As of September 30, 2025, the Company applied a reduction in fair value of $4.9 million and $2.3 million to its interest rate swap assets and liabilities, respectively, related to variation margin with a corresponding increase or decrease in restricted cash. As of December 31, 2024, the Company applied a reduction in fair value of $11.4 million and $35.0 thousand to its interest rate swap assets and liabilities, respectively, related to variation margin with a corresponding increase or decrease in restricted cash, net of collateral posted by the Company's derivative counterparties. Derivative assets and liabilities are included in the "Other assets" and "Other liabilities" line items on the consolidated balance sheets, respectively.
(2)The Company classifies highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents. Cash equivalents may include cash invested in money market funds and are carried at cost, which approximates fair value.
(3)The table above includes the Company's investment in AG Arc, which is included in its "Investments in debt and equity of affiliates" line item on the consolidated balance sheets, as the Company has elected the fair value option with respect to its investment pursuant to ASC 825.
(4)The Company has elected the fair value option pursuant to ASC 825 for its loan purchase commitments. Loan purchase commitment liabilities are included in the “Other liabilities" line item on the consolidated balance sheets.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2025

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

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the three and nine months ended September 30, 2025 and 2024.

The Company did not have any transfers of assets or liabilities between Levels 1 or 2 and Level 3 of the fair value hierarchy during the three and nine months ended September 30, 2025. The Company transferred $1.6 million of residential mortgage loans from Level 3 to Level 2 of the fair value hierarchy during the nine months ended September 30, 2024. Transfers into the Level 3 category of the fair value hierarchy occur due to instruments exhibiting indications of reduced levels of market transparency. Transfers out of the Level 3 category of the fair value hierarchy occur due to instruments exhibiting indications of increased levels of market transparency. Indications of increases or decreases in levels of market transparency include a change in observable transactions or executable quotes involving these instruments or similar instruments. Changes in these indications could impact price transparency, and thereby cause a change in level designations in future periods.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2025
The following tables present additional information about the Company’s assets and liabilities which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value (in thousands).

Three Months Ended September 30, 2025
	Residential Mortgage Loans (1)	Legacy WMC Commercial Loans	Non-Agency RMBS	Other Assets (2)	AG Arc	Securitized Debt	Other Liabilities (2)
Beginning balance	$6,974,999	$64,883	$137,945	$511	$32,205	$(5,937,637)	$(51)
Purchases	1,719,848	—	—	—	15,330	—	—
Issuances of Securitized Debt	—	—	—	—	—	(1,678,309)	—
Capital distributions	—	—	—	—	(628)	—	—
Proceeds from sales or settlements	—	—	—	(628)	—	—	153
Principal repayments	(251,531)	—	(2,898)	—	—	238,336	—
Principal funding	5,968	—	—	—	—	—	—
Included in net income:
Net premium and discount amortization (3)	(591)	6	(679)	—	—	(4,791)	—
Net realized gain/(loss)	(224)	—	—	628	—	—	(153)
Net unrealized gain/(loss)	67,042	(7,151)	4,059	(383)	—	(45,710)	(580)
Equity in earnings/(loss) from affiliates	—	—	—	—	2,337	—	—
Other (4)	(1,281)	—	—	—	—	—	—
Ending Balance	$8,514,230	$57,738	$138,427	$128	$49,244	$(7,428,111)	$(631)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of September 30, 2025
Net premium and discount amortization (3)	$(591)	$6	$(679)	$—	$—	$(4,791)	$—
Net unrealized gain/(loss)	67,042	(7,151)	4,059	128	—	(45,710)	(631)
Equity in earnings/(loss) from affiliates	—	—	—	—	2,337	—	—

Three Months Ended September 30, 2024
	Residential Mortgage Loans (1)	Legacy WMC Commercial Loans	Non-Agency RMBS	Legacy WMC CMBS	Legacy WMC Other Securities	Other Assets (2)	AG Arc	Securitized Debt	Other Liabilities (2)
Beginning balance	$6,092,516	$66,753	$57,392	$727	$1,208	$446	$34,954	$(5,117,189)	$(560)
Transfers out of level 3 (5)	(1,329)	—	—	—	—	—	—	—	—
Purchases	524,709	—	51,047	—	—	—	—	—	—
Issuances of Securitized Debt	—	—	—	—	—	—	—	(355,794)	—
Capital distributions	—	—	—	—	—	—	(4,561)	—	—
Proceeds from sales or settlements	(159,963)	—	—	—	—	(802)	—	—	460
Principal repayments	(163,020)	—	(524)	—	—	—	—	155,186	—
Principal funding	171	—	—	—	—	—	—	—	—
Included in net income:
Net premium and discount amortization (3)	2,679	50	41	—	(51)	—	—	(7,334)	—
Net realized gain/(loss)	1,144	—	—	—	—	802	—	—	(460)
Net unrealized gain/(loss)	193,094	72	3,215	(91)	(159)	(297)	—	(172,421)	535
Equity in earnings/(loss) from affiliates	—	—	—	—	—	—	574	—	—
Other (4)	(223)	—	—	—	—	—	—	—	—
Ending Balance	$6,489,778	$66,875	$111,171	$636	$998	$149	$30,967	$(5,497,552)	$(25)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of September 30, 2024
Net premium and discount amortization (3)	$2,719	$50	$41	$—	$(51)	$—	$—	$(7,334)	$—
Net unrealized gain/(loss)	194,100	72	3,215	(91)	(159)	146	—	(172,421)	(25)
Equity in earnings/(loss) from affiliates	—	—	—	—	—	—	574	—	—
(1)Includes Securitized residential mortgage loans.
(2)Other assets and Other liabilities include derivative forward purchase commitments and loan purchase commitments, if applicable.
(3)Included in the "Interest income" and "Interest expense" line items on the consolidated statement of operations for assets and liabilities, respectively.
(4)Includes transfers of residential mortgage loans to real estate owned as well as activity related to advances.
(5)Transfers are assumed to occur at the beginning of the period.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2025

Nine Months Ended September 30, 2025
	Residential Mortgage Loans (1)	Legacy WMC Commercial Loans	Non-Agency RMBS	Other Assets (2)	AG Arc	Securitized Debt	Other Liabilities (2)
Beginning balance	$6,416,066	$67,005	$115,533	$204	$30,778	$(5,491,967)	$(336)
Purchases	2,659,469	—	25,963	—	15,330	—	—
Issuances of Securitized Debt	—	—	—	—	—	(2,401,639)	—
Capital distributions	—	—	—	—	(628)	—	—
Proceeds from sales or settlements	(57,761)	—	—	(886)	—	—	451
Principal repayments	(673,916)	—	(6,600)	—	—	621,485	—
Principal funding	12,921	—	—	—	—	—	—
Included in net income:
Net premium and discount amortization (3)	3,514	339	(2,197)	—	—	(18,248)	—
Net realized gain/(loss)	(1,946)	—	—	886	—	—	(451)
Net unrealized gain/(loss)	163,425	(9,606)	5,728	(76)	—	(137,742)	(295)
Equity in earnings/(loss) from affiliates	—	—	—	—	3,764	—	—
Other (4)	(7,542)	—	—	—	—	—	—
Ending Balance	$8,514,230	$57,738	$138,427	$128	$49,244	$(7,428,111)	$(631)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of September 30, 2025
Net premium and discount amortization (3)	$3,473	$339	$(2,197)	$—	$—	$(18,248)	$—
Net unrealized gain/(loss)	162,568	(9,606)	5,728	128	—	(137,742)	(631)
Equity in earnings/(loss) from affiliates	—	—	—	—	3,764	—	—

Nine Months Ended September 30, 2024
	Residential Mortgage Loans (1)	Legacy WMC Commercial Loans	Non-Agency RMBS	Legacy WMC CMBS	Legacy WMC Other Securities	Other Assets (2)	AG Arc	Securitized Debt	Other Liabilities (2)
Beginning balance	$5,675,135	$66,303	$37,533	$5,796	$1,156	$1,172	$33,574	$(4,711,623)	$(7)
Transfers out of level 3 (5)	(1,629)	—	—	—	—	—	—	—	—
Purchases	1,234,906	—	69,098	—	—	—	—	—	—
Issuances of Securitized Debt	—	—	—	—	—	—	—	(1,014,049)	—
Capital distributions	—	—	—	—	—	—	(5,042)	—	—
Proceeds from sales or settlements	(159,963)	—	—	—	—	(2,530)	—	—	1,217
Principal repayments	(474,879)	—	(524)	—	—	—	—	439,549	—
Principal funding	171	—	—	—	—	—	—	—	—
Included in net income:
Net premium and discount amortization (3)	10,842	250	74	(63)	(148)	—	—	(22,650)	—
Net realized gain/(loss)	1,200	—	—	—	—	2,530	—	—	(1,217)
Net unrealized gain/(loss)	207,574	322	4,990	(5,097)	(10)	(1,023)	—	(188,779)	(18)
Equity in earnings/(loss) from affiliates	—	—	—	—	—	—	2,435	—	—
Other (4)	(3,579)	—	—	—	—	—	—	—	—
Ending Balance	$6,489,778	$66,875	$111,171	$636	$998	$149	$30,967	$(5,497,552)	$(25)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of September 30, 2024
Net premium and discount amortization (3)	$11,071	$250	$74	$(63)	$(148)	$—	$—	$(22,650)	$—
Net unrealized gain/(loss)	208,835	322	4,990	(5,097)	(10)	149	—	(188,779)	(25)
Equity in earnings/(loss) from affiliates	—	—	—	—	—	—	2,435	—	—
(1)Includes Securitized residential mortgage loans.
(2)Other assets and Other liabilities include derivative forward purchase commitments and loan purchase commitments, if applicable.
(3)Included in the "Interest income" and "Interest expense" line items on the consolidated statement of operations for assets and liabilities, respectively.
(4)Includes transfers of residential mortgage loans to real estate owned as well as activity related to advances.
(5)Transfers are assumed to occur at the beginning of the period.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2025

The following table presents a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of investments for which the Company has utilized Level 3 inputs to determine fair value as of September 30, 2025 and December 31, 2024 ($ in thousands).

		September 30, 2025		December 31, 2024
Valuation Technique	Unobservable Input	Fair Value	Range (Weighted Average) (1)	Fair Value	Range (Weighted Average) (1)
Securitized Residential Mortgage Loans
	Yield		4.63% - 17.25% (5.80%)		5.75% - 11.18% (6.26%)
Discounted Cash Flow	Projected Collateral Prepayments	$8,288,983	4.37% - 13.58% (9.82%)	$6,197,678	4.95% - 14.48% (8.87%)
	Projected Collateral Losses		0.00% - 1.81% (0.10%)		0.00% - 2.02% (0.08%)
	Projected Collateral Severities		-35.90% - 100.00% (28.06%)		-19.30% - 26.00% (19.34%)
Residential Mortgage Loans
	Yield		5.73% - 11.54% (6.76%)		6.44% - 15.63% (7.76%)
Discounted Cash Flow	Projected Collateral Prepayments	$225,247	3.82% - 34.32% (15.84%)	$218,388	1.29% - 32.03% (17.65%)
	Projected Collateral Losses		0.00% - 11.14% (1.32%)		0.00% - 26.56% (1.00%)
	Projected Collateral Severities		-25.00% - 59.41% (15.80%)		-25.96% - 25.00% (16.59%)
Legacy WMC Commercial Loans
	Yield		4.39% - 9.17% (7.93%)		8.06% - 9.63% (9.11%)
Discounted Cash Flow	Credit Spread	$57,738	70 bps - 512 bps (397 bps)	$67,005	377 bps - 512 bps (467 bps)
	Recovery Percentage (2)		69.53% - 98.73% (91.15%)		100.00% - 100.00% (100.00%)
Non-Agency RMBS
	Yield		5.02% - 20.00% (7.69%)		5.86% - 25.00% (7.90%)
Discounted Cash Flow	Projected Collateral Prepayments	$138,427	7.46% - 12.21% (10.79%)	$115,533	7.37% - 14.50% (11.46%)
	Projected Collateral Losses		0.00% - 0.25% (0.06%)		0.00% - 0.18% (0.04%)
	Projected Collateral Severities		10.00% - 100.00% (44.32%)		10.00% - 25.00% (18.17%)
Other Assets (3)
	Yield		5.92% - 6.76% (6.05%)		6.59% - 7.70% (6.72%)
Discounted Cash Flow	Projected Collateral Prepayments	$128	9.07% - 23.38% (17.57%)	$204	11.52% - 25.78% (19.09%)
	Projected Collateral Losses		0.05% - 5.96% (1.19%)		0.02% - 2.73% (0.71%)
	Projected Collateral Severities		10.00% - 10.00% (10.00%)		10.00% - 10.00% (10.00%)
	Pull Through Percentages		65.00% - 100.00% (94.15%)		60.00% - 100.00% (89.33%)
AG Arc
Comparable Multiple	Book Value Multiple	$49,244	1.025x - 1.025x (1.025x)	$30,778	0.95x - 0.95x (0.95x)
Securitized Debt
	Yield		4.36% - 30.00% (5.42%)		5.11% - 25.00% (5.86%)
Discounted Cash Flow	Projected Collateral Prepayments	$(7,428,111)	4.37% - 13.58% (9.81%)	$(5,491,967)	4.95% - 14.48% (8.85%)
	Projected Collateral Losses		0.00% - 0.50% (0.10%)		0.00% - 0.50% (0.07%)
	Projected Collateral Severities		10.00% - 100.00% (27.76%)		10.00% - 26.00% (19.63%)
Other Liabilities (3)
	Yield		5.91% - 6.76% (6.11%)		6.58% - 6.96% (6.67%)
Discounted Cash Flow	Projected Collateral Prepayments	$(631)	6.05% - 26.73% (18.23%)	$(336)	9.00% - 26.94% (18.34%)
	Projected Collateral Losses		0.10% - 10.10% (0.32%)		0.01% - 1.36% (0.17%)
	Projected Collateral Severities		10.00% - 13.83% (10.03%)		10.00% - 10.00% (10.00%)
	Pull Through Percentages		65.00% - 100.00% (92.02%)		65.00% - 100.00% (90.48%)
(1)Amounts are weighted based on fair value.
(2)Represents the proportion of the principal expected to be collected relative to the loan balances as of September 30, 2025 and December 31, 2024.
(3)Other assets and Other liabilities include derivative forward purchase commitments and loan purchase commitments, if applicable.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2025
6. Financing

The following table presents a summary of the Company's financing as of September 30, 2025 and December 31, 2024 ($ in thousands).

	September 30, 2025						December 31, 2024
	Financing			Weighted Average		Collateral Fair Value (1)(2)	Financing
	Current Face	Carrying Value	Stated Maturity	Funding Cost	Life (Years)		Carrying Value
Financing Arrangements by Asset Type (3)
Securitized Residential Mortgage Loans (4)
Non-Agency Loans	$439,020	$439,020	Oct 2025 - May 2026	5.71%	0.19	$675,319	$370,913
Home Equity Loans	68,851	68,851	Dec 2025	5.02%	0.21	86,761	—
Re- and Non-Performing Loans	26,992	26,992	Oct 2025	6.23%	0.04	41,904	31,798
Residential Mortgage Loans (5)
Agency-Eligible Loans	89,845	89,845	Nov 2025	5.96%	0.16	95,671	95,688
Home Equity Loans (6)	59,623	59,623	Jun 2026 - Jul 2026	6.75%	0.75	129,004	87,440
Non-Agency Loans	—	—	N/A	N/A	N/A	572	7,615
Legacy WMC Commercial Loans	27,436	27,436	Mar 2026	7.16%	0.48	57,738	47,222
Non-Agency RMBS	98,130	98,130	Oct 2025 - May 2026	5.08%	0.23	130,657	78,978
Legacy WMC CMBS	17,348	17,348	Oct 2025 - Dec 2025	5.55%	0.15	40,651	20,416
Agency RMBS	11,000	11,000	Oct 2025 - Dec 2025	4.60%	0.22	15,821	2,038
Total Financing Arrangements	$838,245	$838,245		5.72%	0.24	$1,274,098	$742,108

Securitized debt, at fair value (7)(8)
Non-Agency Loans (9)	$6,676,720	$6,469,626	N/A	5.35%	5.73	N/A	$5,391,413
Home Equity Loans (9)	828,954	861,727	N/A	5.89%	2.52	N/A	—
Re- and Non-Performing Loans	102,656	96,758	N/A	3.42%	3.36	N/A	100,554
Total Securitized Debt	$7,608,330	$7,428,111		5.39%	5.38	N/A	$5,491,967

Senior Unsecured Notes (10)
February 2029 Senior Unsecured Notes	$34,500	$33,249	Feb 2029	10.79%	3.43	N/A	$33,028
May 2029 Senior Unsecured Notes	65,000	63,018	May 2029	10.52%	3.68	N/A	62,693
Total Senior Unsecured Notes	$99,500	$96,267		10.61%	3.59	N/A	$95,721

Total Financing	$8,546,075	$8,362,623		5.48%	5.02	$1,274,098	$6,329,796
(1)The Company also had $4.4 million and $10.6 million of cash pledged under repurchase agreements as of September 30, 2025 and December 31, 2024, respectively.
(2)Under the terms of the Company’s financing agreements, the Company's financing counterparties may, in certain cases, sell or re-hypothecate the pledged collateral.
(3)Financing arrangements are recorded at amortized cost on the Company's consolidated balance sheets. The fair value of the Company's financing arrangements approximates the carrying value due to their floating interest rates and short-term maturities of generally one year or less. Financing arrangements are classified as Level 2 of the fair value hierarchy.
(4)Amounts pledged as collateral under Securitized residential mortgage loans include certain of the Company's retained interests in securitizations. Refer to Note 3 for more information on the Non-Agency VIEs, Home Equity VIEs, and RPL/NPL VIEs.
(5)The Company's Residential mortgage loan financing arrangements include a maximum borrowing capacity of $1.6 billion on facilities used to finance Agency-Eligible, Home Equity and Non-Agency Loans of which $50 million is contractually committed.
(6)The collateral fair value pledged includes $54.0 million of Home Equity Loans, with an unpaid principal balance of $50.9 million, in which the Company has no outstanding financing but has the ability to borrow from up to $50 million of available committed financing at an advance rate of 87.5% of unpaid principal balance pledged as collateral.
(7)The holders of the securitized debt have no recourse to the general credit of the Company. The Company has no obligation to provide any other explicit or implicit support to the Non-Agency VIEs, Home Equity VIEs, and RPL/NPL VIEs.
(8)The weighted average funding costs are calculated based on the amortized cost of the underlying securities.
(9)The current face on the Company's Securitized debt in the Company's Non-Agency VIEs and Home Equity VIEs excludes Interest Only classes which have no principal balances and bear interest based on a notional value. The notional value is used solely to determine interest distributions on the interest only classes of securities. As of September 30, 2025, the notional value of interest only classes of Securitized debt in the Non-Agency VIEs and Home Equity VIEs was $3.4 billion and $310.9 million, respectively.
(10)The Senior Unsecured Notes are recorded at amortized cost in the Company's consolidated balance sheets. As of September 30, 2025, the fair value of the Senior Unsecured Notes was $101.3 million. The fair value of the Senior Unsecured Notes is based upon prices obtained from third-party pricing services or broker quotations and are classified as Level 2 of the fair value hierarchy.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2025
Senior Unsecured Notes

The Company’s Senior Unsecured Notes consist of $34.5 million principal amount 9.500% Senior Notes due February 2029 ("February 2029 Senior Unsecured Notes") and $65.0 million principal amount 9.500% Senior Notes due May 2029 ("May 2029 Senior Unsecured Notes" and together with the February 2029 Senior Unsecured Notes, the "Senior Unsecured Notes"). The February 2029 Senior Unsecured Notes were issued on January 26, 2024 in a public offering for net proceeds of approximately $32.8 million and the May 2029 Senior Unsecured Notes were issued on May 15, 2024 in a public offering for net proceeds of approximately $62.4 million. The below table provides a summary of the Senior Unsecured Notes as of September 30, 2025 ($ in thousands).

	Principal Amount (1)	Carrying Value	Maturity Date (2)	Redemption Date (3)	Rate (4)
February 2029 Senior Unsecured Notes	$34,500	$33,249	February 15, 2029	February 15, 2026	9.500%
May 2029 Senior Unsecured Notes	$65,000	$63,018	May 15, 2029	May 15, 2026	9.500%
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

The below table details the total interest expense incurred on the Senior Unsecured Notes during the three and nine months ended September 30, 2025 and 2024 (in thousands).

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Coupon interest expense	$2,363	$2,363	$7,089	$4,563
Amortization expense	187	168	546	332
Total interest expense	$2,550	$2,531	$7,635	$4,895

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

There was no interest expense incurred during the three and nine months ended September 30, 2025 as the Legacy WMC Convertible Notes matured in September 2024. The below table details the total interest expense incurred on the Legacy WMC Convertible Notes during the three and nine months ended September 30, 2024 (in thousands).

	Three Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2024
Coupon interest expense	$1,097	$3,805
Amortization expense	271	912
Total interest expense	$1,368	$4,717

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2025
Contractual maturities

The following table allocates the current face of the Company's borrowings under financing arrangements and the Senior Unsecured Notes as of September 30, 2025 by contractual maturity (in thousands). Securitized debt is excluded from the below table as it does not have a contractual maturity.

	Within 30 Days	Over 30 Days to 3 Months	Over 3 Months to 12 Months	Over 12 Months	Total
Financing Arrangements by Asset Type
Securitized Residential Mortgage Loans
Non-Agency Loans	$139,443	$188,404	$111,173	$—	$439,020
Home Equity Loans	—	68,851	—	—	68,851
Re- and Non-Performing Loans	26,992	—	—	—	26,992
Residential Mortgage Loans
Agency-Eligible Loans	—	89,845	—	—	89,845
Home Equity Loans	—	—	59,623	—	59,623
Legacy WMC Commercial Loans (1)	—	—	27,436	—	27,436
Non-Agency RMBS	2,262	83,300	12,568	—	98,130
Legacy WMC CMBS	6,309	11,039	—	—	17,348
Agency RMBS	930	10,070	—	—	11,000
Total Financing Arrangements	$175,936	$451,509	$210,800	$—	$838,245

Senior Unsecured Notes
February 2029 Senior Unsecured Notes	$—	$—	$—	$34,500	$34,500
May 2029 Senior Unsecured Notes	—	—	—	65,000	65,000
Total Senior Unsecured Notes	$—	$—	$—	$99,500	$99,500
(1)The borrowers for the Company’s Legacy WMC Commercial Loans are in maturity default as of September 30, 2025. Due to these defaults, the lender on the Company’s financing arrangements is permitted to request full repayment of the debt with respect to such assets. The Company does not currently expect the lender to require repayment of the related outstanding financing arrangements prior to its scheduled maturity in March 2026.

Counterparties

The Company had outstanding financing arrangements with six counterparties as of September 30, 2025 and December 31, 2024.

The following table presents information as of September 30, 2025 and December 31, 2024 with respect to each counterparty that provides the Company with financing for which the Company had greater than 5% of its stockholders’ equity at risk, excluding stockholders’ equity at risk under financing through affiliated entities ($ in thousands).

	September 30, 2025			December 31, 2024
Counterparty	Stockholders' Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity	Stockholders' Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity
BofA Securities, Inc.	$144,199	72	25.8%	$135,141	82	25.0%
Goldman Sachs Bank USA	132,921	50	23.7%	92,220	118	17.1%
Barclays Capital Inc.	106,142	132	19.0%	75,516	20	14.0%
JP Morgan Securities, LLC	30,459	29	5.4%	(1)	(1)	(1)
Atlas Securitized Products, L.P.	30,233	175	5.4%	(1)	(1)	(1)
Various (2)	(2)	(2)	(2)	81,855	211	15.2%
(1)As of December 31, 2024, the Company had less than 5% of its equity at risk under financing arrangements with Atlas Securitized Products, L.P. and JP Morgan Securities, LLC.
(2)As of December 31, 2024, certain retained interests in securitizations are held in WMC RR 2023-1 Trust, a wholly owned subsidiary of the Company. WMC RR 2023-1 Trust issued certificates which were sold to various third-party investors. WMC RR 2023-1 Trust matured and was paid off in July 2025.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2025

Financial Covenants

The Company’s financing arrangements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each financing arrangement, typical supplemental terms include requirements of minimum equity and liquidity, leverage ratios, and performance triggers. In addition, some of the financing arrangements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that the Company fails to comply with the covenants contained in these financing arrangements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the associated agreement. Financings pursuant to financing arrangements are generally recourse to the Company. As of September 30, 2025, the Company is in compliance with all of its financial covenants.

7. Other assets and liabilities

The following table details certain information related to the Company's "Other assets" and "Other liabilities" line items on its consolidated balance sheets as of September 30, 2025 and December 31, 2024 (in thousands).

	September 30, 2025	December 31, 2024
Other assets
Interest receivable	$48,566	$34,930
Real estate owned	5,506	3,537
Derivative assets, at fair value	1,004	204
Other assets	2,628	3,269
Due from broker	278	—
Total Other assets	$57,982	$41,940

Other liabilities
Due to affiliates (1)	$5,015	$4,275
Interest payable	36,042	28,294
Derivative liabilities, at fair value	1,909	340
Loan purchase commitment, at fair value	410	—
Accrued expenses	2,200	1,698
Due to broker	899	48
Taxes payable	698	103
Total Other liabilities	$47,173	$34,758
(1)Refer to Note 10 for more information.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2025

Derivatives

The following table presents information related to the Company's derivatives and other instruments and their balance sheet location as of September 30, 2025 and December 31, 2024 (in thousands).

	Balance Sheet Location	September 30, 2025		December 31, 2024
Derivatives and Other Instruments (1)		Notional	Fair Value	Notional	Fair Value
Pay Fix/Receive Float Interest Rate Swap Agreements (2) (3)	Other assets	$231,500	$56	$337,550	$—
Pay Fix/Receive Float Interest Rate Swap Agreements (2) (3)	Other liabilities	213,560	—	5,000	(4)
Short TBAs	Other assets	—	820	—	—
Short TBAs	Other liabilities	—	(1,688)	—	—
Forward Purchase Commitments	Other assets	32,446	128	30,581	204
Forward Purchase Commitments	Other liabilities	30,096	(221)	35,398	(336)
(1)As of September 30, 2025 and December 31, 2024, no derivatives held by the Company were designated as hedges for accounting purposes.
(2)As of September 30, 2025, the Company applied a reduction in fair value of $4.9 million and $2.3 million to its interest rate swap assets and liabilities, respectively, related to variation margin with a corresponding increase or decrease in restricted cash. As of December 31, 2024, the Company applied a reduction in fair value of $11.4 million and $35.0 thousand to its interest rate swap assets and liabilities, respectively, related to variation margin with a corresponding increase or decrease in restricted cash, net of collateral posted by the Company's derivative counterparties.
(3)As of September 30, 2025, the Company's pay fix/receive float interest rate swaps had a weighted average pay-fixed rate of 3.34%, a weighted average receive-variable rate of 4.24%, and a weighted average years to maturity of 4.66 years. As of December 31, 2024, the Company's pay fix/receive float interest rate swaps had a weighted average pay-fixed rate of 3.48%, a weighted average receive-variable rate of 4.49%, and a weighted average years to maturity of 4.86 years.

Derivative and other instruments eligible for offset are presented gross on the consolidated balance sheets as of September 30, 2025 and December 31, 2024, if applicable. The Company has not offset or netted any derivatives or other instruments with any financial instruments or cash collateral posted or received.

The Company must post cash or securities as collateral on its derivative instruments when their fair value declines. This typically occurs when prevailing market rates change adversely, with the severity of the change also dependent on the term of the derivatives involved. The posting of collateral is generally bilateral, meaning that if the fair value of the Company’s derivatives increases, its counterparty must post collateral. As of September 30, 2025, the Company's restricted cash balance included $12.3 million of collateral related to certain derivatives, of which $9.7 million represents cash collateral posted by the Company and $2.6 million represents amounts related to variation margin. As of December 31, 2024, the Company's restricted cash balance included $9.3 million of collateral related to certain derivatives, of which $0.7 million represents cash collateral posted by the Company and $8.6 million represents amounts related to variation margin.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2025
The following table summarizes total income related to derivatives and other instruments for the three and nine months ended September 30, 2025 and 2024 (in thousands).

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Included within Net interest component of interest rate swaps
Interest Rate Swaps	$1,108	$2,180	$2,666	$6,447

Included within Net unrealized gain/(loss)
Interest Rate Swaps	(830)	(5,215)	(7,560)	3,379
Short TBAs	(868)	—	(868)	63
Forward Purchase Commitments	(129)	238	39	(1,041)
	(1,827)	(4,977)	(8,389)	2,401

Included within Net realized gain/(loss)
Interest Rate Swaps	(1,299)	(21,551)	(3,867)	(24,612)
Short TBAs	(2,514)	—	(1,852)	24
Forward Purchase Commitments	119	342	79	1,313
	(3,694)	(21,209)	(5,640)	(23,275)
Total income/(loss)	$(4,413)	$(24,006)	$(11,363)	$(14,427)

Derivative Activity

The following table presents information about the Company’s derivatives for the three and nine months ended September 30, 2025 and 2024 (in thousands).

	Beginning Notional Amount	Buys or Covers	Sales or Shorts (1)	Ending Notional Amount	Derivative Asset	Derivative Liability
Three Months Ended September 30, 2025
Interest Rate Swaps	$345,000	$227,180	$(127,120)	$445,060	$56	$—
Short TBAs	(195,000)	775,000	(580,000)	—	820	(1,688)
Three Months Ended September 30, 2024
Interest Rate Swaps	$818,000	$129,000	$(642,500)	$304,500	$—	$(86)
Nine Months Ended September 30, 2025
Interest Rate Swaps	$342,550	$626,680	$(524,170)	$445,060	$56	$—
Short TBAs	—	1,075,000	(1,075,000)	—	820	(1,688)
Nine Months Ended September 30, 2024
Interest Rate Swaps	$503,000	$846,750	$(1,045,250)	$304,500	$—	$(86)
Short TBAs	(9,000)	130,000	(121,000)	—	—	—
(1)The sales or shorts include $60.0 million of interest rate swaps that matured during the nine months ended September 30, 2024.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2025
8. Earnings per share

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share for the three and nine months ended September 30, 2025 and 2024 (in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Numerator:
Net Income/(Loss)	$19,961	$16,640	$35,383	$41,455
Dividends on preferred stock	5,344	4,716	15,969	13,888
Net Income/(Loss) Available to Common Stockholders	$14,617	$11,924	$19,414	$27,567

Denominator:
Basic weighted average common shares outstanding	31,049	29,493	30,136	29,473
Dilutive effect of restricted stock units	15	27	22	27
Diluted weighted average common shares outstanding	31,064	29,520	30,158	29,500

Earnings/(Loss) Per Share
Basic	$0.47	$0.40	$0.64	$0.94
Diluted	$0.47	$0.40	$0.64	$0.93

Dividends

The following tables detail the Company's common stock dividends declared during the nine months ended September 30, 2025 and 2024.

Nine Months Ended September 30, 2025				Nine Months Ended September 30, 2024
Declaration Date	Record Date	Payment Date	Cash Dividend Per Share	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
3/17/2025	3/31/2025	4/30/2025	$0.20	3/15/2024	3/29/2024	4/30/2024	$0.18
6/17/2025	6/30/2025	7/31/2025	0.21	6/13/2024	6/28/2024	7/31/2024	0.19
9/15/2025	9/30/2025	10/31/2025	0.21	9/16/2024	9/30/2024	10/31/2024	0.19
Total			$0.62	Total			$0.56

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2025
The following tables detail the Company's preferred stock dividends declared and paid during the nine months ended September 30, 2025 and 2024.

2025			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	8.25% Series A	8.00% Series B	8.000% Series C
2/14/2025	2/28/2025	3/17/2025	$0.51563	$0.50	$0.693062
5/5/2025	5/30/2025	6/17/2025	0.51563	0.50	0.704864
7/31/2025	8/29/2025	9/17/2025	0.51563	0.50	0.706042
Total			$1.54689	$1.50	$2.103968

2024			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	8.25% Series A	8.00% Series B	8.000% Series C
2/16/2024	2/29/2024	3/18/2024	$0.51563	$0.50	$0.50
5/2/2024	5/31/2024	6/17/2024	0.51563	0.50	0.50
8/1/2024	8/30/2024	9/17/2024	0.51563	0.50	0.50
Total			$1.54689	$1.50	$1.50

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

Excise Tax

Excise tax represents a non-deductible 4% tax on the required amount of the Company’s ordinary income and net capital gains not distributed during the year. The expense is calculated in accordance with applicable tax regulations. The below table details excise tax expense for the three and nine months ended September 30, 2025 and 2024, which is recorded in the “Non-investment related expenses” line item on the consolidated statement of operations (in thousands).

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Excise tax expense (1)	$34	$—	$77	$—
(1)During the nine months ended September 30, 2025, the Company recorded a reduction in excise tax expense of $0.1 million related to an excise tax refund.

REIT Net Operating Loss and Net Capital Loss Carryforwards

In connection with the WMC acquisition, the Company obtained federal net operating loss ("NOL") carryforwards of $321.6 million, of which $223.8 million do not have an expiration date and can be carried forward indefinitely. However, the Company’s use of the NOLs obtained in the WMC acquisition is limited under Section 382 of the Internal Revenue Code. As of September 30, 2025 and December 31, 2024, the remaining NOL carryforwards obtained in the WMC acquisition was $319.4 million.

As of September 30, 2025 and December 31, 2024, the Company had estimated net capital loss ("NCL") carryforwards of $279.4 million and $278.9 million, respectively. These NCL carryforwards (which exclude NCLs acquired from WMC) can be

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2025
utilized to offset future net gains from the sale of capital assets. NCL carryforwards of $225.7 million were generated during the year ended December 31, 2020 and any unutilized NCL carryforwards will expire on December 31, 2025.

In connection with the WMC acquisition, the Company obtained NCL carryforwards. As of September 30, 2025 and December 31, 2024, these estimated NCL carryforwards were $151.6 million and $150.6 million, respectively. These NCL carryforwards will expire between 2026 and 2030. However, the Company’s use of these NCLs is limited under Sections 382 and 383 of the Internal Revenue Code.

Taxable REIT Subsidiaries

The Company elected to treat certain domestic subsidiaries as taxable REIT subsidiaries ("TRSs"). The Company’s financial results are generally not expected to reflect provisions for current or deferred income taxes, except for any activities conducted through one or more TRSs that are subject to corporate income taxation. Currently, the Company has wholly owned domestic TRSs that are taxable as corporations and subject to U.S. federal, state, and local income tax on net income at the applicable corporate rates. The federal statutory rate for the three and nine months ended September 30, 2025 and 2024 was 21%. The Company’s effective tax rate differs from its combined U.S. federal, state, and local corporate statutory tax rate primarily due to income earned at the REIT, which is not subject to tax due to the deduction for qualifying distributions made by the Company, and any change in the valuation allowance as disclosed in further detail below. The tax expense attributable to its TRSs is recorded in the "Income tax expense" line item on the consolidated statement of operations. The below table details the tax expense attributable to its TRSs for the three and nine months ended September 30, 2025 and 2024 (in thousands).

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Income tax expense	$689	$16	$743	$58

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax reporting purposes at the TRS level. As of September 30, 2025 and December 31, 2024, the Company recorded a deferred tax asset of approximately $32.8 million and $34.7 million, respectively, relating to net operating loss carryforwards, capital loss carryforwards, and basis differences of certain investments held within TRSs. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences become deductible. The Company concluded it is more likely than not the deferred tax asset will not be realized and established a full valuation allowance as of September 30, 2025 and December 31, 2024.

Uncertain Income Tax Positions

Based on its analysis of any potential uncertain income tax positions, the Company concluded it did not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of September 30, 2025 and December 31, 2024. The Company’s and WMC's federal income tax returns for the last three tax years are open to examination by the Internal Revenue Service. There are no ongoing U.S. federal, state or local tax examinations related to the Company. In the event that the Company incurs income tax related interest and penalties, its policy is to classify them as a component of provision for income taxes. The Company did not incur any interest or penalties during the three and nine months ended September 30, 2025 and 2024.

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
September 30, 2025
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

The below table details the management fees incurred during the three and nine months ended September 30, 2025 and 2024 (in thousands).

	Three Months Ended		Nine Months Ended
Consolidated statements of operations line item:	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Management fee to affiliate (1)	$2,319	$1,708	$6,947	$5,202
(1)For the three and nine months ended September 30, 2024, the Manager agreed to waive its right to receive management fees of $0.6 million and $1.8 million, respectively, pursuant to the MITT Management Agreement Amendment executed in connection with the WMC acquisition.

As of September 30, 2025 and December 31, 2024, the Company recorded management fees payable of $2.3 million and $2.3 million, respectively. The management fee payable is included within the "Due to affiliates" item within the "Other liabilities" line item on the consolidated balance sheets.

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
September 30, 2025
annual incentive fee will be payable in cash, or, at the option of the Company's Board of Directors, shares of common stock or a combination of cash and shares.

During the three and nine months ended September 30, 2025 and 2024, the Company did not incur any incentive fee expense.

Termination fee

Upon the occurrence of (i) the Company’s termination of the management agreement without cause or (ii) the Manager’s termination of the management agreement upon a breach by the Company of any material term of the management agreement, the Manager will be entitled to a termination fee equal to three times the average annual management fee during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter. As of September 30, 2025 and December 31, 2024, no event of termination of the management agreement had occurred.

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

The below table details the expense reimbursement incurred during the three and nine months ended September 30, 2025 and 2024 (in thousands).

	Three Months Ended		Nine Months Ended
Consolidated statements of operations line item:	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Non-investment related expenses (1)	$1,544	$1,636	$4,687	$4,936
Investment related expenses	256	194	551	395
Transaction related expenses	174	22	543	396
Expense reimbursements to Manager or its affiliates	$1,974	$1,852	$5,781	$5,727
(1)For the three and nine months ended September 30, 2024, the Manager agreed to waive its right to receive expense reimbursements of $0.3 million and $0.9 million, respectively, pursuant to the MITT Management Agreement Amendment executed in connection with the WMC acquisition.

As of September 30, 2025 and December 31, 2024, the Company recorded a reimbursement payable to the Manager or its affiliates of $2.5 million and $1.7 million, respectively. The reimbursement payable to the Manager or its affiliates is included within the "Due to affiliates" line item within the "Other liabilities" line item on the consolidated balance sheets.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2025

Arc Home

On December 9, 2015, the Company, alongside private funds managed by TPG Angelo Gordon, through AG Arc LLC ("AG Arc") formed Arc Home. As of September 30, 2025 and December 31, 2024, the Company had an approximate 66.0% and 44.6% interest in AG Arc, respectively. Arc Home is a multi-channel licensed mortgage originator and servicer primarily engaged in the business of originating and selling residential mortgage loans while retaining the mortgage servicing rights associated with certain loans that it originates. Arc Home is led by an external management team. The Company elected the fair value option with respect to its investment in AG Arc pursuant to ASC 825. The Company elected to treat its investment in AG Arc as a taxable REIT subsidiary.

On August 1, 2025, the Company purchased an additional 21.4% interest in AG Arc from certain private funds managed by TPG Angelo Gordon. In connection with the acquisition, the Company issued 2,027,676 restricted shares of the Company’s common stock as consideration. The Company continues to account for its investment in AG Arc using the equity method as it maintains significant influence, however does not have control over major decisions affecting AG Arc’s operations and financial policies.

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

Summary of investments in debt and equity of affiliates and related earnings

The below table summarizes the components of the "Investments in debt and equity of affiliates" line item on the Company's consolidated balance sheets as of September 30, 2025 and December 31, 2024 (in thousands).

	September 30, 2025			December 31, 2024
	Assets	Liabilities	Equity	Assets	Liabilities	Equity
Non-QM Securities (1)	$10,614	$—	$10,614	$13,304	$—	$13,304
Re/Non-Performing Securities	691	—	691	2,462	(588)	1,874
Total Residential Investments	11,305	—	11,305	15,766	(588)	15,178
AG Arc, at fair value	49,244	—	49,244	30,778	—	30,778
Cash and Other assets/(liabilities)	809	(14)	795	910	(25)	885
Investments in debt and equity of affiliates	$61,358	$(14)	$61,344	$47,454	$(613)	$46,841
(1)MATH, through its wholly owned subsidiary MATT, only holds risk-retention tranches from past securitizations which continue to pay down and the Company does not expect MATT to acquire additional investments.

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2025

The below table reconciles the net income/(loss) to the "Equity in earnings/(loss) from affiliates" line item on the Company's consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024 (in thousands).

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Non-QM Securities	$(581)	$(1,070)	$(384)	$307
Re/Non-Performing Securities	(17)	6	(137)	322
AG Arc (1)	2,243	215	3,582	1,470
Equity in earnings/(loss) from affiliates	$1,645	$(849)	$3,061	$2,099
(1)Earnings/(loss) recognized by AG Arc do not include the Company's portion of gains or losses recorded by Arc Home in connection with the sale of residential mortgage loans to the Company. Refer to "Transactions with Arc Home" below for more information on this accounting policy.

Transactions with affiliates

Transactions with Red Creek Asset Management LLC

In connection with the Company’s investments in residential mortgage loans, the Company engages asset managers to provide advisory, consultation, asset management, and other services. The Company engaged Red Creek Asset Management LLC (the "Asset Manager"), a related party of the Manager and direct subsidiary of TPG Angelo Gordon, as the asset manager for certain of its residential mortgage loans. The Company pays the Asset Manager asset management fees which are assessed periodically by a third-party valuation firm. The below details the fees paid by the Company to the Asset Manager during the three and nine months ended September 30, 2025 and 2024 (in thousands).

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Fees paid to Asset Manager	$587	$799	$1,760	$2,124

As of September 30, 2025 and December 31, 2024, the Company recorded asset management fees payable of $0.2 million and $0.2 million, respectively. Asset management fees payable are included within the "Due to affiliates" line item within the "Other liabilities" line item on the consolidated balance sheets.

Transactions with Arc Home

Arc Home may sell loans to the Company, third-parties, or affiliates of the Manager. The below table details the unpaid principal balance of residential mortgage loans sold to the Company during the three and nine months ended September 30, 2025 and 2024 (in thousands).

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Residential mortgage loans sold by Arc Home to the Company	$22,993	$166,183	$83,950	$379,565

In connection with the sale of loans from Arc Home to the Company, the Company eliminates any intra-entity profits or losses typically recognized through the "Equity in earnings/(loss) from affiliates" line item on the Company's consolidated statement of operations and adjusts the cost basis of the underlying loans resulting in unrealized gains or losses on the underlying loans. The table below summarizes intra-entity profits eliminated during the three and nine months ended September 30, 2025 and 2024 (in thousands).

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Intra-Entity Profits Eliminated	$94	$359	$182	$965

The Company enters into forward purchase commitments with Arc Home whereby the Company commits to purchase residential mortgage loans from Arc Home at a particular price on a best-efforts basis. Actual loan purchases are contingent

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2025
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

Date	Transaction	Fair Value (1)	Pricing Methodology
June 2025	Purchase of Re/Non-Performing Securities (2)	$0.1	Third party pricing vendors (3)
August 2025	Purchase of AG Arc (4) (5)	$15.7	Third party pricing vendors (3)
(1)As of the transaction date.
(2)The Company purchased an additional interest in certain re/non-performing securities which are recorded within the “Investments in debt and equity of affiliates” line item on the consolidated balance sheets.
(3)Pricing was based on valuations prepared by third-party pricing vendors in accordance with the Company's policy.
(4)The Company’s Board of Directors, including its independent directors, approved the transaction and obtained a fairness opinion from a third party financial advisor.
(5)Refer to “Investments in debt and equity of affiliates - Arc Home” above for additional information on this transaction.

11. Equity

Stock repurchase programs

On August 3, 2022, the Company's Board of Directors authorized a stock repurchase program (the "2022 Repurchase Program") to repurchase up to $15.0 million of the Company’s outstanding common stock. The 2022 Repurchase Program does not have an expiration date and permits the Company to repurchase its shares through various methods, including open market repurchases, privately negotiated block transactions and Rule 10b5-1 plans. The Company may repurchase shares of its common stock from time to time in compliance with SEC regulations and other legal requirements. The extent to which the Company repurchases its shares, and the timing, manner, price, and amount of any such repurchases, will depend upon a variety of factors including market conditions and other corporate considerations as determined by the Company’s management, as well as the limits of the 2022 Repurchase Program and the Company's liquidity and business strategy. The 2022 Repurchase Program does not obligate the Company to acquire any particular amount of shares and may be modified or discontinued at any time. As of September 30, 2025, approximately $1.5 million of common stock remained authorized for future share repurchases under the 2022 Repurchase Program. There were no repurchases during the three and nine months ended September 30, 2025 and 2024.

On May 4, 2023, the Company's Board of Directors authorized a stock repurchase program (the "2023 Repurchase Program") to repurchase up to $15.0 million of the Company’s outstanding common stock on substantially the same terms as the 2022 Repurchase Program. As of September 30, 2025, the full $15.0 million authorized amount remains available for repurchase under the 2023 Repurchase Program. This authorization is in addition to the amount remaining under the 2022 Repurchase Program.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2025
Restricted stock grants

Equity Incentive Plans

On May 5, 2025, following approval by stockholders at the Company’s annual stockholders meeting, the Company’s 2025 Equity Incentive Plan (the “2025 Equity Incentive Plan”) became effective. The maximum number of shares of the Company’s common stock that may be issued under the 2025 Equity Incentive Plan is 800,000 shares of common stock, plus 220,781 shares of common stock (which reflects the number of shares that remained available for issuance under the equity incentive plan approved in 2020 (the “2020 Equity Incentive Plan”) as of May 4, 2025), plus 130,000 shares of common stock that remain subject to outstanding awards under the 2020 Equity Incentive Plan but only to the extent that such shares become forfeited or otherwise lapse. As a result of the adoption of the 2025 Equity Incentive Plan, no additional awards will be granted under the 2020 Equity Incentive Plan (although awards previously made under the 2020 Equity Incentive Plan will remain in effect subject to the terms of the 2020 Equity Incentive Plan and the applicable award agreement).

Since inception of the 2025 Equity Incentive Plan and through September 30, 2025, the Company has granted an aggregate 13,383 shares of restricted common stock and 411 dividend equivalent units to its independent directors, all of which have vested. As of September 30, 2025, there were 1,006,987 remaining shares available to be issued under the 2025 Equity Incentive Plan.

As of September 30, 2025, the Company has 12,981 restricted stock units and 2,460 associated dividend equivalent units outstanding, all of which are fully vested and held by one of the Company’s independent directors. These units will be settled on a one-for-one basis in shares of the Company's common stock upon the director's separation from service with the Company.

Manager Equity Incentive Plans

Following approval of the Company's stockholders at its 2021 annual meeting of stockholders, the AG Mortgage Investment Trust, Inc. 2021 Manager Equity Incentive Plan (the "2021 Manager Plan") became effective on April 7, 2021 and provides for a maximum of 573,425 shares of common stock that may be subject to awards thereunder to the Manager. As of September 30, 2025, there were no shares or awards issued under the 2021 Manager Plan. Following the execution of the Third Amendment to the management agreement in November 2021 related to the incentive fee, the Company's compensation committee no longer expects to continue its historical practice of making periodic equity grants to the Manager pursuant to the 2021 Manager Plan.

Director compensation

As of September 30, 2025, the Company's Board of Directors consisted of four independent directors. The annual base director's fee for each independent director is $150,000, $70,000 of which is payable on a quarterly basis in cash and $80,000 of which is payable on a quarterly basis in shares of restricted common stock. The number of shares of restricted common stock to be issued each quarter to each independent director is determined based on the average of the high and low prices of the Company’s common stock on the New York Stock Exchange on the last trading day of each fiscal quarter. To the extent that any fractional shares would otherwise be issuable and payable to each independent director, a cash payment is made to each independent director in lieu of any fractional shares. All directors’ fees are paid pro rata (and restricted common stock grants determined) on a quarterly basis in arrears, and shares issued are fully vested and non-forfeitable. These shares may not be sold or transferred by such director during the time of their service as an independent member of the Company’s Board of Directors.

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

AG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2025
At the time of such termination, $51.7 million remained unsold under the prior program. The Company did not issue any shares of common stock under any of its equity distribution agreements then in effect during the three and nine months ended September 30, 2025 and 2024.

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

Acquisition of additional interest in AG Arc

On August 1, 2025, in connection with the acquisition of an additional 21.4% interest in AG Arc, the Company issued 2,027,676 restricted shares of the Company’s common stock (the “Holder Shares”) to certain funds managed by TPG Angelo Gordon (the “Holders”) as consideration. Refer to Note 10 for additional information. Pursuant to the registration rights agreement the Company entered into with the Holders, in August 2025, the Company filed a resale shelf registration statement on Form S-3 registering the resale of all the Holder Shares, which was declared effective by the Securities and Exchange Commission in August 2025.

Preferred stock

The Company is authorized to designate and issue up to 50.0 million shares of preferred stock, par value $0.01 per share, in one or more classes or series. As of September 30, 2025 and December 31, 2024, there were 1.7 million, 3.7 million, and 3.7 million of Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock, respectively, issued and outstanding.

The following table includes a summary of preferred stock issued and outstanding as of September 30, 2025 ($ and shares in thousands).

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
September 30, 2025
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

12. Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2025, the Company was not involved in any material legal proceedings.

The below table details the Company's outstanding commitments as of September 30, 2025 (in thousands).

Commitment type	Date of Commitment	Total Commitment	Funded Commitment	Remaining Commitment
Agency-Eligible Loans (1)	Various	$184,391	$—	$184,391
Home Equity Loans (2)	Various	132,006	121,535	10,471
Total		$316,397	$121,535	$194,862
(1)The Company entered into commitments to acquire certain loans which have not yet settled as of September 30, 2025. The total commitment amount represents the agreed upon purchase price of any outstanding unpaid principal balance the Company has committed to purchase. The total commitment to purchase Agency-Eligible Loans includes $120.5 million related to Loan Purchase Commitments with third parties and $63.9 million related to Forward Purchase Commitments with Arc Home. Refer to Note 10 "Transactions with affiliates" for more information related to Forward Purchase Commitments with Arc Home.
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

14. Subsequent Events

The Company announced that on November 3, 2025, its Board of Directors declared fourth quarter 2025 preferred stock dividends on its Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock in the amount of $0.51563, $0.50 and $0.680181 per share, respectively. The dividends will be paid on December 17, 2025 to holders of record on November 28, 2025.

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
•changes in trade policies and tariffs, and the impact of a prolonged U.S. federal government shutdown, together with any future downturns in the global economy or market disruptions resulting therefrom;
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

Third Quarter 2025 Executive Summary

Financial Highlights

•$10.46 Book Value per share;
•$0.47 of Net Income/(Loss) Available to Common Stockholders per diluted common share and $0.23 of Earnings Available for Distribution ("EAD") per diluted common share;
◦Refer to the "Earnings Available for Distribution" section below for further details related to our reconciliation of Net Income/(Loss) Available to Common Stockholders to EAD;
•14.9x GAAP Leverage Ratio and 1.7x Economic Leverage Ratio; and
•$0.21 dividend per common share declared in the third quarter 2025.

Investment Activity

•The table below summarizes the fair value of purchases of investments during the quarter ended September 30, 2025 (in thousands).

Investment	Purchases
Agency-Eligible Loans	$888,611
Home Equity Loans	830,877
Total	$1,719,488
•One Legacy WMC CMBS bond paid off at par for $15.0 million, returning capital of $10.7 million.

Acquisition of AG Arc LLC

•On August 1, 2025, purchased an additional 21.4% interest in AG Arc LLC (“AG Arc”) from certain private funds managed by TPG Angelo Gordon. In connection with the acquisition, we issued 2,027,676 restricted shares of our common stock as consideration. Upon closing of the transaction on August 1, 2025, and giving effect to our acquisition of the additional 21.4% interest, we have an approximate 66.0% interest in AG Arc. Refer to Note 10 to the "Notes to Consolidated Financial Statements (unaudited)" for additional information related to the transaction.

Financing Activity

•The table below summaries the four rated securitizations executed during the quarter ended September 30, 2025 (in millions).

Collateral	Month	Unpaid Principal Balance
Home Equity Loans(1)	July 2025	$301.3
Home Equity Loans	July 2025	647.0
Agency-Eligible Loans	August 2025	347.0
Agency-Eligible Loans	September 2025	417.1
Total		$1,712.4
(1) Converted recourse financing with mark-to-market margin calls to non-recourse financing without mark-to-market margin calls.

•Paid off certain Legacy WMC fixed-rate long-term financing arrangements, which had an outstanding balance, including unpaid principal balance and accrued interest payable, of $43.8 million. The financing was collateralized by certain retained interests in securitizations acquired from WMC.
◦Pledged these assets under a recourse financing arrangement with mark-to-market margin calls;
◦Issued an additional $56.6 million of securitized debt from the securitizations acquired from WMC;
◦Generated net proceeds of $55.4 million for reinvestment through the payoff of the Legacy WMC fixed-rate long-term financing arrangements and subsequent issuance of securitized debt;
•Amended a financing arrangement to convert financing on our residential mortgage loans with a total borrowing capacity of $400 million from financing with mark-to-market margin calls to financing without mark-to-market margin calls; and
•Pledged Home Equity Loans with a fair value of $54.0 million under a financing arrangement with the ability to draw on up to $50 million of available contractually committed financing at an advance rate of 87.5% of unpaid principal balance pledged as collateral, which was $50.9 million as of September 30, 2025.

Our company

We are a residential mortgage REIT with a focus on investing in a diversified risk-adjusted portfolio of residential mortgage-related assets in the U.S. mortgage market. Our objective is to provide attractive risk-adjusted returns to our stockholders over the long-term, primarily through dividends and capital appreciation.

We focus our investment activities primarily on acquiring and securitizing newly-originated residential mortgage loans within the non-agency segment of the housing market. We obtain our assets through Arc Home, LLC ("Arc Home"), our residential mortgage loan originator in which we owned an approximate 66.0% interest as of September 30, 2025, and through other third-party origination partners. We finance our acquired loans through various financing lines on a short-term basis and utilize TPG Angelo Gordon's proprietary securitization platform to secure long-term, non-recourse, non-mark-to-market financing as market conditions permit. Through our ownership in Arc Home, we also have exposure to mortgage banking activities. Arc Home is a multi-channel licensed mortgage originator and servicer primarily engaged in the business of originating and selling residential mortgage loans while retaining the mortgage servicing rights associated with certain loans that it originates.

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

As of September 30, 2025, our investment portfolio consisted of the following Residential Investments and Agency RMBS:

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

Market Conditions

Throughout the third quarter of 2025, Federal Reserve Chair Jerome Powell maintained a data-dependent stance on monetary policy. The Federal Reserve acknowledged progress on inflation, with both headline and core Consumer Price Index stabilizing around 3%. Nevertheless, achieving the long-term inflation target of 2% remains a key objective. Although the unemployment rate remained relatively low, ongoing labor market weakness supported the case for interest rate cuts. In response, the Federal Open Market Committee reduced the Fed Funds rate by 25 basis points at both its September and October meetings, setting the target range at 3.75% to 4.00%. Overall, the bond market experienced positive returns during the third quarter of 2025, and mortgage rates declined as the Federal Reserve delivered the September rate cut and signaled the potential for additional easing. By quarter-end, the yield spread between 2-year and 10-year U.S. Treasuries widened to 54 basis points, marking a slight steepening from the previous quarter. On October 1, 2025, the U.S. government shut down after Congress failed to pass a funding bill, resulting in delays to critical government data releases and increasing uncertainty for future monetary policy decisions and the broader economic outlook.

In the third quarter of 2025, RMBS spreads generally tightened. Non-QM spreads tightened throughout the capital structure, with senior tranches by 20 to 25 basis points, mezzanine tranches by up to 15 basis points, and subordinate tranches by approximately 50 basis points. Senior prime jumbo spreads were slightly tighter while the subordinate stack was more mixed, with investment grade tranches little changed and non-investment grade tranches tightening approximately 30 basis points. Closed-end second lien spreads tightened by up to 25 basis points during the quarter led by higher tranches within the structure. Trends in credit spreads on credit risk transfer ("CRT") assets can serve as a proxy for market participants evaluating credit-related assets given the observability of transactions. Lower rated CRT tranches were up to 10 basis points tighter as the CRT sector has benefitted from scarcity value as the GSEs have opted to retain more of the capital structure for their newly issued transactions amid favorable underlying collateral fundamentals. Non-QM credit curves flattened during the quarter as the difference in yields for Non-QM BB and AAA tranches was only 165 basis points at the end of September 2025, amid robust demand for residential credit.

Primary RMBS market activity increased sharply during the third quarter of 2025, rising to $47 billion, an increase of 33% compared to the second quarter of 2025 and 23% against year-ago levels. Non-QM drove the annual change, increasing approximately $9 billion, or 81%, to almost $21 billion, followed by gains in Home Equity which increased over $5 billion, or 156%. Prime Jumbo decreased by almost $2 billion to $6.5 billion, and the remainder of the cohorts within the residential market experienced relatively minor changes. On a year-to-date basis, primary RMBS activity totaled approximately $122 billion, or 23% more than year-ago levels driven by activity in Non-QM, Prime Jumbo, and Home Equity loans. As we have noted previously, the home equity sector has received significant industry focus for its growth potential with estimates of $17 trillion tappable home equity, including $2 trillion belonging to conventional mortgage borrowers.

The S&P CoreLogic Case-Shiller U.S. National Home Price Index was 1.7% higher year-over-year in July 2025, the latest data available, near the peak established in June 2025. Regional price variations continued to exist, and on an annual basis, metropolitan areas in the Northeast and Midwest continued to lead gains while regions in Florida, Texas and the Mountain West have been weaker. New York City area home prices led annual gains, rising 6.4% from July 2024 to July 2025, with Chicago following nearby at 6.2%. Cleveland, Detroit and Boston rose 4 to 4.5% as well. Meanwhile, regions in California were mixed with Los Angeles roughly flat and other areas up to 2% lower. Additionally, Denver fell by 0.6% and Dallas by 1.2%. In Florida, Miami and Tampa were 1.3% and 2.8% lower, respectively, against July 2024 readings. Overall, home price growth and available for-sale inventory have had a relatively strong inverse relationship as regions with inventory growth since 2019 have had weaker home price gains, and vice versa.

During the third quarter of 2025, prevailing mortgage rates fell over 30 basis points to end the quarter at approximately 6.3%, according to the Freddie Mac Primary Mortgage Market Survey. Prevailing mortgage rates were last at this level in the fourth quarter of 2024 after touching the low 6% range in September 2024. After a slow climb throughout 2023 and 2024, the effective mortgage rate outstanding has just inched higher to 4.11% as of the second quarter of 2025, the latest data available, up from only 4.03% to end 2024. This rate, which measures the rate on outstanding mortgage debt, is 80 basis points higher than the low established at the end of the first quarter of 2022 but remains well below prevailing rates, underscoring the stickiness of the “lock-in effect” or disincentive for existing homeowners to sell their homes because their current mortgage rate is well below current market rates.

Total existing home inventory steadied during the third quarter of 2025, sitting at 1.53 million units in August 2025, the latest data available, little changed since May 2025. This is the highest level of inventory since June 2020 but hardly breaches the typical inventory levels of 1.5 to 2 million units from 2016 to 2019 and well below the range of 1.7 to 2.5 million units from 2000 to 2004, periods with a smaller count of U.S. households. When evaluating new listings, which are a timelier barometer of activity, year-to-date inventory is 1% lower year-over-year and is 22% below average year-to-date listings through August 2025 from 2015 through 2022. This reduced level of activity follows an annual shortage of over 1 million new listings in each of 2023 and 2024 compared to annual activity in 2015 through 2019 as well as pandemic-affected 2020 through 2022, underscoring the limited supply theme.

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
◦"Non-Agency RMBS" refer to the retained tranches from unconsolidated securitizations of Non-QM Loans, Agency-Eligible Loans, Home Equity Loans, Prime Jumbo Loans, and Re/Non-Performing Loans issued either under the Gold Creek Asset Trust ("GCAT") shelf or from third-parties.
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

	September 30, 2025	December 31, 2024
Stockholders’ Equity	$559,843	$543,423
Less: Liquidation preference of preferred stock	(227,991)	(227,991)
Book Value	$331,852	$315,432
Common shares outstanding	31,732	29,640
Book value per common share	$10.46	$10.64

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

Three Months Ended September 30, 2025 compared to the Three Months Ended September 30, 2024

The table below presents certain information from our consolidated statements of operations for the three months ended September 30, 2025 and 2024 (in thousands).

	Three Months Ended
	September 30, 2025	September 30, 2024	Change
Statement of Operations Data:
Net Interest Income
Interest income	$124,714	$107,456	$17,258
Interest expense	105,232	92,506	12,726
Total Net Interest Income	19,482	14,950	4,532

Other Income/(Loss)
Net interest component of interest rate swaps	1,108	2,180	(1,072)
Net realized gain/(loss)	(3,578)	(10,788)	7,210
Net unrealized gain/(loss)	13,199	19,700	(6,501)
Total Other Income/(Loss)	10,729	11,092	(363)

Expenses
Management fee to affiliate	2,319	1,708	611
Non-investment related expenses	2,603	2,734	(131)
Investment related expenses	4,322	3,411	911
Transaction related expenses	1,962	684	1,278
Total Expenses	11,206	8,537	2,669

Income/(loss) before equity in earnings/(loss) from affiliates	19,005	17,505	1,500

Equity in earnings/(loss) from affiliates	1,645	(849)	2,494
Income/(Loss) before Income Taxes	20,650	16,656	3,994

Income tax expense	689	16	673
Net Income/(Loss)	19,961	16,640	3,321

Dividends on preferred stock	5,344	4,716	628

Net Income/(Loss) Available to Common Stockholders	$14,617	$11,924	$2,693

Interest income

Interest income is calculated using the effective interest method for our GAAP investment portfolio.

Interest income increased from the three months ended September 30, 2024 to the three months ended September 30, 2025 primarily due to a higher weighted average amortized cost of our GAAP investment portfolio as a result of purchases of residential mortgage loans and Non-Agency RMBS and an increase in the weighted average yield of our investment portfolio. The following table presents a summary of the weighted average amortized cost of and the weighted average yield on our GAAP investment portfolio ($ in millions).

	Three Months Ended
	September 30, 2025	September 30, 2024	Change
Weighted average amortized cost of our GAAP investment portfolio	$8,185	$7,244	$941
Weighted average yield on our GAAP investment portfolio	6.09%	5.93%	0.16%

Interest expense

Interest expense is inclusive of our financing cost related to our financing arrangements on our GAAP investment portfolio, securitized debt, Senior Unsecured Notes, and, for 2024, Legacy WMC Convertible Notes.

Interest expense increased from the three months ended September 30, 2024 to the three months ended September 30, 2025 due to a higher weighted average GAAP financing balance outstanding resulting from the issuance of securitized debt during the period, offset by the repayment of the Legacy WMC Convertible Notes upon maturity in September 2024. Additionally, there was an increase in the weighted average financing rate. The following table presents a summary of the weighted average financing balance and the weighted average financing rate on our GAAP investment portfolio ($ in millions).

	Three Months Ended
	September 30, 2025	September 30, 2024	Change
Weighted average GAAP financing balance	$7,739	$6,965	$774
Weighted average financing rate on our GAAP investment portfolio	5.44%	5.31%	0.13%

Net interest component of interest rate swaps

Net interest component of interest rate swaps represents the net interest income received or expense paid on our interest rate swaps.

We recorded income on the net interest component of interest rate swaps during the three months ended September 30, 2025 and 2024 as a result of our swap portfolio being in a net receive position during the periods. The decrease in income from the three months ended September 30, 2024 to the three months ended September 30, 2025 was the result of a decrease in the weighted average receive rate and weighted average notional balance. The following table presents a summary of our interest rate swap portfolio as of September 30, 2025 and 2024 ($ in millions).

	Three Months Ended
	September 30, 2025	September 30, 2024	Change
Net weighted average interest rate swap notional value	$425	$522	$(97)
Net weighted average (pay)/receive rate	1.04%	1.67%	(0.63)%

Net realized gain/(loss)

The following table presents a summary of Net realized gain/(loss) for the three months ended September 30, 2025 and 2024 (in thousands). During the three months ended September 30, 2025, net realized losses primarily related to short TBAs and unwinding certain pay-fix, receive-float interest rate swap agreements, which were held at unrealized losses.

	Three Months Ended
	September 30, 2025	September 30, 2024
Sales of residential mortgage loans and loans transferred to or sold from Other assets	$(240)	$124
Loan purchase commitment	356	—
Sales of real estate securities	—	10,297
Settlement of derivatives and other instruments	(3,694)	(21,209)
Total Net realized gain/(loss)	$(3,578)	$(10,788)

Net unrealized gain/(loss)

The following table presents a summary of Net unrealized gain/(loss) for the three months ended September 30, 2025 and 2024 (in thousands). During the three months ended September 30, 2025, we recognized unrealized gains on residential mortgage loans and Non-Agency RMBS, offset by unrealized losses on securitized debt, CMBS, commercial loans, short TBAs, interest rate swaps, and loan purchase commitments.

	Three Months Ended
	September 30, 2025	September 30, 2024
Residential mortgage loans	$66,980	$192,918
Commercial loans	(7,151)	72
Real estate securities	1,741	4,108
Securitized debt	(45,710)	(172,421)
Loan purchase commitment	(834)	—
Derivatives	(1,827)	(4,977)
Total Net unrealized gain/(loss)	$13,199	$19,700

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

	Three Months Ended
	September 30, 2025	September 30, 2024
Affiliate reimbursement (1)	$1,544	$1,636
Professional fees	374	341
D&O insurance	255	335
Directors' fees and equity based compensation	253	259
Excise tax expense	34	—
Other	143	163
Total Non-investment related expenses	$2,603	$2,734
(1)For the three months ended September 30, 2024, the Manager agreed to waive its right to receive expense reimbursements of $0.3 million pursuant to the MITT Management Agreement Amendment executed in connection with the WMC acquisition.

Investment related expenses

Investment related expenses are primarily comprised of servicing fees, asset management fees, trustee fees, and certain investment related expenses reimbursable to the Manager or its affiliates. We are required to reimburse our Manager or its affiliates for operating expenses incurred by our Manager or its affiliates on our behalf associated with our investment portfolio. These expenses increased from the three months ended September 30, 2024 to the three months ended September 30, 2025 primarily due to an increase in our GAAP residential mortgage loan portfolio. The following table presents a summary of our investment related expenses (in thousands).

	Three Months Ended
	September 30, 2025	September 30, 2024
Affiliate reimbursement	$256	$194
Servicing fees	2,529	1,827
Residential mortgage loan asset management fees	614	660
Trustee and bank fees	684	548
Other	239	182
Total Investment related expenses	$4,322	$3,411

Transaction related expenses

Transaction related expenses primarily include expenses associated with purchasing and securitizing residential mortgage loans. During the three months ended September 30, 2025, the expenses primarily consisted of $0.8 million related to refinancing our fixed-rate long-term financing arrangements and $0.9 million related to our acquisition of an additional 21.4% interest in AG Arc. During the three months ended September 30, 2024, transaction related expenses were related to one rated securitization.

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

	Three Months Ended
	September 30, 2025	September 30, 2024
MATT Non-QM Securities	$(581)	$(1,070)
Re/Non-Performing Securities	(17)	6
AG Arc (1)	2,243	215
Equity in earnings/(loss) from affiliates	$1,645	$(849)
(1)Effective August 1, 2025, our allocation of AG Arc’s earnings is 66.0%. For all prior periods, our allocation of AG Arc’s earnings was 44.6%.

The below table breaks out the components in the "Equity in earnings/(loss) from affiliates" line item on our consolidated statements of operations (in thousands).

	Three Months Ended
	September 30, 2025	September 30, 2024
Interest income	$594	$924
Interest expense	—	72
Total Net Interest Income (1)	594	852

Net unrealized gain/(loss)	(1,156)	(1,883)
Other operating expenses (1)	36	33
Total MATT Non-QM Securities and Re/Non Performing Securities (2)	(598)	(1,064)

Net operating income/(loss) from AG Arc (1) (3)	1,204	(154)
Other income/(loss) from AG Arc (3)	(118)	(32)
Unrealized gain/(loss) on investment in AG Arc (4)	1,251	760
Elimination of gains on loans sold from AG Arc to MITT (1) (5)	(94)	(359)
Total AG Arc Earnings/(Loss)	2,243	215
Equity in earnings/(loss) from affiliates	$1,645	$(849)
(1)Represents items included in Earnings Available for Distribution. Refer to the “Earnings Available for Distribution” section below for further detail.
(2)Primarily represents earnings from our investment in MATT Non-QM Securities.
(3)Net operating income/(loss) from AG Arc represents income/(loss) related to Arc Home's lending and servicing operations, net of operating expenses and related current tax expense or benefit. Other income/(loss) from AG Arc represents realized and unrealized changes in the fair value of Arc Home's mortgage servicing rights, transaction related expenses, and other asset impairments, net of related tax expense or benefit.
(4)As of September 30, 2025, the fair value of our investment in Arc Home was calculated using a valuation multiple of 1.025x of book value, which increased from 1.00x of book value as of June 30, 2025. As of September 30, 2024, the fair value of our investment in Arc Home was calculated using a valuation multiple of 0.95x of book value which increased from 0.94x of book value as of June 30, 2024.
(5)The earnings recognized by AG Arc do not include our portion of gains recorded by Arc Home in connection with the sale of residential mortgage loans to us. Refer to Note 10 to the "Notes to Consolidated Financial Statements (unaudited)" for more information on this accounting policy.

Income tax expense

Income tax expense for the three months ended September 30, 2025 resulted from an increase in taxable income within our taxable REIT subsidiary primarily related to gains on residential mortgage loan securitization activity. During the three months ended September 30, 2024, income tax expense represented minimum state and local tax filing fees.

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

Nine Months Ended September 30, 2025 compared to the Nine Months Ended September 30, 2024

The table below presents certain information from our consolidated statements of operations for the nine months ended September 30, 2025 and 2024 (in thousands).

	Nine Months Ended
	September 30, 2025	September 30, 2024	Change
Statement of Operations Data:
Net Interest Income
Interest income	$344,709	$302,843	$41,866
Interest expense	288,626	254,333	34,293
Total Net Interest Income	56,083	48,510	7,573

Other Income/(Loss)
Net interest component of interest rate swaps	2,666	6,447	(3,781)
Net realized gain/(loss)	(7,062)	(9,928)	2,866
Net unrealized gain/(loss)	13,961	20,488	(6,527)
Total Other Income/(Loss)	9,565	17,007	(7,442)

Expenses
Management fee to affiliate	6,947	5,202	1,745
Non-investment related expenses	8,390	8,552	(162)
Investment related expenses	11,205	10,185	1,020
Transaction related expenses	6,041	2,164	3,877
Total Expenses	32,583	26,103	6,480

Income/(loss) before equity in earnings/(loss) from affiliates	33,065	39,414	(6,349)

Equity in earnings/(loss) from affiliates	3,061	2,099	962
Income/(Loss) before Income Taxes	36,126	41,513	(5,387)

Income tax expense	743	58	685
Net Income/(Loss)	35,383	41,455	(6,072)

Dividends on preferred stock	15,969	13,888	2,081

Net Income/(Loss) Available to Common Stockholders	$19,414	$27,567	$(8,153)

Interest income

Interest income increased from the nine months ended September 30, 2024 to the nine months ended September 30, 2025 primarily due to a higher weighted average amortized cost of our GAAP investment portfolio as a result of purchases of residential mortgage loans and Non-Agency RMBS and an increase in the weighted average yield of our investment portfolio. The following table presents a summary of the weighted average amortized cost of and the weighted average yield on our GAAP investment portfolio ($ in millions).

	Nine Months Ended
	September 30, 2025	September 30, 2024	Change
Weighted average amortized cost of our GAAP investment portfolio	$7,586	$6,837	$749
Weighted average yield on our GAAP investment portfolio	6.06%	5.91%	0.15%

Interest expense

Interest expense increased from the nine months ended September 30, 2024 to the nine months ended September 30, 2025 due to a higher weighted average GAAP financing balance outstanding resulting from the issuance of securitized debt and Senior Unsecured Notes during the period, offset by the repayment of the Legacy WMC Convertible Notes upon maturity in September 2024. Additionally, there was an increase in the weighted average financing rate. The following table presents a summary of the weighted average financing balance and the weighted average financing rate on our GAAP investment portfolio ($ in millions).

	Nine Months Ended
	September 30, 2025	September 30, 2024	Change
Weighted average GAAP financing balance	$7,136	$6,470	$666
Weighted average financing rate on our GAAP investment portfolio	5.39%	5.24%	0.15%

Net interest component of interest rate swaps

We recorded income on the net interest component of interest rate swaps during the nine months ended September 30, 2025 and 2024 as a result of our swap portfolio being in a net receive position. The decrease in income from the nine months ended September 30, 2024 to the nine months ended September 30, 2025 was the result of a decrease in the weighted average receive rate and weighted average notional balance. The following table presents a summary of our interest rate swap portfolio as of September 30, 2025 and 2024 ($ in millions).

	Nine Months Ended
	September 30, 2025	September 30, 2024	Change
Net weighted average interest rate swap notional value	$388	$527	$(139)
Net weighted average (pay)/receive rate	0.92%	1.63%	(0.71)%

Net realized gain/(loss)

The following table presents a summary of Net realized gain/(loss) for the nine months ended September 30, 2025 and 2024 (in thousands). The net realized loss during the nine months ended September 30, 2025 was primarily driven by losses from unwinding certain pay-fix, receive-float interest rate swap agreements and short TBAs, which were held at unrealized losses, and losses recognized on the sale of non-agency loans and re- and non-performing loans.

	Nine Months Ended
	September 30, 2025	September 30, 2024
Sales of residential mortgage loans and loans transferred to or sold from Other assets	$(1,947)	$323
Loan purchase commitment	356	—
Sales of real estate securities	169	13,024
Settlement of derivatives and other instruments	(5,640)	(23,275)
Total Net realized gain/(loss)	$(7,062)	$(9,928)

Net unrealized gain/(loss)

The following table presents a summary of Net unrealized gain/(loss) for the nine months ended September 30, 2025 and 2024 (in thousands). During the nine months ended September 30, 2025, we recognized unrealized gains on our residential mortgage loans, non-agency RMBS, and CMBS, which were offset by unrealized losses on securitized debt, interest rate swaps, and commercial loans.

	Nine Months Ended
	September 30, 2025	September 30, 2024
Residential mortgage loans	$163,237	$207,250
Commercial loans	(9,606)	322
Real estate securities	6,871	(706)
Securitized debt	(137,742)	(188,779)
Loan purchase commitment	(410)	—
Derivatives	(8,389)	2,401
Total Net unrealized gain/(loss)	$13,961	$20,488

Management fee to affiliate

During the nine months ended September 30, 2024, the base management fee was reduced by $1.8 million in connection with the WMC acquisition.

Non-investment related expenses

The following table presents a summary of our non-investment related expenses (in thousands).

	Nine Months Ended
	September 30, 2025	September 30, 2024
Affiliate reimbursement (1)	$4,687	$4,936
Professional fees	1,244	1,113
D&O insurance	765	1,003
Directors' fees and equity based compensation	866	903
Excise tax expense (2)	77	—
Other	751	597
Total Non-investment related expenses	$8,390	$8,552
(1)For the nine months ended September 30, 2024, the Manager agreed to waive its right to receive expense reimbursements of $0.9 million pursuant to the MITT Management Agreement Amendment executed in connection with the WMC acquisition.
(2)During the nine months ended September 30, 2025, we recorded a reduction in excise tax expense of $0.1 million related to an excise tax refund.

Investment related expenses

Investment related expenses are primarily comprised of servicing fees, asset management fees, trustee fees, and certain investment related expenses reimbursable to the Manager or its affiliates. We are required to reimburse our Manager or its affiliates for operating expenses incurred by our Manager or its affiliates on our behalf associated with our investment portfolio. These expenses increased from the nine months ended September 30, 2024 to the nine months ended September 30, 2025 primarily due to an increase in our GAAP residential mortgage loan portfolio. The following table presents a summary of our investment related expenses (in thousands).

	Nine Months Ended
	September 30, 2025	September 30, 2024
Affiliate reimbursement	$551	$395
Servicing fees	6,479	5,601
Residential mortgage loan asset management fees	1,693	1,994
Trustee and bank fees	1,862	1,594
Other	620	601
Total Investment related expenses	$11,205	$10,185

Transaction related expenses

Transaction related expenses increased from the nine months ended September 30, 2024 to the nine months ended September 30, 2025 primarily due to increased expenses associated with securitizations in 2025 compared with 2024, along with expenses of $0.8 million related to refinancing our fixed-rate long-term financing arrangements and $0.9 million related to our acquisition of an additional 21.4% interest in AG Arc.

Equity in earnings/(loss) from affiliates

The below tables summarize the components of the "Equity in earnings/(loss) from affiliates" line item on our consolidated statements of operations (in thousands).

	Nine Months Ended
	September 30, 2025	September 30, 2024
MATT Non-QM Securities	$(384)	$307
Re/Non-Performing Securities	(137)	322
AG Arc (1)	3,582	1,470
Equity in earnings/(loss) from affiliates	$3,061	$2,099
(1)Effective August 1, 2025, our allocation of AG Arc’s earnings is 66.0%. For all prior periods, our allocation of AG Arc’s earnings was 44.6%.

The below table breaks out the components in the "Equity in earnings/(loss) from affiliates" line item on our consolidated statements of operations (in thousands).

	Nine Months Ended
	September 30, 2025	September 30, 2024
Interest income	$1,920	$3,055
Interest expense	3	216
Total Net Interest Income (1)	1,917	2,839

Net unrealized gain/(loss)	(2,305)	(2,061)
Other operating expenses (1)	133	149
Total MATT Non-QM Securities and Re/Non Performing Securities (2)	(521)	629

Net operating income/(loss) from AG Arc (1) (3)	1,184	(1,591)
Other income/(loss) from AG Arc (3)	(74)	1,567
Unrealized gain/(loss) on investment in AG Arc (4)	2,654	2,459
Elimination of gains on loans sold from AG Arc to MITT (1) (5)	(182)	(965)
Total AG Arc Earnings/(Loss)	3,582	1,470
Equity in earnings/(loss) from affiliates	$3,061	$2,099
(1)Represents items included in Earnings Available for Distribution. Refer to the “Earnings Available for Distribution” section below for further detail.
(2)Primarily represents earnings from our investment in MATT Non-QM Securities.
(3)Net operating income/(loss) from AG Arc represents income/(loss) related to Arc Home's lending and servicing operations, net of operating expenses and related current tax expense or benefit. Other income/(loss) from AG Arc represents realized and unrealized changes in the fair value of Arc Home's mortgage servicing rights, transaction related expenses, and other asset impairments, net of related tax expense or benefit.
(4)As of September 30, 2025, the fair value of our investment in Arc Home was calculated using a valuation multiple of 1.025x of book value, which increased from 0.95x of book value as of December 31, 2024. As of September 30, 2024, the fair value of our investment in Arc Home was calculated using a valuation multiple of 0.95x of book value, which increased from 0.89x of book value as of December 31, 2023.
(5)The earnings recognized by AG Arc do not include our portion of gains recorded by Arc Home in connection with the sale of residential mortgage loans to us. Refer to Note 10 to the "Notes to Consolidated Financial Statements (unaudited)" for more information on this accounting policy.

Income tax expense

Income tax expense for the nine months ended September 30, 2025 resulted from an increase in taxable income within our taxable REIT subsidiary primarily related to gains on residential mortgage loan securitization activity. During the nine months ended September 30, 2024, tax expense represented minimum state and local tax filing fees.

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

We define EAD, a non-GAAP financial measure, as Net Income/(loss) available to common stockholders excluding (i) (a) unrealized gains/(losses) on loans, real estate securities, derivatives and other investments, inclusive of our investment in AG Arc, and (b) net realized gains/(losses) on the sale or termination of such instruments, (ii) any transaction related expenses incurred in connection with the acquisition, disposition, or securitization of our investments as well as transaction related expenses incurred in connection with the WMC acquisition, (iii) accrued deal-related performance fees payable to third party operators to the extent the primary component of the accrual relates to items that are excluded from EAD, such as unrealized and realized gains/(losses), (iv) realized and unrealized changes in the fair value of Arc Home's net mortgage servicing rights and the derivatives intended to offset changes in the fair value of those net mortgage servicing rights, (v) deferred taxes recognized at our taxable REIT subsidiaries, if any, (vi) any bargain purchase gains recognized, and (vii) certain other nonrecurring gains or losses. Items (i) through (vii) above include any amount related to those items held in affiliated entities. Transaction related expenses referenced in (ii) above are primarily comprised of costs incurred prior to or at the time of executing our securitizations and acquiring or disposing of residential mortgage loans. These costs are nonrecurring and may include underwriting fees, legal fees, diligence fees, and other similar transaction related expenses. Recurring expenses, such as servicing fees, custodial fees, trustee fees and other similar ongoing fees are not excluded from earnings available for distribution. Management considers the transaction related expenses to be similar to realized losses incurred at the acquisition, disposition, or securitization of an asset and does not view them as being part of its core operations. Management views the exclusion described in (iv) above to be consistent with how it calculates EAD on the remainder of its portfolio. Management excludes all deferred taxes because it believes deferred taxes are not representative of current operations. EAD includes the net interest income and other income earned on our investments on a yield adjusted basis, including the net interest component of interest rate swaps, TBA dollar roll income/(loss), or any other investment activity that may earn or pay net interest or its economic equivalent. Additionally, EAD includes the net operating income/(loss) from Arc Home.

A reconciliation of "Net Income/(loss) available to common stockholders" to EAD for three and nine months ended September 30, 2025 and 2024 is set forth below (in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net Income/(loss) available to common stockholders	$14,617	$11,924	$19,414	$27,567
Add (Deduct):
Net realized (gain)/loss	3,578	10,788	7,062	9,928
Net unrealized (gain)/loss	(13,199)	(19,700)	(13,961)	(20,488)
Transaction related expenses and deal related performance fees (1)	2,504	709	6,727	2,235
Equity in (earnings)/loss from affiliates	(1,645)	849	(3,061)	(2,099)
EAD from equity method investments (2)	1,668	306	2,786	134
Dollar roll income/(loss)	(432)	—	(543)	—
Earnings available for distribution	$7,091	$4,876	$18,424	$17,277

Earnings available for distribution, per Diluted Share	$0.23	$0.17	$0.61	$0.59
(1)The following table presents additional detail related to transaction related expenses and deal related performance fees excluded from EAD (in thousands). The interest expense line item relates to the amortization of deferred financing costs and the income tax expense line item relates to taxes incurred on items excluded from EAD, as defined above.

	Three Months Ended		Nine Months Ended
Consolidated statements of operations line item:	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Transaction related expenses	$1,962	$684	$6,041	$2,164
Interest expense	99	25	243	71
Income tax expense	443	—	443	—
Transaction related expenses and deal related performance fees	$2,504	$709	$6,727	$2,235
(2)The following table presents additional detail related to EAD from equity method investments (in thousands). Refer to the “Equity in earnings/(loss) from affiliates” section within the “Results of Operations” above for additional detail.

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net interest income	$594	$852	$1,917	$2,839
Other operating expenses	(36)	(33)	(133)	(149)
Net operating income/(loss) from AG Arc	1,204	(154)	1,184	(1,591)
Elimination of gains on loans sold from AG Arc to MITT	(94)	(359)	(182)	(965)
EAD from equity method investments	$1,668	$306	$2,786	$134

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

Investment portfolio

The following table presents a summary of our Investment Portfolio, inclusive of net interest margin and leverage ratios, as of September 30, 2025 and a reconciliation of these metrics on our Investment Portfolio to their respective metrics on our GAAP Investment Portfolio ($ in thousands).

	Investment			Securitized Debt			Cost of Funds (c)	Allocated Equity (d)	Net Interest Margin
Instrument	Amortized Cost	Fair Value	Yield (a)(b)	Amortized Cost	Fair Value	Financing Arrangements				Leverage Ratio (e)
Residential Investments
Securitized Non-Agency Loans	$7,350,818	$7,142,686	5.76%	$6,613,928	$6,469,626	$439,020	5.35%	$234,040	0.41%	1.8x
Securitized Home Equity Loans	985,292	1,007,911	7.73%	855,544	861,727	68,851	5.78%	77,333	1.95%	0.9x
Securitized Re/Non-Performing Loans	151,387	138,386	5.97%	100,975	96,758	26,992	4.01%	14,636	1.96%	1.8x
Agency-Eligible Loans	95,207	95,671	6.25%	—	—	89,845	4.85%	5,826	1.40%	15.4x
Home Equity Loans	127,861	129,004	7.90%	—	—	59,623	5.71%	69,381	2.19%	0.9x
Non-Agency Loans	571	572	3.65%	—	—	—	—%	572	3.65%	N/A
Residential Whole Loans	460	1,257	NM	—	—	—	—%	1,257	NM	N/A
Non-Agency RMBS	153,998	161,020	9.64%	—	—	98,130	4.91%	62,890	4.73%	1.5x
Total Residential Investments	8,865,594	8,676,507	6.09%	7,570,447	7,428,111	782,461	5.37%	465,935	0.72%	1.7x

Agency RMBS	17,220	16,546	7.67%	—	—	11,000	4.60%	5,546	3.07%	2.0x

Legacy WMC Commercial Investments (f)
Commercial Loans (g)	66,980	57,738	—%	—	—	27,436	7.16%	30,302	(7.16)%	0.9x
CMBS (h)	45,076	40,683	17.52%	—	—	17,348	5.55%	23,335	11.97%	0.7x
Total Legacy WMC Commercial Investments	112,056	98,421	7.05%	—	—	44,784	6.54%	53,637	0.51%	0.8x

Total Investment Portfolio	$8,994,870	$8,791,474	6.11%	$7,570,447	$7,428,111	$838,245	5.37%	$525,118	0.74%	1.6x
Cash and Cash Equivalents (i)								59,000	4.06%
Interest Rate Swaps (j)								11,155	0.90%
Arc Home								49,244
Senior Unsecured Notes								(96,267)	10.61%
Non-Interest Earning Assets, net								11,593
Total Stockholders' Equity								$559,843		1.7x

	Investment			Securitized Debt			Cost of Funds (c)	Allocated Equity (d)	Net Interest Margin
	Amortized Cost	Fair Value	Yield (a)(b)	Amortized Cost	Fair Value	Financing Arrangements				Leverage Ratio (e)
Total Investment Portfolio	$8,994,870	$8,791,474	6.11%	$7,570,447	$7,428,111	$838,245	5.37%	$525,118	0.74%	1.6x
Investments in Debt and Equity of Affiliates	9,586	11,305	21.69%	—	—	—	—%	11,305	21.69%	N/A
GAAP Investment Portfolio	$8,985,284	$8,780,169	6.09%	$7,570,447	$7,428,111	$838,245	5.37%	$513,813	0.72%	14.9x
NM - Not Meaningful
(a)Excludes any net TBA positions.
(b)The weighted average yields are calculated based on the amortized cost of the underlying loans and securities.
(c)The cost of funds related to the financing on our investment portfolio inclusive of the benefit of 0.05% from our interest rate hedges was 5.37%. When including our Senior Unsecured Notes, the total cost of funds was 5.43%.
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
(g)The Legacy WMC Commercial Loans are on non-accrual status or cost-recovery status.
(h)There are Legacy WMC CMBS with an unpaid principal balance of $23.5 million and a fair value of $7.1 million which are on non-accrual or cost recovery status.
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

Securitized Non-Agency Loans and Home Equity Loans

As noted above, our investment activities primarily include acquiring and securitizing newly-originated residential mortgage loans. Non-Agency VIEs are collateralized by Non-Agency and Agency-Eligible Loans. Home Equity VIEs are collateralized by revolving lines of credit and closed-end loans secured primarily by a second lien on a residential mortgaged property. Refer to Notes 2 and 3 to the “Notes to Consolidated Financial Statements (unaudited)” for additional information on the assets and liabilities of our consolidated Non-Agency VIEs and Home Equity VIEs.

In each securitization transaction, a pool of loans is transferred into a newly formed securitization trust. The securitization trust issues various classes of mortgage pass-through certificates backed by the cash flows from the underlying residential mortgage loans (the "Certificates"). When we sponsor a residential mortgage loan securitization, we are generally required to retain at least 5% of the fair value of the Certificates issued in the securitization ("Risk Retention Rules"). We can retain either an "eligible vertical interest" (which consists of at least 5% of each class of securities issued in the securitization), an "eligible horizontal residual interest" (which is the most subordinate class of securities with a fair value of at least 5% of the aggregate credit risk) or a combination of both totaling 5% (the "Required Credit Risk"). We typically sell the senior classes of Certificates to unrelated third parties. When we choose to retain an eligible horizontal residual interest, we generally purchase the most subordinated classes of Certificates and the excess cash flow Certificates. When we choose to retain an eligible vertical interest, we purchase a 5% interest in each class of Certificates issued. We also may purchase the Certificates entitled to excess servicing fees and other Certificates not required to meet Risk Retention Rules.

If we are determined to be the primary beneficiary of these securitization transactions, we consolidate the respective VIE created to facilitate the transaction and record "Securitized residential mortgage loans" and "Securitized debt" on the consolidated balance sheets in accordance with U.S. GAAP. However, our equity at risk represents certain Certificates from each securitization which we retain.

The following table summarizes our Securitized residential mortgage loans and Securitized debt, as well as the economic interest on retained Certificates related to our Non-Agency VIEs and Home Equity VIEs as of September 30, 2025 (in thousands).

	Non-Agency VIEs		Home Equity VIEs
	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Securitized residential mortgage loans in VIEs	$7,298,543	$7,142,686	$921,111	$1,007,911
Securitized debt in VIEs (1)	6,676,720	6,469,626	828,954	861,727
Other assets (2)	N/A	2,259	N/A	1,055
Retained Certificates from VIEs (3)(4)(5)(6)		$675,319		$147,239

Retained interests in VIEs	Current Face	Fair Value	Current Face	Fair Value
Senior Bonds	$129,304	$131,573	$38,886	$39,091
Mezzanine Bonds	23,348	21,894	1,117	1,119
Subordinate Bonds	470,769	350,972	52,153	49,739
Interest Only / Excess Servicing Bonds (1)(7)	N/A	170,880	N/A	57,290
Retained Certificates from VIEs (3)(4)(5)(6)		$675,319		$147,239
Financing arrangements on retained Certificates from VIEs		439,020		68,851
Retained Certificates from VIEs, net of financing arrangements		$236,299		$78,388
(1)Interest Only securities have no principal balances and bear interest based on a notional value. The notional value is used solely to determine interest distributions on the interest only classes of securities. The Securitized debt in the Non-Agency VIEs and Interest Only/Excess Servicing Bonds line items include interest only classes with a notional value of $3.4 billion and $12.1 billion, respectively. The Securitized debt in the Home Equity VIEs and Interest Only/Excess Servicing Bonds line items include interest only classes with a notional value of $310.9 million and $610.2 million, respectively.
(2)For Non-Agency VIEs, represents the fair value of real estate owned within the VIEs. We record real estate owned at the lower of cost or fair value less estimated costs to sell. We recorded real estate owned within our Non-Agency VIEs at $2.1 million. For Home Equity VIEs, represents cash held in reserve accounts within the Home Equity VIEs and included within our restricted cash.
(3)Maximum loss exposure from our involvement with VIEs pertains to the fair value of the Certificates retained from the VIEs. We have no obligation to provide any other explicit or implicit support to the securitization trusts.
(4)Our equity at risk included bonds in our Non-Agency VIEs and Home Equity VIEs with a fair value of $457.2 million and $50.5 million, respectively, held in order to comply with Risk Retention Rules. We are generally required to hold the Required Credit Risk until the later of (i) the fifth anniversary of the securitization closing date and (ii) the date on which the aggregate unpaid principal balance of the mortgage loans has been reduced to 25% of the aggregate unpaid principal balance of the mortgage loans as of the securitization closing date, but no longer than the seventh anniversary of the closing date.
(5)A portion of our equity at risk included bonds exposed to the first loss of the securitization in the Non-Agency VIEs and Home Equity VIEs with a fair value of $110.9 million and $57.3 million, respectively.
(6)Excludes net other asset/(liabilities) held within the Non-Agency VIEs and Home Equity VIEs of $7.7 million and $3.8 million, respectively.
(7)As the sponsor and depositor of each securitization, we may purchase all of the outstanding Certificates (an "Optional Redemption") following the earlier of (1) an applicable anniversary date (typically two or three years) of the respective securitization or (2) the date at which the unpaid principal balance of the applicable collateral has declined below a certain percentage (typically 10% to 30%) of the principal balance originally contributed to the securitization. As of September 30, 2025, there were 10 Non-Agency securitizations with an unpaid principal balance of $2.4 billion that met the criteria for an Optional Redemption.

Securitized residential mortgage loans and Residential mortgage loans

The following table presents information regarding collateral characteristics of our residential mortgage loans as of September 30, 2025 ($ in thousands).

	Unpaid Principal Balance			Weighted Average (1)(2)
		Fair Value	Loan Count (1)	Original LTV Ratio (3)	Current FICO (4)	Coupon	Life (Years) (5)
Securitized residential mortgage loans
Non-Agency Loans	$7,298,543	$7,142,686	18,795	70.80%	765	5.86%	7.44
Home Equity Loans	921,111	1,007,911	11,056	65.49%	746	9.81%	5.01
Re- and Non-Performing Loans	160,916	138,386	1,095	80.45%	671	4.25%	5.53
Total Securitized residential mortgage loans	$8,380,570	$8,288,983	30,946	71.01%	763	6.26%	7.14
Residential mortgage loans
Agency-Eligible Loans	$95,124	$95,671	228	73.80%	772	6.58%	5.95
Home Equity Loans	121,535	129,004	1,506	65.84%	749	9.42%	4.77
Non-Agency Loans	555	572	2	65.60%	639	6.77%	3.48
Re- and Non-Performing Loans (1)	1,314	1,257	N/A	N/A	N/A	N/A	1.17
Total Residential mortgage loans	$218,528	$226,504	1,736	69.33%	759	8.17%	5.26
Total as of September 30, 2025	$8,599,098	$8,515,487	32,682	70.37%	761	6.31%	7.09
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

Legacy WMC Commercial loans

As of September 30, 2025, the borrowers of the Legacy WMC Commercial loans were in maturity default. The lender parties (including us) are evaluating with the borrowers consensual sales of the underlying properties collateralizing the loans and/or transferring title of all or certain of the properties to the lender parties via a deed-in-lieu of foreclosure. See Note 3 to the "Notes to Consolidated Financial Statements (unaudited)" for information on the status of the Legacy WMC Commercial loans, as well as coupons, weighted average life, geographic concentration, collateral characteristics, LTV, and maturities of the loans we include in the "Commercial loans, at fair value" line item on our consolidated balance sheets.

Non-Agency RMBS and Legacy WMC CMBS

The following table presents the fair value, coupon, and weighted average life of our Non-Agency RMBS and Legacy WMC CMBS portfolios as of September 30, 2025 ($ in thousands).

			Weighted Average
Instrument	Current Face	Fair Value	Coupon (1)	Life (Years) (2)
Non-Agency RMBS by collateral type:
Non-QM Loans (3)	$53,458	$57,311	1.56%	2.84
Agency-Eligible Loans (3)	46,431	45,955	3.53%	6.78
Home Equity Loans (3)	37,950	52,268	6.04%	6.65
Prime Jumbo Loans (3)	6,345	4,795	1.03%	7.68
Re- and Non-Performing Loans (3)	N/A	691	—%	2.92
Total Non-Agency RMBS	$144,184	$161,020	2.45%	4.70

Legacy WMC CMBS
Single-Asset/Single-Borrower - Fixed Rate	$48,498	$21,301	6.11%	1.71
Single-Asset/Single-Borrower - Floating Rate	19,421	6,526	9.16%	0.57
Conduit - Fixed Rate	15,043	12,856	4.20%	2.44
Legacy WMC CMBS (4)	$82,962	$40,683	6.47%	1.58

Total Non-Agency RMBS and Legacy WMC CMBS	$227,146	$201,703	3.19%	4.36
Less: Investments in Debt and Equity of Affiliates	$4,497	$11,305	0.54%	2.31
Total GAAP Non-Agency RMBS and Legacy WMC CMBS	$222,649	$190,398	4.19%	5.31
(1)Equity residual investments with a zero coupon rate are excluded from this calculation.
(2)Weighted average life is based on projected life. Typically, actual maturities are shorter than stated contractual maturities.
(3)Interest Only securities have no principal balances and bear interest based on a notional value. The notional value is used solely to determine interest distributions on the interest only classes of securities. The notional value of interest only classes included in the Non-QM Loans, Agency-Eligible Loans, Home Equity Loans, Prime Jumbo Loans, and Re- and Non-Performing Loans line items was $308.2 million, $43.4 million, $163.2 million, $25.5 million, and $0.8 million, respectively.
(4)There are Legacy WMC CMBS with an unpaid principal balance of $23.5 million and a fair value of $7.1 million which are on non-accrual or cost recovery status.

The following table presents the fair value of our Non-Agency RMBS and Legacy WMC CMBS by credit rating as of September 30, 2025 (in thousands).

Credit Rating (1)	Non-Agency RMBS	Legacy WMC CMBS
AAA	$45,588	$—
AA	6,669	—
A	12,062	—
BBB	22,765	—
BB	15,055	5,769
B	11,938	1,151
Below B	—	33,705
Not Rated	46,943	58
Total Non-Agency RMBS and Legacy WMC CMBS	$161,020	$40,683
Less: Investments in Debt and Equity of Affiliates	$11,305	$—
Total GAAP Non-Agency RMBS and Legacy WMC CMBS	$149,715	$40,683
(1)Represents the minimum rating for rated assets of S&P, Moody's, Morningstar, and Fitch credit ratings, stated in terms of the S&P equivalent.

The following table presents the geographic concentration of the underlying collateral for our Non-Agency RMBS and Legacy WMC CMBS portfolios as of September 30, 2025 ($ in thousands).

Non-Agency RMBS			Legacy WMC CMBS
Geographic Location	Concentration	Fair Value	Geographic Location	Concentration	Fair Value
California	32.4%	$52,167	California	43.9%	$17,859
Florida	9.1%	14,655	Minnesota	16.4%	6,672
New York	8.6%	13,928	Texas	8.9%	3,602
Texas	4.6%	7,419	New York	6.1%	2,465
New Jersey	3.6%	5,807	Ohio	4.7%	1,923
Other	41.7%	67,044	Other	20.0%	8,162
Total	100.0%	$161,020	Total	100.0%	$40,683

Agency RMBS

Although our investment activities primarily include acquiring and securitizing newly-originated residential mortgage loans, from time to time we invest excess liquidity into Agency RMBS. The following table presents the fair value, constant prepayment rate (“CPR”), coupon, and weighted average life experienced on our Agency RMBS portfolio as of September 30, 2025 ($ in thousands).

		Weighted Average
	Fair Value	CPR (1)	Coupon	Life (Years) (2)
Agency RMBS Interest Only	$16,546	9.1%	4.56%	5.35
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

Repurchase agreements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a "haircut." The size of the haircut reflects the perceived risk associated with the pledged asset. Haircuts may change as our financing arrangements mature or roll and are sensitive to governmental regulations. Interest rates for our financing arrangements are determined based on prevailing rates (typically a spread over a base rate) corresponding to the terms of the borrowings, and interest is paid on a monthly basis or, for shorter term arrangements, at the end of the term. Repurchase agreements typically have a term of up to one year for loans and a term of 30 to 90 days for securities. Repurchase agreements are generally mark-to-market with respect to margin calls and recourse to us. We also have certain financing arrangements collateralized by residential mortgage loans which are recourse to us, but are not subject to mark-to-market margin calls. We had outstanding financing arrangements with six counterparties as of September 30, 2025.

Our financing arrangements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each financing arrangement, typical supplemental terms include requirements of minimum equity and liquidity, leverage ratios, and performance triggers. In addition, some of the financing arrangements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that we fail to comply with the covenants contained in these financing arrangements or are otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the associated agreement. As of September 30, 2025, we are in compliance with all of our financial covenants.

Securitized Debt

We also utilize securitized debt to finance our loan portfolio. As explained in the “Investment Activities” section above, our investment strategy focuses on acquiring and securitizing newly originated residential mortgage loans. In each securitization transaction, a pool of loans is transferred into a newly formed securitization trust. This trust issues Certificates, and we typically sell the senior classes of these Certificates to unrelated third parties. We record “Securitized debt" on our consolidated balance sheet in accordance with U.S. GAAP when we determine that we are the primary beneficiary of the securitization transaction. The proceeds from securitization transactions are used to repay any outstanding financing arrangements initially employed to acquire newly originated residential mortgage loans, replacing recourse financing with mark-to-market margin calls with securitized debt. Securitized debt is generally long-term in nature, non-recourse to us and is not subject to mark-to-market margin calls. Additionally, generally the holders of the securitized debt have no recourse to the general credit of the Company and we have no obligation to provide any other explicit or implicit support to the securitization trusts.

Senior Unsecured Notes

During 2024, we issued senior unsecured notes which consist of $34.5 million principal amount 9.500% Senior Notes due February 2029 and $65.0 million principal amount 9.500% Senior Notes due May 2029. See Note 6 to the "Notes to Consolidated Financial Statements (unaudited)" for additional information on the Senior Unsecured Notes.

Leverage

We use leverage to increase potential returns to our stockholders. Our financing strategy is designed to increase the size of our investment portfolio by borrowing against the fair value of the assets in our portfolio. As discussed above, financing arrangements are generally recourse to the Company whereas securitized debt used to finance our Non-Agency VIEs, Home Equity VIEs, and RPL/NPL VIEs is generally non-recourse to the Company. In addition to disclosing GAAP leverage, we also disclose Economic Leverage, which excludes non-recourse financing. Management believes that this non-GAAP measure, when considered with our GAAP financial statements, provides supplemental information useful for investors to help evaluate our use of leverage and the related risk associated with our leverage profile. Our presentation of Economic Leverage may not be comparable to similarly-titled measures of other companies, who may use different calculations. This non-GAAP measure should not be considered a substitute for, or superior to, GAAP leverage calculated in accordance with GAAP. Our GAAP financial results and the reconciliations from these results should be carefully evaluated.

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

September 30, 2025	Leverage	Stockholders’ Equity	Leverage Ratio
Securitized debt, at fair value (1)	$7,428,111
Financing arrangements (2)	838,245
Senior Unsecured Notes (2)	96,267
Restricted cash posted on financing arrangements	(4,427)
GAAP Leverage	$8,358,196	$559,843	14.9x
Non-recourse financing arrangements (1)	(7,428,111)
Net TBA (receivable)/payable adjustment	868
Economic Leverage	$930,953	$559,843	1.7x
(1) Securitized debt, at fair value is non-recourse to the Company.
(2) Financing arrangements and senior unsecured notes are recourse to the Company.

Hedging activities

Subject to maintaining our qualification as a REIT and our Investment Company Act exemption, to the extent leverage is deployed, we may utilize derivative instruments in an effort to hedge the interest rate risk associated with the financing of our portfolio. Specifically, we may seek to hedge our exposure to potential interest rate mismatches between the interest we earn on our investments and our borrowing costs caused by fluctuations in short-term interest rates. We may utilize interest rate swaps, swaption agreements, and other financial instruments such as short positions in to-be-announced securities. In utilizing leverage and interest rate derivatives, our objectives are to improve risk-adjusted returns and, where possible, to lock in, on a long-term basis, a spread between the yield on our assets and the costs of our financing and hedging. Derivatives have not been designated as hedging instruments for accounting purposes. See Note 7 in the "Notes to Consolidated Financial Statements (unaudited)" for more information.

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

As described above, our distribution requirements are based on taxable income rather than GAAP net income. Differences between taxable income and GAAP net income include (i) unrealized gains and losses associated with investment and derivative portfolios which are marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized or settled, (ii) temporary differences related to amortization of premiums and discounts paid on investments, (iii) the timing and amount of deductions related to stock-based compensation, (iv) temporary differences related to the recognition of realized gains and losses on sold investments and certain terminated derivatives, (v) taxes, and (vi) differences between GAAP income or losses in our TRSs and taxable income resulting from dividend distributions to the REIT from our TRSs. Undistributed taxable income is based on current estimates and is not finalized until we file our annual tax return for that tax year, typically in October of the following year. As of December 31, 2024, we had undistributed taxable income of $0.36 per common share.

During the nine months ended September 30, 2025, the Company declared common stock dividends of $0.62 per share. During the same period, the Company declared and paid preferred stock dividends on its Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock of $1.54689, $1.50, and $2.103968 per share, respectively.

Liquidity and capital resources

Our liquidity determines our ability to meet our cash obligations, including distributions to our stockholders, payment of our expenses, financing our investments and satisfying other general business needs.

Our principal sources of cash consist of borrowings under securitized debt and financing arrangements, principal and interest payments we receive on our investment portfolio, cash generated from our operating results, proceeds from the sale of investments, and proceeds from capital market transactions. We typically use cash to repay principal and interest on our securitized debt, financing arrangements and senior unsecured notes, to purchase loans, real estate securities, and other real estate related assets, to make dividend payments on our capital stock, to repurchase our capital stock, and to fund our operations. We may also generate liquidity when restricted cash that was pledged as collateral for clearing and executing trades, derivatives, and financing arrangements becomes unrestricted when the related collateral requirements are exceeded or at the maturity of the derivative or financing arrangement. Refer to "—Margin requirements" below discussing instances where we may use liquidity to meet margin requirements. At September 30, 2025, we had $104.2 million of liquidity, which consisted of $59.0 million of cash and cash equivalents, $44.5 million of available committed financing on certain Home Equity Loans, and $0.7 million of unencumbered Agency RMBS available to support our liquidity needs. The $44.5 million of available committed financing on Home Equity Loans relates to certain financing arrangements in which our counterparty has contractually committed to provide up to $50.0 million of financing at an advance rate of 87.5% of unpaid principal balance pledged as collateral, which was $50.9 million as of September 30, 2025.

Margin requirements

The fair value of our loans and real estate securities fluctuate according to market conditions. When the fair value of the assets pledged as collateral to secure a financing arrangement decreases to the point where the difference between the collateral fair value and the financing arrangement amount is less than the haircut, our lenders may issue a "margin call," which requires us to post additional collateral to the lender in the form of additional assets or cash. Under our repurchase facilities, our lenders have full discretion to determine the fair value of the securities we pledge to them. Our lenders typically value assets based on recent transactions in the market. Lenders also issue margin calls as the published current principal balance factors change on the pool of mortgages underlying the securities pledged as collateral when scheduled and unscheduled paydowns are announced monthly. We experience margin calls in the ordinary course of our business. In addition to our cash and cash equivalents, we may hold unpledged Agency RMBS and maintain available committed financing on certain residential mortgage loans to effectively manage the margin requirements established by our lenders. We refer to this position as our "liquidity." Additionally, we may use certain financing arrangements collateralized by residential mortgage loans which are not subject to mark-to-market margin calls. The level of liquidity we maintain to meet margin calls is directly affected by our leverage levels, our haircuts and the price changes on our assets. Typically, if interest rates increase or if credit spreads widen, then the prices of our collateral (and our unpledged Agency RMBS that constitute a portion of our liquidity) will decline, we will experience margin calls, and we will need to use our liquidity to meet the margin calls. There can be no assurance that we will maintain sufficient levels of liquidity to meet any margin calls. If our haircuts on existing financing arrangements increase, our liquidity will proportionately decrease. We intend to maintain a level of liquidity in relation to our borrowings that enables us to meet reasonably anticipated margin calls but that also allows us to be substantially invested in the residential mortgage market. We may misjudge the appropriate amount of our liquidity by maintaining excessive liquidity, which would lower our investment returns, or by maintaining insufficient liquidity, which may force us to liquidate assets into potentially unfavorable market conditions and harm our results of operations and financial condition.

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

Cash flows

The below details changes to our cash, cash equivalents, and restricted cash for the nine months ended September 30, 2025 and 2024 (in thousands).

	Nine Months Ended
	September 30, 2025	September 30, 2024	Change
Cash and cash equivalents and restricted cash, Beginning of Period	$138,568	$125,573	$12,995

Net cash provided by (used in) operating activities (1)	40,894	40,184	710
Net cash provided by (used in) investing activities (2)	(1,954,802)	(637,889)	(1,316,913)
Net cash provided by (used in) financing activities (3)	1,852,148	586,350	1,265,798

Net change in cash and cash equivalents and restricted cash	(61,760)	(11,355)	(50,405)
Cash and cash equivalents and restricted cash, End of Period	$76,808	$114,218	$(37,410)
(1)Cash provided by operating activities is primarily attributable to net interest income less operating expenses for the nine months ended September 30, 2025.
(2)Cash used in investing activities for the nine months ended September 30, 2025 was primarily attributable to purchases of residential mortgage loans and real estate securities, offset by principal repayments on our investment portfolio and proceeds from the sale of certain investments.
(3)Cash provided by financing activities for the nine months ended September 30, 2025 was primarily attributable to proceeds from the issuance of securitized debt and net borrowings under financing arrangements, offset by principal repayments on securitized debt, repayments of fixed-rate long-term financing arrangements, and dividend payments.

Stock repurchase programs

On August 3, 2022, our Board of Directors authorized a stock repurchase program (the "2022 Repurchase Program") to repurchase up to $15.0 million of our outstanding common stock. The 2022 Repurchase Program does not have an expiration date and permits us to repurchase our shares through various methods, including open market repurchases, privately negotiated block transactions and Rule 10b5-1 plans. We may repurchase shares of our common stock from time to time in compliance with SEC regulations and other legal requirements. The extent to which we repurchase our shares, and the timing, manner, price, and amount of any such repurchases, will depend upon a variety of factors including market conditions and other corporate considerations as determined by management, as well as the limits of the 2022 Repurchase Program and our liquidity and business strategy. The 2022 Repurchase Program does not obligate us to acquire any particular amount of shares and may be modified or discontinued at any time. As of the date of this filing, approximately $1.5 million of common stock remained authorized for future share repurchases under the 2022 Repurchase Program. There were no shares repurchased during the three and nine months ended September 30, 2025 and 2024.

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

Equity distribution agreements

On November 6, 2024, we entered into separate equity distribution agreements (the "2024 Equity Distribution Agreements") with each of BTIG, LLC, JonesTrading Institutional Services LLC, Keefe, Bruyette & Woods, Inc. and Piper Sandler & Co. (collectively, the "2024 Sales Agents"), pursuant to which we may sell up to $75.0 million aggregate offering price of shares of our common stock from time to time through an "at-the-market" equity offering program under which the 2024 Sales Agents will act as sales agent. Prior to entering into the 2024 Equity Distribution Agreements, we terminated the equity distribution agreements related to our prior at-the-market program (the "Equity Distribution Agreements"). At the time of such termination, $51.7 million remained unsold under the prior program. We did not issue any shares of common stock under any of our equity distribution agreements then in effect during the three and nine months ended September 30, 2025 and 2024.

Acquisition of additional interest in AG Arc

On August 1, 2025, in connection with the acquisition of an additional 21.4% interest in AG Arc, we issued 2,027,676 restricted shares of common stock (the “Holder Shares”) to certain funds managed by TPG Angelo Gordon (the “Holders”) as consideration. Refer to Note 10 of the "Notes to Consolidated Financial Statements (unaudited)" for additional information. Pursuant to the registration rights agreement we entered into with the Holders, in August 2025, we filed a resale shelf registration statement on Form S-3 registering the resale of all the Holder Shares (the “Resale Shelf”), which was declared effective by the Securities and Exchange Commission in August 2025.

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

Management fee

The management fee is calculated and payable quarterly in arrears in an amount equal to 1.50% of our Stockholders’ Equity, per annum. For purposes of calculating the management fee, "Stockholders’ Equity" means the sum of the net proceeds from any issuances of equity securities (including preferred securities) since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance, and excluding any future equity issuance to the Manager), plus our retained earnings at the end of such quarter (without taking into account any non-cash equity compensation expense or other non-cash items described below incurred in current or prior periods), less any amount that we pay for repurchases of our common stock, excluding any unrealized gains, losses or other non-cash items that have impacted stockholders’ equity as reported in our financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP, and certain other non-cash charges after discussions between the Manager and our independent directors and after approval by a majority of our independent directors. Stockholders’ Equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders’ equity shown on our financial statements. The below table details the management fees incurred during the three and nine months ended September 30, 2025 and 2024 (in thousands).

	Three Months Ended		Nine Months Ended
Consolidated statements of operations line item:	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Management fee to affiliate (1)	$2,319	$1,708	$6,947	$5,202
(1)For the three and nine months ended September 30, 2024, the Manager agreed to waive its right to receive management fees of $0.6 million and $1.8 million, respectively, pursuant to the MITT Management Agreement Amendment executed in connection with the WMC acquisition.

As of September 30, 2025 and December 31, 2024, we have recorded management fees payable of $2.3 million and $2.3 million, respectively. The management fee payable is included within the "Due to affiliates" line item within the "Other liabilities" line item on the consolidated balance sheets.

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

During the three and nine months ended September 30, 2025 and 2024, we did not incur any incentive fee expense.

Termination fee

Upon the occurrence of (i) our termination of the management agreement without cause or (ii) the Manager’s termination of the management agreement upon a breach by the Company of any material term of the management agreement, the Manager will be entitled to a termination fee equal to three times the average annual management fee during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter. As of September 30, 2025 and December 31, 2024, no event of termination of the management agreement had occurred.

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

The below table details the expense reimbursement incurred during the three and nine months ended September 30, 2025 and 2024 (in thousands).

	Three Months Ended		Nine Months Ended
Consolidated statements of operations line item:	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Non-investment related expenses (1)	$1,544	$1,636	$4,687	$4,936
Investment related expenses	256	194	551	395
Transaction related expenses	174	22	543	396
Expense reimbursements to Manager or its affiliates	$1,974	$1,852	$5,781	$5,727
(1)For the three and nine months ended September 30, 2024, the Manager agreed to waive its right to receive expense reimbursements of $0.3 million and $0.9 million, respectively, pursuant to the MITT Management Agreement Amendment executed in connection with the WMC acquisition.

As of September 30, 2025 and December 31, 2024, we recorded a reimbursement payable to our Manager or its affiliates of $2.5 million and $1.7 million, respectively The reimbursement payable to the Manager or its affiliates is included within the "Due to affiliates" line item within the "Other liabilities" line item on the consolidated balance sheets.

Equity Incentive Plans

On May 5, 2025, following approval by stockholders at our annual stockholders meeting, our 2025 Equity Incentive Plan (the “2025 Equity Incentive Plan”) became effective. The maximum number of shares of our common stock that may be issued under the 2025 Equity Incentive Plan is 800,000 shares of common stock, plus 220,781 shares of common stock (which reflects the number of shares that remained available for issuance under the equity incentive plan approved in 2020 (the “2020 Equity Incentive Plan”) as of May 4, 2025), plus 130,000 shares of common stock that remain subject to outstanding awards under the 2020 Equity Incentive Plan but only to the extent that such shares become forfeited or otherwise lapse. As a result of the adoption of the 2025 Equity Incentive Plan, no additional awards will be granted under the 2020 Equity Incentive Plan (although awards previously made under the 2020 Equity Incentive Plan will remain in effect subject to the terms of the 2020 Equity Incentive Plan and the applicable award agreement).

Since inception of the 2025 Equity Incentive Plan and through September 30, 2025, we have granted an aggregate 13,383 shares of restricted common stock and 411 dividend equivalent units to its independent directors, all of which have vested. As of September 30, 2025, there were 1,006,987 remaining shares available to be issued under the 2025 Equity Incentive Plan.

As of September 30, 2025, we have 12,981 restricted stock units and 2,460 associated dividend equivalent units outstanding, all of which are fully vested and held by one of our independent directors. These units will be settled on a one-for-one basis in shares of our common stock upon the director's separation from service with us.

Unfunded commitments

See Note 12 of the "Notes to Consolidated Financial Statements (unaudited)" for detail on our commitments as of September 30, 2025.

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

We record TBA purchases and sales on the trade date and present the purchase or receipt net of the corresponding payable or receivable until the settlement date of the transaction. Refer to Note 7 to the "Notes to Consolidated Financial Statements (unaudited)" for additional detail on TBAs as of September 30, 2025, if applicable.

For additional information on our commitments as of September 30, 2025, refer to Note 12 of the "Notes to Consolidated Financial Statements (unaudited)." We do not expect these commitments, taken as a whole, to be significant to, or to have a material impact on, our overall liquidity or capital resources or our operations.

Critical accounting policies and estimates

We prepare our consolidated financial statements in conformity with GAAP, which requires the use of estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of income and expenses during the reporting period. These estimates are based, in part, on our judgment and assumptions regarding various economic conditions that we believe are reasonable based on facts and circumstances existing at the time of reporting. We believe that the estimates, judgments and assumptions utilized in the preparation of our consolidated financial statements are prudent and reasonable. Although our estimates contemplate conditions as of September 30, 2025 and how we expect them to change in the future, it is reasonably possible that actual conditions could be different than anticipated in arriving at those estimates, which could materially affect reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the periods presented.

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

Interest rate sensitivity

The following table quantifies the estimated percent change in GAAP equity, the fair value of our assets, and projected net interest income should interest rates go up or down instantaneously by 25, 50, and 75 basis points, assuming (i) the yield curves of the rate shocks will be parallel to each other and the current yield curve and (ii) all other market risk factors remain constant. These estimates were compiled using a combination of third-party services and models, market data and internal models. All changes in equity, assets, and income are measured as percentage changes from the GAAP equity, assets, and projected net interest income from our base interest rate scenario. The base interest rate scenario assumes spot and forward interest rates existing as of September 30, 2025. Actual results could differ materially from these estimates.

Agency RMBS and Agency-Eligible Loan assumptions attempt to predict default and prepayment activity at projected interest rate levels. To the extent that these estimates or other assumptions do not hold true, actual results will likely differ materially from projections and could result in percentage changes larger or smaller than the estimates in the table below. Moreover, if different models were employed in the analysis, materially different projections could result. In addition, while the table below reflects the estimated impact of interest rate increases and decreases on a static portfolio as of September 30, 2025, our Manager may from time to time sell any of our investments as a part of the overall management of our investment portfolio.

Change in Interest Rates (basis points) (1)	Change in Fair Value as a Percentage of GAAP Equity (2)(3)	Change in Fair Value as a Percentage of Assets (2)(3)	Percentage Change in Projected Net Interest Income (4)
75	(1.8)%	(0.1)%	0.5%
50	(1.1)%	(0.1)%	0.4%
25	(0.5)%	—%	0.2%
(25)	0.5%	—%	(0.7)%
(50)	0.9%	0.1%	(1.2)%
(75)	1.3%	0.1%	(1.7)%
(1)Includes investments held through affiliated entities that are reported as "Investments in debt and equity of affiliates" on our consolidated balance sheet, but excludes AG Arc.
(2)Does not include cash investments, which typically have overnight maturities and are not expected to change in value as interest rates change.
(3)Changes in fair value as a percentage of GAAP equity and assets are inclusive of forward purchase commitments to acquire Non-Agency Loans and Agency-Eligible Loans as of September 30, 2025.
(4)Interest income includes trades settled as of September 30, 2025.

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2025. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

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

10.1
Registration Rights Agreement, dated August 1, 2025, by and among AG Mortgage Investment Trust, Inc. and the Holders as defined therein, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 5, 2025.

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

AG MORTGAGE INVESTMENT TRUST, INC.

November 7, 2025	By:	/s/ THOMAS J. DURKIN
Thomas J. Durkin
Chief Executive Officer and President (principal executive officer)

November 7, 2025	By:	/s/ ANTHONY W. ROSSIELLO
Anthony W. Rossiello
Chief Financial Officer (principal financial officer and principal accounting officer)