Form 10-K
period 2025-12-31
TPG Mortgage Investment Trust, Inc.
filed 2026-02-25
CIK 1514281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________
FORM 10-K
 _____________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission file number 001-35151
 _____________________________________________________________________
TPG MORTGAGE INVESTMENT TRUST, INC.
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

The aggregate market value of the registrant’s voting common stock held by non-affiliates as of June 30, 2025 was $214,436,323.

As of February 17, 2026, there were 31,735,457 shares of common stock outstanding.

_____________________________________________________________________

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2026 annual meeting of stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

TPG MORTGAGE INVESTMENT TRUST, INC.

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

These forward-looking statements are based upon information presently available to our management and are inherently subjective, uncertain and subject to change. There can be no assurance that actual results will not differ materially from our expectations. Some, but not all, of the factors that might cause such a difference include, without limitation:

•the persistence of labor shortages, supply chain imbalances, changes in trade policies and tariffs, the Middle Eastern conflict, the Russia-Ukraine conflict, inflation, and the potential for an economic recession and market disruptions;
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

We caution investors not to rely unduly on any forward-looking statements, which speak only as of the date made, and urge you to carefully consider the risks noted above in this Annual Report on Form 10-K for the year ended December 31, 2025 and any subsequent filings. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements that we make, or that are attributable to us, are expressly qualified by this cautionary notice.

PART I

ITEM 1. BUSINESS

Our company

TPG Mortgage Investment Trust, Inc. (the "Company," "MITT," "we," "us," and "our") is a residential mortgage REIT with a focus on investing in a diversified risk-adjusted portfolio of residential mortgage-related assets in the U.S. mortgage market. Our objective is to provide attractive risk-adjusted returns to our stockholders over the long-term, primarily through dividends and capital appreciation. Effective as of December 16, 2025, we changed our name from "AG Mortgage Investment Trust, Inc." to "TPG Mortgage Investment Trust, Inc."

We focus our investment activities primarily on acquiring and securitizing newly-originated residential mortgage loans within the non-agency segment of the housing market. We obtain our assets through Arc Home, LLC ("Arc Home"), our residential mortgage loan originator in which we own an approximate 66.0% interest, and through other third-party origination partners. We finance our acquired loans through various financing lines on a short-term basis and utilize TPG Inc.'s ("TPG") proprietary securitization platform to secure long-term, non-recourse, non-mark-to-market financing as market conditions permit. Through our ownership in Arc Home, we also have exposure to mortgage banking activities. Arc Home is a multi-channel licensed mortgage originator and servicer primarily engaged in the business of originating and selling residential mortgage loans while retaining the mortgage servicing rights associated with certain loans that it originates.

Our investment portfolio (which excludes our ownership in Arc Home) primarily includes Residential Investments and Agency RMBS. Currently, our Residential Investments primarily consist of Non-Agency Loans, Agency-Eligible Loans, Home Equity Loans and Non-Agency RMBS collateralized by these loan types, which we refer to as our target assets. In addition, we may also invest in other types of residential mortgage loans and other mortgage related assets.

As of December 31, 2025, our investment portfolio consisted of the following Residential Investments and Agency RMBS:

Asset Class	Description
Residential Investments
Non-Agency Loans(1)
•Non-Agency Loans are loans that do not conform to the underwriting guidelines of a government-sponsored enterprise ("GSE"). Non-Agency Loans consist of Qualified mortgage loans ("QM Loans") and Non-Qualified mortgage loans ("Non-QM Loans") which are collateralized by a first lien mortgaged property. QM Loans are residential mortgage loans that comply with the Ability-To-Repay rules and related guidelines of the Consumer Financial Protection Bureau.

Agency-Eligible Loans(1)
•Agency-Eligible Loans are loans that are collateralized by a first lien mortgaged property and are primarily secured by investment properties. These loans are underwritten in accordance with GSE guidelines, but are not guaranteed by a GSE. Although these loans are underwritten in accordance with GSE guidelines and can be delivered to Fannie Mae and Freddie Mac, we include these loans within our Non-Agency securitizations.

Home Equity Loans(1)
•Home Equity Loans consist of revolving lines of credit and closed-end loans secured primarily by second liens on residential mortgaged properties. These products provide borrowers with access to home equity without requiring the payoff of an existing mortgage. Revolving lines of credit generally feature an initial draw period of 3 to 5 years, after which the balances convert to 15- or 25-year amortizing loans. Closed-end home equity loans are primarily fixed-rate obligations where the full principal amount is funded at origination and repaid through a fully amortizing schedule with original terms to maturity ranging from 10 to 30 years.

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

We are externally managed by AG REIT Management, LLC, a Delaware limited liability company (our "Manager"), a wholly-owned subsidiary of TPG (NASDAQ: TPG), a leading global alternative asset management firm.

Our Manager and TPG

We are externally managed by AG REIT Management, LLC, a Delaware limited liability company (our "Manager"), a wholly-owned subsidiary of TPG (NASDAQ: TPG), a leading global alternative asset management firm.

Pursuant to the terms of our management agreement, our Manager provides us with our management team, including our officers, along with appropriate support personnel. All of our officers are employees of TPG or its affiliates. We do not have any employees. Our Manager is at all times subject to the supervision and oversight of our Board of Directors and has only such functions and authority as our Board of Directors delegates to it. Our Manager has delegated to Angelo, Gordon & Co., L.P. ("TPG Angelo Gordon"), an affiliate of TPG, the overall responsibility of its day-to-day duties and obligations arising under our management agreement. TPG Angelo Gordon is the direct parent company of our Manager and is a registered investment adviser under the Investment Advisers Act of 1940, as amended.

Through our relationship with our Manager, we benefit from the expertise and relationships that TPG's Credit platform has established which provides us with resources to generate attractive risk-adjusted returns for our stockholders. Our management has significant experience in the mortgage industry and expertise in structured credit investments. We are able to leverage our Manager, along with our ownership interest in Arc Home, a vertically integrated origination platform, to access investment opportunities in the non-agency residential mortgage loan market. This strategic advantage has enabled us to grow our investment portfolio and remain active in the securitization markets, utilizing the TPG Credit platform's proprietary securitization platform to deliver non-agency investments to a diverse mix of investors.

WMC Acquisition

In December 2023, through a subsidiary, we completed our acquisition of Western Asset Mortgage Capital Corporation ("WMC"), a residential mortgage REIT (the "WMC Acquisition"). The WMC Acquisition grew the market capitalization of our company by 45% and was accretive to our earnings as a result of the $1.2 billion of investments acquired and substantial cost synergies realized.

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

Our financing and hedging strategy

We use leverage to increase potential returns to our stockholders and to fund the acquisition of our investment portfolio. Our financing strategy is designed to increase the size of our investment portfolio by borrowing against the fair value of the assets in our portfolio. When acquiring residential mortgage loans and other assets, we finance our investments using repurchase agreements or facilities used to finance residential mortgage loans, which we refer to collectively as "financing arrangements." Upon accumulating a targeted amount of residential mortgage loans, we finance these assets utilizing long-term, non-recourse, non-mark-to-market securitizations as market conditions permit.

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

Our financing arrangements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each financing arrangement, typical supplemental terms include requirements of minimum equity and liquidity, leverage ratios, and performance triggers. In addition, some of the financing arrangements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that we fail to comply with the covenants contained in these financing arrangements or are otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the associated agreement. As of December 31, 2025, we are in compliance with all of our financial covenants.

We may also finance our business through public and private offerings of our equity and debt, including common and preferred stock issuances, senior and convertible debt instruments, depending on market conditions and other factors. During 2024, we issued senior unsecured notes which consist of $34.5 million principal amount 9.500% Senior Notes due February 2029 ("February 2029 Senior Unsecured Notes") and $65.0 million principal amount 9.500% Senior Notes due May 2029 ("May 2029 Senior Unsecured Notes" and together with the February 2029 Senior Unsecured Notes, the "Senior Unsecured Notes"). The February 2029 Senior Unsecured Notes were issued on January 26, 2024 in a public offering for net proceeds of approximately $32.8 million and the May 2029 Senior Unsecured Notes were issued on May 15, 2024 in a public offering for net proceeds of approximately $62.4 million. We may redeem the Senior Unsecured Notes in whole or in part at any time or from time to time at our option on or after the redemption date, upon not less than 30 days written notice to holders prior to the redemption date, at a redemption price equal to 100% of the outstanding principal amount of the Senior Unsecured Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. The redemption date for the February 2029 Senior Unsecured Notes is February 15, 2026 and the redemption date for the May 2029 Senior Unsecured Notes is May 15, 2026.

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

There is an information barrier between the historical TPG business and TPG's Credit platform and certain TPG Real Estate products, including TPG Angelo Gordon and our Manager. While information barriers are designed to restrict the flow of information between certain businesses, such barriers may be breached, inadvertently or otherwise, including with respect to information regarding certain investment opportunities, deal pipelines and strategy, which could result in greater restrictions to our investment activities. TPG could in the future decide that it is advisable to adjust or fully remove the information barrier.

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

Human Capital Resources

We have no employees. All of our officers, and our dedicated or partially dedicated personnel, are employees of TPG or its affiliates. We are highly dependent upon TPG’s employees and, in turn, TPG’s ability to create a respectful and inclusive firm culture to attract and retain the necessary talent to provide services to our company and its assets.

TPG is a leading global alternative asset management firm, founded in San Francisco in 1992, with $303.0 billion of assets under management (as of December 31, 2025) and investment and operational teams around the world. For additional information regarding TPG and its human capital resources, see TPG's public filings with the SEC.

Available information

Our principal executive offices are located at 245 Park Avenue, 26th Floor, New York, New York 10167. Our telephone number is (212) 692-2000. Our website can be found at www.mitt.tpg.com. We make available free of charge, through the SEC filings section of our website, access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as are filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as well as our proxy statements with respect to our annual meetings of stockholders, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Exchange Act reports filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov and can also be found on our website at www.mitt.tpg.com. The content of any website referred to in this Form 10-K is not incorporated by reference into this Form 10-K unless expressly noted.

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
•Climate change, climate change-related initiatives and regulation and sustainability-related issues, may adversely affect our business and financial results and damage our reputation.
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
•We may utilize artificial intelligence, which could expose us to liability and affect our business.
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

Our investment strategy is focused on acquiring and securitizing newly-originated residential mortgage loans. Our ability to successfully execute this strategy, grow our business, and achieve attractive risk-adjusted returns for our stockholders is dependent upon our Manager's ability to source, acquire and finance on our behalf a large volume of desirable residential mortgage loans and other target assets on attractive terms, and our Manager may be unable to do so for many reasons. We derive a portion of our residential mortgage loans through Arc Home. Arc Home is heavily dependent on its ability to fund its non-agency loans through warehouse facilities, which are generally short-term in nature. If Arc Home is unable to renew or obtain new facilities on commercially reasonable terms or at all, it would adversely impact its ability to maintain or grow its residential mortgage loan production and its overall business. In addition, Arc Home has no obligation to sell residential mortgage loans and other target assets to us and our Manager may be unable to locate other originators that are able or willing to originate residential mortgage loans and other target assets that meet our standards on favorable terms or at all. General economic factors, such as recession, declining home values, unemployment and high interest rates, certain of which we are currently experiencing, have and may continue to limit the supply of available residential mortgage loans and other target assets.

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

Further, the success of our investment strategy is highly dependent upon our ability to finance our target assets through non-recourse, non-mark-to-market securitization transactions. Although market conditions for securitizations were generally strong during 2025, there is no guarantee that such conditions will be maintained or further improve. Prior to executing a securitization transaction, we typically acquire assets with warehouse financing subject to margin calls which typically are associated with a higher level of risk than other non-recourse, non-mark-to-market financing. In executing securitization transactions, we rely on third-party service providers, including custodians, rating agencies, servicers, and due diligence firms, to support the completion of such transactions in a timely and efficient manner. These third-party service providers may not have sufficient resources to dedicate the appropriate time and attention needed for securitization transactions conducted by us and our competitors. Resources, including sufficient personnel resources, of third-party service providers may be negatively impacted by a variety of factors. To the extent that third-party service providers on which we rely are not able to dedicate sufficient resources to provide the necessary services to us, we may be delayed in completing, or unable to complete, securitization transactions on the pace anticipated in our business plan and our operating results may be materially and adversely impacted.

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

As of December 31, 2025, our residential loan portfolio was our predominant asset class, and we expect to continue to seek investment opportunities primarily focused on residential whole loans. We are exposed to significant credit risk primarily through direct investments in residential real estate mortgage loans and the ownership of RMBS. Investors in residential mortgage assets assume the risk that the related borrowers may default on their obligations to make full and timely payments of principal and interest, as well as the risks discussed below, among other risks.

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

Enhanced Second Lien Loan Risks. A majority of our residential loan portfolio is comprised of Home Equity Loans, which are primarily secured by a second lien on a residential property and as a result, generally entail greater risk than residential mortgage loans where are in the first lien position. Additional risks for Home Equity Loans include lien perfection deficiencies and the inherent risk that the borrower may draw on the lines in excess of their collateral value, particularly in a deteriorating real estate market. Home Equity Loans are also more susceptible to deterioration in residential real estate values and we are less likely to be successful in recovering all of our loan proceeds in the event of default. See the Risk Factor captioned “— Risks Related to our Investments — We invest in Home Equity Loans and may invest in other second lien mortgage loans, which expose us to an increased risk of loss” in this Annual Report for more details.

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

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and related laws and regulations relating to credit risk retention for securitizations (the "Risk Retention Rules"), when we sponsor a residential mortgage loan securitization, we are required to retain at least 5% of the fair value of the mortgage-backed securities issued in the securitization. We may also co-sponsor a securitization where we believe we are the party obligated to comply with the Risk Retention Rules. Our process for ensuring we comply with the Risk Retention Rules applicable to securitizations we sponsor or co-sponsor may not correctly identify loans that do not meet the applicable criteria, including due to data entry or calculation errors during the review of these criteria for specific loans or due to errors in our interpretation of these requirements. In addition, we may face regulatory scrutiny regarding whether we are the appropriate party to comply with the Risk Retention Rules. Failure to comply with the Risk Retention Rules could expose us to losses, including, for example, as a result of a requirement to repurchase securitized loans or assets that did not meet these criteria, regulatory enforcement actions and/or reputational damages.

We can retain either an “eligible vertical interest” (which consists of at least 5% of each class of securities issued in the securitization), an “eligible horizontal residual interest” (which is the most subordinate class of securities with a fair value of at least 5% of the aggregate credit risk) or a combination of both totaling 5% (the "Required Credit Risk"). We are required to hold the Required Credit Risk until the later of (i) the fifth anniversary of the securitization closing date and (ii) the date on which the aggregate unpaid principal balance of the mortgage loans in such securitization has been reduced to 25% of the aggregate unpaid principal balance of the mortgage loans as of the securitization closing date, but no longer than the seventh anniversary of the closing date (such date, the "Sunset Date"). In addition, before the Sunset Date, we may not engage in any hedging transactions if payments on the hedge instrument are materially related to the Required Credit Risk and the hedge position would limit our financial exposure to the Required Credit Risk. Also, we may not pledge our interest in any Required Credit Risk as collateral for any financing unless such financing is full recourse to us. If we pledge our interest in Required Credit Risk as collateral on financing that is full recourse to us, which we generally seek to do, and the lender takes possession of the underlying collateral, we may not be in compliance with the Risk Retention Rules and it is uncertain as to what the consequences may be. Our Required Credit Risk could subject us to the first losses on our securitizations and is illiquid, which may make it more difficult to meet our liquidity needs, which may materially and adversely affect our business and financing condition. Thus, the Risk Retention Rules materially limit our ability to sell and hedge a portion of our RMBS that we acquire through our securitizations and subjects us to the credit risk related to the retained RMBS that we otherwise may have sold. In addition, in certain cases, we have and may also in the future covenant to retain an interest, and to take certain other action, with respect to such securitizations for purposes of the EU/UK Securitization Rules, which subjects us to certain risks, including risks similar to those that arise under the U.S. Risk Retention Rules.

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

Our profitability depends, in large part, on our ability to acquire our target assets at favorable prices. Although we expect to acquire a portion of our loans from our mortgage originator, Arc Home, in which we own an approximate 66.0% interest, Arc Home has no obligation to sell residential mortgage loans and other target assets to us. In addition, residential mortgage loans originated by Arc Home are generally allocated among us and other funds managed by affiliates of our Manager with substantially similar investment strategies to us. To the extent that Arc Home's volume production is insufficient or our allocation of such loans by our Manager decreases, we may experience difficulties in obtaining the volume of loans needed to grow our business and execute our investment strategy. We also acquire residential mortgage loans and other target assets from unaffiliated third parties, including through the secondary market when market conditions and asset prices are conducive to making attractive purchases. In acquiring residential mortgage loans and other target assets from unaffiliated third parties, we compete with other mortgage REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental bodies, hedge funds and other entities. Additionally, we may also compete with the U.S. Federal Reserve and the U.S. Treasury to the extent they purchase assets meeting our objectives pursuant to various purchase programs. Many of our competitors are significantly larger than us, have greater access to capital and other resources and may have other advantages over us. Our competitors may include other entities managed by affiliates of our Manager. See "— Risks Related to our Management and our Relationships with our Manager and its Affiliates — Our governance and operational structure could result in conflicts of interest." for further information.

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

The U.S. and other countries have experienced, and may experience in the future, outbreaks of contagious diseases that affect public health and public perception of health risk. The outbreak or spread of any highly infectious or contagious disease could result in federal, state and local governments and private entities mandating various restrictions, quarantines, curfews, “stay-at-home” or “shelter in place” orders and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations, any of which could adversely impact our Manager's ability to successfully operate our business. In addition, outbreaks or pandemics have and may continue to disrupt global supply chains, contribute to increased inflation, increase rates of unemployment and adversely impact many industries. Future disruptions and governmental actions, due to an outbreak of any highly infectious or contagious disease, combined with any associated economic and/or social instability or distress, may have an adverse impact on our results of operations, financial condition and cash available for distribution.

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

Our assets are not subject to any geographic, diversification or concentration limitations except that we concentrate in residential mortgage-related investments. Accordingly, our investment portfolio may be concentrated by geography, asset type (as is the case currently, as residential whole loans are by far our most concentrated asset type), property type and/or borrower, increasing the risk of loss to us if the particular concentration in our portfolio is subject to greater risks or suffers adverse developments. In addition, adverse economic conditions in the areas where the properties securing or otherwise underlying our investments are located (including business layoffs or downsizing, industry slowdowns, changing demographics and other factors) and local real estate conditions (such as oversupply or reduced demand) may have an adverse effect on the value of our investments. Moreover, a geographic concentration of our investments in an area which has been or may become adversely impacted by climate change (including flooding, drought, wildfire, tornadoes, and other severe weather) may negatively impact the performance of those investments.

As of December 31, 2025, 30% of the total fair value of our residential mortgage loan portfolio was secured by properties located in California, which are particularly susceptible to natural disasters such as fires, earthquakes and mudslides. In addition, as of December 31, 2025, 10% of the total fair value of our residential mortgage loan portfolio was secured by properties located in Florida, which are particularly susceptible to natural disasters such as hurricanes and floods. Further, the effects of climate change have made, and may continue to make, certain types of insurance, such as flood insurance, increasingly difficult and/or expensive to obtain in these and certain other areas. If potential homeowners are unable to obtain affordable homeowner insurance coverage in these areas, which has become more widespread in recent years and exacerbated by climate events, such as the Los Angeles County wildfires in 2025, demand for real estate in these areas may be materially and adversely affected. A material decline in the demand for and value of real estate in these areas may materially and adversely affect us. Lack of diversification can further increase the correlation of non-performance and foreclosure risks among our investments.

Climate change, climate change-related initiatives and regulation and sustainability-related issues, may adversely affect our business and financial results and damage our reputation.

There has been and continues to be concern from advocacy groups and the general public over the effects of climate change on the environment. Government mandates, standards and regulations enacted in response to these projected impacts of climate change could result in restrictions on land development in certain areas or increased energy, transportation and raw material costs. These concerns have also resulted in increasing governmental and societal attention to sustainability matters, including attempts to expand mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, waste production, water usage, human capital, labor, and risk oversight, that could expand the nature, scope, and complexity of matters that we are required to control, assess, and report. More recently, anti-ESG sentiment has gained momentum in the United States, with the Federal government and many states having enacted or proposed "anti-ESG" policies, legislation or issue related legal opinions. These and other rapidly changing, and sometimes conflicting, laws, regulations, policies and related interpretations, as well as increased enforcement actions by various governmental and regulatory agencies, may create challenges for us, including our compliance and ethics programs, may alter the environment in which we do business and may increase the ongoing costs of compliance, which could adversely impact our results of operations and cash flows. If we are unable to adequately address such climate and sustainability matters or we fail or are perceived to fail to comply with all laws, regulations, policies and related interpretations, it could negatively impact our reputation and our business results.

Further, significant physical effects of climate change including extreme weather events such as drought, wildfire, tornadoes, hurricanes or floods can also have an adverse impact on real estate assets that secure our residential mortgage loans. See "—We may be adversely affected by risks affecting borrowers or the asset or property types in which our investments may be concentrated at any given time, as well as from climate change or other unfavorable changes in the related geographic regions."

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

As our reliance on technology has increased, so have the risks posed to our information systems, including those provided by the Manager and third-party service providers (including, without limitation, affiliates and third parties with which we and our Manager do business, such as Arc Home and other mortgage originators, due diligence firms, pricing vendors and servicers, or that facilitate our business activities, including clearing agents or other financial intermediaries we use to facilitate our securitization transactions, valuation firms and law firms). If such parties' respective systems experience failure, interruption, cyber-attacks, or security breaches, we may in turn face risks of operational failure, termination or capacity constraints. The acquisition of mortgage loans entails us, the Manager and third-party service providers coming into possession of borrower non-public personal information, and we may be liable for losses suffered by individuals whose personal information is stolen or compromised as a result of a breach of the security of the systems on which we, our Manager or third-party service providers of ours store this information, or as a result of other mismanagement of such information, and any such liability could be material. Even if we are not liable for such losses, any breach of these systems could expose us to material costs in notifying affected individuals or other parties and providing credit monitoring services, as well as to regulatory fines or penalties. Our Manager, its affiliates and third-party service providers have experienced and are and will continue to be from time to time the target of attempted cyber attacks, breaches and other security threats. We rely on our Manager to continuously monitor and develop our information technology networks and infrastructure to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses and other events that could have a security impact, and our Manager's ability to monitor our service providers' information systems may be limited or more difficult because our Manager may not have direct access. There is no guarantee that these efforts, or similar efforts by affiliates of our Manager and third-party service providers, will be successful. Even with all reasonable security efforts, not every breach can be prevented or even detected. Further, should the majority of our Manager's personnel return to working remotely in the future, the risk of cybersecurity incidents and cyber-attacks may increase.

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

Arc Home's lending and servicing business activities are subject to extensive regulation by federal, state and local governmental and regulatory authorities, including the CFPB, the Federal Trade Commission, the U.S. Department of Housing and Urban Development, the U.S. Department of Veterans Affairs, the SEC and various state agencies that license, audit, investigate and conduct examinations of its mortgage servicing, origination, and other activities. In the current regulatory environment, the policies, laws, rules and regulations applicable to Arc Home's mortgage origination and servicing businesses have been rapidly evolving. New or modified regulations at the federal or state level to address concerns on a variety of fronts, including potential impacts from climate change, fair and equitable access to housing and consumer data privacy and security concerns, could increase Arc Home’s operational expenses or otherwise enhance regulatory supervision and enforcement efforts. Federal, state or local governmental authorities may continue to enact laws, rules or regulations that will result in changes in Arc Home's business practices and may materially increase the costs of compliance. We are unable to predict whether any such changes will adversely affect Arc Home's business and, in turn, our financial results.

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

Adverse economic conditions or a deterioration of the housing market could negatively impact Arc Home's lending businesses. For example, in 2022, following the Federal Reserve's rapid interest rate hikes, total U.S. residential mortgage origination volume, including origination volume at Arc Home, decreased substantially and remained low as interest rates continued to rise in 2023. While there were modest interest rate decreases in 2024 and 2025 and origination volume has been increasing, the Federal Reserve could determine to leave rates at current levels or even increase rates further should inflation become elevated. Moreover, adverse economic conditions accompanied by declining home prices generally reduce the level of new mortgage loan originations and refinancing activity, since borrowers often use increases in the value of their existing properties to support the purchase of, or investment in, additional properties. Borrowers may also be less able to make payments on loans in a weakened economy, which may lead to an increase in requests for forbearance or defaults.

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

These requirements can and do change as statutes and regulations are enacted, promulgated, amended, and interpreted, and trends among federal and state lawmakers and regulators historically have been toward increasing laws, regulations, and investigative proceedings concerning the mortgage industry generally; however, the current administration has sought to and may implement changes in regulatory oversight. The implications and any actual changes to current regulatory processes are currently unknown. Such uncertainty could in itself lead to inefficiencies for lenders and services, confusion in the market and other impacts, which could materially adversely affect our business, financial condition and/or results of operations. Although we believe that we have structured our operations and investments to comply with existing legal and regulatory requirements and interpretations, changes in regulatory and legal requirements, including changes in their interpretation and enforcement by lawmakers and regulators, could materially and adversely affect our business and our financial condition, liquidity, and results of operations.

Failure of the U.S. federal government to avoid a government shutdown may negatively impact the economic environment and adversely impact our results of operations.

Congressional disagreement over the federal budget and the maximum amount of debt the federal government is permitted to have outstanding (commonly referred to as the "debt ceiling") has previously caused the U.S. federal government to shut down for periods of time. Generally, if effective legislation to fund government operations and manage the level of federal debt is not enacted, the federal government may suspend its investments for certain government accounts, among other available options, in order to prioritize payments on its obligations. A failure by the U.S. Congress to pass spending bills or address the debt ceiling at any point in the future would increase the risk of default by the U.S. on its obligations, the risk of a lowering of the

U.S. federal government's credit rating, and the risk of other economic dislocations. Such a failure, or the perceived risk of such a failure, could consequently have a material adverse effect on the financial markets and economic conditions in the U.S. and globally. For several times in the past decade, including as recently as October 2025, by the appropriations legislation deadline Congress failed to pass a new appropriations bill or continuing resolution to temporarily extend funding, resulting in U.S. government shutdowns that caused federal agencies to halt non-essential operations. If economic conditions severely deteriorate as a result of U.S. federal government fiscal gridlock, our operations could be affected, which may adversely impact our financial condition and results of operations. These risks may also impact our overall liquidity, our borrowing costs, or the market price of our common stock.

Future acquisitions or strategic investments could be difficult to identify and integrate with our business, disrupt our business, and adversely affect our financial condition and results of operations.

We may seek to acquire or invest in businesses and asset classes that we believe could complement or expand our investment strategy or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not the acquisitions are completed. Certain of our acquisitions have and future acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our financial position and results of operations. In addition, if an acquired business or portfolio fails to meet our performance expectations, our business, financial condition, and results of operations may be adversely affected.

If we are unable to successfully integrate acquisitions into our business, we may never realize their expected benefits. With each acquisition, we may discover unexpected costs, liabilities for which we are not indemnified, delays, lower than expected cost savings or synergies, or incurrence of other significant charges such as impairment of goodwill or other intangible assets and asset devaluation. Our Manager also may be unable to successfully integrate company cultures, retain key personnel, apply its expertise to new competencies, or react to adverse changes in industry conditions.

We may utilize artificial intelligence, which could expose us to liability and affect our business.

We use, or may in the future use, artificial intelligence, generative artificial intelligence, machine learning and similar tools and technologies (collectively, “AI”) in connection with our business. In addition, Arc Home and certain of our third party service providers use, or may in the future use, AI. The use of AI is still a relatively new and emerging technology, and the introduction and incorporation of AI by us, Arc Home or our third party service providers may expose us to additional risks, such as damage to our reputation, competitive position, and business, legal and regulatory risks and additional costs. For example, AI algorithms and machine learning methods may contain flaws, raising ethical and legal concerns, such as unintentional bias in credit decisions. Additionally, the complexity and fast-paced evolution of AI present significant challenges, especially as we and Arc Home compete with other companies in our respective spaces. We may not always succeed in identifying or resolving problems before they emerge. AI-related challenges, including potential government regulations, flaws, or other deficiencies, could further complicate our efforts and adversely affect our business.

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

The laws, rules and regulations to which we are subject can and do change as statutes and regulations are enacted, promulgated, amended, and interpreted. As a result, we are unable to fully predict at this time how these, or other laws or regulations that may be adopted in the future, will affect our business and the results of operations and financial condition. See "—Our business is subject to extensive regulation." While the implications and any actual changes to current regulatory regimes are currently unknown, such uncertainty may result in increasing the economic and compliance costs for participants in the mortgage origination and securitization industries, including us.

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

Our investments include Non-Agency RMBS which are backed by non-QM, Home Equity and other residential mortgage loans that are not issued or guaranteed by a GSE or the U.S. government. Within a securitization of residential mortgage loans, various securities are created, each of which has varying degrees of credit risk. We anticipate that our investments in Non-Agency RMBS will be concentrated in lower-rated and unrated securities in which we are exposed to the first loss on the residential mortgage loans held by the securitization vehicle, which will subject us to the most concentrated credit risk associated with the underlying residential mortgage loans.

Additionally, the principal and interest on Non-Agency RMBS, unlike those on Agency RMBS, are not guaranteed by GSEs such as Fannie Mae and Freddie Mac or, in the case of Ginnie Mae, the U.S. government. Non-Agency RMBS are subject to many of the risks of the underlying mortgage loans. A residential mortgage loan is typically secured by a single-family residential property and is subject to risks of delinquency and foreclosure and risk of loss. The Home Equity Loans backing certain of our Non-Agency RMBS are primarily second lien loans and as a result risks of delinquency and foreclosure and risk of loss of such loans are heightened. The ability of a borrower to repay a loan secured by a residential property is dependent upon the income or assets of the borrower. A number of factors, including, but not limited to, a general economic downturn, unemployment, energy costs, acts of God, war or other geopolitical conflict, terrorism, inflation, social unrest and civil disturbances, may impair the borrower's ability to repay its mortgage loan. In addition, the current elevated mortgage rates have generally not led to lower housing costs (including due to a possible "lock-in" effect), which has led to significantly lower home affordability and thus adversely impacted the cost of owning a home, which could lead to an increase in defaults on the mortgage loans underlying many of our investments. In periods following home price declines, "strategic defaults" (decisions by borrowers to default on their mortgage loans despite having the ability to pay) also may become more prevalent. In the event of defaults under residential mortgage loans backing any of our Non-Agency RMBS, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the residential mortgage loan.

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

In connection with the WMC acquisition, we acquired commercial mortgage loans and CMBS with an aggregate fair value of $97.9 million as of December 31, 2025. CMBS may be secured by a single commercial mortgage loan or a pool of commercial mortgage loans. Commercial real estate debt instruments (e.g., mortgages and mezzanine loans) that are secured by commercial property are subject to risks of delinquency and foreclosure and risks of loss that are arguably greater than similar risks associated with a pool of loans secured by single-family residential properties. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower's ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by a number of factors that include:

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

As of the date of this Annual Report, all of the Company's Legacy WMC Commercial Loans, with an aggregate fair value of $55.4 million as of December 31, 2025, are either on non-accrual or cost recovery status. While we and the other lender parties along with the borrowers are pursuing consensual sales of the properties underlying such loans, there are no assurances that such sales will be completed on the terms anticipated or at all. To the extent we and the other lender parties acquire ownership of properties securing the Legacy WMC Commercial Loans through foreclosure or deed-in-lieu of foreclosure and own real estate directly without completing a sale of such properties, we are subject to risks particular to owning real property. The costs associated with operating and redeveloping the property, including any operating shortfalls, the costs of financings, and significant capital expenditures, could materially and adversely affect our results of operations, financial condition and liquidity. In addition, if and when the property is sold, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis, resulting in a loss to us. Furthermore, any costs or delays involved in the maintenance or liquidation of the underlying property will further reduce the net proceeds and, thus, increase the loss.

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

Shortly after Fannie Mae and Freddie Mac were placed in federal conservatorship, the Secretary of the U.S. Treasury noted that the guarantee structure of Fannie Mae and Freddie Mac required examination and that changes in the structures of the entities were necessary to reduce risk to the financial system. The future roles of Fannie Mae and Freddie Mac could be significantly reduced and the nature of their guarantees could be eliminated or considerably limited relative to historical measurements. Any changes to the nature of the guarantees provided by Fannie Mae and Freddie Mac could redefine what constitutes Agency RMBS and could have broad adverse market implications as well as negatively impact our liquidity, financing rates, net income, and book value.

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

It remains uncertain whether Congress and the current presidential administration will address the GSE conservatorship through legislative or administrative actions, and if so on what timeline and how any potential action would be structured. On January 2, 2025, the FHFA and the U.S. Treasury Department agreed to again amend the preferred stock purchase agreements between the U.S. Treasury Department and each of the GSEs to establish a methodical process for eventual public input on the termination of conservatorship to minimize disruption to the housing and financial markets. Moreover, personnel changes at the applicable regulatory agencies may alter the nature and scope of oversight affecting the mortgage finance industry generally (particularly with respect to the future role of Fannie Mae and Freddie Mac). While the likelihood that major mortgage finance system reform will be enacted in the short term remains uncertain, the adoption of any such reform may increase the level of uncertainty in the overall federal regulatory environment, which could adversely affect our business.

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

Adverse change in financing counterparties. We depend upon a limited number of financing counterparties to fund our investments. The aggregate number of our financing counterparties was six as of December 31, 2025. The limited number of financing counterparties may reduce our ability to obtain financing on favorable terms and increases our counterparty credit risk. In addition, our ability to fund our operations, meet financial obligations and finance asset acquisitions may be impacted by an inability to secure and maintain our repurchase agreements with our counterparties. Because repurchase agreements are short-term commitments of capital, repurchase agreement counterparties may respond to market conditions in a manner that makes it more difficult for us to renew or replace on a continuous basis our maturing short-term financings. Such counterparties have and may continue to impose more onerous conditions when rolling such financings. If major lenders stop financing our target assets, the value of our target assets could be negatively impacted, thus reducing net stockholders’ equity, or book value. If we are faced with a larger haircut in order to roll a financing with a particular counterparty, or in order to move a financing from one counterparty to another, then we would need to make up the difference between the two haircuts in the form of cash, which could similarly require us to dispose of assets at significantly depressed prices and at inopportune times, which could cause significant losses.

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

When we engage in financing arrangements, we generally sell loans or securities to lenders (i.e., repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell or return the same loans or securities back to us at the end of the term of the transaction. Because the cash we receive from lenders when we initially sell or deliver the assets to the lender is less than the value of those assets (this difference is the haircut), if the lender defaults on its obligation to resell or return the same assets back to us (whether due to insolvency of the lender or otherwise) we may incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). On December 31, 2025, we had greater than 5% stockholders' equity at risk on a GAAP basis and non-GAAP basis with four repurchase agreement counterparties: Goldman Sachs Bank USA, BofA Securities, Inc., Barclays Capital Inc., and JP Morgan Securities, LLC,.

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

Actions taken by the Federal Reserve to set or adjust monetary policy or to manage the overall size and composition of its balance sheet, and statements it makes regarding the foregoing, may affect the expectations and outlooks of market participants in ways that disrupt our business and adversely affect the value of, and returns on, our portfolio of real-estate related investments and the pipeline of mortgage loans we own or may originate or acquire. For example, to control the rate of inflation, the Federal Reserve launched a reverse process known as quantitative tightening and raised its benchmark federal funds rate from nearly zero in March 2022 to a range between 5.25% and 5.50%, as of December 31, 2023. The Federal Reserve kept the target range at this level until September 2024, stating in 2024 Federal Open Market Committee meetings that the risks to achieving its employment and inflation goals continue to move into better balance. Since then, the Federal Reserve delivered three rate cuts in each of 2024 and 2025, the latest one in December 2025, bringing the target range down to 3.50% from 3.75%.

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

Further, as of December 31, 2025, we have $93.2 million of 8.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (the "Series C Preferred Stock"), which transitioned to a floating rate on September 17, 2024. An increase in interest rates will increase the cost of the Series C Preferred Stock, refinancing of our existing borrowings or the issuance of new variable rate debt.

Risks Related to our Management and our Relationship with our Manager and its Affiliates

We are dependent upon our Manager, its affiliates and their key personnel and may not find a suitable replacement if the management agreement with our Manager is terminated or such key personnel are no longer available to us, which would materially and adversely affect us.

In accordance with our management agreement, we are externally managed and advised by our Manager, and all of our officers are employees of TPG or its affiliates. We have no separate facilities, and we have no employees. Pursuant to our management agreement, our Manager is obligated to supply us with our senior management team, and the members of that team may have conflicts in allocating their time and services between us and other entities or accounts managed by our Manager and its affiliates, now or in the future, including other TPG funds. Substantially all of our investment, financing and risk management decisions are made by our Manager and not by us, and our Manager also has significant discretion as to the implementation of our operating policies and strategies.

Furthermore, TPG has the sole discretion to hire and fire employees, and our Board of Directors and stockholders have no authority over the individual employees of our Manager, TPG or its affiliates, although our Board of Directors does have direct authority over our officers who are supplied by our Manager. Accordingly, we are completely reliant upon, and our success depends exclusively on, our Manager’s personnel, services, resources, facilities, relationships and contacts. No assurance can be given that our Manager will act in our best interests with respect to the allocation of personnel, services and resources to our business.

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

Further, when there are turbulent conditions in the real estate industry, distress in the credit markets or other times when we will need focused support and assistance from our Manager, the attention of our Manager’s personnel and executive officers and the resources of TPG will also be required by the other funds and accounts managed by our Manager and its affiliates, placing our Manager’s resources in high demand. In such situations, we may not receive the level of support and assistance that we may receive if we were internally managed or if our Manager and its affiliates did not act as a manager for other entities. If the management agreement is terminated and a suitable replacement for our Manager is not secured in a timely manner or at all, we would likely be unable to execute our business plan, which would materially and adversely affect us.

Moreover, as a result of TPG's acquisition of TPG Angelo Gordon in 2023, our Manager became an indirect subsidiary of TPG. Uncertainty about the effect of such acquisition on employees, clients and business of TPG Angelo Gordon, as well as time and attention required by our management team and other personnel of our Manager to integration and other matters related to the acquisition or TPG, may have an adverse effect on our Manager and subsequently on us and the other funds managed by our Manager and its affiliates, including TPG Credit funds. Retention and motivation of certain employees may be challenging due to the uncertainty and difficulty of integration or a desire not to remain with TPG Angelo Gordon. As a result of the foregoing, management of our company may be adversely affected. Further, the completion of the acquisition may give rise to additional conflicts of interest and competition for investment opportunities among us, other TPG Angelo Gordon funds and TPG funds.

The management agreement was not negotiated on an arm’s length basis and the terms, including the fees payable to our Manager, may not be as favorable to us as if the agreement was negotiated with unaffiliated third-parties.

All of our officers and our non-independent directors are employees of TPG or its affiliates. The management agreement was negotiated between related parties, and we did not have the benefit of arm’s length negotiations of the type normally conducted with an unaffiliated third-party and the terms, including the fees payable to our Manager, may not be as favorable to us. We may choose not to enforce, or to enforce less vigorously, our rights under the management agreement because of our desire to maintain our ongoing relationship with our Manager.

Our governance and operational structure could result in conflicts of interest.

Our Manager is managed by TPG, whose interests may not always be aligned with ours or our Manager’s. The employees of TPG and its affiliates that devote time to managing our business may have conflicting interests between us and TPG when managing our business. TPG may decide to sell or transfer an equity interest in our Manager, which could increase the potential conflicts. For example, TPG Angelo Gordon, the direct parent company of our Manager, was acquired by TPG in November 2023. Following the acquisition, an information barrier was created between the historical TPG business and TPG Angelo Gordon, including our Manager. While information barriers are designed to restrict the flow of information between certain businesses, such barriers may be breached, inadvertently or otherwise, including with respect to information regarding certain investment opportunities, deal pipelines and strategy, which could result in greater restrictions to our and other TPG Angelo Gordon funds' investment activities.

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

We have broad investment guidelines, and we have co-invested and may co-invest with funds managed by TPG and its affiliates in a variety of investments. We also may invest in securities that are senior or junior to securities owned by funds managed by our Manager or its affiliates. There can be no assurance that any procedural protection will be sufficient to assure that these transactions will be made on terms that will be at least as favorable to us as those that would have been obtained in an arm’s length transaction.

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

Our Manager, TPG and TPG Angelo Gordon and their respective employees also may have ongoing relationships with the obligors of investments or the clients’ counterparties and they or their clients may own equity or other securities or obligations issued by such parties. In addition, TPG and TPG Angelo Gordon, either for its respective own accounts or for the accounts of other clients, may hold securities or obligations that are senior to, or have interests different from or adverse to, the securities or obligations that are acquired for us. Employees of our Manager and its affiliates may also invest in other entities managed by other TPG entities which are eligible to purchase target assets. See Part I, Item 1 "Business - Investment Policies" for additional information related to target assets. TPG, TPG Angelo Gordon or our Manager and their respective employees may make investment decisions for us that may be different from those undertaken for their personal accounts or on behalf of other clients (including the timing and nature of the action taken). TPG and its affiliates may at certain times simultaneously seek to purchase or sell the same or similar investments for clients or for themselves. Likewise, our Manager may on our behalf purchase or sell an investment in which another TPG client or affiliate is already invested or has co-invested. Such transactions may differ across TPG clients or affiliates. These instances may result in conflicts of interest, which may adversely affect our operations.

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

Our Board of Directors determines our operational policies and may amend or revise such policies, including our policies with respect to our REIT qualification, acquisitions, dispositions, operations, indebtedness and distributions, or approve transactions that deviate from these policies, without a vote of, or notice to, our stockholders. Operational policy changes could adversely affect the market value of our common stock and our ability to make distributions to our stockholders, such as reduction in the size of our investment portfolio. For example, 2020 was marked by unprecedented conditions caused by the COVID-19 pandemic, and as a result of and in response to these conditions, the size and composition of our investment portfolio was significantly reduced during 2020.

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

In connection with certain of our residential mortgage loan investments, we engage asset managers to provide advisory, consultation, asset management and other services to help our third-party servicers formulate and implement strategic plans to manage, collect and dispose of loans in a manner that is reasonably expected to maximize the amount of proceeds from each loan. We engaged the Asset Manager, an affiliate of the Manager and TPG, as the asset manager for the majority of our residential mortgage loans. We pay separate asset management fees to the Asset Manager based on the residential loan product type, which fees are assessed by a third-party valuation firm to be commercially reasonable. The asset management agreement was negotiated between related parties, and we did not have the benefit of arm’s length negotiations as we normally would with unaffiliated third-parties. As such, the terms may not be as favorable to us as they otherwise might have been.

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

We also own interests in one or more entities that have elected to be taxed as a REIT under the U.S. federal income tax laws, or a "Subsidiary REIT." Each Subsidiary REIT is subject to the same REIT requirements that are applicable to us. If a Subsidiary REIT were to fail to qualify as a REIT, then (i) that Subsidiary REIT would become subject to regular U.S. federal, state and local corporate income tax, (ii) our interest in such Subsidiary REIT would cease to be a qualifying asset for purposes of the REIT asset tests, and (iii) it is possible that we would fail certain of the REIT asset tests, in which event we also would fail to qualify as a REIT unless we could avail ourselves of certain relief provisions. While we believe that each Subsidiary REIT has qualified as a REIT under the Code, we have joined each Subsidiary REIT in filing a "protective" TRS election under Section 856(l) of the Code. We cannot assure you that each such "protective" TRS election would be effective to avoid adverse consequences to us. Moreover, even if a "protective" election were to be effective, we cannot assure you that we would not fail to satisfy the requirement that not more than 25% of the value of our total assets may be represented by the securities of one or more TRSs.

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

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation (other than a REIT) of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% (20% for taxable years beginning before January 1, 2026) of the value of a REIT's total assets may consist of stock or securities of one or more TRSs. A domestic TRS will pay federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation, and in certain circumstances, the ability of our TRSs to deduct net business interest expenses generally may be limited. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm's-length basis.

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

In connection with the closing of our acquisition of WMC in 2023, we received an opinion of counsel to the effect that WMC qualified as a REIT for U.S. federal income tax purposes through the time of the acquisition. However, we did not request a ruling from the IRS that WMC qualified as a REIT. Notwithstanding the opinion of counsel, if the IRS successfully challenged WMC's REIT status prior to the acquisition, we could face adverse tax consequences, including:

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

We have and our TRS has certain net operating loss ("NOL") and net capital loss ("NCL") carryforwards. NOL carryforwards can be used to offset future taxable income, and NCL carryforwards can be used to reduce net capital gain income. We and/or our TRS may not generate sufficient income of the appropriate tax character to fully utilize the respective NOL or NCL carryforwards before their expiration. In addition, NOL and NCL carryforwards and certain recognized built-in losses may be limited by Sections 382 and 383 of the Internal Revenue Code if we or our TRS, respectively, experiences an "ownership change". In general, an "ownership change" occurs if 5% stockholders increase their collective ownership of the aggregate amount of the outstanding shares of our company by more than 50 percentage points looking back over the relevant testing period. Our ability to use WMC's NOL carryforwards is limited by a Section 382 ownership change that occurred with respect to WMC at the time of the WMC Acquisition. No assurance can be provided as to whether we or our TRS may experience an ownership change that could limit our ability or our TRS's ability to utilize the respective NOL or NCL carryforwards.

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

We may issue additional shares of common stock, or securities convertible into, or exchangeable for, shares of common stock, in public offerings or private placements, and holders of any convertible notes or exchangeable securities that we may issue in the future may convert those securities into shares of common stock. In addition, we may issue additional shares of common stock to participants in any direct stock purchase and dividend reinvestment plan we may establish and to our directors, officers, and employees of our Manager and its affiliates under any employee stock purchase plan we may establish, our equity incentive plan, or other similar plans, including upon the exercise of, or in respect of, distributions on equity awards previously granted thereunder. We are not required to offer any such shares to existing stockholders on a preemptive basis. Therefore, it may not be possible for existing stockholders to participate in future share issuances, which may dilute existing stockholders’ interests in us. In addition, if market participants buy shares of common stock, or securities convertible into, or exchangeable for, shares of common stock, in issuances by us in the future, it may reduce or eliminate any purchases of our common stock they might otherwise make in the open market, which in turn could have the effect of reducing the volume of shares of our common stock traded in the marketplace, which could have the effect of reducing the market price and liquidity of our common stock.

As of February 17, 2026, our directors, executive officers and our Manager beneficially owned, in the aggregate, approximately 4.1% of our common stock (including approximately 3.2% held by our directors and executive officers). In addition, in August 2025, as consideration for acquiring additional interests in Arc Home, the Company issued an aggregate of 2,027,676 shares of our common stock (then representing approximately 6.4% of our common stock) to certain private funds managed by an affiliate of TPG (the "Holders"). Pursuant to registration rights, we filed an S-3 registration statement registering the resale of all the shares held by the Holders. As of February 18, 2026, the Holders held 1,170,643 shares of our common stock, representing approximately 3.7% of our common stock. Sales of shares of our common stock by our directors and officers, and greater than 5% stockholders, are generally required to be publicly reported and are tracked by many market participants as a factor in making their own investment decisions. As a result, future sales by these individuals, our Manager or the Holders could negatively affect the market price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY
Risk Management and Strategy
The Company’s business is highly dependent on the communications and information systems of our Manager, its affiliates and third-party service providers. Our Manager is an affiliate of TPG, a leading global alternative asset management firm. We, in conjunction with our Manager and its affiliates, have adopted processes designed to identify, assess and manage material risks from cybersecurity threats. These processes include risk assessments of internal and external threats to the confidentiality, integrity and availability of the Company’s data and systems along with other material risks to its operations.
These risk assessments inform our cybersecurity program and the continued development of a layered set of controls aimed at preventing, detecting, and responding to threats. TPG’s administrative, organizational, technical and physical security controls include, but are not limited to, policies and procedures, system hardening vulnerability scanning, and patching, employee training and awareness, third-party risk management processes, backup and recovery processes, access controls, data encryption in transit and at rest, network perimeter controls, and identity verification. When we engage service providers who will have access to sensitive data or TPG's systems and facilities, TPG's cybersecurity team assesses each service provider’s administrative and technical security controls. In addition, as appropriate, the Company seeks to include provisions in its service provider agreements that address its and TPG's requirements as well as industry best practices related to data and cybersecurity, as well as the rights of the Company and TPG to assess, monitor, audit and test such service providers’ cybersecurity programs and practices.
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
Our Board of Directors, including the Audit Committee, is briefed on our Manager’s information security program and cybersecurity risks at least once each year and as needed in connection with any potentially material cybersecurity incidents. The Chief Information Security Officer ("CISO") reports at least annually to our Board of Directors, including the Audit Committee, and such report may address overall assessment of the Company’s compliance with this and other cybersecurity policies, including topics such as risk assessment, risk management and control decisions, service provider arrangements, test results, security incidents and responses, and recommendations for changes and updates to policies and procedures.
As an externally managed company, we rely on our Manager and its affiliates’ information systems in connection with our day-to-day operations. Consequently, we also rely on the processes for assessing, identifying, and managing material risks from cybersecurity threats undertaken by TPG. TPG has established an Enterprise Risk Committee (“ERC”) to manage overall risk across the organization including cybersecurity risks identified by TPG's cybersecurity team; the ERC includes representatives from relevant functions and is led by TPG’s Chief Executive Officer. TPG has also established an Operational Risk Committee (“ORC”) which is responsible for applying the policy decisions of the ERC. Operational responsibility for ensuring the adequacy and effectiveness of our Manager's risk management, control and governance processes is assigned to TPG’s CISO, who periodically reports, among other things, potentially material cybersecurity incidents to the ORC and reports to the ERC at least annually. TPG's cybersecurity team also regularly coordinates with other key stakeholders within the organization, including compliance, human resources, internal audit and legal. The CISO leads TPG’s cybersecurity team, which is responsible for implementing, maintaining and enforcing our cybersecurity program. TPG's CISO previously held various leadership roles within the Technology Risk department of one of the world's largest banking institutions over a 17-year period. TPG has informed us that the CISO holds a Bachelor of Science in Electrical Engineering and Mathematics from the University of Texas at Arlington and is a Certified Information Systems Security Professional (CISSP). TPG's cybersecurity team possesses a variety of cybersecurity skill sets and extensive expertise obtained through decades of experience, numerous industry certifications, and advanced degrees. TPG's cybersecurity team continues to take steps to maintain up-to-date knowledge of evolving cybersecurity threats and countermeasures.
ITEM 2. PROPERTIES

As of December 31, 2025, we did not own any real estate or other physical property materially important to our operations. Our principal executive offices are located at 245 Park Avenue, 26th Floor, New York, New York 10167. Our telephone number is (212) 692-2000.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and dividend information

Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "MITT." As of February 17, 2026, there were 31,735,457 shares of common stock outstanding and approximately 40 registered holders of our common stock. The 40 holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of our common stock. Such information was obtained through our registrar and transfer agent, based on the results of a broker search.

The following tables set forth, for the periods indicated, the high and low sale price of our common stock as reported on the NYSE and the dividends declared per share of our common stock.

	Year Ended December 31, 2025		Year Ended December 31, 2024
	High Sales Price	Low Sales Price	High Sales Price	Low Sales Price
First Quarter	$7.91	$6.02	$6.60	$5.62
Second Quarter	7.95	5.63	6.99	5.44
Third Quarter	7.97	6.86	7.95	6.27
Fourth Quarter	9.07	6.92	7.65	6.59

Year Ended December 31, 2025				Year Ended December 31, 2024
Declaration Date	Record Date	Payment Date	Cash Dividend Per Share	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
3/17/2025	3/31/2025	4/30/2025	$0.20	3/15/2024	3/29/2024	4/30/2024	$0.18
6/17/2025	6/30/2025	7/31/2025	0.21	6/13/2024	6/28/2024	7/31/2024	0.19
9/15/2025	9/30/2025	10/31/2025	0.21	9/16/2024	9/30/2024	10/31/2024	0.19
12/15/2025	12/31/2025	1/30/2026	0.23	12/16/2024	12/31/2024	1/31/2025	0.19
Total			$0.85	Total			$0.75

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

Repurchase Program

On August 3, 2022, our Board of Directors authorized a stock repurchase program (the “2022 Repurchase Program”) to repurchase up to $15.0 million of our outstanding common stock. The 2022 Repurchase Program does not have an expiration date. As of December 31, 2025, approximately $1.5 million of common stock remained authorized for future share repurchases under the 2022 Repurchase Program.

On May 4, 2023, our Board of Directors authorized a stock repurchase program (the “2023 Repurchase Program”) to repurchase up to $15.0 million of our outstanding common stock on substantially the same terms as the 2022 Repurchase Program. This authorization is in addition to the amount remaining under the 2022 Repurchase Program. As of December 31, 2025, the full $15.0 million authorized amount remains available for repurchase under the 2023 Repurchase Program.

We did not repurchase any shares of our common stock during the years ended December 31, 2025 and 2024. See Note 11 of the “Notes to Consolidated Financial Statements” for additional details related to our repurchase programs.

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

We focus our investment activities primarily on acquiring and securitizing newly-originated residential mortgage loans within the non-agency segment of the housing market. We obtain our assets through Arc Home, LLC ("Arc Home"), our residential mortgage loan originator in which we own an approximate 66.0% interest, and through other third-party origination partners. We finance our acquired loans through various financing lines on a short-term basis and utilize TPG Inc.'s ("TPG") proprietary securitization platform to secure long-term, non-recourse, non-mark-to-market financing as market conditions permit. Through our ownership in Arc Home, we also have exposure to mortgage banking activities. Arc Home is a multi-channel licensed mortgage originator and servicer primarily engaged in the business of originating and selling residential mortgage loans while retaining the mortgage servicing rights associated with certain loans that it originates.

Our investment portfolio (which excludes our ownership in Arc Home) primarily includes Residential Investments and Agency RMBS. Currently, our Residential Investments primarily consist of Non-Agency Loans, Agency-Eligible Loans, Home Equity Loans and Non-Agency RMBS collateralized by these loan types, which we refer to as our target assets. In addition, we may also invest in other types of residential mortgage loans and other mortgage related assets. Our investment portfolio also includes commercial loans and commercial-mortgage backed securities ("CMBS") (collectively, the "Legacy WMC Commercial Investments") that were acquired in the WMC acquisition. We expect to either hold the Legacy WMC Commercial Investments until maturity or opportunistically exit these investments.

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

We are externally managed by our Manager, a wholly-owned subsidiary of TPG, pursuant to a management agreement. Our Manager has delegated to Angelo, Gordon & Co., L.P. ("TPG Angelo Gordon"), an affiliate of TPG, the overall responsibility of its day-to-day duties and obligations arising under our management agreement. TPG (NASDAQ: TPG) is a leading global alternative asset management firm.

2025 Executive Summary

Financial Highlights

•$10.48 Book Value per share;
•$0.90 of Net Income/(Loss) Available to Common Stockholders per diluted common share and $0.86 of Earnings Available for Distribution ("EAD") per diluted common share for the year ended December 31, 2025;
◦Refer to the "Earnings Available for Distribution" section below for further details related to our reconciliation of Net Income/(Loss) Available to Common Stockholders to EAD;
•14.4x GAAP Leverage Ratio and 1.6x Economic Leverage Ratio; and
•$0.85 dividend per common share declared during the year;
◦Increase of 13.3% from $0.75 dividend per common share declared during 2024.

Investment Activity

•The table below summarizes the fair value of purchases and proceeds from sales of investments during the year ended December 31, 2025 (in thousands).

Investment	Purchases	Sales
Agency-Eligible Loans	$1,879,658	$37,333
Home Equity Loans	1,154,081	72,841
Non-Agency Loans	—	287,892
Re/Non-Performing Loans	—	9,092
Agency RMBS	—	1,894
Non-Agency RMBS(1)	80,731	2,987
CMBS	—	1,959
Total	$3,114,470	$413,998
(1)During the year, we partnered with mortgage originators and executed three rated securitizations collateralized by $1.5 billion of Home Equity Loans. As the co-sponsor, the Company retained an "eligible vertical interest" to comply with risk retention rules which consists of at least 5% of each class of securities issued in the securitizations. Upon evaluating our retained interest in the securitization trusts, we determined we were not the primary beneficiary and, as a result, did not consolidate the securitization trusts, which resulted in us recording an investment in Non-Agency RMBS.

Acquisition of Additional Interest in AG Arc LLC

•On August 1, 2025, purchased an additional 21.4% interest in AG Arc LLC (“AG Arc”) from certain private funds managed by an affiliate of TPG. In connection with the acquisition, we issued 2,027,676 restricted shares of our common stock as consideration. Upon closing of the transaction on August 1, 2025, and giving effect to our acquisition of the additional 21.4% interest, we have an approximate 66.0% interest in AG Arc. Refer to Note 10 to the "Notes to Consolidated Financial Statements" for additional information related to the transaction.

Financing Activity

•The table below summarizes the rated securitizations executed during the year ended December 31, 2025 (in millions).

Collateral	Month	Unpaid Principal Balance
Agency-Eligible Loans(1)	February 2025	$423.3
Agency-Eligible Loans	June 2025	331.4
Home Equity Loans(1)	July 2025	301.3
Home Equity Loans	July 2025	647.0
Agency-Eligible Loans	August 2025	347.0
Agency-Eligible Loans	September 2025	417.1
Agency-Eligible Loans(1)	December 2025	346.2
Total		$2,813.3
(1) Converted recourse financing with mark-to-market margin calls to non-recourse financing without mark-to-market margin calls.

•Paid off certain Legacy WMC fixed-rate long-term financing arrangements collateralized by certain retained interests in securitizations acquired from WMC. Generated total net proceeds of $55.4 million by pledging these assets under a recourse financing arrangement with mark-to-market margin calls and issuing additional securitized debt;
•Pledged Home Equity Loans with a fair value of $69.7 million and an unpaid principal balance of $66.8 million, in which we have no outstanding financing but have the ability to borrow at an advance rate of 87.5% of unpaid principal balance pledged as collateral. As of December 31, 2025, $50 million of this available financing is contractually committed;
•Amended a financing arrangement to convert financing on our residential mortgage loans with a total borrowing capacity of $400 million from financing with mark-to-market margin calls to financing without mark-to-market margin calls; and
•Exercised our optional redemption right related to a 2022 vintage Non-Agency securitization, paying down $275.0 million of securitized debt.

Market Conditions

During the fourth quarter of 2025 and through January of 2026, Federal Reserve Chair Jerome Powell adopted a more cautious posture as the central bank sought to balance a labor market showing early signs of softening with persistent inflation. Although the unemployment rate edged higher to 4.4% by the end of 2025, core inflation remained near 3%. In response to these shifting dynamics, the Federal Open Market Committee delivered two additional 25 basis point interest rate cuts at its October and December meetings, bringing the target Fed Funds range to 3.50% to 3.75%. However, at the January 2026 meeting, the Federal Reserve elected to hold rates steady, whereby Chair Powell maintained that while risks to the dual mandate had diminished, current policy was not significantly restrictive, signaling a patient, meeting-by-meeting approach to further easing while under his chairmanship. The Treasury market reflected this "higher-for-longer" concern even as the Federal Reserve cut short-term rates. This resulted in a further steepening of the yield curve. By quarter-end, the yield spread between 2-year and 10-year U.S. Treasuries widened to approximately 70 basis points, remaining around that level through January 2026. Despite elevated long-term Treasury yields, the 30-year fixed mortgage rate declined by 15 to 20 basis points over the course of the fourth quarter to the low 6% area, reflecting modest easing in long-term borrowing costs for consumers. On January 30, 2026, Kevin Warsh was nominated to succeed Jerome Powell as the Federal Reserve Chair in May 2026 and after some initial market volatility, markets subsequently stabilized as investors assessed the potential implications of the nomination on monetary policy.

RMBS credit spreads were broadly tighter during the fourth quarter of 2025, particularly lower in the capital structure. Senior Non-QM spreads trended slightly tighter by a few basis points while mezzanine and subordinate tranches were 20 to 25 basis points tighter. Similarly, senior prime jumbo spreads were mixed while the subordinate tranches tightened by 20 to 35 basis points. Closed-end second lien spreads were flat to slightly wider higher in the capital structure while mezzanine tranches were flat to approximately 10 basis points tighter. Trends in credit spreads on credit risk transfer ("CRT") assets can serve as a proxy for market participants evaluating credit-related assets given the observability of transactions. Credit spreads on lower priority CRT tranches continued to tighten as market participants sought higher-yielding assets backed by seasoned mortgage credit. These tranche profiles have benefitted from some scarcity value as the GSEs have opted to retain more of the capital structure for their newly issued transactions amid favorable underlying collateral fundamentals. Higher priority CRT tranches were flat to slightly tighter during the fourth quarter of 2025. Non-QM credit curves continued to flatten amid robust demand for residential credit. Overall, credit spread changes for the full-year 2025 were broadly similar to the fourth quarter, with credit spreads on senior tranches mixed, while spreads on lower tranches in the capital structure were tighter by up to 25 to 30 basis points.

During the fourth quarter, primary RMBS market activity declined by 6% to $51 billion as compared to prior quarter. However, fourth quarter issuance volume was 27% higher than year-ago levels and brought the full-year 2025 primary issuance to over $200 billion, a 37% increase against 2024. Growth in the Non-QM sector was the primary driver of the annual increase, rising by approximately $35 billion, nearly doubling the volume in 2024. In addition, Home Equity issuance increased by over $13 billion, also nearly double 2024, and Prime Jumbo and Agency-Eligible issuance increased by a combined $10 billion. For the full-year 2025, Non-QM was roughly 40% of the year’s total issuance, followed by Prime Jumbo and Agency, collectively about 22%, and Home Equity at 14%. Residential transition loans, also known as fix-and-flip, comprised 4% of total issuance. Other sectors such as Single-Family Rental, CRT and Re/Non-performing loans comprised the balance.

The S&P CoreLogic Case-Shiller U.S. National Home Price Index was 1.3% higher year-over-year in December 2025, the latest data available, about 1% below the peak established in June 2025. Regional price variations continued to exist, and on an annual basis, metros in the Northeast and Midwest continued to lead gains while regions in Florida, Texas and the Mountain West have been weaker. Chicago area home prices led annual gains, rising by 5.3% from December 2024 to December 2025, and New York followed nearby at 5.1%. Cleveland home prices rose 4.0% and Boston was 1% higher over the year. California regions hovered around flat as Los Angeles and San Diego home price growth was inside of 1% while San Francisco fell by 10 basis points. Denver fell by 2.1% and Dallas home prices were 1.5% lower. In Florida, Miami home prices fell by 1.5% and Tampa was 2.9% lower against year-ago readings. Home price growth and available for-sale inventory have had a relatively strong inverse relationship as regions with inventory growth using 2019 as a baseline, have had weaker home price gains, and vice versa.

During the quarter, prevailing mortgage rates hovered between 6.2% and 6.3% and ended the quarter at 6.15%, according to the Freddie Mac Primary Mortgage Market Survey, last approaching these levels in the late third and early fourth quarter of 2024. Conforming mortgage interest rate locks remained in the low 6% area through December 2025 and held there at the start of January 2026. After a slow climb throughout 2023 and 2024, the effective mortgage rate outstanding (the rate on outstanding mortgage debt) continued to inch higher to 4.2% as of the third quarter of 2025, the latest data available, roughly 200 basis points lower than prevailing rates. This rate is almost 90 basis points higher than its low of 3.31% in the first quarter of 2022. While this suggests some softening of the mortgage lock-in effect, or disincentive for existing homeowners to sell their homes because their current mortgage rate is well below current market rates, this rate is up only 17 basis points from the start of the year, showing the stickiness of low-rate borrowers staying in place and reduced housing activity.

Total existing home inventory fell in December 2025 to 1.18 million, the latest data available. The reading follows the May to October period when inventory was approximately 1.5 million. Existing home inventory in 2025 hovered at its highest levels since 2020, averaging 1.3 to 1.5 million for most of the year, however these levels hardly breach the typical inventory levels of 1.5 to 2 million units that prevailed from 2016 to 2019 and remain well below the 1.7 to 2.5 million range seen between 2000 to 2004, periods with a smaller count of U.S. households. When evaluating new listings, which are a timelier barometer of home sale activity, 2025 inventory was 4.1 million units, the lowest since 2011. This figure is 3% lower year-over-year and is 24% below average year-to-date listings through November 2025 from 2015 through 2022. This reduced level of activity follows an annual shortage of over 1 million new listings in each of 2023 and 2024 compared to annual activity in 2015 through 2019 as well as pandemic-affected 2020 through 2022, underscoring the limited supply theme.

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

	December 31, 2025	December 31, 2024
Stockholders' Equity	$560,734	$543,423
Less: Liquidation preference of preferred stock	(227,991)	(227,991)
Book Value	$332,743	$315,432
Common shares outstanding	31,744	29,640
Book value per common share	$10.48	$10.64

Results of Operations

Our operating results can be affected by a number of factors and primarily depend on the size and composition of our investment portfolio, the level of our net interest income, the fair value of our assets and the supply of, and demand for, our investments in residential mortgage loans in the marketplace, among other things, which can be impacted by unanticipated credit events experienced by borrowers whose residential mortgage loans are included in our investment portfolio, such as defaults, liquidations or delinquencies, and other unanticipated events in our markets. Our primary source of net income or loss available to common stockholders is our net interest income, inclusive of our cost or benefit of hedging, which represents the difference between the interest earned on our investment portfolio and the costs of financing and economic hedges in place on our investment portfolio, as well as any income or losses from our equity investments in affiliates which includes operating income/(loss) from Arc Home.

Year Ended December 31, 2025 compared to the Year Ended December 31, 2024

The table below presents certain information from our consolidated statements of operations for the years ended December 31, 2025 and 2024 (in thousands):

	Years Ended		Change
	December 31, 2025	December 31, 2024
Statement of Operations Data:
Net Interest Income
Interest income	$480,330	$408,495	$71,835
Interest expense	403,797	342,603	61,194
Total Net Interest Income	76,533	65,892	10,641

Other Income/(Loss)
Net interest component of interest rate swaps	3,447	7,617	(4,170)
Net realized gain/(loss)	(11,083)	(2,918)	(8,165)
Net unrealized gain/(loss)	20,853	16,956	3,897
Total Other Income/(Loss)	13,217	21,655	(8,438)

Expenses
Management fee to affiliate	9,266	7,533	1,733
Non-investment related expenses	10,819	10,620	199
Investment related expenses	15,625	13,522	2,103
Transaction related expenses	7,305	3,164	4,141
Total Expenses	43,015	34,839	8,176

Income/(loss) before equity in earnings/(loss) from affiliates	46,735	52,708	(5,973)

Equity in earnings/(loss) from affiliates	2,821	3,141	(320)
Net Income/(Loss) before Income Taxes	49,556	55,849	(6,293)

Income tax expense	888	112	776
Net Income/(Loss)	48,668	55,737	(7,069)

Dividends on preferred stock	21,242	19,353	1,889

Net Income/(Loss) Available to Common Stockholders	$27,426	$36,384	$(8,958)

Interest income

Interest income is calculated using the effective interest method for our GAAP investment portfolio.

Interest income increased from the year ended December 31, 2024 to the year ended December 31, 2025 primarily as a result of purchases of residential mortgage loans and Non-Agency RMBS and an increase in the weighted average yield of our investment portfolio. The following table presents a summary of the weighted average amortized cost of and the weighted average yield on our GAAP investment portfolio for the years ended December 31, 2025 and 2024 ($ in millions).

	Years Ended
	December 31, 2025	December 31, 2024	Change
Weighted average amortized cost of our GAAP investment portfolio	$7,911	$6,874	$1,037
Weighted average yield on our GAAP investment portfolio	6.07%	5.94%	0.13%

Interest expense

Interest expense is inclusive of our financing cost related to our financing arrangements on our GAAP investment portfolio, securitized debt, Senior Unsecured Notes, and, for the year ended December 31, 2024, Legacy WMC Convertible Notes.

Interest expense increased from the year ended December 31, 2024 to the year ended December 31, 2025 due to a higher weighted average GAAP financing balance outstanding resulting primarily from the issuance of securitized debt during the periods and the issuance of Senior Unsecured Notes in January and May of 2024, offset by the repayment of the Legacy WMC Convertible Notes upon maturity in September 2024. Additionally, there was an increase in the weighted average financing rate. The following table presents a summary of the weighted average financing balance and the weighted average financing rate for the years ended December 31, 2025 and 2024 ($ in millions).

	Years Ended
	December 31, 2025	December 31, 2024	Change
Weighted average GAAP financing balance	$7,458	$6,418	$1,040
Weighted average financing rate on our GAAP financing	5.41%	5.34%	0.07%

Net interest component of interest rate swaps

We recorded income on the net interest component of interest rate swaps during the years ended December 31, 2025 and 2024 as a result of our swap portfolio being in a net receive position during each of the entire periods. The decrease in income from the year ended December 31, 2024 to the year ended December 31, 2025 was the result of a decrease in the weighted average receive rate and weighted average notional balance. The following table presents a summary of the weighted average notional value of and the weighted average (pay)/receive rate on our interest rate swap portfolio for the years ended of December 31, 2025 and 2024 ($ in millions).

	Years Ended
	December 31, 2025	December 31, 2024	Change
Net weighted average interest rate swap notional value	$396	$478	$(82)
Net weighted average (pay)/receive rate	0.87%	1.59%	(0.72)%

Net realized gain/(loss)

The following table presents a summary of Net realized gain/(loss) for the years ended December 31, 2025 and 2024 (in thousands). See Note 3, Note 4, and Note 7 to the "Notes to Consolidated Financial Statements" for additional information on realized gains/(losses).

	Years Ended
	December 31, 2025	December 31, 2024
Sale of residential mortgage loans and loans transferred to or sold from Other assets	$(4,722)	$5,254
Sale of real estate securities	549	12,710
Loan purchase commitment	(61)	—
Settlement of derivatives and other instruments	(6,849)	(20,882)
Total Net realized gain/(loss)	$(11,083)	$(2,918)

Net unrealized gain/(loss)

The following table presents a summary of Net unrealized gain/(loss) for the years ended December 31, 2025 and 2024 (in thousands).

	Years Ended
	December 31, 2025	December 31, 2024
Residential mortgage loans	$190,040	$41,840
Commercial loans	(11,400)	268
Real estate securities	11,140	(865)
Securitized debt	(162,678)	(35,028)
Derivatives	(6,249)	10,741
Total Net unrealized gain/(loss)	$20,853	$16,956

Management fee to affiliate

Our management fee is based upon a percentage of our Stockholders’ Equity. See the "Contractual obligations" section of this Part II, Item 7 for further detail on the calculation of our management fee and for the definition of Stockholders’ Equity. In connection with the WMC Acquisition, we and our Manager entered into the MITT Management Agreement Amendment pursuant to which the base management fee was reduced by $0.6 million for the first four quarters following the transaction closing, beginning with the fiscal quarter in which the transaction closing occurred (i.e., resulting in an aggregate $2.4 million waiver of base management fees). As a result, during the year ended December 31, 2024, the base management fee was reduced by $1.8 million.

Non-investment related expenses

The following table presents a summary of our non-investment related expenses for the years ended December 31, 2025 and 2024 (in thousands).

	Years Ended
	December 31, 2025	December 31, 2024
Affiliate reimbursement (1)	$6,325	$5,715
Professional Fees	1,587	1,597
Directors' and Officers' insurance	1,021	1,257
Directors' fees and equity based compensation	1,120	1,163
Excise tax expense (2)	(110)	103
Other	876	785
Total Non-investment related expenses	$10,819	$10,620
(1) We are required to reimburse our Manager or its affiliates for operating expenses incurred by our Manager or its affiliates on our behalf, including certain compensation expenses and other expenses relating to legal, accounting, and other services. See the "Contractual obligations" section of this Part II, Item 7 for further detail. For the year ended December 31, 2024, the Manager agreed to waive its right to receive expense reimbursements of $1.1 million pursuant to the MITT Management Agreement Amendment executed in connection with the WMC Acquisition.
(2) During the year ended December 31, 2025, we recorded a reduction in excise tax expense of $0.1 million related to an excise tax refund.

Investment related expenses

The following table presents a summary of our investment related expenses for the years ended December 31, 2025 and 2024 (in thousands). These expenses increased from the year ended December 31, 2024 to the year ended December 31, 2025 primarily due to an increase in our GAAP residential mortgage loan portfolio.

	Years Ended
	December 31, 2025	December 31, 2024
Affiliate reimbursement (1)	$670	$477
Servicing fees	9,188	7,482
Residential mortgage loan asset management fees	2,354	2,605
Trustee and bank fees	2,535	2,138
Other	878	820
Total Investment related expenses	$15,625	$13,522
(1) We are required to reimburse our Manager or its affiliates for operating expenses incurred by our Manager or its affiliates on our behalf associated with our investment portfolio.

Transaction related expenses

During the year ended December 31, 2025, we recorded transaction related expenses of $5.2 million on the purchase and securitization of residential mortgage loans, $0.8 million related to refinancing our fixed-rate long-term financing arrangements, $0.9 million related to our acquisition of an additional 21.4% interest in AG Arc, and $0.4 million of legal expenses on our Legacy WMC Commercial Loans.

Equity in earnings/(loss) from affiliates

The below tables summarize the components of the "Equity in earnings/(loss) from affiliates" line item on our consolidated statements of operations (in thousands).

	Years Ended
	December 31, 2025	December 31, 2024
MATT Non-QM Securities	$(1,167)	$1,289
Re/Non-Performing Securities	(137)	711
AG Arc (1)	4,125	1,141
Equity in earnings/(loss) from affiliates	$2,821	$3,141
(1) Effective August 1, 2025, our allocation of AG Arc’s earnings is 66.0%. For all prior periods, our allocation of AG Arc’s earnings was 44.6%.

The below table breaks out the components in the "Equity in earnings/(loss) from affiliates" line item on our consolidated statements of operations (in thousands).

	Years Ended
	December 31, 2025	December 31, 2024
Interest income	$2,347	$3,836
Interest expense	3	261
Total Net Interest Income (1)	2,344	3,575

Net unrealized gain/(loss)	(3,453)	(1,351)
Other operating expenses (1)	195	224
Total MATT Non-QM Securities and Re/Non Performing Securities (2)	(1,304)	2,000

Net operating income/(loss) from AG Arc (1) (3)	2,269	(2,182)
Other income/(loss) from AG Arc (3)	(407)	1,859
Unrealized gain/(loss) on investment in AG Arc (4)	2,674	2,571
Elimination on gains on loans sold from AG Arc to MITT (1) (5)	(411)	(1,107)
Total AG Arc Earnings/(Loss)	4,125	1,141
Equity in earnings/(loss) from affiliates	$2,821	$3,141
(1)Represents items included in Earnings Available for Distribution. Refer to the “Earnings Available for Distribution” section below for further detail.
(2)Primarily represents earnings/(loss) from our investment in MATT Non-QM Securities.
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
(4)As of December 31, 2025, the fair value of our investment in Arc Home was calculated using a valuation multiple of 1.025x of book value, which increased from 0.95x of book value as of December 31, 2024. As of December 31, 2024, the valuation multiple of 0.95x of book value, which increased from 0.89x of book value as of December 31, 2023.
(5)The earnings recognized by AG Arc do not include our portion of gains recorded by Arc Home in connection with the sale of residential mortgage loans to us. Refer to Note 10 to the "Notes to Consolidated Financial Statements" for more information on this accounting policy.

Income tax expense

Income tax expense for the year ended December 31, 2025 resulted from an increase in taxable income within our taxable REIT subsidiary primarily related to gains on residential mortgage loan securitization activity. During the year ended December 31, 2024, tax expense represented minimum state and local tax filing fees.

Dividends on Preferred Stock

Holders of our Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock are entitled to receive cumulative cash dividends at their respective rates per annum on the $25.00 per share liquidation preference for each series. Our Series A Preferred Stock and Series B Preferred Stock have fixed rates of 8.25% and 8.00%, respectively. The initial dividend rate for our Series C Preferred Stock from issuance through September 16, 2024 was 8.000%. On and after September 17, 2024, dividends on the Series C Preferred Stock accumulate at an annual floating rate of three-month CME Term SOFR (plus a tenor spread adjustment of 0.26161%) plus a spread of 6.476%.

Earnings Available for Distribution

One of our objectives is to generate net income from net interest margin on our portfolio, and management uses EAD, as one of several metrics, to help measure our performance against this objective. Management believes that this non-GAAP measure, when considered with our GAAP financial statements, provides supplemental information useful for investors to help evaluate our financial performance. However, management also believes that our definition of EAD has important limitations as it does not include certain earnings or losses our management team considers in evaluating our financial performance. Our presentation of EAD may not be comparable to similarly-titled measures of other companies, who may use different calculations. This non-GAAP measure should not be considered a substitute for, or superior to, Net Income/(loss) available to common stockholders or Net income/(loss) per diluted common share calculated in accordance with GAAP. Our GAAP financial results and the reconciliations from these results should be carefully evaluated.

We define EAD, a non-GAAP financial measure, as Net Income/(loss) available to common stockholders excluding (i) (a) unrealized gains/(losses) on loans, real estate securities, derivatives and other investments, inclusive of our investment in AG Arc and Arc Home's net mortgage servicing rights, and (b) net realized gains/(losses) on the sale or termination of such instruments, (ii) any transaction related expenses incurred in connection with the acquisition, disposition, or securitization of our investments, (iii) the income tax effect on non-EAD income/(loss) items, and (iv) certain other nonrecurring gains or losses. Items (i) through (iv) above include any amount related to those items held in affiliated entities. EAD includes the net interest income and other income earned on our investments on a yield adjusted basis, including the net interest component of interest rate swaps, TBA dollar roll income/(loss), or any other investment activity that may earn or pay net interest or its economic equivalent. Additionally, EAD includes the net operating income/(loss) from Arc Home.

Transaction related expenses are primarily comprised of costs incurred prior to or at the time of executing our securitizations and acquiring or disposing of residential mortgage loans. These costs are nonrecurring and may include underwriting fees, legal fees, diligence fees, and other similar transaction related expenses. Recurring expenses, such as servicing fees, custodial fees, trustee fees and other similar ongoing fees are not excluded from earnings available for distribution. Management considers the transaction related expenses and income taxes related to non-EAD income/(loss) items to be similar to realized losses incurred at the acquisition, disposition, or securitization of an asset and does not view them as being part of its core operations.

A reconciliation of "Net Income/(loss) available to common stockholders" to EAD for the years ended December 31, 2025 and 2024 is set forth below (in thousands, except per share data).

	Years Ended
	December 31, 2025	December 31, 2024
Net Income/(loss) available to common stockholders	$27,426	$36,384
Add (Deduct):
Net realized (gain)/loss	11,083	2,918
Net unrealized (gain)/loss	(20,853)	(16,956)
Transaction related expenses (1)	8,147	3,310
Equity in (earnings)/loss from affiliates	(2,821)	(3,141)
EAD from equity method investments (2)	4,007	62
Dollar roll income/(loss)	(677)	—
Earnings available for distribution	$26,312	$22,577

Earnings available for distribution, per Diluted Share	$0.86	$0.76
(1)The following table presents additional detail related to transaction related expenses excluded from EAD (in thousands). The interest expense line item relates to the amortization of deferred financing costs and the income tax expense line item relates to taxes incurred on items excluded from EAD, as defined above.

	Years Ended
Consolidated statements of operations line item:	December 31, 2025	December 31, 2024
Transaction related expenses	$7,305	$3,164
Interest expense	358	146
Income tax expense	484	—
Transaction related expenses	$8,147	$3,310
(2)The following table presents additional detail related to EAD from equity method investments (in thousands). Refer to the “Equity in earnings/(loss) from affiliates” section within the “Results of Operations” above for additional detail.

	Years Ended
	December 31, 2025	December 31, 2024
Net interest income	$2,344	$3,575
Other operating expenses	(195)	(224)
Net operating income/(loss) from AG Arc	2,269	(2,182)
Elimination of gains on loans sold from AG Arc to MITT	(411)	(1,107)
EAD from equity method investments	$4,007	$62

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

Investment portfolio

The following table presents a summary of our Investment Portfolio, inclusive of net interest margin and leverage ratios, as of December 31, 2025 and a reconciliation of these metrics on our Investment Portfolio to their respective metrics on our GAAP Investment Portfolio ($ in thousands).

	December 31, 2025
	Investment			Securitized Debt			Cost of Funds (c)	Allocated Equity (d)	Net Interest Margin
Instrument	Amortized Cost	Fair Value	Yield (a)(b)	Amortized Cost	Fair Value	Financing Arrangements				Leverage Ratio (e)
Residential Investments:
Securitized Non-Agency Loans	$7,086,120	$6,904,872	5.74%	$6,387,183	$6,265,540	$428,657	5.34%	$210,675	0.40%	2.0x
Securitized Home Equity Loans	935,959	960,533	7.70%	809,861	817,889	67,752	5.69%	74,892	2.01%	0.9x
Securitized Re/Non-Performing Loans	146,291	134,214	5.93%	98,280	94,494	27,264	3.98%	12,456	1.95%	2.2x
Agency-Eligible Loans	20,850	21,149	6.34%	—	—	19,490	5.43%	1,659	0.91%	11.7x
Home Equity Loans	141,717	142,339	7.77%	—	—	58,951	5.56%	83,388	2.21%	0.7x
Non-Agency Loans (f)	37,216	35,108	3.62%	—	—	30,061	5.73%	5,047	(2.11)%	6.0x
Residential Whole Loans	444	1,081	NM	—	—	—	—%	1,081	NM	N/A
Non-Agency RMBS	202,690	211,419	9.18%	—	—	137,386	4.56%	74,033	4.62%	1.8x
Total Residential Investments	$8,571,287	$8,410,715	6.08%	$7,295,324	$7,177,923	$769,561	5.35%	$463,231	0.73%	1.7x

Agency RMBS	$16,630	$16,358	7.30%	$—	$—	$10,857	4.32%	$5,501	2.98%	2.0x

Legacy WMC Commercial Investments (g)
Commercial Loans (h)	$66,413	$55,376	—%	$—	$—	$27,436	6.73%	$27,940	(6.73)%	1.0x
CMBS (i)	45,947	42,565	15.30%	—	—	18,540	5.29%	24,025	10.01%	0.8x
Total Legacy WMC Commercial Investments	$112,360	$97,941	6.26%	$—	$—	$45,976	6.15%	$51,965	0.11%	0.9x

Total Investment Portfolio	$8,700,277	$8,525,014	6.08%	$7,295,324	$7,177,923	$826,394	5.35%	$520,697	0.73%	1.5x
Cash and Cash Equivalents (j)								57,832	3.67%
Interest Rate Swaps (k)								9,383	0.57%
Arc Home								50,016
Senior Unsecured Notes								(96,458)	10.61%
Non-Interest Earning Assets, net								19,264
Total Stockholders' Equity								$560,734		1.6x

	Investment			Securitized Debt			Cost of Funds (c)	Allocated Equity (d)	Net Interest Margin
	Amortized Cost	Fair Value	Yield (a)(b)	Amortized Cost	Fair Value	Financing Arrangements				Leverage Ratio (e)
Total Investment Portfolio	$8,700,277	$8,525,014	6.08%	$7,295,324	$7,177,923	$826,394	5.35%	$520,697	0.73%	1.5x
Investments in Debt and Equity of Affiliates	9,468	10,038	16.49%	—	—	—	—%	10,038	16.49%	N/A
GAAP Investment Portfolio	$8,690,809	$8,514,976	6.07%	$7,295,324	$7,177,923	$826,394	5.35%	$510,659	0.72%	14.4x
NM - Not Meaningful
(a)Excludes any net TBA positions.
(b)The weighted average yields are calculated based on the amortized cost of the underlying loans and securities.
(c)The cost of funds related to the financing on our investment portfolio inclusive of the benefit of 0.03% from our interest rate hedges was 5.35%. When including our Senior Unsecured Notes, the total cost of funds was 5.41%.
(d)Allocated equity represents the investment fair value less the associated securitized debt fair value and financing arrangements, where applicable.
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
(f)The financing arrangements on Non-Agency Loans includes financing arrangements on other assets.
(g)We expect to either hold the Legacy WMC Commercial Investments until maturity or opportunistically exit these investments.
(h)The Legacy WMC Commercial Loans are on non-accrual or cost-recovery status
(i)There are Legacy WMC CMBS with an unpaid principal balance of $23.5 million and a fair value of $6.3 million which are on non-accrual or cost recovery status.
(j)Cash and cash equivalents may include a portion of cash invested in money market funds. The net interest margin represents the interest earned on money market funds as of period end.
(k)Interest rate swaps represents the sum of the net fair value of interest rate swaps and the margin posted on interest rate swaps as of period end. Net interest margin on interest rate swaps represents the weighted average net receive/(pay) rate as of period end. The impact of the net interest component of interest rate swaps on the cost of funds is included within the respective investment portfolio asset line items.

Securitized Non-Agency Loans and Home Equity Loans

As noted above, our investment activities primarily include acquiring and securitizing newly-originated residential mortgage loans. Non-Agency VIEs are collateralized by Non-Agency and Agency-Eligible Loans. Home Equity VIEs are collateralized by revolving lines of credit and closed-end loans secured primarily by a second lien on a residential mortgaged property. Refer to Notes 2 and 3 to the “Notes to Consolidated Financial Statements” for additional information on the assets and liabilities of our consolidated Non-Agency VIEs and Home Equity VIEs.

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

The following table summarizes our Securitized residential mortgage loans and Securitized debt, as well as the economic interest on retained Certificates related to our Non-Agency VIEs and Home Equity VIEs as of December 31, 2025 (in thousands).

	Non-Agency VIEs		Home Equity VIEs
	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Securitized residential mortgage loans in VIEs	$7,026,365	$6,904,872	$874,718	$960,533
Securitized debt in VIEs (1)	6,432,326	6,265,540	784,881	817,889
Other assets (2)	N/A	2,068	N/A	1,055
Retained Certificates from VIEs (3)(4)(5)(6)		$641,400		$143,699

Retained interests in VIEs	Current Face	Fair Value	Current Face	Fair Value
Senior Bonds	$136,356	$139,084	$36,724	$37,050
Mezzanine Bonds	23,348	21,879	1,117	1,130
Subordinate Bonds	436,070	323,636	51,996	48,443
Interest Only / Excess Servicing Bonds (1)(7)	N/A	156,801	N/A	57,076
Retained Certificates from VIEs (3)(4)(5)(6)		$641,400		$143,699
Financing arrangements on retained Certificates from VIEs		428,657		67,752
Retained Certificates from VIEs, net of financing arrangements		$212,743		$75,947
(1)Interest Only securities have no principal balances and bear interest based on a notional value. The notional value is used solely to determine interest distributions on the interest only classes of securities. The Securitized debt in the Non-Agency VIEs and Interest Only/Excess Servicing Bonds line items include interest only classes with a notional value of $3.7 billion and $11.2 billion, respectively. The Securitized debt in the Home Equity VIEs and Interest Only/Excess Servicing Bonds line items include interest only classes with a notional value of $295.4 million and $579.3 million, respectively.
(2)For Non-Agency VIEs, represents the fair value of real estate owned within the VIEs. We record real estate owned at the lower of cost or fair value less estimated costs to sell. We recorded real estate owned within our Non-Agency VIEs at $2.1 million as of December 31, 2025. For Home Equity VIEs, represents cash held in reserve accounts within the Home Equity VIEs and included within our restricted cash.
(3)Maximum loss exposure from our involvement with VIEs pertains to the fair value of the Certificates retained from the VIEs. We generally have no obligation to provide any other explicit or implicit support to the securitization trusts. Refer to Note 12 to the "Notes to Consolidated Financial Statements" for commitments related to the undrawn portion of a borrowers' home equity line of credit for which the Company may be required to fund.

(4)Our equity at risk included bonds in our Non-Agency VIEs and Home Equity VIEs with a fair value of $414.2 million and $48.1 million, respectively, held in order to comply with Risk Retention Rules. We are generally required to hold the Required Credit Risk until the later of (i) the fifth anniversary of the securitization closing date and (ii) the date on which the aggregate unpaid principal balance of the mortgage loans has been reduced to 25% of the aggregate unpaid principal balance of the mortgage loans as of the securitization closing date, but no longer than the seventh anniversary of the closing date.
(5)A portion of our equity at risk includes bonds exposed to the first loss of the securitization in the Non-Agency VIEs and Home Equity VIEs with a fair value of $102.5 million and $57.1 million, respectively.
(6)Excludes net other asset/(liabilities) held within the Non-Agency VIEs and Home Equity VIEs of $9.5 million and $3.6 million, respectively.
(7)As the sponsor and depositor of each securitization, we may purchase all of the outstanding Certificates (an "Optional Redemption") following the earlier of (1) an applicable anniversary date (typically two or three years) of the respective securitization or (2) the date at which the unpaid principal balance of the applicable collateral has declined below a certain percentage (typically 10% to 30%) of the principal balance originally contributed to the securitization. As of December 31, 2025, there were 9 Non-Agency securitizations with an unpaid principal balance of $2.0 billion that met the criteria for an Optional Redemption.

Securitized residential mortgage loans and Residential mortgage loans

The following table presents information regarding collateral characteristics of our residential mortgage loans as of December 31, 2025 ($ in thousands).

	Unpaid Principal Balance		Weighted Average (1)(2)
		Loan Count (1)	Original LTV Ratio (3)	Current FICO (4)	Coupon	Life (Years) (5)
Securitized residential mortgage loans
Non-Agency Loans	$7,026,365	18,430	70.90%	763	5.87%	7.30
Home Equity Loans	874,718	10,599	65.62%	746	9.81%	5.43
Re- and Non-Performing Loans	155,984	1,073	80.09%	672	4.22%	5.54
Total Securitized residential mortgage loans	$8,057,067	30,102	71.10%	761	6.27%	7.07
Residential mortgage loans
Agency-Eligible Loans	$20,524	38	70.61%	757	6.83%	4.83
Home Equity Loans	135,804	1,368	63.30%	756	9.07%	4.83
Non-Agency Loans	36,578	53	77.10%	631	6.14%	4.17
Re- and Non-Performing Loans (1)	1,140	N/A	N/A	N/A	N/A	1.12
Total Residential mortgage loans	$194,046	1,459	66.70%	733	8.27%	4.68
Total as of December 31, 2025	$8,251,113	31,561	70.42%	759	6.32%	7.01
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

Legacy WMC Commercial loans

As of December 31, 2025, the borrowers of the Legacy WMC Commercial loans were in maturity default. The lender parties (including us) are evaluating with the borrowers consensual sales of the underlying properties collateralizing the loans and/or transferring title of all or certain of the properties to the lender parties via a deed-in-lieu of foreclosure. See Note 3 to the "Notes to Consolidated Financial Statements" for information on the status of the Legacy WMC Commercial loans, as well as coupons, weighted average life, geographic concentration, collateral characteristics, LTV, and maturities of the loans we include in the "Commercial loans, at fair value" line item on our consolidated balance sheets.

Non-Agency RMBS and Legacy WMC CMBS

The following table presents the fair value, coupon, and weighted average life of our Non-Agency RMBS and Legacy WMC CMBS portfolios as of December 31, 2025 ($ in thousands).

			Weighted Average
Instrument	Current Face	Fair Value	Coupon (1)	Life (Years) (2)
Non-Agency RMBS by collateral type:
Non-QM Loans (3)	$53,311	$56,402	1.47%	2.54
Agency-Eligible Loans (3)	44,491	44,163	3.57%	6.74
Home Equity Loans (3)	84,647	106,942	5.55%	5.51
Prime Jumbo Loans (3)	4,256	3,313	4.49%	18.36
Re- and Non-Performing Loans (3)	N/A	599	—%	3.14
Total Non-Agency RMBS	186,705	211,419	2.91%	4.39

Legacy WMC CMBS
Single-Asset/Single-Borrower - Fixed Rate	48,498	24,178	6.11%	1.88
Single-Asset/Single-Borrower - Floating Rate	19,421	6,072	6.91%	0.40
Conduit - Fixed Rate	15,043	12,315	4.20%	2.96
Legacy WMC CMBS (4)	82,962	42,565	5.95%	1.73

Total Non-Agency RMBS and Legacy WMC CMBS	$269,667	$253,984	3.46%	4.13
Less: Investments in Debt and Equity of Affiliates	$4,497	$10,038	0.31%	2.02
Total GAAP Non-Agency RMBS and Legacy WMC CMBS	$265,170	$243,946	4.55%	4.90
(1)Equity residual investments with a zero coupon rate are excluded from this calculation.
(2)Weighted average life is based on projected life. Typically, actual maturities are shorter than stated contractual maturities.
(3)Interest Only securities have no principal balances and bear interest based on a notional value. The notional value is used solely to determine interest distributions on the interest only classes of securities. The notional value of interest only classes included in the Non-QM Loans, Agency-Eligible Loans, Home Equity Loans, and Re- and Non-Performing Loans line items was $289.0 million, $40.4 million, $249.1 million, and $0.7 million, respectively.
(4)There are Legacy WMC CMBS with an unpaid principal balance of $23.5 million and a fair value of $6.3 million which are on non-accrual or cost recovery status.

The following table presents the fair value of our Non-Agency RMBS and Legacy WMC CMBS by credit rating as of December 31, 2025 (in thousands).

Credit Rating (1)	Non-Agency RMBS	Legacy WMC CMBS
AAA	$78,125	$—
AA	7,664	—
A	15,766	—
BBB	25,067	—
BB	16,844	6,004
B	13,104	1,151
Below B	—	35,353
Not Rated	54,849	57
Total	$211,419	$42,565
Less: Investments in Debt and Equity of Affiliates	10,038	—
Total: GAAP Basis	$201,381	$42,565
(1)Represents the minimum rating for rated assets of S&P, Moody's, Morningstar, and Fitch credit ratings, stated in terms of the S&P equivalent.

The following table presents the geographic concentration of the underlying collateral for our Non-Agency RMBS and Legacy WMC CMBS portfolios as of December 31, 2025 ($ in thousands).

Non-Agency RMBS			Legacy WMC CMBS
Geographic Location	Concentration	Fair Value	Geographic Location	Concentration	Fair Value
California	29.3%	$61,861	California	41.1%	$17,502
Florida	10.2%	21,600	Minnesota	22.0%	9,372
New York	6.6%	13,978	Texas	9.6%	4,107
Texas	4.2%	8,792	New York	7.9%	3,363
New Jersey	3.5%	7,444	Pennsylvania	5.1%	2,162
Other	46.2%	97,744	Other	14.3%	6,059
Total	100.0%	$211,419	Total	100.0%	$42,565

Agency RMBS

Although our investment activities primarily include acquiring and securitizing newly-originated residential mortgage loans, from time to time we invest excess liquidity into Agency RMBS. The following table presents the fair value, constant prepayment rate (“CPR”), coupon, and weighted average life of our Agency RMBS portfolio as of December 31, 2025 ($ in thousands).

		Weighted Average
	Fair Value	CPR (1)	Coupon	Life (Years) (2)
Agency RMBS Interest Only	$16,358	8.4%	4.57%	5.17
(1)Represents the weighted average monthly CPRs published during the year for our in-place portfolio.
(2)Weighted average life is based on projected life. Typically, actual maturities are shorter than stated contractual maturities.

Financing activities

We use leverage to finance the purchase of our investment portfolio. Our leverage has primarily been in the form of repurchase agreements and facilities used to finance residential mortgage loans (which we refer to collectively as financing arrangements). We also utilize securitized debt to finance our loan portfolio. In addition, we may obtain financing through the issuance of senior unsecured notes.

Financing Arrangements

Repurchase agreements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a "haircut." The size of the haircut reflects the perceived risk associated with the pledged asset. Haircuts may change as our financing arrangements mature or roll and are sensitive to governmental regulations. Interest rates for our financing arrangements are determined based on prevailing rates (typically a spread over a base rate) corresponding to the terms of the borrowings, and interest is paid on a monthly basis or, for shorter term arrangements, at the end of the term. Repurchase agreements typically have a term of up to one year for loans and a term of 30 to 90 days for securities. Repurchase agreements are generally mark-to-market with respect to margin calls and recourse to us. We also have certain financing arrangements collateralized by residential mortgage loans which are recourse to us, but are not subject to mark-to-market margin calls. We had outstanding financing arrangements with six counterparties as of December 31, 2025.

Our financing arrangements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each financing arrangement, typical supplemental terms include requirements of minimum equity and liquidity, leverage ratios, and performance triggers. In addition, some of the financing arrangements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that we fail to comply with the covenants contained in these financing arrangements or are otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the associated agreement. As of December 31, 2025, we are in compliance with all of our financial covenants.

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

December 31, 2025	Leverage	Stockholders' Equity	Leverage Ratio
Securitized debt, at fair value (1)	$7,177,923
Financing arrangements (2)	826,394
Senior Unsecured Notes (2)	96,458
Restricted cash posted on Financing arrangements	(7,838)
GAAP Leverage	$8,092,937	$560,734	14.4x
Non-recourse financing arrangements (1)	(7,177,923)
Economic Leverage	$915,014	$560,734	1.6x
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

As described above, our distribution requirements are based on taxable income rather than GAAP net income. Differences between taxable income and GAAP net income include (i) unrealized gains and losses associated with investment and derivative portfolios which are marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized or settled, (ii) temporary differences related to amortization of premiums and discounts paid on investments, (iii) the timing and amount of deductions related to stock-based compensation, (iv) temporary differences related to the recognition of realized gains and losses on sold investments and certain terminated derivatives, (v) taxes, and (vi) differences between GAAP income or losses in our TRSs and taxable income resulting from dividend distributions to the REIT from our TRSs. Undistributed taxable income is based on current estimates and is not finalized until we file our annual tax return for that tax year, typically in October of the following year. As of December 31, 2025, we had estimated undistributed taxable income of approximately $0.12 per common share.

During the year ended December 31, 2025, the Company declared common stock dividends of $0.85 per share. During the same period, the Company declared and paid preferred stock dividends on its Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock of $2.06252, $2.00, and $2.784149, respectively.

Liquidity and capital resources

Our liquidity determines our ability to meet our cash obligations, including distributions to our stockholders, payment of our expenses, financing our investments and satisfying other general business needs.

Our principal sources of cash consist of borrowings under securitized debt and financing arrangements, principal and interest payments we receive on our investment portfolio, cash generated from our operating results, proceeds from the sale of investments, and proceeds from capital market transactions. We typically use cash to repay principal and interest on our securitized debt, financing arrangements and senior unsecured notes, to purchase loans, real estate securities, and other real estate related assets, to make dividend payments on our capital stock, to repurchase our capital stock, and to fund our operations. We may also generate liquidity when restricted cash that was pledged as collateral for clearing and executing trades, derivatives, and financing arrangements becomes unrestricted when the related collateral requirements are exceeded or at the maturity of the derivative or financing arrangement. Refer to "—Margin requirements" below discussing instances where we may use liquidity to meet margin requirements. As of December 31, 2025, we pledged Home Equity Loans with a fair value of $69.7 million and an unpaid principal balance of $66.8 million, in which we have no outstanding financing but have the ability to borrow at an advance rate of 87.5% of unpaid principal balance pledged as collateral. Of this available financing, $50 million is contractually committed. At December 31, 2025, we had $108.7 million of liquidity, which consisted of $57.8 million of cash and cash equivalents, $50.0 million of available committed financing on certain Home Equity Loans, and $0.9 million of unencumbered Agency RMBS available to support our liquidity needs.

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

Cash flows

The table below details changes to our cash, cash equivalents, and restricted cash for the years ended December 31, 2025 and 2024 (in thousands).

	Years Ended
	December 31, 2025	December 31, 2024	Change
Cash, cash equivalents, and restricted cash, Beginning of Period	$138,568	$125,573	$12,995

Net cash provided by (used in) operating activities (1)	59,570	55,839	3,731
Net cash provided by (used in) investing activities (2)	(1,667,255)	(713,131)	(954,124)
Net cash provided by (used in) financing activities (3)	1,545,438	670,287	875,151

Net change in cash, cash equivalents and restricted cash	(62,247)	12,995	(75,242)
Cash, cash equivalents, and restricted cash, End of Period	$76,321	$138,568	$(62,247)
(1)Cash provided by operating activities is primarily attributable to net interest income less operating expenses for the year ended December 31, 2025.
(2)Cash used in investing activities for the year ended December 31, 2025 was primarily attributable to purchases of residential mortgage loans and real estate securities, offset by principal repayments on our investment portfolio and proceeds from the sale of certain investments.
(3)Cash provided by financing activities for the year ended December 31, 2025 was primarily attributable to the proceeds from the issuance of securitized debt, offset by principal repayments on securitized debt, net repayments of repurchase agreements, and dividend payments.

Stock repurchase programs

On August 3, 2022, our Board of Directors authorized a stock repurchase program (the "2022 Repurchase Program") to repurchase up to $15.0 million of our outstanding common stock. The 2022 Repurchase Program does not have an expiration date and permits us to repurchase our shares through various methods, including open market repurchases, privately negotiated block transactions and Rule 10b5-1 plans. We may repurchase shares of our common stock from time to time in compliance with SEC regulations and other legal requirements. The extent to which we repurchase our shares, and the timing, manner, price, and amount of any such repurchases, will depend upon a variety of factors including market conditions and other corporate considerations as determined by management, as well as the limits of the 2022 Repurchase Program and our liquidity and business strategy. The 2022 Repurchase Program does not obligate us to acquire any particular amount of shares and may be modified or discontinued at any time. As of the date of this filing, approximately $1.5 million of common stock remained authorized for future share repurchases under the 2022 Repurchase Program. There were no shares repurchased during the years ended December 31, 2025 and 2024.

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

Equity distribution agreements

On November 6, 2024, we entered into separate equity distribution agreements (the "2024 Equity Distribution Agreements") with each of BTIG, LLC, JonesTrading Institutional Services LLC, Keefe, Bruyette & Woods, Inc. and Piper Sandler & Co. (collectively, the "2024 Sales Agents"), pursuant to which we may sell up to $75.0 million aggregate offering price of shares of our common stock from time to time through an "at-the-market" equity offering program under which the 2024 Sales Agents will act as sales agent. Prior to entering into the 2024 Equity Distribution Agreements, we terminated the equity distribution agreements related to our prior at-the-market program. We did not issue any shares of common stock under any of our equity distribution agreements then in effect during the years ended December 31, 2025 and 2024.

Acquisition of additional interest in AG Arc

On August 1, 2025, in connection with the acquisition of an additional 21.4% interest in AG Arc, we issued 2,027,676 restricted shares of common stock (the “Holder Shares”) to certain funds managed by an affiliate of TPG (the “Holders”) as consideration. Refer to Note 10 of the "Notes to Consolidated Financial Statements" for additional information. Pursuant to the registration rights agreement we entered into with the Holders, in August 2025, we filed a resale shelf registration statement on Form S-3 registering the resale of all the Holder Shares (the “Resale Shelf”), which was declared effective by the Securities and Exchange Commission in August 2025.

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

Management fee

The management fee is calculated and payable quarterly in arrears in an amount equal to 1.50% of our Stockholders’ Equity, per annum. For purposes of calculating the management fee, "Stockholders’ Equity" means the sum of the net proceeds from any issuances of equity securities (including preferred securities) since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance, and excluding any future equity issuance to the Manager), plus our retained earnings at the end of such quarter (without taking into account any non-cash equity compensation expense or other non-cash items described below incurred in current or prior periods), less any amount that we pay for repurchases of our common stock, excluding any unrealized gains, losses or other non-cash items that have impacted stockholders’ equity as reported in our financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP, and certain other non-cash charges after discussions between the Manager and our independent directors and after approval by a majority of our independent directors. Stockholders’ Equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders’ equity shown on our financial statements. The below table details the management fees incurred during the years ended December 31, 2025 and 2024 (in thousands).

	Years Ended
	December 31, 2025	December 31, 2024
Management fee to affiliate (1)	$9,266	$7,533
(1)For the year ended December 31, 2024, the Manager agreed to waive its right to receive management fees of $1.8 million pursuant to the MITT Management Agreement Amendment executed in connection with the WMC acquisition.

As of December 31, 2025 and 2024, we recorded management fees payable of $2.3 million and $2.3 million, respectively. The management fee payable is included within the "Due to affiliates" item within the "Other liabilities" line item on the consolidated balance sheets.

Incentive fee

The Manager is entitled to an annual incentive fee with respect to each applicable fiscal year, which will be equal to 15% of the amount by which our cumulative adjusted net income from November 22, 2021 exceeds the cumulative hurdle amount, which represents an 8% return (cumulative, but not compounding) on an equity hurdle base consisting of the sum of (i) $341.5 million and (ii) the gross proceeds of any subsequent public or private common stock offerings by us. The annual incentive fee will be payable in cash, or, at the option of our Board of Directors, shares of common stock or a combination of cash and shares. During the years ended December 31, 2025 and 2024, we did not incur any incentive fee expense.

Termination fee

Upon the occurrence of (i) our termination of the management agreement without cause or (ii) the Manager’s termination of the management agreement upon a breach by the Company of any material term of the management agreement, the Manager will be entitled to a termination fee equal to three times the average annual management fee during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter. As of December 31, 2025 and December 31, 2024, no event of termination of the management agreement had occurred.

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

The below table details the expense reimbursement incurred during the years ended December 31, 2025 and 2024 (in thousands).

	Years Ended
Consolidated statements of operations line item:	December 31, 2025	December 31, 2024
Non-investment related expenses (1)	$6,325	$5,715
Investment related expenses	670	477
Transaction related expenses	589	608
Expense reimbursements to Manager or its affiliates	$7,584	$6,800
(1)For the year ended December 31, 2024, our Manager agreed to waive its right to receive expense reimbursements of $1.1 million pursuant to the MITT Management Agreement Amendment executed in connection with the WMC acquisition.

As of December 31, 2025 and 2024, we recorded a reimbursement payable to our Manager or its affiliates of $2.1 million and $1.7 million, respectively. The reimbursement payable to the Manager or its affiliates is included within the "Due to affiliates" line item within the "Other liabilities" line item on the consolidated balance sheets.

Equity Incentive Plans

On May 5, 2025, following approval by stockholders at our annual stockholders meeting, our 2025 Equity Incentive Plan (the “2025 Equity Incentive Plan”) became effective. The maximum number of shares of our common stock that could be issued under the 2025 Equity Incentive Plan was 800,000 shares of common stock, plus 220,781 shares of common stock (which reflects the number of shares that remained available for issuance under the equity incentive plan approved in 2020 (the “2020 Equity Incentive Plan”) as of May 4, 2025), plus 130,000 shares of common stock that remained subject to outstanding awards under the 2020 Equity Incentive Plan but only to the extent that such shares become forfeited or otherwise lapse. As a result of the adoption of the 2025 Equity Incentive Plan, no additional awards will be granted under the 2020 Equity Incentive Plan (although awards previously made under the 2020 Equity Incentive Plan will remain in effect subject to the terms of the 2020 Equity Incentive Plan and the applicable award agreement).

Since inception of the 2025 Equity Incentive Plan and through December 31, 2025, we have granted an aggregate 25,401 shares of restricted common stock and 870 dividend equivalent units to its independent directors, all of which have vested. As of December 31, 2025, there were 994,510 remaining shares available to be issued under the 2025 Equity Incentive Plan.

As of December 31, 2025, we have 12,981 restricted stock units and 2,919 associated dividend equivalent units outstanding, all of which are fully vested and held by one of our independent directors. These units will be settled on a one-for-one basis in shares of our common stock upon the director's separation from service with us.

Manager Equity Incentive Plans

The AG Mortgage Investment Trust, Inc. 2021 Manager Equity Incentive Plan (the "2021 Manager Plan"), which became effective on April 7, 2021 following the approval of our stockholders at our 2021 annual meeting of stockholders, provides for a maximum of 573,425 shares of common stock that may be subject to awards thereunder to our Manager. As of December 31, 2025, there were no shares or awards issued under the 2021 Manager Plan. Following the execution of the Third Amendment to our management agreement in November 2021 related to the incentive fee, our compensation committee no longer expects to continue its historical practice of making periodic equity grants to the Manager pursuant to the 2021 Manager Plan.

Unfunded commitments

See Note 12 of the "Notes to Consolidated Financial Statements" for detail on our commitments as of December 31, 2025.

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

We record TBA purchases and sales on the trade date and present the purchase or receipt net of the corresponding payable or receivable until the settlement date of the transaction. Refer to Note 7 to the "Notes to Consolidated Financial Statements" for additional detail on TBAs as of December 31, 2025, if applicable.

For additional information on our commitments as of December 31, 2025, refer to Note 12 of the "Notes to Consolidated Financial Statements." We do not expect these commitments, taken as a whole, to be significant to, or to have a material impact on, our overall liquidity or capital resources or our operations.

Critical accounting policies and estimates

We prepare our consolidated financial statements in conformity with GAAP, which requires the use of estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of income and expenses during the reporting period. These estimates are based, in part, on our judgment and assumptions regarding various economic conditions that we believe are reasonable based on facts and circumstances existing at the time of reporting. We believe that the estimates, judgments and assumptions utilized in the preparation of our consolidated financial statements are prudent and reasonable. Although our estimates contemplate conditions as of December 31, 2025 and how we expect them to change in the future, it is reasonably possible that actual conditions could be different than anticipated in arriving at those estimates, which could materially affect reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the periods presented.

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

Refer to Note 5 to the "Notes to Consolidated Financial Statements" in Part II, Item 8 of this Annual Report on Form 10-K, for additional information on our assets and liabilities accounted for at fair value at December 31, 2025, including the significant inputs used to estimate their fair values and the impact the changes in their fair values had to our financial condition and results of operations.

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

Investment consolidation

When we have a variable interest in an entity, we are required to determine whether the entity is a variable interest entity ("VIE") or a voting interest entity ("VOE"), the classification of which will determine the consolidation model that we are required to follow when determining whether we should consolidate the entity. When an entity does not possess the characteristics of a VIE, we will determine whether we have a controlling financial interest and meet the criteria for consolidation under the voting interest entity model.

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

Recent accounting pronouncements

Recent accounting pronouncements impacting us include (i) Income Taxes and (ii) Expense Disaggregation. For additional information related to these recent accounting pronouncements and their impact on our consolidated financial statements, see Note 2 to the "Notes to Consolidated Financial Statements."

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

Interest rate sensitivity

The following table quantifies the estimated percent change in GAAP equity, the fair value of our assets, and projected net interest income should interest rates go up or down instantaneously by 25, 50, and 75 basis points, assuming (i) the yield curves of the rate shocks will be parallel to each other and the current yield curve and (ii) all other market risk factors remain constant. These estimates were compiled using a combination of third-party services and models, market data and internal models. All changes in equity, assets, and income are measured as percentage changes from the GAAP equity, assets, and projected net interest income from our base interest rate scenario. The base interest rate scenario assumes spot and forward interest rates existing as of December 31, 2025. Actual results could differ materially from these estimates.

Agency RMBS and Agency-Eligible Loan assumptions attempt to predict default and prepayment activity at projected interest rate levels. To the extent that these estimates or other assumptions do not hold true, actual results will likely differ materially from projections and could result in percentage changes larger or smaller than the estimates in the table below. Moreover, if different models were employed in the analysis, materially different projections could result. In addition, while the table below reflects the estimated impact of interest rate increases and decreases on a static portfolio as of December 31, 2025, our Manager may from time to time sell any of our investments as a part of the overall management of our investment portfolio.

Change in Interest Rates (basis points) (1)(2)	Change in Fair Value as a Percentage of GAAP Equity (3)	Change in Fair Value as a Percentage of Assets (3)	Percentage Change in Projected Net Interest Income (4)
75	(1.8)%	(0.1)%	0.3%
50	(1.2)%	(0.1)%	0.3%
25	(0.6)%	—%	0.3%
(25)	0.6%	—%	(0.4)%
(50)	1.2%	0.1%	(0.8)%
(75)	1.8%	0.1%	(1.2)%
(1)Includes investments held through affiliated entities that are reported as "Investments in debt and equity of affiliates" on our consolidated balance sheet, but excludes AG Arc.
(2)Does not include cash investments, which typically have overnight maturities and are not expected to change in value as interest rates change.
(3)Changes in fair value as a percentage of GAAP equity and assets are inclusive of forward purchase commitments to acquire Non-Agency Loans and Agency-Eligible Loans as of December 31, 2025.
(4)Interest income includes trades settled as of December 31, 2025.

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

Real estate value risk

Residential property values are subject to volatility and may be affected adversely by a number of factors outside of our control, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as an oversupply of housing); natural disasters, the effects of climate change (including flooding, drought, wildfire, tornadoes and severe weather) and other natural events; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. Decreases in property values could cause us to suffer losses and reduce the value of the collateral underlying our investment portfolio as well as the potential sale proceeds available to repay our loans in the event of a default. In addition, substantial decreases in property values can increase the rate of strategic defaults by residential mortgage borrowers which can impact and create significant uncertainty in the recovery of principal and interest on our investments.

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

To the stockholders and the Board of Directors of TPG Mortgage Investment Trust, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of TPG Mortgage Investment Trust, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fair value measurements – financial instruments valued using significant unobservable inputs — Refer to Note 5 to the financial statements

Critical Audit Matter Description

As of December 31, 2025, the Company had recognized on its consolidated balance sheet certain fair value measurements that are valued using significant unobservable inputs: $8.0 billion in securitized residential mortgage loans, $199.7 million in residential mortgage loans, $260.3 million in real estate securities, $55.4 million in commercial loans, and $7.2 billion in securitized debt. Management determined the fair value of these financial instruments by applying the discounted cash flow methodology and using significant unobservable inputs. Determining an estimate of fair value for each of these financial instruments required management to use significant judgment in selecting the appropriate inputs and assumptions to use, particularly market-implied discount rates, projections of default rates, delinquency rates, prepayment rates, loss severity, and recovery rates.

Given the significant judgments made by management to estimate the fair value of the Company's securitized residential mortgage loans, residential mortgage loans, real estate securities, commercial loans, and securitized debt, performing audit procedures to evaluate the reasonableness of management’s selected inputs and assumptions, particularly market-implied discount rates, projections of default rates, delinquency rates, prepayment rates, loss severity, and recovery rates, required a high degree of auditor judgement and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company's fair value measurements using significant unobservable inputs included the following, among others:
•We tested the effectiveness of internal controls over the Company’s fair value measurements, including controls over management's review of the appropriateness of selected inputs and assumptions, including market-implied discount rates, projections of default rates, delinquency rates, prepayment rates, loss severity, and recovery rates.
•We tested the Company's fair value measurements by performing the following:
–With the assistance of our fair value specialists, we evaluated the valuation methodology used by the Company. We independently developed a range of fair value estimates for the Company's securitized residential mortgage loans, residential mortgage loans, real estate securities, commercial loans, and securitized debt based on market data and compared them to the Company's fair value measurements.
–We reviewed external market information, including external market reports, analyzed trends in market prices, and considered any recent transactions involving similar financial instruments to determine if the Company's selected inputs and assumptions were reasonable and consistent with those used by market participants.
–We considered whether events or transactions occurred after the balance sheet date, but before the completion of the audit, which could affect the Company’s fair value measurements and disclosures, including significant market movements or changes in economic conditions.

/s/ DELOITTE & TOUCHE LLP
New York, New York
February 25, 2026
We have served as the Company's auditor since 2024.

TPG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except per share data)

	December 31, 2025	December 31, 2024
Assets
Securitized residential mortgage loans, at fair value - $766,901 and $705,294 pledged as collateral, respectively (1)	$7,999,619	$6,197,678
Residential mortgage loans, at fair value - $198,596 and $215,773 pledged as collateral, respectively	199,677	220,217
Commercial loans, at fair value - $55,376 and $67,005 pledged as collateral, respectively	55,376	67,005
Real estate securities, at fair value - $231,894 and $165,393 pledged as collateral, respectively	260,304	201,360
Investments in debt and equity of affiliates	61,333	46,841
Cash and cash equivalents	57,832	118,662
Restricted cash	18,489	19,906
Other assets - $319 and $0 pledged as collateral, respectively	58,900	41,940
Total Assets	$8,711,530	$6,913,609

Liabilities
Securitized debt, at fair value (1)	$7,177,923	$5,491,967
Financing arrangements	826,394	742,108
Senior unsecured notes	96,458	95,721
Dividend payable	7,301	5,632
Other liabilities (2)	42,720	34,758
Total Liabilities	8,150,796	6,370,186
Commitments and Contingencies (Note 12)
Stockholders' Equity
Preferred stock - $227,991 aggregate liquidation preference	220,472	220,472
Common stock, par value $0.01 per share; 450,000 shares of common stock authorized and 31,744 and 29,640 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	317	296
Additional paid-in capital	840,401	824,380
Retained earnings/(deficit)	(500,456)	(501,725)
Total Stockholders' Equity	560,734	543,423

Total Liabilities & Stockholders' Equity	$8,711,530	$6,913,609
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

TPG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

	Years Ended
	December 31, 2025	December 31, 2024
Net Interest Income
Interest income	$480,330	$408,495
Interest expense	403,797	342,603
Total Net Interest Income	76,533	65,892

Other Income/(Loss)
Net interest component of interest rate swaps	3,447	7,617
Net realized gain/(loss)	(11,083)	(2,918)
Net unrealized gain/(loss)	20,853	16,956
Total Other Income/(Loss)	13,217	21,655

Expenses
Management fee to affiliate (1)	9,266	7,533
Non-investment related expenses (1)	10,819	10,620
Investment related expenses (1)	15,625	13,522
Transaction related expenses (1)	7,305	3,164
Total Expenses	43,015	34,839

Income/(loss) before equity in earnings/(loss) from affiliates	46,735	52,708

Equity in earnings/(loss) from affiliates	2,821	3,141
Net Income/(Loss) before Income Taxes	49,556	55,849

Income tax expense	888	112
Net Income/(Loss)	48,668	55,737

Dividends on preferred stock	21,242	19,353

Net Income/(Loss) Available to Common Stockholders	$27,426	$36,384

Earnings/(Loss) Per Share of Common Stock
Basic	$0.90	$1.23
Diluted	$0.90	$1.23

Weighted Average Number of Shares of Common Stock Outstanding
Basic	30,542	29,487
Diluted	30,562	29,514

(1)Refer to Note 10 for additional details on related party transactions.

The accompanying notes are an integral part of these consolidated financial statements.

TPG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(in thousands)

	Common Stock		Preferred Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)
	Shares	Amount				Total
Balance at January 1, 2024	29,437	$294	$220,472	$823,715	$(516,113)	$528,368
Grant of restricted stock and amortization of equity based compensation	203	2	—	665	—	667
Common dividends declared (1)	—	—	—	—	(22,137)	(22,137)
Preferred dividends declared (2)	—	—	—	—	(19,212)	(19,212)
Net Income/(Loss)	—	—	—	—	55,737	55,737
Balance at December 31, 2024	29,640	$296	$220,472	$824,380	$(501,725)	$543,423

Balance at January 1, 2025	29,640	$296	$220,472	$824,380	$(501,725)	$543,423
Issuance of common stock	2,028	20	—	15,310	—	15,330
Grant of restricted stock and amortization of equity based compensation	76	1	—	711	—	712
Common dividends declared (1)	—	—	—	—	(26,132)	(26,132)
Preferred dividends declared (2)	—	—	—	—	(21,267)	(21,267)
Net Income/(Loss)	—	—	—	—	48,668	48,668
Balance at December 31, 2025	31,744	$317	$220,472	$840,401	$(500,456)	$560,734
(1)For the years ended December 31, 2025 and 2024, dividends totaling $0.85 and $0.75 per share of common stock outstanding were declared, respectively.
(2)For the years ended December 31, 2025 and 2024, dividends totaling $2.06252 and $2.06252 per share of Series A Preferred Stock, $2.00 and $2.00 per share of Series B Preferred Stock, and $2.784149 and $2.233117 per share of Series C Preferred Stock outstanding were declared, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

TPG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended
	December 31, 2025	December 31, 2024
Cash Flows from Operating Activities
Net income/(loss)	$48,668	$55,737
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Net amortization of premium/(discount)	22,967	10,722
Net realized (gain)/loss	11,083	2,918
Net unrealized (gain)/loss	(20,853)	(16,956)
Grant of restricted stock and amortization of equity based compensation	712	667
Equity in (earnings)/loss from affiliates	(2,821)	(3,141)
Distributions of income from investments in debt and equity of affiliates	—	1,493
Change in operating assets/liabilities:
Other assets	4,672	10,199
Other liabilities	(4,858)	(5,800)
Net cash provided by (used in) operating activities	59,570	55,839

Cash Flows from Investing Activities
Purchases of residential mortgage loans	(3,049,333)	(1,755,347)
Purchases of real estate securities	(81,219)	(654,089)
Investments in debt and equity of affiliates	(114)	—
Proceeds from sales of residential mortgage loans	407,158	355,229
Proceeds from sales of real estate securities	6,840	607,144
Principal repayments on residential mortgage loans	1,040,034	711,161
Principal repayments on real estate securities	31,004	22,056
Principal funding on residential mortgage loans	(17,691)	(2,070)
Distributions received in excess of income from investments in debt and equity of affiliates	4,179	11,015
Net settlement of interest rate swaps and other instruments	(11,399)	(12,449)
Net settlement of TBAs	(2,720)	24
Cash flows provided by other investing activities	6,006	4,195
Net cash provided by (used in) investing activities	(1,667,255)	(713,131)

Cash Flows from Financing Activities
Net borrowings under (repayments of) financing arrangements	134,408	(12,634)
Principal repayments on fixed-rate long-term financing arrangements	(49,312)	(11,204)
Proceeds from issuance of senior unsecured notes	—	95,217
Repurchases of convertible senior unsecured notes	—	(7,059)
Principal repayments of convertible senior unsecured notes	—	(79,120)
Deferred financing costs paid	(345)	(251)
Proceeds from issuance of securitized debt	2,748,808	1,380,278
Principal repayments on securitized debt	(1,242,391)	(657,751)
Dividends paid on common stock	(24,463)	(17,977)
Dividends paid on preferred stock	(21,267)	(19,212)
Net cash provided by (used in) financing activities	1,545,438	670,287

	Years Ended
	December 31, 2025	December 31, 2024
Net change in cash and cash equivalents and restricted cash	(62,247)	12,995
Cash and cash equivalents and restricted cash, Beginning of Year	138,568	125,573
Cash and cash equivalents and restricted cash, End of Year	$76,321	$138,568

Supplemental disclosure of cash flow information:
Cash paid for interest	$374,378	$308,272
Cash paid for income taxes	$618	$141
Supplemental disclosure of non-cash financing and investing activities:
Transfer from residential mortgage loans to securitized residential mortgage loans	$2,948,893	$1,472,616
Transfer from securitized residential mortgage loans to residential mortgage loans	$313,920	$—
Common stock dividends declared but not paid	$7,301	$5,632
Transfer from residential mortgage loans to other assets	$—	$4,889
Issuance of common stock (Note 10)	$15,330	$—
Investment in debt and equity of affiliates (Note 10)	$15,330	$—

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$57,832	$118,662
Restricted cash	18,489	19,906
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$76,321	$138,568

The accompanying notes are an integral part of these consolidated financial statements.

TPG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Organization

TPG Mortgage Investment Trust, Inc. (the "Company" or "MITT") is a residential mortgage REIT with a focus on investing in a diversified risk-adjusted portfolio of residential mortgage-related assets in the U.S. mortgage market. The Company’s investment activities primarily include acquiring and securitizing newly-originated residential mortgage loans within the non-agency segment of the housing market. The Company obtains its residential mortgage loans through Arc Home, LLC ("Arc Home"), a residential mortgage loan originator in which the Company owned an approximate 66.0% interest as of December 31, 2025, and through other third-party origination partners.

The Company’s assets, excluding its ownership in Arc Home, include Residential Investments, Agency RMBS and Legacy WMC Commercial Investments. Currently, its Residential Investments primarily consist of Non-Agency Loans, Agency-Eligible Loans, Home Equity Loans, and Non-Agency RMBS collateralized by these loan types. The Company may invest in other types of residential mortgage loans and other mortgage related assets. The Company's asset classes are primarily comprised of the following:

Asset Class	Description
Residential Investments
Non-Agency Loans(1)
•Non-Agency Loans are loans that do not conform to the underwriting guidelines of a government-sponsored enterprise ("GSE"). Non-Agency Loans consist of Qualified mortgage loans ("QM Loans") and Non-Qualified mortgage loans ("Non-QM Loans") which are collateralized by a first lien mortgaged property. QM Loans are residential mortgage loans that comply with the Ability-To-Repay rules and related guidelines of the Consumer Financial Protection Bureau.

Agency-Eligible Loans(1)
•Agency-Eligible Loans are loans that are collateralized by a first lien mortgaged property and are primarily secured by investment properties. These loans are underwritten in accordance with GSE guidelines, but are not guaranteed by a GSE. Although these loans are underwritten in accordance with GSE guidelines and can be delivered to Fannie Mae and Freddie Mac, the Company includes these loans within its Non-Agency securitizations.

Home Equity Loans(1)
•Home Equity Loans consist of revolving lines of credit and closed-end loans secured primarily by second liens on residential mortgaged properties. These products provide borrowers with access to home equity without requiring the payoff of an existing mortgage. Revolving lines of credit generally feature an initial draw period of 3 to 5 years, after which the balances convert to 15- or 25-year amortizing loans. Closed-end home equity loans are primarily fixed-rate obligations where the full principal amount is funded at origination and repaid through a fully amortizing schedule with original terms to maturity ranging from 10 to 30 years.

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
(3)These investments include commercial loans and CMBS (collectively, the "Legacy WMC Commercial Investments") that were acquired in connection with the acquisition of Western Asset Mortgage Capital Corporation ("WMC") on

TPG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 6, 2023. The Company expects to either hold the Legacy WMC Commercial Investments until maturity or opportunistically exit these investments.

The Company conducts its business through two reportable segments: (i) Loans and Securities and (ii) Arc Home. This reflects how the Company manages its business and analyzes and reports its results of operations. Refer to Note 13 for additional details on segment reporting.

The Company was incorporated in the state of Maryland on March 1, 2011 and commenced operations in July 2011. The Company conducts its operations to qualify and be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). The Company is externally managed by AG REIT Management, LLC, a Delaware limited liability company (the "Manager"), a wholly-owned subsidiary of TPG Inc. ("TPG"). The Manager has delegated to Angelo, Gordon & Co., L.P. ("TPG Angelo Gordon"), an affiliate of TPG, the overall responsibility of its day-to-day duties and obligations arising under the management agreement.

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

TPG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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

Investments in debt and equity of affiliates

The Company’s unconsolidated ownership interests in affiliates are accounted for using the equity method in accordance with ASC 323, "Investments – Equity Method and Joint Ventures." Substantially all of the Company’s investments held through affiliated entities are comprised of real estate securities, loans and its interest in AG Arc LLC ("AG Arc"). Certain entities have chosen to make a fair value election on their financial instruments pursuant to ASC 825; as such, the Company will treat these financial instruments consistently with this election. Income or losses, net of income taxes, recognized by the Company from its investments in debt and equity of affiliates are recorded in the "Equity in earnings/(loss) from affiliates" line item on the Company's consolidated statement of operations.

Arc Home

From time to time, the Company acquires newly originated residential mortgage loans from Arc Home. In connection with the sale of loans from Arc Home to the Company, gains or losses recorded by Arc Home are consolidated into AG Arc LLC ("AG Arc"). In accordance with ASC 323-10, for loans acquired from Arc Home that remain on the Company's consolidated balance sheet at year end, the Company eliminates any profits or losses typically recognized through the "Equity in earnings/(loss) from affiliates" line item on the Company's consolidated statement of operations and adjusts the cost basis of the underlying loans resulting in unrealized gains or losses recorded within the "Net unrealized gain/(loss)" line item on the consolidated statement of operations.

Additionally, the Company enters into forward purchase commitments with Arc Home whereby the Company commits to purchase residential mortgage loans from Arc Home at a particular price on a best-efforts basis. See the "Accounting for derivative financial instruments - Forward purchase commitments" policy below and Note 10 for additional detail.

Investment consolidation

When the Company has a variable interest in an entity, it is required to determine whether the entity is a variable interest entity ("VIE") or a voting interest entity ("VOE"), the classification of which will determine the consolidation model that the Company is required to follow when determining whether it should consolidate the entity. When an entity does not possess the characteristics of a VIE, the Company will determine whether it has a controlling financial interest and meets the criteria for consolidation under the voting interest entity model.

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

TPG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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

A Special Purpose Entity ("SPE") is an entity designed to fulfill a specific limited need of the company that organized it. SPEs are often used to facilitate transactions that involve securitizing financial assets. The objective of such transactions may include obtaining non-recourse financing, obtaining liquidity or refinancing the underlying securitized financial assets on improved terms. Securitization involves transferring assets to an SPE to convert all or a portion of those assets into cash before they would have been realized in the normal course of business through the SPE’s issuance of debt or equity instruments. Investors in an SPE usually have recourse only to the assets in the SPE and depending on the overall structure of the transaction, may benefit from various forms of credit enhancement, such as over-collateralization in the form of excess assets in the SPE, priority with respect to receipt of cash flows relative to holders of other debt or equity instruments issued by the SPE, or a line of credit or other form of liquidity agreement that is designed with the objective of ensuring that investors receive principal and/or interest cash flow on the investment in accordance with the terms of their investment agreement.

The Company enters into securitization transactions collateralized by its Non-Agency Loans/Agency-Eligible Loans, Home Equity Loans, and re- and non-performing loans (the trusts in which these loans are deposited are referred to as "Non-Agency VIEs", "Home Equity VIEs", and "RPL/NPL VIEs", respectively), which may result in the Company consolidating the respective VIEs that are created to facilitate these securitizations. Based on the evaluations of each VIE, the Company may conclude that the VIEs should be consolidated and, as a result, transferred assets of these VIEs would be determined to be secured borrowings. Upon consolidation, the Company elected the fair value option pursuant to ASC 825 for the assets and liabilities of the Non-Agency VIEs, Home Equity VIEs, and RPL/NPL VIEs. Electing the fair value option allows the Company to record changes in fair value in the consolidated statement of operations, which, in management's view, more appropriately reflects the results of operations for a particular reporting period as all activities will be recorded in a similar manner. The Company applied the guidance under ASC 810-10 (Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity) whereby the Company determines whether the fair value of the assets or liabilities of the Non-Agency VIEs, Home Equity VIEs, and RPL/NPL VIEs are more observable as a basis for measuring the less observable financial instruments. The Company has determined that the fair value of the liabilities of the Non-Agency VIEs, Home Equity VIEs, and RPL/NPL VIEs are more observable since the prices for these liabilities are more easily determined as similar instruments trade more frequently on a relative basis than the individual assets of the VIEs. See Note 3 for more detail regarding the Non-Agency VIEs, Home Equity VIEs, and RPL/NPL VIEs.

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

TPG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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

Cash and cash equivalents

Cash is comprised of cash on deposit with financial institutions. The Company classifies highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents. Cash equivalents may include cash invested in money market funds. Cash and cash equivalents are carried at cost, which approximates fair value. As of December 31, 2025 the Company held $57.8 million of cash and cash equivalents, of which $56.0 million were cash equivalents. As of December 31, 2024, the Company held $118.7 million of cash and cash equivalents, of which $118.0 million were cash equivalents. The Company places its cash with high credit quality institutions to minimize credit risk exposure. Cash pledged to the Company as collateral is unrestricted in use and, accordingly, is included as a component of "Cash and cash equivalents" on the consolidated balance sheets. Any cash held by the Company as collateral is included in the "Other liabilities" line item on the consolidated balance sheets. "Other liabilities" does not include variation margin received on centrally cleared derivatives. Refer to the "Accounting for derivative financial instruments" policy below for additional detail.

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

Accounting for real estate owned

Real Estate Owned ("REO") represents real estate property acquired by the Company through foreclosure and classified as held for sale. Upon completion of a foreclosure, the Company initially records an REO at fair value less estimated costs to sell the property. In subsequent periods, REO is reported at the lower of the current carrying amount or fair value less estimated selling costs. REO is included in the "Other assets" line item on the consolidated balance sheets. Any gains or losses recognized on foreclosure as well as realized gains or losses on the disposition of REO are reported by the Company in the "Net realized gain/(loss)" line item on the consolidated statements of operations.

Financing arrangements

The Company finances the acquisition of certain assets within its portfolio through the use of financing arrangements. Financing arrangements primarily include repurchase agreements and facilities used to finance residential mortgage loans. Financing arrangements are carried at their contractual amounts as specified in the respective agreements. The carrying amount of the Company’s repurchase agreements and residential mortgage loan facilities approximates fair value.

The Company pledges certain loans or securities as collateral under financing arrangements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. The amounts available to be borrowed under repurchase agreements and residential mortgage loan facilities are dependent upon the fair value of the loans or securities pledged as collateral, which can fluctuate with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance, and real estate industries. If the fair value of pledged assets declines due to changes in market conditions, lenders typically would require the Company to post additional securities as collateral, pay down borrowings, or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as margin calls. The Company maintains a level of liquidity in order to meet these obligations. The fair value of financial instruments pledged as collateral on the Company’s financing arrangements represents the Company’s fair value of such instruments which may differ from the fair value assigned to the collateral by its counterparties. If the fair value of pledged assets increases due to changes in market conditions, counterparties may be required to return collateral to the Company in the form of securities or cash or post additional collateral to the Company. Financings pursuant to repurchase agreements and revolving facilities are generally recourse to the Company. As of December 31, 2025 and 2024, the Company had met all margin call requirements.

TPG Mortgage Investment Trust Inc. and Subsidiaries
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

Accounting for derivative financial instruments

Derivative contracts

The Company enters into derivative contracts as a means of mitigating interest rate risk rather than to enhance returns. The Company accounts for derivative financial instruments in accordance with ASC 815-10, "Derivatives and Hedging." ASC 815-10 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value with corresponding changes in fair value recognized in the "Net unrealized gain/loss" line item in consolidated statement of operations. The Company records derivative asset and liability positions on a gross basis with respect to its counterparties. During the period in which the Company unwinds a derivative, it records a realized gain or loss in the "Net realized gain/(loss)" line item in the consolidated statement of operations. As of December 31, 2025 and 2024, the Company did not have any interest rate derivatives designated as hedges for accounting purposes.

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

The initial margin posted in respect of derivative instruments is recorded as restricted cash on the consolidated balance sheets. The daily exchange of variation margin associated with a CCP instrument is legally characterized as the daily settlement of the derivative instrument itself, as opposed to a pledge of collateral. Accordingly, the Company accounts for the daily receipt or payment of variation margin associated with its centrally cleared derivative instruments as a direct reduction to the carrying value of the derivative asset or liability, respectively. The daily receipt or payment is included as a settlement of the derivative in cash flows from investing activities on the consolidated statement of cash flows. The carrying amount of centrally cleared derivative instruments reflected in the Company’s consolidated balance sheets approximates the unsettled fair value of such instruments. As variation margin is exchanged on a one-day lag, the unsettled fair value of such instruments represents the change in fair value that occurred on the last day of the reporting period.

To-be-announced securities

A to-be-announced security ("TBA") is a forward contract for the purchase or sale of Agency RMBS at a predetermined price, face amount, issuer, coupon and stated maturity on an agreed-upon future date. The specific Agency RMBS delivered into or received from the contract upon the settlement date, published each month by the Securities Industry and Financial Markets Association, are not known at the time of the transaction. The Company may also choose, prior to settlement, to move the settlement of these securities out to a later date by entering into an offsetting short or long position (referred to as a pair off), net settling the paired off positions for cash, simultaneously purchasing or selling a similar TBA contract for a later settlement date. This transaction is commonly referred to as a dollar roll. The Agency RMBS purchased or sold for a forward settlement date are typically priced at a discount to Agency RMBS for settlement in the current month. This difference, or discount, is referred to

TPG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
as the price drop. The price drop is the economic equivalent of net interest carry income on the underlying Agency RMBS over the roll period (interest income less implied financing cost) and is commonly referred to as dollar roll income/(loss). Consequently, forward purchases of Agency RMBS and dollar roll transactions represent a form of off-balance sheet financing. Dollar roll income is recognized in the consolidated statement of operations in the "Net unrealized gain/(loss)" or "Net realized gain/(loss)" line items.

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

Loans are typically moved to non-accrual status and income recognition is suspended if the loan becomes 90 days or more delinquent. Additionally, when management concludes that full recovery of all interest and principal on a loan or real estate security is doubtful, the Company may stop accruing interest or place the asset on cost recovery status. For assets where the cost recovery method is applied, the receipt of principal or coupon interest is recorded as a reduction to the amortized cost until collection of all contractual components are reasonably assured.

TPG Mortgage Investment Trust Inc. and Subsidiaries
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

Transaction related expenses

The Company incurs transaction related expenses when acquiring or disposing of its investments and prior to or at the time of executing securitizations. In accordance with ASC 825 "Financial Instruments," nonrefundable fees and costs associated with originating or acquiring loans that are carried at fair value shall be recognized in earnings as incurred. Transaction related expenses are accrued and expensed during the period in which they are incurred and are included in the "Transaction related expenses" line item on the consolidated statement of operations.

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

TPG Mortgage Investment Trust Inc. and Subsidiaries
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

Recent accounting pronouncements

Income taxes

In December 2023, the FASB issued ASU 2023-09, "Improvements to Income Tax Disclosures (Topic 740)", which focuses on income tax disclosures around effective tax rates and cash income taxes paid. This standard requires entities to provide additional information about federal, state and foreign income taxes and reconciling items in the rate reconciliation table, and to disclose further disaggregation of income taxes paid (net of refunds received) by federal (national), state and foreign taxes by jurisdiction. For public business entities, the ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The guidance should be applied prospectively, but entities have the option to apply it retrospectively for each period presented. The Company adopted ASU 2023-09 on a prospective basis during the year ended December 31, 2025. The adoption did not have a material impact on the consolidated financial statements.

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

TPG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

3. Loans

Residential mortgage loans

The tables below detail information regarding the Company’s residential mortgage loan portfolio by collateral type as of December 31, 2025 and 2024 ($ in thousands). The gross unrealized gains/(losses) in the table below represent inception to date gains/(losses) since acquisition.

	Unpaid Principal Balance			Gross Unrealized			Weighted Average
December 31, 2025		Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield (1)	Life (Years) (2)
Securitized residential mortgage loans, at fair value (3)
Non-Agency Loans (4)	$7,026,365	$59,755	$7,086,120	$84,870	$(266,118)	$6,904,872	5.87%	5.74%	7.30
Home Equity Loans	874,718	61,241	935,959	24,574	—	960,533	9.81%	7.70%	5.43
Re- and Non-Performing Loans	155,984	(9,693)	146,291	—	(12,077)	134,214	4.22%	5.93%	5.54
Total Securitized residential mortgage loans, at fair value	$8,057,067	$111,303	$8,168,370	$109,444	$(278,195)	$7,999,619	6.27%	5.97%	7.07

Residential mortgage loans, at fair value
Agency-Eligible Loans	$20,524	$326	$20,850	$299	$—	$21,149	6.83%	6.34%	4.83
Home Equity Loans	135,804	5,913	141,717	663	(41)	142,339	9.07%	7.77%	4.83
Non-Agency Loans	36,578	638	37,216	18	(2,126)	35,108	6.14%	3.62%	4.17
Re- and Non-Performing Loans	1,140	(696)	444	637	—	1,081	N/A	NM	1.12
Total Residential mortgage loans, at fair value	$194,046	$6,181	$200,227	$1,617	$(2,167)	$199,677	8.27%	7.22%	4.68

Total as of December 31, 2025	$8,251,113	$117,484	$8,368,597	$111,061	$(280,362)	$8,199,296	6.32%	6.00%	7.01

	Unpaid Principal Balance			Gross Unrealized			Weighted Average
December 31, 2024		Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield (1)	Life (Years) (2)
Securitized residential mortgage loans, at fair value (3)
Non-Agency Loans (4)	$6,382,814	$5,817	$6,388,631	$28,767	$(372,801)	$6,044,597	5.59%	5.68%	8.12
Re- and Non-Performing Loans	182,501	(11,515)	170,986	—	(17,905)	153,081	3.43%	6.55%	5.53
Total Securitized residential mortgage loans, at fair value	$6,565,315	$(5,698)	$6,559,617	$28,767	$(390,706)	$6,197,678	5.53%	5.70%	8.05

Residential mortgage loans, at fair value
Agency-Eligible Loans	$101,570	$908	$102,478	$31	$(364)	$102,145	6.89%	6.58%	4.95
Home Equity Loans	99,863	1,625	101,488	2,509	(33)	103,964	10.35%	9.89%	4.30
Non-Agency Loans	13,098	(273)	12,825	101	(647)	12,279	7.54%	4.72%	3.76
Re- and Non-Performing Loans	2,016	(1,168)	848	981	—	1,829	N/A	103.24%	1.37
Total Residential mortgage loans, at fair value	$216,547	$1,092	$217,639	$3,622	$(1,044)	$220,217	8.54%	8.39%	4.54

Total as of December 31, 2024	$6,781,862	$(4,606)	$6,777,256	$32,389	$(391,750)	$6,417,895	5.62%	5.79%	7.93
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

TPG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following tables present information regarding the delinquency status of the Company's residential mortgage loans ($ in thousands).

	Unpaid Principal Balance		Aging by Unpaid Principal Balance (1)
December 31, 2025		Loan Count (1)	Current	30-59 Days	60-89 Days	90+ Days (2)
Securitized residential mortgage loans
Non-Agency Loans	$7,026,365	18,430	$6,833,324	$76,326	$32,323	$84,392
Home Equity Loans	874,718	10,599	869,432	2,963	489	1,834
Re- and Non-Performing Loans	155,984	1,073	123,901	14,730	5,247	12,106
Total Securitized residential mortgage loans	$8,057,067	30,102	$7,826,657	$94,019	$38,059	$98,332
Residential mortgage loans
Agency-Eligible Loans	$20,524	38	$19,825	$699	$—	$—
Home Equity Loans	135,804	1,368	135,773	—	—	31
Non-Agency Loans	36,578	53	16,468	1,444	1,112	17,554
Re- and Non-Performing Loans (1)	1,140	N/A	N/A	N/A	N/A	N/A
Total Residential mortgage loans	$194,046	1,459	$172,066	$2,143	$1,112	$17,585
Total as of December 31, 2025	$8,251,113	31,561	$7,998,723	$96,162	$39,171	$115,917

	Unpaid Principal Balance		Aging by Unpaid Principal Balance (1)
December 31, 2024		Loan Count (1)	Current	30-59 Days	60-89 Days	90+ Days (2)
Securitized residential mortgage loans
Non-Agency Loans	$6,382,814	16,087	$6,183,680	$86,606	$33,793	$78,735
Re- and Non-Performing Loans	182,501	1,259	132,477	14,114	3,702	32,208
Total Securitized residential mortgage loans	$6,565,315	17,346	$6,316,157	$100,720	$37,495	$110,943
Residential mortgage loans
Agency-Eligible Loans	$101,570	214	$101,062	$508	$—	$—
Home Equity Loans	99,863	1,292	99,838	25	—	—
Non-Agency Loans	13,098	24	4,967	1,275	1,162	5,694
Re- and Non-Performing Loans (1)	2,016	N/A	N/A	N/A	N/A	N/A
Total Residential mortgage loans	$216,547	1,530	$205,867	$1,808	$1,162	$5,694
Total as of December 31, 2024	$6,781,862	18,876	$6,522,024	$102,528	$38,657	$116,637
(1)Loan count and aging data exclude the Re- and Non-Performing Loans subcategory of Residential mortgage loans above as there may be limited data available regarding the underlying collateral of these residual positions.
(2)Represents loans that either have a delinquency status greater than 90 days or are in the process of foreclosure. As of December 31, 2025, the $115.9 million of unpaid principal balance included securitized residential mortgage loans and residential mortgage loans that were 90+ days delinquent with a fair value of $54.0 million and loans in the process of foreclosure with a fair value of $57.1 million. As of December 31, 2024, the $116.6 million of unpaid principal balance included securitized residential mortgage loans and residential mortgage loans that were 90+ days delinquent with a fair value of $51.9 million and loans in the process of foreclosure with a fair value of $57.9 million.

As of December 31, 2025 and 2024, 6.4% and 9.6%, respectively, of the unpaid principal balance of the Company's securitized residential mortgage loans and residential mortgage loans were adjustable rate mortgages.

During the years ended December 31, 2025 and 2024, the Company purchased residential mortgage loans as detailed below (in thousands).

	Year Ended December 31, 2025		Year Ended December 31, 2024
	Unpaid Principal Balance	Fair Value (1)	Unpaid Principal Balance	Fair Value (1)
Agency-Eligible Loans	$1,830,446	$1,879,658	$1,407,588	$1,432,492
Home Equity Loans	1,078,861	1,154,081	281,374	288,885
Non-Agency Loans	—	—	23,506	23,796
Total	$2,909,307	$3,033,739	$1,712,468	$1,745,173
(1)Fair value represents purchase price at acquisition.

TPG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

During the years ended December 31, 2025 and 2024, the Company sold residential mortgage loans as detailed below ($ in thousands).

	Year Ended December 31, 2025				Year Ended December 31, 2024
	Number of Loans	Proceeds	Realized Gains	Realized Losses	Number of Loans	Proceeds	Realized Gains	Realized Losses
Agency-Eligible Loans	88	$37,333	$238	$(219)	190	$73,614	$356	$(276)
Home Equity Loans	899	72,841	301	(7)	2,389	184,595	3,719	—
Non-Agency Loans (1)	623	287,892	3,457	(6,751)	160	86,349	1,274	(137)
Re- and Non-Performing Loans	88	9,092	832	(1,149)	74	13,493	1,427	(271)
Total	1,698	$407,158	$4,828	$(8,126)	2,813	$358,051	$6,776	$(684)
(1)During the fourth quarter 2025, the Company exercised its optional redemption right on one of its 2022 vintage securitizations and sold certain loans for proceeds of $276.6 million.

The Company’s residential mortgage loan portfolio consists of mortgage loans on residential real estate located throughout the United States. The following is a summary of the geographic concentration of credit risk as of December 31, 2025 and 2024 and includes states where the exposure is greater than 5% of the fair value of the Company's residential mortgage loan portfolio.

Geographic Concentration of Credit Risk (1)	December 31, 2025	December 31, 2024
California	30%	35%
Florida	10%	11%
New York	8%	11%
Texas	6%	6%
New Jersey	4%	5%
(1)Excludes the Re- and Non-Performing Loans subcategory of Residential mortgage loans above as there may be limited data available regarding the underlying collateral of these residual positions.

Variable interest entities

The Company entered into securitization transactions collateralized by its Non-Agency Loans/Agency-Eligible Loans, Home Equity Loans, and re- and non-performing loans, of which the securitization trusts are considered VIEs. The Company was determined to be the primary beneficiary of the VIEs and, as a result, consolidated the assets and liabilities of the VIEs on its consolidated balance sheets. In a securitization transaction, a pool of loans is transferred to a wholly-owned subsidiary of the Company and the loans are deposited into a newly created securitization trust. The securitization trust issues various classes of mortgage pass-through certificates backed by the cash flows from the underlying residential mortgage loans (the "Certificates"). As the sponsor of the securitization, the Company retains certain Certificates issued by the securitization trusts in order to satisfy risk retention rules, which generally require the sponsor to retain at least 5% of the fair value of the Certificates issued in the securitization. The Company's continuing involvement in these securitization trusts represents its retained Certificates and the ability to purchase all of the outstanding Certificates upon the occurrence of certain events through an optional redemption right held by the Company. The Company has also engaged a related party of the Manager and subsidiary of TPG to act as the servicing administrator of certain securitization trusts.

TPG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table details the carrying value related to the assets and liabilities of the Company’s consolidated VIEs as of December 31, 2025 and 2024 (in thousands).

	Non-Agency VIEs		Home Equity VIEs (1)	RPL/NPL VIEs
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2025	December 31, 2024
Assets
Securitized residential mortgage loans, at fair value (2)	$6,904,872	$6,044,597	$960,533	$134,214	$153,081
Restricted Cash	—	—	1,055	12	10
Other assets	37,711	30,922	8,128	5,517	2,064
Total Assets	$6,942,583	$6,075,519	$969,716	$139,743	$155,155

Liabilities
Securitized debt, at fair value (2) (3)	$6,265,540	$5,391,413	$817,889	$94,494	$100,554
Other liabilities	26,129	22,185	4,497	274	298
Total Liabilities	$6,291,669	$5,413,598	$822,386	$94,768	$100,852

Total Equity (4)	$650,914	$661,921	$147,330	$44,975	$54,303
(1)As of December 31, 2024, the Company did not hold any assets or liabilities in Home Equity VIEs.
(2)Securitized residential mortgage loans in Non-Agency VIEs include loans that were considered to be Agency-Eligible prior to the Company's securitization.
(3)The holders of the securitized debt have no recourse to the general credit of the Company. The Company generally has no obligation to provide any other explicit or implicit support to the VIEs. Refer to Note 12 for commitments related to the undrawn portion of a borrowers' home equity line of credit for which the Company may be required to fund.
(4)The Company had outstanding financing arrangements collateralized by the Company's retained interests in its VIEs. Refer to Note 6 for additional information.

TPG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Legacy WMC Commercial loans

The tables below detail information regarding the Company's Legacy WMC Commercial loan portfolio as of December 31, 2025 and 2024 ($ in thousands). The gross unrealized gains/(losses) in the table below represent inception to date gains/(losses) since acquisition.

December 31, 2025		Premium / (Discount)	Amortized Cost	Gross Unrealized		Fair Value	Weighted Average			Maturity Date (3)	LTV (4)	Location
Loan (1)(2)	Unpaid Principal Balance			Gains	Losses		Coupon	Yield (3)	Life (Years) (3)
Loan A (5)	$7,259	$(29)	$7,230	$—	$(684)	$6,546	7.98%	—%	N/A	N/A	61.63%	IL, FL
Loan B (5)	13,206	(52)	13,154	—	(1,244)	11,910	7.98%	—%	N/A	N/A	75.33%	CA
Loan C (5)	24,535	(99)	24,436	—	(2,310)	22,126	7.98%	—%	N/A	N/A	77.22%	NY
Loan D (6)	22,204	(611)	21,593	—	(6,799)	14,794	7.16%	—%	N/A	N/A	42.50%	CT
Total	$67,204	$(791)	$66,413	$—	$(11,037)	$55,376	7.71%	—%	N/A		65.69%

December 31, 2024		Premium / (Discount)	Amortized Cost	Gross Unrealized		Fair Value	Weighted Average			Maturity Date (9)	LTV (4)	Location
Loan (1)(2)	Unpaid Principal Balance			Gains	Losses		Coupon	Yield (7)	Life (Years) (8)
Loan A (5)	$7,259	$(64)	$7,195	$41	$—	$7,236	8.71%	10.69%	0.42	5/6/2025	61.63%	IL, FL
Loan B (5)	13,206	(116)	13,090	74	—	13,164	8.71%	10.69%	0.42	5/6/2025	75.33%	CA
Loan C (5)	24,535	(215)	24,320	137	—	24,457	8.71%	10.69%	0.42	5/6/2025	77.22%	NY
Loan D (6)	22,204	(168)	22,036	112	—	22,148	7.89%	8.73%	0.68	8/6/2025	42.50%	CT
Total	$67,204	$(563)	$66,641	$364	$—	$67,005	8.44%	10.04%	0.50		63.69%
(1)The Company has the contractual right to receive a balloon payment for each loan.
(2)Each commercial loan investment is a first mortgage loan.
(3)The borrowers for the Company’s Legacy WMC Commercial Loans are in maturity default as of December 31, 2025. See footnotes 5 and 6 for further details related to each loan. Due to these defaults, the lender on the Company’s financing arrangements is permitted to request full repayment of the debt with respect to such assets. The Company does not currently expect the lender to require repayment of the related outstanding financing arrangements prior to its scheduled maturity in March 2026.
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

TPG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
4. Real Estate Securities

The following tables detail the Company’s real estate securities portfolio by collateral type as of December 31, 2025 and 2024 ($ in thousands). The Company’s real estate securities include its interest in VIEs in which the Company has concluded that it is not the primary beneficiary and, as a result, did not consolidate the VIEs. The gross unrealized gains/(losses) in the tables below represent inception to date unrealized gains/(losses) since acquisition.

	Current Face (1)	Premium / (Discount) (1)	Amortized Cost	Gross Unrealized		Fair Value (2)	Weighted Average
December 31, 2025				Gains	Losses		Coupon (3)	Yield (4)	Life (Years) (5)
Non-Agency RMBS
Non-QM Loans (6)	$48,814	$(2,160)	$48,526	$816	$(2,379)	$46,963	3.11%	6.66%	3.57
Agency-Eligible Loans (7)	44,491	(2,656)	42,439	1,841	(117)	44,163	3.57%	7.41%	6.74
Home Equity Loans (7)	84,647	(2,018)	99,617	7,514	(189)	106,942	5.55%	10.47%	5.51
Prime Jumbo Loans	4,256	(1,616)	2,640	673	—	3,313	4.49%	8.82%	18.36
Total Non-Agency RMBS	182,208	(8,450)	193,222	10,844	(2,685)	201,381	4.09%	8.82%	5.39

Legacy WMC CMBS (8)	82,962	(37,015)	45,947	5,814	(9,196)	42,565	5.95%	15.30%	1.73

Agency RMBS Interest Only	N/A	N/A	16,630	249	(521)	16,358	4.57%	7.30%	5.17
Total as of December 31, 2025	$265,170	$(45,465)	$255,799	$16,907	$(12,402)	$260,304	4.55%	9.89%	4.93

	Current Face (1)	Premium/ (Discount) (1)	Amortized Cost	Gross Unrealized		Fair Value (2)	Weighted Average
December 31, 2024				Gains	Losses		Coupon (3)	Yield (4)	Life (Years) (5)
Non-Agency RMBS
Non-QM Loans (6)	$49,516	$(2,772)	$49,015	$1,678	$(5,544)	$45,149	2.83%	7.65%	4.62
Agency-Eligible Loans (7)	51,861	(3,062)	49,488	1,555	(148)	50,895	3.45%	7.47%	6.91
Home Equity Loans	15,526	640	26,076	1,445	(491)	27,030	3.40%	16.36%	5.26
Prime Jumbo Loans	6,415	(2,701)	3,879	632	(6)	4,505	0.97%	9.41%	7.95
Total Non-Agency RMBS	123,318	(7,895)	128,458	5,310	(6,189)	127,579	3.08%	9.40%	5.65

Legacy WMC CMBS (8)	100,896	(41,879)	59,017	2,577	(8,809)	52,785	5.13%	16.74%	1.77

Agency RMBS Interest Only	N/A	N/A	20,517	908	(429)	20,996	4.32%	10.35%	6.55
Total as of December 31, 2024	$224,214	$(49,774)	$207,992	$8,795	$(15,427)	$201,360	3.62%	11.58%	5.20
(1)Current Face and Premium/(Discount) exclude Interest Only securities, which have no principal balances and bear interest based on a notional value. The notional value is used solely to determine interest distributions on the interest only classes of securities. As of December 31, 2025, the notional balance of the Non-QM Loans, Agency-Eligible Loans, Home Equity Loans, and Agency RMBS Interest Only line items were $66.3 million, $40.4 million, $249.1 million, and $85.0 million, respectively. As of December 31, 2024, the notional value of the Non-QM Loans, Agency-Eligible Loans, Home Equity Loans, Prime Jumbo Loans and Agency RMBS Interest Only line items were $85.6 million, $50.4 million, $163.3 million, $28.3 million, and $107.2 million, respectively.
(2)The fair value of the securities held in unconsolidated VIEs represents the Company’s maximum loss exposure in unconsolidated VIEs. The Company generally has no obligation to provide any other explicit or implicit support to unconsolidated VIEs. Refer to Note 12 for commitments related to the undrawn portion of a borrowers' home equity line of credit for which the Company may be required to fund.
(3)Equity residual investments with a zero coupon rate are excluded from this calculation.
(4)The weighted average yields are calculated based on the amortized cost of the underlying securities.
(5)Actual maturities may be shorter or longer than stated contractual maturities. Maturities are affected by prepayments of principal.
(6)Certain Non-Agency RMBS include securities issued under Gold Creek Asset Trust ("GCAT"), which is the TPG securitization shelf under which the Company or private funds under the management of TPG securitize loans. These securities were retained from rated Non-QM Loan securitizations the Company participated in alongside private funds managed by TPG. The Company’s interest in the retained tranches represents its continuing involvement in these securitization trusts. As of December 31, 2025 and 2024, the Company’s Non-QM Loans includes $42.4 million and $40.3 million of retained securities from these transactions, respectively.
(7)For certain Non-Agency RMBS, the Company acted as a co-sponsor alongside an unrelated third party of rated securitizations. As the co-sponsor, the Company retained an "eligible vertical interest" to comply with risk retention rules which consists of at least 5% of each class of securities issued in the securitizations and represents the Company’s continuing involvement in these securitization trusts. The remaining tranches were sold to third parties and certain private funds managed by TPG or its affiliates, or were retained by the Company. As of December 31, 2025 and 2024, the Company’s Agency-Eligible Loans includes $42.2 million and $48.2 million of retained securities from these transactions, respectively. As of December 31, 2025, the Company’s Home Equity Loans includes $78.7 million of retained securities from these transactions.
(8)As of December 31, 2025 and 2024, there are Legacy WMC CMBS with an unpaid principal balance of $23.5 million and $23.5 million, respectively, and a fair value of $6.3 million and $6.0 million, respectively, which are on non-accrual or cost recovery status.

TPG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following tables summarize the Company's real estate securities according to their projected weighted average life classifications as of December 31, 2025 and 2024 (in thousands).

December 31, 2025	Non-Agency RMBS		Legacy WMC CMBS		Agency RMBS
Weighted Average Life (1)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than or equal to one year	$—	$—	$4,921	$8,589	$—	$—
Greater than one year and less than or equal to five years	98,432	96,270	37,644	37,358	838	600
Greater than five years and less than or equal to ten years	80,653	75,378	—	—	15,520	16,030
Greater than ten years	22,296	21,574	—	—	—	—
Total as of December 31, 2025	$201,381	$193,222	$42,565	$45,947	$16,358	$16,630

December 31, 2024	Non-Agency RMBS		Legacy WMC CMBS		Agency RMBS
Weighted Average Life (1)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than or equal to one year	$2,983	$2,901	$14,731	$14,945	$—	$—
Greater than one year and less than or equal to five years	16,277	13,197	38,054	44,071	676	667
Greater than five years and less than or equal to ten years	71,588	75,990	—	—	20,320	19,850
Greater than ten years	36,731	36,370	—	—	—	—
Total as of December 31, 2024	$127,579	$128,458	$52,785	$59,016	$20,996	$20,517
(1)This is based on projected life. Typically, actual maturities are shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

The Company sold real estate securities during the years ended December 31, 2025 and 2024, as detailed below ($ in thousands).

	Year Ended December 31, 2025				Year Ended December 31, 2024
	Number of Securities	Proceeds	Realized Gains	Realized Losses	Number of Securities	Proceeds	Realized Gains	Realized Losses
Agency RMBS	1	$1,894	$241	$—	6	$543,172	$10,172	$—
Non-Agency RMBS	4	2,987	452	—	16	61,679	3,352	(569)
CMBS	1	1,959	—	(144)	1	1,531	—	(62)
Other Securities	—	—	—	—	1	763	—	(227)
Total	6	$6,840	$693	$(144)	24	$607,145	$13,524	$(858)

TPG Mortgage Investment Trust Inc. and Subsidiaries
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

The following tables present the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2025 and 2024 (in thousands).

	Fair Value as of December 31, 2025				Fair Value as of December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Securitized residential mortgage loans	$—	$—	$7,999,619	$7,999,619	$—	$—	$6,197,678	$6,197,678
Residential mortgage loans	—	1,081	198,596	199,677	—	1,829	218,388	220,217
Legacy WMC Commercial loans	—	—	55,376	55,376	—	—	67,005	67,005
Non-Agency RMBS	—	9,835	191,546	201,381	—	12,046	115,533	127,579
Legacy WMC CMBS	—	42,565	—	42,565	—	52,785	—	52,785
Agency RMBS	—	16,358	—	16,358	—	20,996	—	20,996
Derivative assets (1)	—	5,395	—	5,395	—	11,414	204	11,618
Cash equivalents (2)	55,979	—	—	55,979	117,979	—	—	117,979
AG Arc (3)	—	—	50,016	50,016	—	—	30,778	30,778
Total Assets Measured at Fair Value	$55,979	$75,234	$8,495,153	$8,626,366	$117,979	$99,070	$6,629,586	$6,846,635

Liabilities:
Securitized debt	$—	$—	$(7,177,923)	$(7,177,923)	$—	$—	$(5,491,967)	$(5,491,967)
Derivative liabilities (1)	—	(1,169)	—	(1,169)	—	(38)	(336)	(374)
Total Liabilities Measured at Fair Value	$—	$(1,169)	$(7,177,923)	$(7,179,092)	$—	$(38)	$(5,492,303)	$(5,492,341)
(1)As of December 31, 2025, the Company applied a reduction in fair value of $5.3 million and $1.2 million to its interest rate swap assets and liabilities, respectively, related to variation margin with a corresponding increase or decrease in restricted cash. As of December 31, 2024, the Company applied a reduction in fair value of $11.4 million and $35.0 thousand to its interest rate swap assets and liabilities, respectively, related to variation margin with a corresponding increase or decrease in restricted cash, net of collateral posted by the Company's derivative counterparties. Derivative assets and liabilities are included in the "Other assets" and "Other liabilities" line items on the consolidated balance sheets, respectively.
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

TPG Mortgage Investment Trust Inc. and Subsidiaries
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

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the years ended December 31, 2025 and 2024.

The Company did not have any transfers of assets or liabilities between Levels 1 or 2 and Level 3 of the fair value hierarchy during the year ended December 31, 2025. The Company transferred $1.6 million of residential mortgage loans and $5.8 million of CMBS from Level 3 to Level 2 of the fair value hierarchy during the year ended December 31, 2024. Transfers into the Level 3 category of the fair value hierarchy occur due to instruments exhibiting indications of reduced levels of market transparency. Transfers out of the Level 3 category of the fair value hierarchy occur due to instruments exhibiting indications of increased levels of market transparency. Indications of increases or decreases in levels of market transparency include a change in observable transactions or executable quotes involving these instruments or similar instruments. Changes in these indications could impact price transparency, and thereby cause a change in level designations in future periods.

TPG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following tables present additional information about the Company’s assets and liabilities which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value (in thousands).

Year Ended December 31, 2025
	Residential Mortgage Loans (1)	Legacy WMC Commercial Loans	Non-Agency RMBS	Other Assets (2)	AG Arc	Securitized Debt	Other Liabilities (2)
Beginning balance	$6,416,066	$67,005	$115,533	$204	$30,778	$(5,491,967)	$(336)
Purchases	3,032,638	—	80,731	—	15,330	—	—
Issuances of Securitized Debt	—	—	—	—	—	(2,735,729)	—
Capital distributions	—	—	—	—	(628)	—	—
Proceeds from sales or settlements	(407,158)	—	—	(1,098)	—	—	1,190
Principal repayments	(1,039,354)	—	(10,668)	—	—	1,236,013	—
Principal funding	17,691	—	—	—	—	—	—
Included in net income:
Net premium and discount amortization (3)	2,459	(229)	(2,835)	—	—	(23,561)	—
Net realized gain/(loss)	(4,785)	—	—	1,098	—	—	(1,190)
Net unrealized gain/(loss)	190,386	(11,400)	8,785	(204)	—	(162,679)	336
Equity in earnings/(loss) from affiliates	—	—	—	—	4,536	—	—
Other (4)	(9,728)	—	—	—	—	—	—
Ending Balance	$8,198,215	$55,376	$191,546	$—	$50,016	$(7,177,923)	$—

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of December 31, 2025:
Net premium and discount amortization (3)	2,838	(229)	(2,835)	—	—	(22,448)	—
Net unrealized gain/(loss)	185,549	(11,400)	8,785	—	—	(162,333)	—
Equity in earnings/(loss) from affiliates	—	—	—	—	4,536	—	—

Year Ended December 31, 2024
	Residential Mortgage Loans (1)	Legacy WMC Commercial Loans	Non-Agency RMBS	Legacy WMC CMBS	Legacy WMC Other Securities	Other Assets (2)	AG Arc	Securitized Debt	Other Liabilities (2)
Beginning balance	$5,675,135	$66,303	$37,533	$5,796	$1,156	$1,172	$33,574	$(4,711,623)	$(7)
Transfers (5):
Transfers out of level 3	(1,629)	—	—	(5,796)	—	—	—	—	—
Purchases	1,746,012	—	95,395	—	—	—	—	—	—
Issuances of Securitized Debt	—	—	—	—	—	—	—	(1,372,097)	—
Capital distributions	—	—	—	—	—	—	(5,042)	—	—
Proceeds from sales or settlements	(355,229)	—	(20,289)	—	(762)	(2,739)	—	—	1,379
Principal repayments	(710,639)	—	(1,847)	—	—	—	—	657,092	—
Principal funding	2,070	—	—	—	—	—	—	—	—
Included in net income:
Net premium and discount amortization (3)	14,839	434	17	—	(185)	—	—	(30,310)	—
Net realized gain/(loss)	6,352	—	(87)	—	(227)	2,739	—	—	(1,379)
Net unrealized gain/(loss)	42,253	268	4,811	—	18	(968)	—	(35,029)	(329)
Equity in earnings/(loss) from affiliates	—	—	—	—	—	—	2,246	—	—
Other (4)	(3,098)	—	—	—	—	—	—	—	—
Ending Balance	$6,416,066	$67,005	$115,533	$—	$—	$204	$30,778	$(5,491,967)	$(336)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of December 31, 2024:
Net premium and discount amortization (3)	14,753	434	17	—	—	—	—	(30,310)	—
Net unrealized gain/(loss)	41,011	268	4,811	—	—	204	—	(35,029)	(336)
Equity in earnings/(loss) from affiliates	—	—	—	—	—	—	2,246	—	—
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

TPG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table presents a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of investments for which the Company has utilized Level 3 inputs to determine fair value as of December 31, 2025 and 2024 ($ in thousands).

		December 31, 2025		December 31, 2024
Valuation Technique	Unobservable Input	Fair Value	Range (Weighted Average) (1)	Fair Value	Range (Weighted Average) (1)
Securitized Residential Mortgage Loans
	Yield		5.13% - 18.10% (5.78%)		5.75% - 11.18% (6.26%)
Discounted Cash Flow	Projected Collateral Prepayments	$7,999,619	4.92% - 22.00% (10.09%)	$6,197,678	4.95% - 14.48% (8.87%)
	Projected Collateral Losses		0.00% - 1.77% (0.09%)		0.00% - 2.02% (0.08%)
	Projected Collateral Severities (2)		10.00% - 100.00% (28.23%)		10.00% - 26.00% (19.51%)
Residential Mortgage Loans
	Yield		5.39% - 11.61% (7.08%)		6.44% - 15.63% (7.76%)
Discounted Cash Flow	Projected Collateral Prepayments	$198,596	1.98% - 33.46% (16.06%)	$218,388	1.29% - 32.03% (17.65%)
	Projected Collateral Losses		0.00% - 18.29% (1.47%)		0.00% - 26.56% (1.00%)
	Projected Collateral Severities (2)		4.43% - 100.00% (17.79%)		4.45% - 25.00% (17.27%)
Legacy WMC Commercial Loans
	Yield		5.95% - 6.95% (6.68%)		8.06% - 9.63% (9.11%)
Discounted Cash Flow	Credit Spread	$55,376	231 bps - 325 bps (300 bps)	$67,005	377 bps - 512 bps (467 bps)
	Recovery Percentage (3)		68.33% - 93.29% (86.62%)		100.00% - 100.00% (100.00%)
Non-Agency RMBS
	Yield		4.83% - 20.00% (7.56%)		5.86% - 25.00% (7.90%)
Discounted Cash Flow	Projected Collateral Prepayments	$191,546	7.55% - 15.23% (11.23%)	$115,533	7.37% - 14.50% (11.46%)
	Projected Collateral Losses		0.00% - 0.38% (0.06%)		0.00% - 0.18% (0.04%)
	Projected Collateral Severities		10.00% - 100.00% (56.87%)		10.00% - 25.00% (18.17%)
Other Assets (4)
	Yield		N/A		6.59% - 7.70% (6.72%)
Discounted Cash Flow	Projected Collateral Prepayments	$—	N/A	$204	11.52% - 25.78% (19.09%)
	Projected Collateral Losses		N/A		0.02% - 2.73% (0.71%)
	Projected Collateral Severities		N/A		10.00% - 10.00% (10.00%)
	Pull Through Percentages		N/A		65.00% - 100.00% (89.33%)
AG Arc
Comparable Multiple	Book Value Multiple	$50,016	1.025x - 1.025x (1.025x)	$30,778	0.95x - 0.95x (0.95x)
Securitized Debt
	Yield		4.37% - 30.00% (5.42%)		5.11% - 25.00% (5.86%)
Discounted Cash Flow	Projected Collateral Prepayments	$(7,177,923)	4.92% - 22.00% (10.09%)	$(5,491,967)	4.95% - 14.48% (8.85%)
	Projected Collateral Losses		0.00% - 0.50% (0.08%)		0.00% - 0.50% (0.07%)
	Projected Collateral Severities		10.00% - 100.00% (27.79%)		10.00% - 26.00% (19.63%)
Other Liabilities (4)
	Yield		N/A		6.58% - 6.96% (6.67%)
Discounted Cash Flow	Projected Collateral Prepayments	$—	N/A	$(336)	9.00% - 26.94% (18.34%)
	Projected Collateral Losses		N/A		0.01% - 1.36% (0.17%)
	Projected Collateral Severities		N/A		10.00% - 10.00% (10.00%)
	Pull Through Percentages		N/A		65.00% - 100.00% (90.48%)
(1)Amounts are weighted based on fair value.
(2)Projected collateral severities excludes assumed recoveries on certain residential mortgage loans. The presentation as of December 31, 2024 was adjusted to conform to the December 31, 2025 presentation of projected collateral severities.
(3)Represents the proportion of the principal expected to be collected relative to the loan balances as of December 31, 2025 and 2024.
(4)Other assets and Other liabilities include derivative forward purchase commitments and loan purchase commitments, if applicable.

TPG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
6. Financing

The following table presents a summary of the Company's financing as of December 31, 2025 and 2024 ($ in thousands).

	December 31, 2025						December 31, 2024
				Weighted Average		Collateral Fair Value (1)(2)
	Current Face	Carrying Value	Stated Maturity	Funding Cost	Life (Years)		Carrying Value
Financing Arrangements by Asset Type (3)
Securitized Residential Mortgage Loans (4)
Non-Agency Loans	$428,657	$428,657	Jan 2026 - May 2026	5.28%	0.16	$641,399	$370,913
Home Equity Loans	67,752	67,752	Jan 2026 - Mar 2026	4.67%	0.11	84,064	—
Re- and Non-Performing Loans	27,264	27,264	Jan 2026 - Mar 2026	5.89%	0.07	41,438	31,798
Residential Mortgage Loans (5)
Agency-Eligible Loans	19,490	19,490	Sep 2026 - Dec 2026	5.43%	0.87	21,149	95,688
Home Equity Loans (6)	58,951	58,951	Jun 2026 - Jul 2026	6.27%	0.47	142,339	87,440
Non-Agency Loans	29,817	29,817	Jun 2026	5.73%	0.44	35,108	7,615
Legacy WMC Commercial Loans	27,436	27,436	Mar 2026	6.73%	0.23	55,376	47,222
Non-Agency RMBS	137,386	137,386	Jan 2026 - May 2026	4.64%	0.14	173,891	78,978
Legacy WMC CMBS	18,540	18,540	Feb 2026 - Mar 2026	5.29%	0.16	42,538	20,416
Agency RMBS	10,857	10,857	Jan 2026 - Mar 2026	4.32%	0.20	15,465	2,038
Other Assets	244	244	Jun 2026	5.73%	0.44	319	—
Total Financing Arrangements	$826,394	$826,394		5.27%	0.20	$1,253,086	$742,108

Securitized debt, at fair value (7)(8)
Non-Agency Loans (9)	$6,432,326	$6,265,540	N/A	5.37%	5.73	N/A	$5,391,413
Home Equity Loans (9)	784,881	817,889	N/A	5.81%	2.64	N/A	—
Re- and Non-Performing Loans	99,930	94,494	N/A	3.45%	3.27	N/A	100,554
Total Securitized Debt	$7,317,137	$7,177,923		5.39%	5.42	N/A	$5,491,967

Senior Unsecured Notes (10)
February 2029 Senior Unsecured Notes	$34,500	$33,327	Feb 2029	10.79%	3.17	N/A	$33,028
May 2029 Senior Unsecured Notes	65,000	63,131	May 2029	10.52%	3.42	N/A	62,693
Total Senior Unsecured Notes	$99,500	$96,458		10.61%	3.33	N/A	$95,721

Total Financing	$8,243,031	$8,100,775		5.44%	5.05	$1,253,086	$6,329,796
(1)The Company also had $7.8 million and $10.6 million of cash pledged under repurchase agreements as of December 31, 2025 and 2024, respectively.
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
(5)The Company's Residential mortgage loan financing arrangements include a maximum borrowing capacity of $1.6 billion on facilities used to finance Agency-Eligible, Home Equity and Non-Agency Loans, of which $50 million is contractually committed.
(6)The collateral fair value pledged includes $69.7 million of Home Equity Loans, with an unpaid principal balance of $66.8 million, in which the Company has no outstanding financing but has the ability to borrow at an advance rate of 87.5% of unpaid principal balance pledged as collateral. Of this available financing, $50 million is contractually committed.
(7)The holders of the securitized debt have no recourse to the general credit of the Company. The Company generally has no obligation to provide any other explicit or implicit support to the Non-Agency VIEs, Home Equity VIEs, and RPL/NPL VIEs. Refer to Note 12 for commitments related to the undrawn portion of a borrowers' home equity line of credit for which the Company may be required to fund.
(8)The weighted average funding costs are calculated based on the amortized cost of the underlying securities.
(9)The current face on the Company's Securitized debt in the Company's Non-Agency VIEs and Home Equity VIEs excludes Interest Only classes which have no principal balances and bear interest based on a notional value. The notional value is used solely to determine interest distributions on the interest only classes of securities. As of December 31, 2025, the notional value of interest only classes of Securitized debt in the Non-Agency VIEs and Home Equity VIEs was $3.7 billion and $295.4 million, respectively.
(10)The Senior Unsecured Notes are recorded at amortized cost in the Company's consolidated balance sheets. As of December 31, 2025, the fair value of the Senior Unsecured Notes was $101.7 million. The fair value of the Senior Unsecured Notes is based upon prices obtained from third-party pricing services or broker quotations and are classified as Level 2 of the fair value hierarchy.

TPG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Senior Unsecured Notes

The Company’s Senior Unsecured Notes consist of $34.5 million principal amount 9.500% Senior Notes due February 2029 ("February 2029 Senior Unsecured Notes") and $65.0 million principal amount 9.500% Senior Notes due May 2029 ("May 2029 Senior Unsecured Notes" and together with the February 2029 Senior Unsecured Notes, the "Senior Unsecured Notes"). The February 2029 Senior Unsecured Notes were issued on January 26, 2024 in a public offering for net proceeds of approximately $32.8 million and the May 2029 Senior Unsecured Notes were issued on May 15, 2024 in a public offering for net proceeds of approximately $62.4 million. The below table provides a summary of the Senior Unsecured Notes as of December 31, 2025 ($ in thousands).

	Principal Amount (1)	Carrying Value	Maturity Date (2)	Redemption Date (3)	Rate (4)
February 2029 Senior Unsecured Notes	$34,500	$33,327	February 15, 2029	February 15, 2026	9.500%
May 2029 Senior Unsecured Notes	65,000	63,131	May 15, 2029	May 15, 2026	9.500%
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

The below table details the total interest expense incurred on the Senior Unsecured Notes during the years ended December 31, 2025 and 2024 (in thousands).

	Years Ended
	December 31, 2025	December 31, 2024
Coupon interest expense	$9,453	$6,926
Amortization expense	737	504
Total interest expense	$10,190	$7,430

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

There was no interest expense incurred during the year ended December 31, 2025 as the Legacy WMC Convertible Notes matured in September 2024. The below table details the total interest expense incurred on the Legacy WMC Convertible Notes during the year ended December 31, 2024 (in thousands).

Year Ended
December 31, 2024
Coupon interest expense	$3,805
Amortization expense	912
Total interest expense	$4,717

TPG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Contractual maturities

The following table allocates the current face of the Company's borrowings under financing arrangements and the Senior Unsecured Notes as of December 31, 2025 by contractual maturity (in thousands). Securitized debt is excluded from the below table as it does not have a contractual maturity.

	Within 30 Days	Over 30 Days to 3 Months	Over 3 Months to 12 Months	Over 12 Months	Total
Financing Arrangements by Asset Type
Securitized Residential Mortgage Loans
Non-Agency Loans	$154,556	$242,563	$31,538	$—	$428,657
Home Equity Loans	38,620	29,132	—	—	67,752
Re- and Non-Performing Loans	10,518	16,746	—	—	27,264
Residential Mortgage Loans
Agency-Eligible Loans	—	—	19,490	—	19,490
Home Equity Loans	—	—	58,951	—	58,951
Non-Agency Loans	—	—	29,817	—	29,817
Legacy WMC Commercial Loans (1)	—	27,436	—	—	27,436
Non-Agency RMBS	41,828	92,153	3,405	—	137,386
Legacy WMC CMBS	—	18,540	—	—	18,540
Agency RMBS	923	9,934	—	—	10,857
Other Assets	—	—	244	—	244
Total Financing Arrangements	$246,445	$436,504	$143,445	$—	$826,394

Senior Unsecured Notes
February 2029 Senior Unsecured Notes	$—	$—	$—	$34,500	$34,500
May 2029 Senior Unsecured Notes	—	—	—	65,000	65,000
Total Senior Unsecured Notes	$—	$—	$—	$99,500	$99,500
(1)The borrowers for the Company’s Legacy WMC Commercial Loans are in maturity default as of December 31, 2025. Due to these defaults, the lender on the Company’s financing arrangements is permitted to request full repayment of the debt with respect to such assets. The Company does not currently expect the lender to require repayment of the related outstanding financing arrangements prior to its scheduled maturity in March 2026.

Counterparties

The Company had outstanding financing arrangements with six counterparties as of December 31, 2025 and 2024.

The following table presents information as of December 31, 2025 and 2024 with respect to each counterparty that provides the Company with financing for which the Company had greater than 5% of its stockholders’ equity at risk, excluding stockholders’ equity at risk under financing through affiliated entities ($ in thousands).

	December 31, 2025			December 31, 2024
Counterparty	Stockholders' Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity	Stockholders' Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity
Goldman Sachs Bank USA	$153,393	103	27.4%	$92,220	118	17.1%
BofA Securities, Inc	150,267	68	26.8%	135,141	82	25.0%
Barclays Capital Inc.	80,721	73	14.4%	75,516	20	14.0%
JP Morgan Securities, LLC	29,992	31	5.3%	(1)	(1)	(1)
Various (2)	(2)	(2)	(2)	81,855	211	15.2%
(1)As of December 31, 2024, the Company had less than 5% of its equity at risk under financing arrangements with JP Morgan Securities, LLC.
(2)As of December 31, 2024, certain retained interests in securitizations are held in WMC RR 2023-1 Trust, a wholly owned subsidiary of the Company. WMC RR 2023-1 Trust issued certificates which were sold to various third-party investors. WMC RR 2023-1 Trust matured and was paid off in July 2025. As of December 31, 2025, the Company had no equity at risk under WMC RR 2023-1 Trust.
Financial Covenants

The Company’s financing arrangements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each financing arrangement, typical supplemental terms include requirements of minimum equity and liquidity, leverage ratios, and performance triggers. In

TPG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
addition, some of the financing arrangements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that the Company fails to comply with the covenants contained in these financing arrangements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the associated agreement. Financings pursuant to financing arrangements are generally recourse to the Company. As of December 31, 2025, the Company is in compliance with all of its financial covenants.

7. Other assets and liabilities

The following table details certain information related to the Company's "Other assets" and "Other liabilities" line items on its consolidated balance sheets as of December 31, 2025 and 2024 (in thousands).

	December 31, 2025	December 31, 2024
Other assets
Interest receivable	$47,868	$34,930
Real estate owned	7,398	3,537
Derivative assets, at fair value	149	204
Other assets	2,253	3,269
Due from broker	1,232	—
Total Other assets	$58,900	$41,940

Other liabilities
Due to affiliates (1)	$4,580	$4,275
Interest payable	34,385	28,294
Derivative liabilities, at fair value	—	340
Accrued expenses	1,836	1,698
Due to broker	1,655	48
Taxes payable	264	103
Total Other liabilities	$42,720	$34,758
(1)Refer to Note 10 for more information.

Derivatives

The following table presents information related to the Company's derivatives and other instruments and their balance sheet location as of December 31, 2025 and 2024 (in thousands).

	Balance Sheet Location	December 31, 2025		December 31, 2024
Derivatives and Other Instruments (1)		Notional	Fair Value	Notional	Fair Value
Pay Fix/Receive Float Interest Rate Swap Agreements (2) (3)	Other assets	$283,500	$149	$337,550	$—
Pay Fix/Receive Float Interest Rate Swap Agreements (2) (3)	Other liabilities	89,060	—	5,000	(4)
Forward Purchase Commitments	Other assets	475	—	30,581	204
Forward Purchase Commitments	Other liabilities	—	—	35,398	(336)
(1)As of December 31, 2025 and 2024, no derivatives held by the Company were designated as hedges for accounting purposes.
(2)As of December 31, 2025, the Company applied a reduction in fair value of $5.3 million and $1.2 million to its interest rate swap assets and liabilities, respectively, related to variation margin with a corresponding increase or decrease in restricted cash. As of December 31, 2024, the Company applied a reduction in fair value of $11.4 million and $35.0 thousand to its interest rate swap assets and liabilities, respectively, related to variation margin with a corresponding increase or decrease in restricted cash, net of collateral posted by the Company's derivative counterparties.
(3)As of December 31, 2025, the Company's pay fix/receive float interest rate swaps had a weighted average pay-fixed rate of 3.30%, a weighted average receive-variable rate of 3.87%, and a weighted average years to maturity of 4.29 years. As of December 31, 2024, the Company's pay fix/receive float interest rate swaps had a weighted average pay-fixed rate of 3.48%, a weighted average receive-variable rate of 4.49%, and a weighted average years to maturity of 4.86 years.

Derivative and other instruments eligible for offset are presented gross on the consolidated balance sheets as of December 31, 2025 and 2024, if applicable. The Company has not offset or netted any derivatives or other instruments with any financial instruments or cash collateral posted or received.

The Company must post cash or securities as collateral on its derivative instruments when their fair value declines. This typically occurs when prevailing market rates change adversely, with the severity of the change also dependent on the term of

TPG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
the derivatives involved. The posting of collateral is generally bilateral, meaning that if the fair value of the Company’s derivatives increases, its counterparty must post collateral. As of December 31, 2025, the Company's restricted cash balance included $9.6 million of collateral related to certain derivatives, of which $5.5 million represents cash collateral posted by the Company and $4.1 million represents amounts related to variation margin. As of December 31, 2024, the Company's restricted cash balance included $9.3 million of collateral related to certain derivatives, of which $0.7 million represents cash collateral posted by the Company and $8.6 million represents amounts related to variation margin.
The following table summarizes total income related to derivatives and other instruments for the years ended December 31, 2025 and 2024 (in thousands).

	Years Ended
	December 31, 2025	December 31, 2024
Included within Net interest component of interest rate swaps
Interest Rate Swaps	$3,447	$7,617

Included within Net unrealized gain/(loss)
Interest Rate Swaps	(6,381)	11,977
Short TBAs	—	63
Forward Purchase Commitments	132	(1,298)
	(6,249)	10,742

Included within Net realized gain/(loss)
Interest Rate Swaps	(4,098)	(22,265)
Short TBAs	(2,720)	24
Forward Purchase Commitments	(31)	1,360
	(6,849)	(20,881)
Total income/(loss)	$(9,651)	$(2,522)

Derivative activity

The following table presents information about the Company’s derivatives for the years ended December 31, 2025 and 2024 (in thousands).

	Beginning Notional Amount	Buys or Covers	Sales or Shorts (1)	Ending Notional Amount	Derivative Asset	Derivative Liability
Year Ended December 31, 2025
Short TBAs	$—	$(1,075,000)	$1,075,000	$—	$—	$—
Interest Rate Swaps	342,550	738,680	(708,670)	372,560	149	—
Year Ended December 31, 2024
Short TBAs	$(9,000)	$(121,000)	$130,000	$—	$—	$—
Interest Rate Swaps	503,000	1,067,300	(1,227,750)	342,550	—	(4)
(1)The sales or shorts include $60.0 million of interest rate swaps that matured during the year ended December 31, 2024.

TPG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
8. Earnings per share

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share for the years ended December 31, 2025 and 2024 (in thousands, except per share data).

	Years Ended
	December 31, 2025	December 31, 2024
Numerator:
Net Income/(Loss)	$48,668	$55,737
Dividends on preferred stock	21,242	19,353
Net Income/(Loss) Available to Common Stockholders	$27,426	$36,384

Denominator:
Basic weighted average common shares outstanding	30,542	29,487
Dilutive effect of restricted stock units	20	27
Diluted weighted average common shares outstanding	30,562	29,514

Earnings/(Loss) Per Share
Basic	$0.90	$1.23
Diluted	$0.90	$1.23

Dividends

The following tables detail the Company's common stock dividends declared during the years ended December 31, 2025 and 2024.

Year Ended December 31, 2025				Year Ended December 31, 2024
Declaration Date	Record Date	Payment Date	Cash Dividend Per Share	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
3/17/2025	3/31/2025	4/30/2025	$0.20	3/15/2024	3/29/2024	4/30/2024	$0.18
6/17/2025	6/30/2025	7/31/2025	0.21	6/13/2024	6/28/2024	7/31/2024	0.19
9/15/2025	9/30/2025	10/31/2025	0.21	9/16/2024	9/30/2024	10/31/2024	0.19
12/15/2025	12/31/2025	1/30/2026	0.23	12/16/2024	12/31/2024	1/31/2025	0.19
Total			$0.85	Total			$0.75

The following tables detail the Company's preferred stock dividends declared and paid during the years ended December 31, 2025 and 2024.

2025			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	8.25% Series A	8.00% Series B	8.000% Series C
2/14/2025	2/28/2025	3/17/2025	$0.51563	$0.50	$0.693062
5/5/2025	5/30/2025	6/17/2025	0.51563	0.50	0.704864
7/31/2025	8/29/2025	9/17/2025	0.51563	0.50	0.706042
11/3/2025	11/28/2025	12/17/2025	0.51563	0.50	0.680181
Total			$2.06252	$2.00	$2.784149

2024			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	8.25% Series A	8.00% Series B	8.000% Series C
2/16/2024	2/29/2024	3/18/2024	$0.51563	$0.50	$0.50
5/2/2024	5/31/2024	6/17/2024	0.51563	0.50	0.50
8/1/2024	8/30/2024	9/17/2024	0.51563	0.50	0.50
11/4/2024	11/29/2024	12/17/2024	0.51563	0.50	0.733117
Total			$2.06252	$2.00	$2.233117

TPG Mortgage Investment Trust Inc. and Subsidiaries
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

Excise Tax

Excise tax represents a non-deductible 4% tax on the required amount of the Company’s ordinary income and net capital gains not distributed during the year. The expense is calculated in accordance with applicable tax regulations. The below table details excise tax expense for the years ended December 31, 2025 and 2024, which is recorded in the “Non-investment related expenses” line item on the consolidated statement of operations (in thousands).

	Years Ended
	December 31, 2025	December 31, 2024
Excise tax expense (1)	$(110)	$103
(1)During the year ended December 31, 2025, the Company did not incur any excise tax and recorded a reduction in excise tax of $0.1 million related to an excise tax refund.

REIT Net Operating Loss and Net Capital Loss Carryforwards

In connection with the WMC acquisition, the Company obtained federal net operating loss ("NOL") carryforwards of $321.6 million, of which $223.8 million do not have an expiration date and can be carried forward indefinitely. However, the Company’s use of the NOLs obtained in the WMC acquisition is limited under Section 382 of the Internal Revenue Code. As of December 31, 2025 and 2024, the remaining NOL carryforwards obtained in the WMC acquisition were $317.3 million and $319.4 million, respectively.

As of December 31, 2025 and 2024, the Company had estimated net capital loss ("NCL") carryforwards of $63.9 million and $278.9 million, respectively. These NCL carryforwards (which exclude the NCLs acquired from WMC) can be utilized to offset future net gains from the sale of capital assets. NCL carryforwards of $225.7 million were generated during the year ended December 31, 2020 and any unutilized NCL carryforwards expired on December 31, 2025.

In connection with the WMC acquisition, the Company obtained NCL carryforwards. As of December 31, 2025 and 2024, these estimated NCL carryforwards were $153.9 million and $150.6 million, respectively. These NCL carryforwards will expire between 2026 and 2030. However, the Company’s use of these NCLs is limited under Sections 382 and 383 of the Internal Revenue Code.

Reconciliation of Statutory Tax Rate to Effective Tax Rate

The following is a reconciliation of the statutory federal rate to the effective rates for the year ended December 31, 2025 ($ in thousands).

	Year Ended December 31, 2025
	Amount	Percent
Statutory federal income tax	$10,406	21.0%
State taxes, net of federal benefit	260	0.5%
Nontaxable or nondeductible items:
REIT (income)/loss not subject to corporate income tax	(8,952)	(18.0)%
Differences in taxable income/(loss) from GAAP net income/(loss)	2,295	4.6%
Changes in valuation allowance	(3,121)	(6.3)%
Income tax expense / effective tax rate	$888	1.8%

TPG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Taxable REIT Subsidiaries

The Company elected to treat certain domestic subsidiaries as taxable REIT subsidiaries ("TRSs"). The Company’s financial results are generally not expected to reflect provisions for current or deferred income taxes, except for any activities conducted through one or more TRSs that are subject to corporate income taxation. Currently, the Company has wholly owned domestic TRSs that are taxable as corporations and subject to U.S. federal, state, and local income tax on net income at the applicable corporate rates. The federal statutory rate for the years ended December 31, 2025 and 2024 was 21%. The Company’s effective tax rate differs from its combined U.S. federal, state, and local corporate statutory tax rate primarily due to income earned at the REIT, which is not subject to tax due to the deduction for qualifying distributions made by the Company, and any change in the valuation allowance as disclosed in further detail below.

The tax expense attributable to its TRSs is recorded in the "Income tax expense" line item on the consolidated statement of operations. The below table details the tax expense attributable to its TRSs for the years ended December 31, 2025 and 2024 (in thousands).

	Years Ended
	December 31, 2025	December 31, 2024
Federal	$559	$—
State and Local	329	112
Income Tax Expense	$888	$112

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax reporting purposes at the TRS level. The following table discloses the components of the Company’s deferred tax assets and deferred tax liabilities, if applicable, as of December 31, 2025 and 2024 (in thousands).

	Years Ended
	December 31, 2025	December 31, 2024
Deferred tax assets
Net operating loss carryforwards	$24,223	$27,411
Capital loss carryforwards (1)	3,925	7,426
GAAP/tax basis differences	389	(100)
Total deferred tax assets	$28,537	$34,737
Less: valuation allowance	(28,537)	(34,737)
Net deferred tax assets	$—	$—
(1)The capital loss carryforwards outstanding as of December 31, 2025 expire between 2026 and 2030.

As of December 31, 2025 and 2024, the Company’s TRSs had an estimated gross NOL carryforward of $115.3 million and $130.5 million, respectively. The NOL carryforwards as of December 31, 2025 can be carried forward indefinitely. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences become deductible. The Company concluded it is more likely than not the deferred tax asset will not be realized and established a valuation allowance of $28.5 million and $34.7 million as of December 31, 2025 and 2024, respectively.

Uncertain Income Tax Positions

Based on its analysis of any potential uncertain income tax positions, the Company concluded it did not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of December 31, 2025 and 2024. The Company’s and WMC's federal income tax returns for the last three tax years are open to examination by the Internal Revenue Service. There are no ongoing U.S. federal, state or local tax examinations related to the Company. In the event that the Company incurs income tax related interest and penalties, its policy is to classify them as a component of provision for income taxes. The Company did not incur any interest or penalties during the years ended December 31, 2025 and 2024.

TPG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
10. Related party transactions

Manager

The Company has entered into a management agreement with the Manager, which provided for an initial term and will be deemed renewed automatically each year for an additional one-year period, subject to certain termination rights. The Company is externally managed and advised by the Manager. Pursuant to the terms of the management agreement, which became effective July 6, 2011 (upon the consummation of the Company’s initial public offering (the "IPO")), the Manager provides the Company with its management team, including its officers, along with appropriate support personnel. Each of the Company’s officers is an employee of TPG or its affiliates. The Company does not have any employees. The Manager has delegated to TPG Angelo Gordon, an affiliate of TPG, the overall responsibility of its day-to-day duties and obligations arising under the Company’s management agreement. Below is a description of the fees and reimbursements provided in the management agreement.

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

The below table details the management fees incurred during the years ended December 31, 2025 and 2024 (in thousands).

	Years Ended
Consolidated statements of operations line item:	December 31, 2025	December 31, 2024
Management fee to affiliate (1)	$9,266	$7,533
(1)For the year ended December 31, 2024, the Manager agreed to waive its right to receive management fees of $1.8 million pursuant to the MITT Management Agreement Amendment executed in connection with the WMC acquisition.

As of December 31, 2025 and 2024, the Company recorded management fees payable of $2.3 million and $2.3 million, respectively. The management fee payable is included within the "Due to affiliates" item within the "Other liabilities" line item on the consolidated balance sheets.

Incentive fee

The Manager is entitled to an annual incentive fee with respect to each applicable fiscal year, which will be equal to 15% of the amount by which the Company's cumulative adjusted net income from November 22, 2021 exceeds the cumulative hurdle amount, which represents an 8% return (cumulative, but not compounding) on an equity hurdle base consisting of the sum of (i) $341.5 million and (ii) the gross proceeds of any subsequent public or private common stock offerings by the Company. The annual incentive fee will be payable in cash, or, at the option of the Company's Board of Directors, shares of common stock or a

TPG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
combination of cash and shares. During the years ended December 31, 2025 and 2024, the Company did not incur any incentive fee expense.

Termination fee

Upon the occurrence of (i) the Company’s termination of the management agreement without cause or (ii) the Manager’s termination of the management agreement upon a breach by the Company of any material term of the management agreement, the Manager will be entitled to a termination fee equal to three times the average annual management fee during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter. As of December 31, 2025 and 2024, no event of termination of the management agreement had occurred.

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

The below table details the expense reimbursement incurred during the years ended December 31, 2025 and 2024 (in thousands).

	Years Ended
Consolidated statements of operations line item:	December 31, 2025	December 31, 2024
Non-investment related expenses (1)	$6,325	$5,715
Investment related expenses	670	477
Transaction related expenses	589	608
Expense reimbursements to Manager or its affiliates	$7,584	$6,800
(1)For the year ended December 31, 2024, the Manager agreed to waive its right to receive expense reimbursements of $1.1 million, pursuant to the MITT Management Agreement Amendment executed in connection with the WMC acquisition.

As of December 31, 2025 and 2024, the Company recorded a reimbursement payable to the Manager or its affiliates of $2.1 million and $1.7 million, respectively. The reimbursement payable to the Manager or its affiliates is included within the "Due to affiliates" line item within the "Other liabilities" line item on the consolidated balance sheets.

Investments in debt and equity of affiliates

The Company invests in credit sensitive residential assets through affiliated entities which hold an ownership interest in the assets. The Company is one investor, amongst other investors managed by affiliates of TPG, in such entities and has applied the equity method of accounting for such investments.

Arc Home

On December 9, 2015, the Company, alongside private funds managed by TPG or its affiliates, through AG Arc formed Arc Home. As of December 31, 2025 and 2024, the Company had an approximate 66.0% and 44.6% interest in AG Arc, respectively. Arc Home is a multi-channel licensed mortgage originator and servicer primarily engaged in the business of originating and selling residential mortgage loans while retaining the mortgage servicing rights associated with certain loans that it originates. Arc Home is led by an external management team. The Company elected the fair value option with respect to

TPG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
its investment in AG Arc pursuant to ASC 825. The Company elected to treat its investment in AG Arc as a taxable REIT subsidiary.

On August 1, 2025, the Company purchased an additional 21.4% interest in AG Arc from certain private funds managed by an affiliate of TPG. In connection with the acquisition, the Company issued 2,027,676 restricted shares of the Company’s common stock as consideration. The Company continues to account for its investment in AG Arc using the equity method as it maintains significant influence, however does not have control over major decisions affecting AG Arc’s operations and financial policies.

MATH

On August 29, 2017, the Company, alongside private funds managed by TPG or its affiliates, formed Mortgage Acquisition Holding I LLC ("MATH") to conduct a residential mortgage investment strategy. MATH in turn sponsored the formation of Mortgage Acquisition Trust I LLC ("MATT") to purchase predominantly Non-QM Loans. MATT made an election to be treated as a REIT beginning with the 2018 tax year. The Company has an approximate 47.0% interest in MATH. MATH, through its wholly owned subsidiary MATT, only holds risk-retention tranches from past securitizations which continue to pay down and the Company does not expect MATT to acquire additional investments.

Summary of investments in debt and equity of affiliates and related earnings

The below table summarizes the components of the "Investments in debt and equity of affiliates" line item on the Company's consolidated balance sheets as of December 31, 2025 and 2024 and the "Equity in earnings/(loss) from affiliates" line item on the Company's consolidated statements of operations for the years ended December 31, 2025 and 2024 (in thousands).

	December 31, 2025				December 31, 2024
	Assets	Liabilities	Equity	Net Income/(Loss)	Assets	Liabilities	Equity	Net Income/(Loss)
Non-QM Securities (1)	$9,439	$—	$9,439	$(1,167)	$13,304	$—	$13,304	$1,289
Re/Non-Performing Securities	599	—	599	(137)	2,462	(588)	1,874	711
Residential investments - Fair value / Net income /(loss)	10,038	—	10,038	(1,304)	15,766	(588)	15,178	2,000

AG Arc - Fair value / Net income/(loss) (2) (3)	50,016	—	50,016	4,125	30,778	—	30,778	1,141

Cash and Other assets/(liabilities)	1,291	(12)	1,279	—	910	(25)	885	—

Investments in debt and equity of affiliates / Equity in earnings/(loss) from affiliates	$61,345	$(12)	$61,333	$2,821	$47,454	$(613)	$46,841	$3,141
(1)As of December 31, 2025 and 2024, MATH, through its wholly owned subsidiary MATT, only holds risk-retention tranches from past securitizations which continue to pay down and the Company does not expect MATT to acquire additional investments.
(2)Earnings/(loss) recognized by AG Arc do not include the Company's portion of gains or losses recorded by Arc Home in connection with the sale of residential mortgage loans to the Company. Refer to "Transactions with Arc Home" below for more information on this accounting policy.
(3)As of December 31, 2025 and 2024, the Company had an approximate 66.0% and 44.6% interest in AG Arc, respectively.

Transactions with affiliates

Transactions with Red Creek Asset Management LLC

In connection with the Company’s investments in residential mortgage loans, the Company engages asset managers to provide advisory, consultation, asset management, and other services. The Company engaged Red Creek Asset Management LLC (the "Asset Manager"), a related party of the Manager and subsidiary of TPG, as the asset manager for certain of its residential mortgage loans. The Company pays the Asset Manager asset management fees which are assessed periodically by a third-party valuation firm. The below details the fees paid by the Company to the Asset Manager during the years ended December 31, 2025 and 2024 (in thousands).

	Years Ended
	December 31, 2025	December 31, 2024
Fees paid to Asset Manager	$2,466	$2,744

As of December 31, 2025 and 2024, the Company recorded asset management fees payable of $0.2 million and $0.2 million, respectively. Asset management fees payable are included within the "Due to affiliates" item within the "Other liabilities" line item on the consolidated balance sheets.

TPG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Transactions with Arc Home

Arc Home may sell loans to the Company, third-parties, or affiliates of the Manager. The below table details the unpaid principal balance of residential mortgage loans sold to the Company during the years ended December 31, 2025 and 2024 (in thousands).

	Years Ended
	December 31, 2025	December 31, 2024
Residential mortgage loans sold by Arc Home to the Company	$137,661	$432,543

In connection with the sale of loans from Arc Home to the Company, the Company eliminates any intra-entity profits or losses typically recognized through the "Equity in earnings/(loss) from affiliates" line item on the Company's consolidated statement of operations and adjusts the cost basis of the underlying loans resulting in unrealized gains or losses on the underlying loans. The table below summarizes intra-entity profits eliminated during the years ended December 31, 2025 and 2024 (in thousands).

	Years Ended
	December 31, 2025	December 31, 2024
Intra-Entity Profits Eliminated	$411	$1,107

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

Date	Transaction	Fair Value (1)	Pricing Methodology
June 2025	Purchase of Re/Non-Performing Securities (2)	$0.1	Third party pricing vendors (3)
August 2025	Purchase of AG Arc (4) (5)	15.7	Third party pricing vendors (3)
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

11. Equity

Stock repurchase programs

On August 3, 2022, the Company's Board of Directors authorized a stock repurchase program (the "2022 Repurchase Program") to repurchase up to $15.0 million of the Company’s outstanding common stock. The 2022 Repurchase Program does not have an expiration date and permits the Company to repurchase its shares through various methods, including open market repurchases, privately negotiated block transactions and Rule 10b5-1 plans. The Company may repurchase shares of its common stock from time to time in compliance with SEC regulations and other legal requirements. The extent to which the Company repurchases its shares, and the timing, manner, price, and amount of any such repurchases, will depend upon a variety of factors including market conditions and other corporate considerations as determined by the Company’s management, as well as the limits of the 2022 Repurchase Program and the Company's liquidity and business strategy. The 2022 Repurchase Program does not obligate the Company to acquire any particular amount of shares and may be modified or discontinued at any

TPG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
time. As of December 31, 2025, approximately $1.5 million of common stock remained authorized for future share repurchases under the 2022 Repurchase Program. The Company did not repurchase common stock during the years ended December 31, 2025 and 2024.

On May 4, 2023, the Company's Board of Directors authorized a stock repurchase program (the "2023 Repurchase Program") to repurchase up to $15.0 million of the Company’s outstanding common stock on substantially the same terms as the 2022 Repurchase Program. As of December 31, 2025, the full $15.0 million authorized amount remains available for repurchase under the 2023 Repurchase Program. This authorization is in addition to the amount remaining under the 2022 Repurchase Program.

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

Restricted stock grants

Equity Incentive Plans

On May 5, 2025, following approval by stockholders at the Company’s annual stockholders meeting, the Company’s 2025 Equity Incentive Plan (the “2025 Equity Incentive Plan”) became effective. The maximum number of shares of the Company’s common stock that could be issued under the 2025 Equity Incentive Plan was 800,000 shares of common stock, plus 220,781 shares of common stock (which reflects the number of shares that remained available for issuance under the equity incentive plan approved in 2020 (the “2020 Equity Incentive Plan”) as of May 4, 2025), plus 130,000 shares of common stock that remained subject to outstanding awards under the 2020 Equity Incentive Plan but only to the extent that such shares become forfeited or otherwise lapse. As a result of the adoption of the 2025 Equity Incentive Plan, no additional awards will be granted under the 2020 Equity Incentive Plan (although awards previously made under the 2020 Equity Incentive Plan will remain in effect subject to the terms of the 2020 Equity Incentive Plan and the applicable award agreement).

Since inception of the 2025 Equity Incentive Plan and through December 31, 2025, the Company has granted an aggregate 25,401 shares of restricted common stock and 870 dividend equivalent units to its independent directors, all of which have vested. As of December 31, 2025, there were 994,510 remaining shares available to be issued under the 2025 Equity Incentive Plan.

As of December 31, 2025, the Company has 12,981 restricted stock units and 2,919 associated dividend equivalent units outstanding, all of which are fully vested and held by one of the Company’s independent directors. These units will be settled on a one-for-one basis in shares of the Company's common stock upon the director's separation from service with the Company.

Manager Equity Incentive Plans

Following approval of the Company's stockholders at its 2021 annual meeting of stockholders, the AG Mortgage Investment Trust, Inc. 2021 Manager Equity Incentive Plan (the "2021 Manager Plan") became effective on April 7, 2021 and provides for a maximum of 573,425 shares of common stock that may be subject to awards thereunder to the Manager. As of December 31, 2025, there were no shares or awards issued under the 2021 Manager Plan. Following the execution of the Third Amendment to the management agreement in November 2021 related to the incentive fee, the Company's compensation committee no longer expects to continue its historical practice of making periodic equity grants to the Manager pursuant to the 2021 Manager Plan.

TPG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Restricted Stock Awards and Restricted Stock Units

The following table presents information with respect to the Company’s restricted stock and restricted stock units for the years ended December 31, 2025 and 2024.

	Year Ended December 31, 2025		Year Ended December 31, 2024
	Shares of Restricted Stock and Restricted Stock Units	Weighted Average Grant Date Fair Value	Shares of Restricted Stock and Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at beginning of year	130,000	$6.95	25,962	$5.55
Granted (1)(2)	64,500	7.16	205,224	6.83
Vested	(64,500)	7.16	(101,186)	6.34
Forfeited	—	—	—	—
Unvested at end of year	130,000	$6.95	130,000	$6.95
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

Equity based compensation of $0.7 million and $0.7 million was expensed during the years ended December 31, 2025 and 2024, respectively, and was recorded within the "Non-investment related expense" line item on the consolidated statement of operations. Compensation costs related to restricted stock awards issued to the Company's independent directors represent the grant date fair value of the restricted stock as the shares issued are fully vested and non-forfeitable.

Director compensation

As of December 31, 2025, the Company's Board of Directors consisted of four independent directors. The annual base director's fee for each independent director is $150,000, $70,000 of which is payable on a quarterly basis in cash and $80,000 of which is payable on a quarterly basis in shares of restricted common stock. The number of shares of restricted common stock to be issued each quarter to each independent director is determined based on the average of the high and low prices of the Company’s common stock on the New York Stock Exchange on the last trading day of each fiscal quarter. To the extent that any fractional shares would otherwise be issuable and payable to each independent director, a cash payment is made to each independent director in lieu of any fractional shares. All directors’ fees are paid pro rata (and restricted common stock grants determined) on a quarterly basis in arrears, and shares issued are fully vested and non-forfeitable. These shares may not be sold or transferred by such director during the time of their service as an independent member of the Company’s Board of Directors.

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

Equity distribution agreements

The Company has entered into separate equity distribution agreements (the "2024 Equity Distribution Agreements") with each of BTIG, LLC, JonesTrading Institutional Services LLC, Keefe, Bruyette & Woods, Inc. and Piper Sandler & Co. (collectively, the "2024 Sales Agents"), pursuant to which the Company may sell up to $75.0 million aggregate offering price of shares of its common stock from time to time through an "at-the-market" equity offering program under which the 2024 Sales Agents will act as sales agent. Prior to entering into the 2024 Equity Distribution Agreements, effective November 6, 2024, the Company terminated the equity distribution agreements related to its prior at-the-market program. The Company did not issue any shares of common stock under any of its equity distribution agreements then in effect during the years ended December 31, 2025 and 2024.

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

TPG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Acquisition of additional interest in AG Arc

On August 1, 2025, in connection with the acquisition of an additional 21.4% interest in AG Arc, the Company issued 2,027,676 restricted shares of the Company’s common stock (the “Holder Shares”) to certain funds managed by an affiliate of TPG (the “Holders”) as consideration. Refer to Note 10 for additional information. Pursuant to the registration rights agreement the Company entered into with the Holders, in August 2025, the Company filed a resale shelf registration statement on Form S-3 registering the resale of all the Holder Shares, which was declared effective by the Securities and Exchange Commission in August 2025.

Preferred stock

The Company is authorized to designate and issue up to 50.0 million shares of preferred stock, par value $0.01 per share, in one or more classes or series. As of December 31, 2025 and 2024, there were 1.7 million, 3.7 million, and 3.7 million of Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock, respectively, issued and outstanding.

The following table includes a summary of preferred stock issued and outstanding as of December 31, 2025 ($ and shares in thousands).

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

12. Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2025, the Company was not involved in any material legal proceedings.

TPG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The below table details the Company's outstanding commitments as of December 31, 2025 (in thousands).

Commitment Type	Date of Commitment	Total Commitment	Funded Commitment	Remaining Commitment
Agency-Eligible Loans (1)	Various	$492	$—	$492
Home Equity Loans (2)	Various	150,076	135,804	14,272
Total		$150,568	$135,804	$14,764
(1)The Company entered into forward purchase commitments to acquire certain loans from Arc Home which have not yet settled as of December 31, 2025. The total commitment amount represents the agreed upon purchase price of any outstanding unpaid principal balance the Company has committed to purchase. Refer to Note 10 "Transactions with affiliates" for more information.
(2)Represents the undrawn portion of a borrowers' home equity line of credit for which the Company may be required to fund including $10.7 million, $2.3 million, and $1.3 million related to "Residential mortgage loans, at fair value," "Real estate securities, at fair value," and "Securitized residential mortgage loans, at fair value," respectively.

13. Segment Reporting

As of December 31, 2025, the Company's reportable segments include (i) Loans and Securities and (ii) Arc Home. Segment information for prior periods has been updated to conform to the current year presentation.

The structure of the reportable segments is differentiated by the financial information used by the Chief Operating Decision Maker (“CODM”) and the nature of the Company’s business activities, which is consistent with the reporting structure of the Company’s internal organization. The Company’s CODM is its Chief Executive Officer. The CODM uses net income/(loss) reported on the consolidated statements of operations as the primary measure to make resource allocation decisions and evaluate the segment results. The CODM is regularly provided operating expenses as presented on the consolidated statements of operations when evaluating the Company’s net income/(loss).

The accounting policies applied to the segments are the same as those described in Note 2 to the "Notes to Consolidated Financial Statements." Activities that are not directly attributable or not allocated to either of the reportable segments are reported within "Other" below as a reconciling item to the Company’s consolidated financial statements. Other activities primarily consist of cash and related interest income, the Senior Unsecured Notes and related interest expense, management fees, non-investment related expenses, and preferred stock dividends.

Loans and Securities Segment

The Loans and Securities segment is primarily focused on acquiring and securitizing newly-originated residential mortgage loans within the non-agency segment of the housing market. The Company finances its acquired loans through various financing lines on a short-term basis and utilizes TPG’s proprietary securitization platform to secure long-term, non-recourse, non-mark-to-market financing as market conditions permit. The Company's Residential Investments, Agency RMBS, and Legacy WMC Commercial Investments are included in the Loans and Securities segment. This segment generates revenue primarily in the form of net interest income, inclusive of the cost or benefit of hedging, which represents the difference between the interest earned on the investments and the costs of financing and economic hedges in place on these investments. In addition, the Company's investments in loans and securities are recorded at fair value with any periodic change in fair value recorded in the "Net unrealized gain/(loss)" line item on the consolidated statement of operations which is included in the "Other Income/(Loss)" line item below.

Arc Home Segment

The Arc Home segment includes the Company's equity method investment in AG Arc, which owns Arc Home. As of December 31, 2025 and 2024, the Company had an approximate 66.0% and 44.6% interest in AG Arc, respectively. Refer to Note 10 to the to the "Notes to Consolidated Financial Statements" for additional information related to the Company's investment in AG Arc. Arc Home is a multi-channel licensed mortgage originator and servicer led by an external management team. Arc Home generates revenue primarily through originating and selling residential mortgage loans. In addition, Arc Home recognizes net servicing revenue from mortgage servicing rights as well as net interest income and net unrealized gains or losses from originated residential mortgage loans prior to sale. The Company elected the fair value option with respect to its investment in AG Arc. The net income/(loss) recognized within the Arc Home segment is recorded in the "Equity in earnings/(loss) from affiliates" line item on the consolidated statement of operations and includes any periodic changes in the fair value of the investment.

TPG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Reportable Segments

The following tables present the reportable operating segments related to the Company’s results of operations for the years ended December 31, 2025 and 2024 (in thousands).

	Year Ended December 31, 2025
	Loans and Securities	Arc Home (1) (2)	Other	Total
Interest income	$477,071	$—	$3,259	$480,330
Interest expense	393,607	—	10,190	403,797
Total Net Interest Income	83,464	—	(6,931)	76,533

Total Other Income/(Loss)	13,217	—	—	13,217

Management fee to affiliate	—	—	9,266	9,266
Non-investment related expenses	—	—	10,819	10,819
Investment related expenses	15,625	—	—	15,625
Transaction related expenses	6,400	895	10	7,305
Total Expenses	22,025	895	20,095	43,015

Income/(loss) before equity in earnings/(loss) from affiliates	74,656	(895)	(27,026)	46,735
Equity in earnings/(loss) from affiliates	(1,304)	4,125	—	2,821
Income/(loss) before income taxes	73,352	3,230	(27,026)	49,556
Income tax expense	888	—	—	888
Net Income/(Loss)	72,464	3,230	(27,026)	48,668
Dividends on preferred stock	—	—	21,242	21,242
Net Income/(Loss) Available to Common Stockholders	$72,464	$3,230	$(48,268)	$27,426

	Year Ended December 31, 2024
	Loans and Securities	Arc Home (1) (2)	Other	Total
Interest income	$404,269	$—	$4,226	$408,495
Interest expense	330,456	—	12,147	342,603
Total Net Interest Income	73,813	—	(7,921)	65,892

Total Other Income/(Loss)	21,655	—	—	21,655

Management fee to affiliate	—	—	7,533	7,533
Non-investment related expenses	—	—	10,620	10,620
Investment related expenses	13,522	—	—	13,522
Transaction related expenses	3,044	—	120	3,164
Total Expenses	16,566	—	18,273	34,839

Income/(loss) before equity in earnings/(loss) from affiliates	78,902	—	(26,194)	52,708
Equity in earnings/(loss) from affiliates	2,000	1,141	—	3,141
Income/(loss) before income taxes	80,902	1,141	(26,194)	55,849
Income tax expense	112	—	—	112
Net Income/(Loss)	80,790	1,141	(26,194)	55,737
Dividends on preferred stock	—	—	19,353	19,353
Net Income/(Loss) Available to Common Stockholders	$80,790	$1,141	$(45,547)	$36,384
(1)Net Income/(loss) recognized by AG Arc does not include the Company's portion of gains or losses recorded by Arc Home in connection with the sale of residential mortgage loans to the Company. Refer to Note 10 for more information on this accounting policy.
(2)During the years ended December 31, 2025 and 2024, the Company recorded an unrealized gain/(loss) on its investment in AG Arc of $2.7 million and $2.6 million, respectively.

TPG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following table presents the Company's assets, liabilities, and stockholders' equity by reportable segment as of December 31, 2025 and 2024, which reconciles to the total assets, liabilities, and stockholders' equity of the Company on a consolidated basis (in thousands).

	Loans and Securities	Arc Home	Other	Total
December 31, 2025
Total Assets	$8,600,220	$50,016	$61,294	$8,711,530
Total Liabilities	8,039,534	—	111,262	8,150,796
Total Stockholders' Equity	560,686	50,016	(49,968)	560,734

December 31, 2024
Total Assets	$6,760,628	$30,778	$122,203	$6,913,609
Total Liabilities	6,263,163	—	107,023	6,370,186
Total Stockholders' Equity	497,465	30,778	15,180	543,423

14. Investments in unconsolidated equity method affiliates

The following table details the summarized balance sheets for the Company’s unconsolidated ownership interests in affiliates accounted for using the equity method as of December 31, 2025 and 2024 (in thousands).

	December 31, 2025				December 31, 2024
	AG Arc (1)	Non-QM Securities (2)	Re/Non-Performing Securities (3)	Total
Assets
Loans and real estate securities, at fair value	$444,633	$20,083	$2,292	$467,008	$466,516
Mortgage servicing rights, at fair value	2,163	—	—	2,163	2,080
Cash and cash equivalents	28,432	2,020	947	31,399	19,147
Restricted cash	508	—	—	508	597
Other assets (4)	25,526	284	—	25,810	26,704
Total Assets	$501,262	$22,387	$3,239	$526,888	$515,044

Liabilities
Financing arrangements	$404,534	$—	$—	$404,534	$387,929
Other liabilities (4)	20,895	15	21	20,931	19,201
Total Liabilities	425,429	15	21	425,465	407,130

Total Members' Equity
Total Member's equity	75,833	22,372	3,218	101,423	107,914

Total Liabilities & Members' Equity	$501,262	$22,387	$3,239	$526,888	$515,044

The Company's Investments in debt and equity of affiliates	$50,016	$10,474	$843	$61,333	$46,841
(1)As of December 31, 2025 and 2024, the Company had an approximate 66.0% and 44.6% interest in AG Arc, respectively.
(2)As of December 31, 2025 and 2024, the Company had an approximate 47.0% interest in MATH.
(3)As of December 31, 2025 and 2024, the Company had an approximate 26.1% and 22.7% interest in the entity which holds Re/Non-Performing Securities, respectively.
(4)Arc Home, as an issuer, has the unilateral right to repurchase Ginnie Mae pool loans it has previously sold or loans in pools it acquired in an MSR purchase (generally loans that are more than 90 days past due). When Arc Home determines there is more than a trivial benefit to repurchase the loans, it records the loans on its consolidated balance sheets as an asset and a corresponding liability. As of December 31, 2025 and 2024, Other assets and Other liabilities included loans eligible to be repurchased in the amount of $2.6 million and $1.7 million, respectively.

TPG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following table details the summarized statements of operations for the Company’s unconsolidated ownership interests in affiliates accounted for using the equity method for the years ended December 31, 2025 and 2024 (in thousands).

	Years Ended
	December 31, 2025				December 31, 2024
	AG Arc (1)	Non-QM Securities (2)	Re/Non-Performing Securities (3)	Total
Net Interest Income
Interest income	$29,246	$4,812	$380	$34,438	$28,340
Interest expense	24,252	—	6	24,258	19,486
Total Net Interest Income	4,994	4,812	374	10,180	8,854

Other Income/(Loss)
Net realized gain/(loss)	43,012	—	—	43,012	22,321
Net unrealized gain/(loss) (4)	4,008	(6,969)	(764)	(3,725)	9,656
Other income/(loss), net (5)	7,777	—	—	7,777	15,874
Total Other Income	54,797	(6,969)	(764)	47,064	47,851

Expenses	51,903	335	200	52,438	45,755

Net Income/(Loss)	$7,888	$(2,492)	$(590)	$4,806	$10,950

The Company's Equity in earnings/(loss) from affiliates	$4,125	$(1,167)	$(137)	$2,821	$3,141
(1)As of December 31, 2025 and 2024, the Company had an approximate 66.0% and 44.6% interest in AG Arc, respectively. The Company's equity in earnings/(loss) from AG Arc does not include $0.4 million and $1.1 million of gains recorded by Arc Home in connection with the sale of residential mortgage loans to the Company for the years ended December 31, 2025 and 2024, respectively. Refer to Note 2 and Note 10 for more information on this accounting policy.
(2)As of December 31, 2025 and 2024, the Company had an approximate 47.0% interest in MATH.
(3)As of December 31, 2025 and 2024, the Company had an approximate 26.1% and 22.7% interest in the entity which holds Re/Non-Performing Securities, respectively.
(4)"Net unrealized gain/(loss)" at AG Arc includes changes in the fair value of investments held by Arc Home and the change in fair value of the Company's investment in AG Home. As of December 31, 2025, the fair value of the Company's investment in Arc Home was calculated using a valuation multiple of 1.025x book value, which increased from 0.95x book value as of December 31, 2024. As of December 31, 2023, the fair value of the Company's investment in Arc Home was calculated using a valuation multiple of 0.89x book value.
(5)"Other income/(loss), net" at AG Arc includes servicing revenue.

Refer to Note 2 and Note 10 for more detail on the Company’s investments in unconsolidated equity method affiliates.

15. Subsequent Events

The Company announced that on February 13, 2026 its Board of Directors declared first quarter 2026 preferred stock dividends on its Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock in the amount of $0.51563, $0.50 and $0.652391 per share, respectively. The dividends will be paid on March 17, 2026 to holders of record on February 27, 2026.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2025, an evaluation was performed, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer, with the participation of management, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025 in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2025 based on Internal Control—Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that the Company's internal control over financial reporting is effective as of December 31, 2025.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days after the Company's fiscal year ended December 31, 2025.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days after the Company's fiscal year ended December 31, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days after the Company's fiscal year ended December 31, 2025.

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

Since inception of the 2025 Equity Incentive Plan and through December 31, 2025, the Company has granted an aggregate 25,401 shares of restricted common stock and 870 dividend equivalent units to its independent directors, all of which have vested. As of December 31, 2025, there were 994,510 remaining shares available to be issued under the 2025 Equity Incentive Plan.

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

The following table presents certain information about our equity incentive plans as of December 31, 2025:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column of this Table)
Equity compensation plans approved by stockholders
2025 Equity Incentive Plan	—	$—	994,510
2021 Manager Plan	—	—	573,425
Equity compensation plans not approved by stockholders	—	—	—
Total	—	$—	1,567,935

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days after the Company's fiscal year ended December 31, 2025.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days after the Company's fiscal year ended December 31, 2025.

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

3.3
Amended and Restated Bylaws of TPG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 16, 2025.

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

3.9
Articles of Amendment of AG Mortgage Investment Trust, Inc., incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 16, 2025.

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

10.12†
AG Mortgage Investment Trust, Inc. 2025 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed with the Securities and Exchange Commission on May 7, 2025.

10.13†
AG Mortgage Investment Trust, Inc. 2021 Manager Equity Incentive Plan, incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed with the Securities and Exchange Commission on August 3, 2021.

10.14†
Form of Award Agreement Under the AG Mortgage Investment Trust, Inc. 2020 Equity Incentive Plan, dated as of April 15, 2020, incorporated by reference to Exhibit 10.60 on the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed with the Securities and Exchange Commission on August 8, 2020.

10.15
Registration Rights Agreement, dated as of August 1, 2025, by and among AG Mortgage Investment Trust, Inc. and the Holders as defined therein, incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed with the Securities and Exchange Commission on August 5, 2025.

19.1*	TPG Mortgage Investment Trust, Inc. Amended and Restated Insider Trading Policy.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm Deloitte & Touche LLP.

24.1*	Power of Attorney (included on the signature page).

31.1*	Certification of Thomas J. Durkin pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Anthony W. Rossiello pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Thomas J. Durkin pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Anthony W. Rossiello pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	TPG Mortgage Investment Trust, Inc. Clawback Policy

Exhibit No.	Description

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

*     Filed herewith.

†     Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TPG MORTGAGE INVESTMENT TRUST, INC.

February 25, 2026	By:	/s/ THOMAS J. DURKIN
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

February 25, 2026	By:	/s/ THOMAS J. DURKIN
Thomas J. Durkin Director, Chief Executive Officer and President (Principal Executive Officer)

February 25, 2026	By:	/s/ ANTHONY W. ROSSIELLO
Anthony W. Rossiello Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)

February 25, 2026	By:	/s/ NICHOLAS SMITH
Nicholas Smith Director, Chief Investment Officer

February 25, 2026	By:	/s/ DEBRA HESS
Debra Hess Non-Executive Chair, Director

February 25, 2026	By:	/s/ DIANNE HURLEY
Dianne Hurley Director

February 25, 2026	By:	/s/ MATTHEW JOZOFF
Matthew Jozoff Director

February 25, 2026	By:	/s/ M. CHRISTIAN MITCHELL
M. Christian Mitchell Director