Form 10-Q
period 2026-03-31
TPG Mortgage Investment Trust, Inc.
filed 2026-05-01
CIK 1514281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________

FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Yes   ☐     No   ☒
As of April 29, 2026, there were 31,803,475 outstanding shares of common stock of TPG Mortgage Investment Trust, Inc.

TPG MORTGAGE INVESTMENT TRUST, INC.

PART I

ITEM 1. FINANCIAL STATEMENTS

TPG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands, except per share data)

	March 31, 2026	December 31, 2025
Assets
Securitized residential mortgage loans, at fair value - $744,893 and $766,901 pledged as collateral, respectively (1)	$7,538,748	$7,999,619
Residential mortgage loans, at fair value - $227,587 and $198,596 pledged as collateral, respectively	228,524	199,677
Commercial loans, at fair value - $51,504 and $55,376 pledged as collateral, respectively	51,504	55,376
Real estate securities, at fair value - $249,430 and $231,894 pledged as collateral, respectively	279,387	260,304
Investments in debt and equity of affiliates	61,774	61,333
Cash and cash equivalents	49,307	57,832
Restricted cash	18,415	18,489
Other assets - $0 and $319 pledged as collateral, respectively	60,656	58,900
Total Assets	$8,288,315	$8,711,530

Liabilities
Securitized debt, at fair value (1)	$6,749,708	$7,177,923
Financing arrangements	850,231	826,394
Senior unsecured notes	96,655	96,458
Dividend payable	7,617	7,301
Other liabilities (2)	39,708	42,720
Total Liabilities	7,743,919	8,150,796
Commitments and Contingencies (Note 12)
Stockholders’ Equity
Preferred stock - $227,991 aggregate liquidation preference	220,472	220,472
Common stock, par value $0.01 per share; 450,000 shares of common stock authorized and 31,735 and 31,744 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	317	317
Additional paid-in capital	840,396	840,401
Retained earnings/(deficit)	(516,789)	(500,456)
Total Stockholders' Equity	544,396	560,734

Total Liabilities and Stockholders’ Equity	$8,288,315	$8,711,530
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

TPG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31, 2026	March 31, 2025
Net Interest Income
Interest income	$129,808	$109,130
Interest expense	109,165	90,281
Total Net Interest Income	20,643	18,849

Other Income/(Loss)
Net interest component of interest rate swaps	402	737
Net realized gain/(loss)	(118)	10
Net unrealized gain/(loss)	(16,460)	802
Total Other Income/(Loss)	(16,176)	1,549

Expenses
Management fee to affiliate (1)	2,319	2,327
Non-investment related expenses (1)	2,656	3,280
Investment related expenses (1)	4,298	3,410
Transaction related expenses (1)	574	1,061
Total Expenses	9,847	10,078

Income/(loss) before equity in earnings/(loss) from affiliates	(5,380)	10,320

Equity in earnings/(loss) from affiliates	2,000	1,185
Income/(Loss) before Income Taxes	(3,380)	11,505

Income tax expense	182	28
Net Income/(Loss)	(3,562)	11,477

Dividends on preferred stock	5,153	5,304

Net Income/(Loss) Available to Common Stockholders	$(8,715)	$6,173

Earnings/(Loss) Per Share of Common Stock
Basic	$(0.27)	$0.21
Diluted	$(0.27)	$0.21

Weighted Average Number of Shares of Common Stock Outstanding
Basic	31,738	29,659
Diluted	31,738	29,688
(1) Refer to Note 10 for additional details on related party transactions.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TPG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except per share data)

For the Three Months Ended March 31, 2026 and March 31, 2025
	Common Stock		Preferred Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)
	Shares	Amount				Total
Balance at January 1, 2026	31,744	$317	$220,472	$840,401	$(500,456)	$560,734
Grant of restricted stock and amortization of equity based compensation, net (1)	(9)	—	—	(5)	—	(5)
Common dividends declared ($0.24 per share)	—	—	—	—	(7,617)	(7,617)
Preferred dividends declared (2)	—	—	—	—	(5,154)	(5,154)
Net Income/(Loss)	—	—	—	—	(3,562)	(3,562)
Balance at March 31, 2026	31,735	$317	$220,472	$840,396	$(516,789)	$544,396

	Common Stock		Preferred Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)
	Shares	Amount				Total
Balance at January 1, 2025	29,640	$296	$220,472	$824,380	$(501,725)	$543,423
Grant of restricted stock and amortization of equity based compensation	19	1	—	207	—	208
Common dividends declared ($0.20 per share)	—	—	—	—	(5,932)	(5,932)
Preferred dividends declared (2)	—	—	—	—	(5,306)	(5,306)
Net Income/(Loss)	—	—	—	—	11,477	11,477
Balance at March 31, 2025	29,659	$297	$220,472	$824,587	$(501,486)	$543,870
(1)During the three months ended March 31, 2026, the Company retired 19 thousand shares of common stock to pay $0.2 million of withholding taxes on the net settlement of equity based compensation.
(2)For the three months ended March 31, 2026 and 2025, dividends totaling $0.51563 and $0.51563 per share of Series A Preferred Stock, $0.50 and $0.50 per share of Series B Preferred Stock, and $0.652391 and $0.693062 per share of Series C Preferred Stock outstanding were declared, respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TPG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended
	March 31, 2026	March 31, 2025
Cash Flows from Operating Activities
Net income/(loss)	$(3,562)	$11,477
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Net amortization of premium/(discount)	8,413	3,605
Net realized (gain)/loss	118	(10)
Net unrealized (gain)/loss	16,460	(802)
Grant of restricted stock and amortization of equity based compensation	165	208
Equity in (earnings)/loss from affiliates	(2,000)	(1,185)
Change in operating assets/liabilities:
Other assets	3,811	1,112
Other liabilities	(3,064)	(2,408)
Net cash provided by (used in) operating activities	20,341	11,997

Cash Flows from Investing Activities
Purchases of residential mortgage loans	(87,017)	(497,417)
Purchases of real estate securities	(28,963)	(26,064)
Proceeds from sales of residential mortgage loans	49,375	20,428
Proceeds from sales of real estate securities	—	2,672
Principal repayments on residential mortgage loans	386,964	187,762
Principal repayments on real estate securities	7,852	2,404
Principal funding on residential mortgage loans	(4,063)	(2,381)
Distributions received in excess of income from investments in debt and equity of affiliates	1,564	2,097
Net settlement of interest rate swaps and other instruments	1,395	(6,436)
Cash flows provided by other investing activities	1,138	2,210
Cash flows used in other investing activities	(1,348)	—
Net cash provided by (used in) investing activities	326,897	(314,725)

Cash Flows from Financing Activities
Net borrowings under (repayments of) financing arrangements	23,837	67,868
Principal repayments on fixed-rate long-term financing arrangements	—	(3,113)
Deferred financing costs paid	(58)	(9)
Proceeds from issuance of securitized debt	—	410,678
Principal repayments on securitized debt	(366,991)	(171,109)
Withholding taxes paid on the net settlement of equity based compensation	(170)	—
Dividends paid on common stock	(7,301)	(5,632)
Dividends paid on preferred stock	(5,154)	(5,306)
Net cash provided by (used in) financing activities	(355,837)	293,377

Net change in cash and cash equivalents and restricted cash	(8,599)	(9,351)
Cash and cash equivalents and restricted cash, Beginning of Period	76,321	138,568
Cash and cash equivalents and restricted cash, End of Period	$67,722	$129,217

	Three Months Ended
	March 31, 2026	March 31, 2025
Supplemental disclosure of cash flow information:
Cash paid for interest	$107,676	$84,764
Cash paid for taxes	$328	$71

Supplemental disclosure of non-cash financing and investing activities:
Transfer from residential mortgage loans to securitized residential mortgage loans	$—	$430,970
Common stock dividends declared but not paid	$7,617	$5,932
Transfer from residential mortgage loans to other assets	$3,896	$3,743

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	March 31, 2026	March 31, 2025
Cash and cash equivalents	$49,307	$115,549
Restricted cash	18,415	13,668
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$67,722	$129,217

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TPG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2026

1. Organization

TPG Mortgage Investment Trust, Inc. (the "Company" or "MITT") is a residential mortgage REIT with a focus on investing in a diversified risk-adjusted portfolio of residential mortgage-related assets in the U.S. mortgage market. The Company’s investment activities primarily include acquiring and securitizing newly-originated residential mortgage loans within the non-agency segment of the housing market. The Company obtains its residential mortgage loans through Arc Home, LLC ("Arc Home"), a residential mortgage loan originator in which the Company owned an approximate 66.0% interest as of March 31, 2026, and through other third-party origination partners.

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
March 31, 2026
(2)These investments are included in the "Real estate securities, at fair value" line item on the consolidated balance sheets.
(3)These investments include commercial loans and CMBS (collectively, the "Legacy WMC Commercial Investments") that were acquired in connection with the acquisition of Western Asset Mortgage Capital Corporation (“WMC”) on December 6, 2023. The Company expects to either hold the Legacy WMC Commercial Investments until maturity or opportunistically exit these investments.

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

2. Summary of significant accounting policies

Consolidation and basis of presentation

The accompanying unaudited consolidated financial statements and related notes have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial reporting and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows have been included for the interim period and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.

Significant accounting policies

There have been no significant changes to the Company's accounting policies included in Note 2 to the consolidated financial statements of the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2025. These unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2025 included in the Form 10-K.

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

TPG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2026
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
March 31, 2026
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

Interim Reporting

In December 2025, the FASB issued ASU 2025-11, "Interim Reporting (Topic 270): Narrow-Scope Improvements," which amends the guidance in ASC 270, Interim Reporting. This standard enhances interim disclosure requirements by clarifying the information that must be presented in quarterly periods, including improved transparency regarding significant events, accounting policy updates, and material developments that occur between annual reporting dates. This ASU also aligns certain interim reporting requirements more closely with annual disclosure objectives to promote consistency and comparability. The amendments are effective for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the potential impact upon adoption, but does not expect the adoption of the new standard to have a material effect on its consolidated financial statements.

TPG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2026
3. Loans

Residential mortgage loans

The tables below detail information regarding the Company’s residential mortgage loan portfolio by collateral type as of March 31, 2026 and December 31, 2025 ($ in thousands). The gross unrealized gains/(losses) in the table below represent inception to date gains/(losses) since acquisition.

	Unpaid Principal Balance			Gross Unrealized			Weighted Average
March 31, 2026		Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield (1)	Life (Years) (2)
Securitized residential mortgage loans, at fair value (3)
Non-Agency Loans (4)	$6,728,033	$59,696	$6,787,729	$58,492	$(302,960)	$6,543,261	5.84%	5.71%	7.30
Home Equity Loans	798,646	58,151	856,797	10,948	(3,547)	864,198	9.80%	7.40%	4.42
Re- and Non-Performing Loans	152,632	(9,286)	143,346	—	(12,057)	131,289	4.21%	6.04%	5.19
Total Securitized residential mortgage loans, at fair value	$7,679,311	$108,561	$7,787,872	$69,440	$(318,564)	$7,538,748	6.22%	5.90%	6.95

Residential mortgage loans, at fair value
Agency-Eligible Loans	$20,951	$287	$21,238	$250	$(1)	$21,487	6.84%	6.41%	4.42
Home Equity Loans	166,703	5,891	172,594	613	—	173,207	8.79%	7.71%	4.91
Non-Agency Loans	33,660	587	34,247	11	(1,365)	32,893	6.12%	4.81%	4.20
Re- and Non-Performing Loans	980	(638)	342	595	—	937	N/A	NM	1.09
Total Residential mortgage loans, at fair value	$222,294	$6,127	$228,421	$1,469	$(1,366)	$228,524	8.20%	7.48%	4.74

Total as of March 31, 2026	$7,901,605	$114,688	$8,016,293	$70,909	$(319,930)	$7,767,272	6.27%	5.94%	6.89

	Unpaid Principal Balance			Gross Unrealized			Weighted Average
December 31, 2025		Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield (1)	Life (Years) (2)
Securitized residential mortgage loans, at fair value (3)
Non-Agency Loans (4)	$7,026,365	$59,755	$7,086,120	$84,870	$(266,118)	$6,904,872	5.87%	5.74%	7.30
Home Equity Loans	874,718	61,241	935,959	24,574	—	960,533	9.81%	7.70%	5.43
Re- and Non-Performing Loans	155,984	(9,693)	146,291	—	(12,077)	134,214	4.22%	5.93%	5.54
Total Securitized residential mortgage loans, at fair value	$8,057,067	$111,303	$8,168,370	$109,444	$(278,195)	$7,999,619	6.27%	5.97%	7.07

Residential mortgage loans, at fair value
Agency-Eligible Loans	$20,524	$326	$20,850	$299	$—	$21,149	6.83%	6.34%	4.83
Home Equity Loans	135,804	5,913	141,717	663	(41)	142,339	9.07%	7.77%	4.83
Non-Agency Loans	36,578	638	37,216	18	(2,126)	35,108	6.14%	3.62%	4.17
Re- and Non-Performing Loans	1,140	(696)	444	637	—	1,081	N/A	NM	1.12
Total Residential mortgage loans, at fair value	$194,046	$6,181	$200,227	$1,617	$(2,167)	$199,677	8.27%	7.22%	4.68

Total as of December 31, 2025	$8,251,113	$117,484	$8,368,597	$111,061	$(280,362)	$8,199,296	6.32%	6.00%	7.01
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

TPG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2026
The following tables present information regarding the delinquency status of the Company's residential mortgage loans ($ in thousands).

	Unpaid Principal Balance	Loan Count (1)	Aging by Unpaid Principal Balance (1)
March 31, 2026			Current	30-59 Days	60-89 Days	90+ Days (2)
Securitized residential mortgage loans
Non-Agency Loans	$6,728,033	17,787	$6,527,852	$87,383	$38,094	$74,704
Home Equity Loans	798,646	9,849	790,746	2,957	1,011	3,932
Re- and Non-Performing Loans	152,632	1,050	124,533	11,410	3,443	13,246
Total Securitized residential mortgage loans	$7,679,311	28,686	$7,443,131	$101,750	$42,548	$91,882
Residential mortgage loans
Agency-Eligible Loans	$20,951	39	$20,497	$—	$454	$—
Home Equity Loans	166,703	1,677	166,334	249	89	31
Non-Agency Loans	33,660	49	17,538	2,088	1,057	12,977
Re- and Non-Performing Loans (1)	980	N/A	N/A	N/A	N/A	N/A
Total Residential mortgage loans	$222,294	1,765	$204,369	$2,337	$1,600	$13,008
Total as of March 31, 2026	$7,901,605	30,451	$7,647,500	$104,087	$44,148	$104,890
Percent of Unpaid Principal Balance (1)			96.8%	1.3%	0.6%	1.3%

	Unpaid Principal Balance	Loan Count (1)	Aging by Unpaid Principal Balance (1)
December 31, 2025			Current	30-59 Days	60-89 Days	90+ Days (2)
Securitized residential mortgage loans
Non-Agency Loans	$7,026,365	18,430	$6,833,324	$76,326	$32,323	$84,392
Home Equity Loans	874,718	10,599	869,432	2,963	489	1,834
Re- and Non-Performing Loans	155,984	1,073	123,901	14,730	5,247	12,106
Total Securitized residential mortgage loans	$8,057,067	30,102	$7,826,657	$94,019	$38,059	$98,332
Residential mortgage loans
Agency-Eligible Loans	$20,524	38	$19,825	$699	$—	$—
Home Equity Loans	135,804	1,368	135,773	—	—	31
Non-Agency Loans	36,578	53	16,468	1,444	1,112	17,554
Re- and Non-Performing Loans (1)	1,140	N/A	N/A	N/A	N/A	N/A
Total Residential mortgage loans	$194,046	1,459	$172,066	$2,143	$1,112	$17,585
Total as of December 31, 2025	$8,251,113	31,561	$7,998,723	$96,162	$39,171	$115,917
Percent of Unpaid Principal Balance (1)			96.9%	1.2%	0.5%	1.4%
(1)Loan count and aging data exclude the Re- and Non-Performing Loans subcategory of Residential mortgage loans above as there may be limited data available regarding the underlying collateral of these residual positions.
(2)Represents loans that either have a delinquency status greater than 90 days or are in the process of foreclosure. As of March 31, 2026, the $104.9 million of unpaid principal balance included securitized residential mortgage loans and residential mortgage loans that were 90+ days delinquent with a fair value of $41.9 million and loans in the process of foreclosure with a fair value of $58.3 million. As of December 31, 2025, the $115.9 million of unpaid principal balance included securitized residential mortgage loans and residential mortgage loans that were 90+ days delinquent with a fair value of $54.0 million and loans in the process of foreclosure with a fair value of $57.1 million.

As of March 31, 2026 and December 31, 2025, 6.2% and 6.4%, respectively, of the unpaid principal balance of the Company's securitized residential mortgage loans and residential mortgage loans were adjustable rate mortgages.

During the three months ended March 31, 2026 and 2025, the Company purchased residential mortgage loans, as detailed below (in thousands).

	Three Months Ended
	March 31, 2026		March 31, 2025
	Unpaid Principal Balance	Fair Value (1)	Unpaid Principal Balance	Fair Value (1)
Agency-Eligible Loans	$475	$486	$361,538	$366,768
Home Equity Loans	83,491	86,383	123,276	128,240
Total	$83,966	$86,869	$484,814	$495,008
(1)Fair value represents purchase price at acquisition.

TPG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2026

During the three months ended March 31, 2026 and 2025, the Company sold residential mortgage loans as detailed below ($ in thousands).

	Three Months Ended
	Number of Loans	Proceeds	Realized Gains	Realized Losses
March 31, 2026
Home Equity Loans	601	$49,375	$26	$(25)

March 31, 2025
Non-Agency Loans	21	$11,336	$341	$(1,152)
Re- and Non-Performing Loans	88	9,092	832	(1,149)
Total	109	$20,428	$1,173	$(2,301)
The Company’s residential mortgage loan portfolio consists of mortgage loans on residential real estate located throughout the United States. The following is a summary of the geographic concentration of credit risk as of March 31, 2026 and December 31, 2025 and includes states where the exposure is greater than 5% of the fair value of the Company's residential mortgage loan portfolio.

Geographic Concentration of Credit Risk (1)	March 31, 2026	December 31, 2025
California	30%	30%
Florida	10%	10%
New York	8%	8%
Texas	6%	6%
Other	46%	46%
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

TPG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2026

The following table details the carrying value related to the assets and liabilities of the Company’s consolidated VIEs as of March 31, 2026 and December 31, 2025 (in thousands).

	Non-Agency VIEs		Home Equity VIEs		RPL/NPL VIEs		Total VIEs
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Assets
Securitized residential mortgage loans, at fair value (1)	$6,543,261	$6,904,872	$864,198	$960,533	$131,289	$134,214	$7,538,748	$7,999,619
Restricted Cash	12	—	1,055	1,055	10	12	1,077	1,067
Other assets	35,521	37,711	7,362	8,128	5,327	5,517	48,210	51,356
Total Assets	$6,578,794	$6,942,583	$872,615	$969,716	$136,626	$139,743	$7,588,035	$8,052,042

Liabilities
Securitized debt, at fair value (1) (2)	$5,922,951	$6,265,540	$735,458	$817,889	$91,299	$94,494	$6,749,708	$7,177,923
Other liabilities	25,250	26,129	4,107	4,497	266	274	29,623	30,900
Total Liabilities	$5,948,201	$6,291,669	$739,565	$822,386	$91,565	$94,768	$6,779,331	$7,208,823

Total Equity (3)	$630,593	$650,914	$133,050	$147,330	$45,061	$44,975	$808,704	$843,219
(1)Securitized residential mortgage loans in Non-Agency VIEs include loans that were considered to be Agency-Eligible prior to the Company's securitization.
(2)The holders of the securitized debt have no recourse to the general credit of the Company. The Company generally has no obligation to provide any other explicit or implicit support to the VIEs. Refer to Note 12 for commitments related to the undrawn portion of a borrowers’ home equity line of credit for which the Company may be required to fund.
(3)The Company had outstanding financing arrangements collateralized by the Company's retained interests in its VIEs. Refer to Note 6 for additional information.

TPG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2026

Legacy WMC Commercial loans

The tables below detail information regarding the Company's Legacy WMC Commercial loan portfolio as of March 31, 2026 and December 31, 2025 ($ in thousands). The gross unrealized gains/(losses) in the table below represent inception to date gains/(losses) since acquisition.

March 31, 2026		Premium / (Discount)	Amortized Cost	Gross Unrealized Losses	Fair Value	Weighted Average			Maturity Date (3)	LTV (4)	Location
Loan (1)(2)	Unpaid Principal Balance					Coupon	Yield (3)	Life (Years) (3)
Loan A (5)	$7,259	$(29)	$7,230	$(1,308)	$5,922	7.87%	—%	N/A	N/A	61.63%	IL, FL
Loan B (5)	13,206	(52)	13,154	(2,381)	10,773	7.87%	—%	N/A	N/A	75.33%	CA
Loan C (5)	24,535	(99)	24,436	(4,422)	20,014	7.87%	—%	N/A	N/A	77.22%	NY
Loan D (6)	22,204	(1,005)	21,199	(6,404)	14,795	7.05%	—%	N/A	N/A	42.50%	CT
Total	$67,204	$(1,185)	$66,019	$(14,515)	$51,504	7.60%	—%	N/A		65.06%

December 31, 2025		Premium / (Discount)	Amortized Cost	Gross Unrealized Losses	Fair Value	Weighted Average			Maturity Date (3)	LTV (4)	Location
Loan (1)(2)	Unpaid Principal Balance					Coupon	Yield (3)	Life (Years) (3)
Loan A (5)	$7,259	$(29)	$7,230	$(684)	$6,546	7.98%	—%	N/A	N/A	61.63%	IL, FL
Loan B (5)	13,206	(52)	13,154	(1,244)	11,910	7.98%	—%	N/A	N/A	75.33%	CA
Loan C (5)	24,535	(99)	24,436	(2,310)	22,126	7.98%	—%	N/A	N/A	77.22%	NY
Loan D (6)	22,204	(611)	21,593	(6,799)	14,794	7.16%	—%	N/A	N/A	42.50%	CT
Total	$67,204	$(791)	$66,413	$(11,037)	$55,376	7.71%	—%	N/A		65.69%
(1)The Company has the contractual right to receive a balloon payment for each loan.
(2)Each commercial loan investment is a first mortgage loan.
(3)The borrowers for the Company’s Legacy WMC Commercial Loans are in maturity default as of March 31, 2026 and December 31, 2025. See footnotes 5 and 6 for further details related to each loan. In March 2026, the Company extended the maturity of its financing arrangement collateralized by Legacy WMC Commercial Loans to September 19, 2026. All proceeds from asset paydowns or sales will be applied to reduce the outstanding balance, which was $25.4 million as of March 31, 2026.
(4)Represents the LTV at acquisition of WMC. The total LTV on commercial loans is presented based on fair value.
(5)Loans A, B, and C have a floating rate coupon equal to 4.20% plus one-month SOFR and are collateralized by hotels. During the second quarter 2025, these loans entered maturity default and were placed on non-accrual. Following a period of forbearance, the lender parties and the borrower are pursuing consensual sales of the hotels, which may include transferring title of all or certain of the properties to the lender parties via a deed-in-lieu of foreclosure to facilitate the sales. The Company expects the sales of the underlying hotels which collateralize Loan A to be completed in the second half of 2026. There are no assurances that sales can be completed in the manner or within the time anticipated or at all.
(6)Loan D has a floating rate coupon equal to 3.38% plus one-month SOFR and is collateralized by a retail property. During the third quarter 2025, the loan entered maturity default. The property is generating positive cash flow and, as of the date of this report, the Company has continued to receive interest payments from the property’s cash flows. The lender parties are actively engaged with a third party commercial sales advisor to sell the property, however there are no assurances that a sale can be completed.

TPG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2026
4. Real Estate Securities

The following tables detail the Company’s real estate securities portfolio by collateral type as of March 31, 2026 and December 31, 2025 ($ in thousands). The Company’s real estate securities include its interest in VIEs in which the Company has concluded that it is not the primary beneficiary and, as a result, did not consolidate the VIEs. The gross unrealized gains/(losses) in the tables below represent inception to date unrealized gains/(losses) since acquisition.

	Current Face (1)	Premium/ (Discount) (1)	Amortized Cost	Gross Unrealized		Fair Value (2)	Weighted Average
March 31, 2026				Gains	Losses		Coupon (3)	Yield (4)	Life (Years) (5)
Non-Agency RMBS
Non-QM Loans (6)	$48,814	$(2,043)	$48,501	$767	$(2,258)	$47,010	3.30%	6.40%	2.92
Agency-Eligible Loans (7)	42,760	(2,558)	40,784	1,701	(176)	42,309	3.61%	7.39%	6.39
Home Equity Loans (7)	106,195	(3,851)	123,278	5,942	(371)	128,849	5.47%	9.40%	5.25
Prime Jumbo Loans	4,281	(1,604)	2,678	631	—	3,309	4.44%	8.83%	17.94
Total Non-Agency RMBS	202,050	(10,056)	215,241	9,041	(2,805)	221,477	4.25%	8.33%	5.06

Legacy WMC CMBS (8)	82,573	(35,707)	46,866	5,305	(9,921)	42,250	5.92%	16.66%	1.74

Agency RMBS Interest Only	N/A	N/A	16,024	347	(711)	15,660	4.54%	8.06%	5.44
Total as of March 31, 2026	$284,623	$(45,763)	$278,131	$14,693	$(13,437)	$279,387	4.62%	9.72%	4.74

	Current Face (1)	Premium / (Discount) (1)	Amortized Cost	Gross Unrealized		Fair Value (2)	Weighted Average
December 31, 2025				Gains	Losses		Coupon (3)	Yield (4)	Life (Years) (5)
Non-Agency RMBS
Non-QM Loans (6)	$48,814	$(2,160)	$48,526	$816	$(2,379)	$46,963	3.11%	6.66%	3.57
Agency-Eligible Loans (7)	44,491	(2,656)	42,439	1,841	(117)	44,163	3.57%	7.41%	6.74
Home Equity Loans (7)	84,647	(2,018)	99,617	7,514	(189)	106,942	5.55%	10.47%	5.51
Prime Jumbo Loans	4,256	(1,616)	2,640	673	—	3,313	4.49%	8.82%	18.36
Total Non-Agency RMBS	182,208	(8,450)	193,222	10,844	(2,685)	201,381	4.09%	8.82%	5.39

Legacy WMC CMBS (8)	82,962	(37,015)	45,947	5,814	(9,196)	42,565	5.95%	15.30%	1.73

Agency RMBS Interest Only	N/A	N/A	16,630	249	(521)	16,358	4.57%	7.30%	5.17
Total as of December 31, 2025	$265,170	$(45,465)	$255,799	$16,907	$(12,402)	$260,304	4.55%	9.89%	4.93
(1)Current Face and Premium/(Discount) exclude Interest Only securities, which have no principal balances and bear interest based on a notional value. The notional value is used solely to determine interest distributions on the interest only classes of securities. As of March 31, 2026, the notional balance of the Non-QM Loans, Agency-Eligible Loans, Home Equity Loans, and Agency RMBS Interest Only line items were $63.2 million, $37.8 million, $290.8 million, and $82.7 million, respectively. As of December 31, 2025, the notional value of the Non-QM Loans, Agency-Eligible Loans, Home Equity Loans, and Agency RMBS Interest Only line items were $66.3 million, $40.4 million, $249.1 million, and $85.0 million, respectively.
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
(6)Certain Non-Agency RMBS include securities issued under Gold Creek Asset Trust ("GCAT"), which is the TPG securitization shelf under which the Company or private funds under the management of TPG securitize loans. These securities were retained from rated Non-QM Loan securitizations the Company participated in alongside private funds managed by TPG. The Company’s interest in the retained tranches represents its continuing involvement in these securitization trusts. As of March 31, 2026 and December 31, 2025, the Company’s Non-QM Loans includes $42.4 million and $42.4 million of retained securities from these transactions, respectively.
(7)For certain Non-Agency RMBS, the Company acted as a co-sponsor alongside an unrelated third party of rated securitizations. As the co-sponsor, the Company retained an "eligible vertical interest" to comply with risk retention rules which consists of at least 5% of each class of securities issued in the securitizations and represents the Company’s continuing involvement in these securitization trusts. The remaining tranches were sold to third parties and certain private funds managed by TPG or its affiliates, or were retained by the Company. As of March 31, 2026 and December 31, 2025, the Company’s Agency-Eligible Loans includes $40.3 million and $42.2 million of retained securities from these transactions, respectively. As of March 31, 2026 and December 31, 2025, the Company’s Home Equity Loans includes $102.7 million and $78.7 million of retained securities from these transactions, respectively.
(8)As of March 31, 2026 and December 31, 2025, there are Legacy WMC CMBS with an unpaid principal balance of $23.5 million and $23.5 million, respectively, and a fair value of $5.1 million and $6.3 million, respectively, which are on non-accrual or cost recovery status.

TPG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2026
The following tables summarize the Company's real estate securities according to their projected weighted average life classifications as of March 31, 2026 and December 31, 2025 (in thousands).

March 31, 2026	Non-Agency RMBS		Legacy WMC CMBS		Agency RMBS		Real Estate Securities Total
Weighted Average Life (1)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than or equal to one year	$—	$—	$4,694	$8,617	$—	$—	$4,694	$8,617
Greater than one year and less than or equal to five years	155,310	153,971	37,556	38,249	626	579	193,492	192,799
Greater than five years and less than or equal to ten years	44,475	40,340	—	—	15,034	15,445	59,509	55,785
Greater than ten years	21,692	20,930	—	—	—	—	21,692	20,930
Total as of March 31, 2026	$221,477	$215,241	$42,250	$46,866	$15,660	$16,024	$279,387	$278,131

December 31, 2025	Non-Agency RMBS		Legacy WMC CMBS		Agency RMBS		Real Estate Securities Total
Weighted Average Life (1)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than or equal to one year	$—	$—	$4,921	$8,589	$—	$—	$4,921	$8,589
Greater than one year and less than or equal to five years	98,432	96,270	37,644	37,358	838	600	136,914	134,228
Greater than five years and less than or equal to ten years	80,653	75,378	—	—	15,520	16,030	96,173	91,408
Greater than ten years	22,296	21,574	—	—	—	—	22,296	21,574
Total as of December 31, 2025	$201,381	$193,222	$42,565	$45,947	$16,358	$16,630	$260,304	$255,799
(1)This is based on projected life. Typically, actual maturities are shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

The Company did not sell any real estate securities during the three months ended March 31, 2026. The Company sold real estate securities during the three months ended March 31, 2025 as detailed below ($ in thousands).

	Three Months Ended
	Number of Securities	Proceeds	Realized Gains	Realized Losses
March 31, 2025
Agency RMBS	1	$1,894	$241	$—
Non-Agency RMBS	1	778	37	—
Total	2	$2,672	$278	$—

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

TPG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2026
The following tables present the Company’s financial instruments measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 (in thousands).

	Fair Value at March 31, 2026				Fair Value at December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Securitized residential mortgage loans	$—	$—	$7,538,748	$7,538,748	$—	$—	$7,999,619	$7,999,619
Residential mortgage loans	—	937	227,587	228,524	—	1,081	198,596	199,677
Legacy WMC Commercial Loans	—	—	51,504	51,504	—	—	55,376	55,376
Non-Agency RMBS	—	9,913	211,564	221,477	—	9,835	191,546	201,381
Legacy WMC CMBS	—	42,250	—	42,250	—	42,565	—	42,565
Agency RMBS	—	15,660	—	15,660	—	16,358	—	16,358
Derivative assets (1)	—	6,289	—	6,289	—	5,395	—	5,395
Cash equivalents (2)	47,232	—	—	47,232	55,979	—	—	55,979
Other assets	1,392	—	—	1,392	—	—	—	—
AG Arc (3)	—	—	52,334	52,334	—	—	50,016	50,016
Total Assets Measured at Fair Value	$48,624	$75,049	$8,081,737	$8,205,410	$55,979	$75,234	$8,495,153	$8,626,366

Liabilities:
Securitized debt	$—	$—	$(6,749,708)	$(6,749,708)	$—	$—	$(7,177,923)	$(7,177,923)
Derivative liabilities (1)	—	(814)	—	(814)	—	(1,169)	—	(1,169)
Total Liabilities Measured at Fair Value	$—	$(814)	$(6,749,708)	$(6,750,522)	$—	$(1,169)	$(7,177,923)	$(7,179,092)
(1)As of March 31, 2026, the Company applied a reduction in fair value of $6.2 million and $0.8 million to its interest rate swap assets and liabilities, respectively, related to variation margin with a corresponding increase or decrease in restricted cash. As of December 31, 2025, the Company applied a reduction in fair value of $5.3 million and $1.2 million to its interest rate swap assets and liabilities, respectively, related to variation margin with a corresponding increase or decrease in restricted cash. Derivative assets and liabilities are included in the "Other assets" and "Other liabilities" line items on the consolidated balance sheets, respectively.
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

TPG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2026
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

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the three months ended March 31, 2026 and 2025.

The Company did not have any transfers of assets or liabilities between Levels 1 or 2 and Level 3 of the fair value hierarchy during the three months ended March 31, 2026 and 2025. Transfers into the Level 3 category of the fair value hierarchy occur due to instruments exhibiting indications of reduced levels of market transparency. Transfers out of the Level 3 category of the fair value hierarchy occur due to instruments exhibiting indications of increased levels of market transparency. Indications of increases or decreases in levels of market transparency include a change in observable transactions or executable quotes involving these instruments or similar instruments. Changes in these indications could impact price transparency, and thereby cause a change in level designations in future periods.

TPG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2026
The following tables present additional information about the Company’s assets and liabilities which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value (in thousands).

Three Months Ended March 31, 2026
	Residential Mortgage Loans (1)	Legacy WMC Commercial Loans	Non-Agency RMBS	Other Assets (2)	AG Arc	Securitized Debt
Beginning balance	$8,198,215	$55,376	$191,546	$—	$50,016	$(7,177,923)
Purchases	86,737	—	28,651	—	—	—
Proceeds from sales or settlements	(49,375)	—	—	(2)	—	—
Principal repayments	(386,824)	—	(5,905)	—	—	363,141
Principal funding	4,063	—	—	—	—	—
Included in net income:
Net premium and discount amortization (3)	(2,396)	(393)	(779)	—	—	(3,122)
Net realized gain/(loss)	(60)	—	—	2	—	—
Net unrealized gain/(loss)	(79,681)	(3,479)	(1,949)	—	—	68,196
Equity in earnings/(loss) from affiliates	—	—	—	—	2,318	—
Other (4)	(4,344)	—	—	—	—	—
Ending Balance	$7,766,335	$51,504	$211,564	$—	$52,334	$(6,749,708)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of March 31, 2026
Net premium and discount amortization (3)	$(2,303)	$(393)	$(779)	$—	$—	$(3,122)
Net unrealized gain/(loss)	(79,712)	(3,479)	(1,949)	—	—	68,196
Equity in earnings/(loss) from affiliates	—	—	—	—	2,318	—

Three Months Ended March 31, 2025
	Residential Mortgage Loans (1)	Legacy WMC Commercial Loans	Non-Agency RMBS	Other Assets (2)	AG Arc	Securitized Debt	Other Liabilities (2)
Beginning balance	$6,416,066	$67,005	$115,533	$204	$30,778	$(5,491,967)	$(336)
Purchases	494,769	—	25,963	—	—	—	—
Issuances of Securitized Debt	—	—	—	—	—	(408,670)	—
Proceeds from sales or settlements	(20,428)	—	—	(258)	—	—	298
Principal repayments	(187,597)	—	(1,094)	—	—	170,775	—
Principal funding	2,381	—	—	—	—	—	—
Included in net income:
Net premium and discount amortization (3)	1,891	270	(692)	—	—	(6,807)	—
Net realized gain/(loss)	(1,067)	—	—	258	—	—	(298)
Net unrealized gain/(loss)	107,843	(1,771)	1,408	(204)	—	(100,022)	336
Equity in earnings/(loss) from affiliates	—	—	—	—	1,464	—	—
Other (4)	(4,062)	—	—	—	—	—	—
Ending Balance	$6,809,796	$65,504	$141,118	$—	$32,242	$(5,836,691)	$—

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of March 31, 2025
Net premium and discount amortization (3)	1,830	270	(692)	—	—	(6,807)	—
Net unrealized gain/(loss)	106,986	(1,771)	1,408	—	—	(100,022)	—
Equity in earnings/(loss) from affiliates	—	—	—	—	1,464	—	—
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

TPG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2026
The following table presents a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of investments for which the Company has utilized Level 3 inputs to determine fair value as of March 31, 2026 and December 31, 2025 ($ in thousands).

		March 31, 2026		December 31, 2025
Valuation Technique	Unobservable Input	Fair Value	Range (Weighted Average) (1)	Fair Value	Range (Weighted Average) (1)
Securitized Residential Mortgage Loans
	Yield		5.36% - 18.27% (5.97%)		5.13% - 18.10% (5.78%)
Discounted Cash Flow	Projected Collateral Prepayments	$7,538,748	4.68% - 22.00% (10.12%)	$7,999,619	4.92% - 22.00% (10.09%)
	Projected Collateral Losses		0.00% - 1.76% (0.08%)		0.00% - 1.77% (0.09%)
	Projected Collateral Severities (2)		10.00% - 100.00% (27.88%)		10.00% - 100.00% (28.23%)
Residential Mortgage Loans
	Yield		2.50% - 11.03% (6.96%)		5.39% - 11.61% (7.08%)
Discounted Cash Flow	Projected Collateral Prepayments	$227,587	0.99% - 36.13% (16.12%)	$198,596	1.98% - 33.46% (16.06%)
	Projected Collateral Losses		0.00% - 34.31% (1.76%)		0.00% - 18.29% (1.47%)
	Projected Collateral Severities (2)		1.09% - 20.00% (17.61%)		4.43% - 100.00% (17.79%)
Legacy WMC Commercial Loans
	Yield		6.42% - 7.31% (6.67%)		5.95% - 6.95% (6.68%)
Discounted Cash Flow	Credit Spread	$51,504	260 bps - 356 bps (288 bps)	$55,376	231 bps - 325 bps (300 bps)
	Recovery Percentage (3)		68.33% - 85.55% (80.60%)		68.33% - 93.29% (86.62%)
Non-Agency RMBS
	Yield		5.14% - 16.00% (7.39%)		4.83% - 20.00% (7.56%)
Discounted Cash Flow	Projected Collateral Prepayments	$211,564	7.81% - 13.24% (11.02%)	$191,546	7.55% - 15.23% (11.23%)
	Projected Collateral Losses		0.00% - 0.50% (0.11%)		0.00% - 0.38% (0.06%)
	Projected Collateral Severities		10.00% - 100.00% (62.04%)		10.00% - 100.00% (56.87%)
AG Arc
Comparable Multiple	Book Value Multiple	$52,334	1.05x - 1.05x (1.05x)	$50,016	1.025x - 1.025x (1.025x)
Securitized Debt
	Yield		4.76% - 30.00% (5.65%)		4.37% - 30.00% (5.42%)
Discounted Cash Flow	Projected Collateral Prepayments	$(6,749,708)	4.68% - 22.00% (10.09%)	$(7,177,923)	4.92% - 22.00% (10.09%)
	Projected Collateral Losses		0.00% - 0.50% (0.08%)		0.00% - 0.50% (0.08%)
	Projected Collateral Severities		10.00% - 100.00% (27.46%)		10.00% - 100.00% (27.79%)
(1)Amounts are weighted based on fair value.
(2)Projected collateral severities excludes assumed recoveries on certain residential mortgage loans.
(3)Represents the proportion of the principal expected to be collected relative to the loan balances as of March 31, 2026 and December 31, 2025.

TPG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2026
6. Financing

The following table presents a summary of the Company's financing as of March 31, 2026 and December 31, 2025 ($ in thousands).

	March 31, 2026						December 31, 2025
	Financing			Weighted Average		Collateral Fair Value (1)(2)	Financing
	Current Face	Carrying Value	Stated Maturity	Funding Cost	Life (Years)		Carrying Value
Financing Arrangements by Asset Type (3)
Securitized Residential Mortgage Loans (4)
Non-Agency Loans	$415,277	$415,277	Apr 2026 - Jun 2026	5.17%	0.20	$623,149	$428,657
Home Equity Loans	64,826	64,826	Jun 2026	4.62%	0.20	80,041	67,752
Re- and Non-Performing Loans	27,191	27,191	May 2026 - Jun 2026	5.72%	0.14	41,703	27,264
Residential Mortgage Loans (5)
Agency-Eligible Loans	19,672	19,672	Sep 2026 - Mar 2027	5.38%	0.63	21,487	19,490
Home Equity Loans (6)	87,343	87,343	Jun 2026 - Jul 2026	6.08%	0.25	173,207	58,951
Non-Agency Loans	27,227	27,227	Jun 2026	5.47%	0.19	32,893	29,817
Legacy WMC Commercial Loans	25,392	25,392	Sep 2026	6.43%	0.47	51,504	27,436
Non-Agency RMBS	154,366	154,366	Apr 2026 - Jun 2026	4.54%	0.15	192,214	137,386
Legacy WMC CMBS	18,540	18,540	May 2026 - Jun 2026	5.20%	0.16	42,226	18,540
Agency RMBS	10,397	10,397	Apr 2026 - Jun 2026	4.29%	0.21	14,990	10,857
Other Assets	—	—	N/A	—%	0.00	—	244
Total Financing Arrangements	$850,231	$850,231		5.17%	0.21	$1,273,414	$826,394

Securitized debt, at fair value (7)(8)
Non-Agency Loans (9)	$6,144,984	$5,922,951	N/A	5.37%	5.74	N/A	$6,265,540
Home Equity Loans (9)	712,612	735,458	N/A	5.67%	2.28	N/A	817,889
Re- and Non-Performing Loans	96,400	91,299	N/A	3.47%	2.81	N/A	94,494
Total Securitized Debt	$6,953,996	$6,749,708		5.37%	5.39	N/A	$7,177,923

Senior Unsecured Notes (10)
February 2029 Senior Unsecured Notes	$34,500	$33,407	Feb 2029	10.79%	2.92	N/A	$33,327
May 2029 Senior Unsecured Notes	65,000	63,248	May 2029	10.52%	3.17	N/A	63,131
Total Senior Unsecured Notes	$99,500	$96,655		10.61%	3.08	N/A	$96,458

Total Financing	$7,903,727	$7,696,594		5.41%	4.99	$1,273,414	$8,100,775
(1)The Company also had $8.0 million and $7.8 million of cash pledged under repurchase agreements as of March 31, 2026 and December 31, 2025, respectively.
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
(6)The collateral fair value pledged includes $66.2 million of Home Equity Loans, with an unpaid principal balance of $63.7 million, in which the Company has no outstanding financing but has the ability to borrow at an advance rate of 87.5% of unpaid principal balance pledged as collateral. Of this available financing, $50 million is contractually committed
(7)The holders of the securitized debt have no recourse to the general credit of the Company. The Company generally has no obligation to provide any other explicit or implicit support to the Non-Agency VIEs, Home Equity VIEs, and RPL/NPL VIEs. Refer to Note 12 for commitments related to the undrawn portion of a borrowers' home equity line of credit for which the Company may be required to fund.
(8)The weighted average funding costs are calculated based on the amortized cost of the underlying securities.
(9)The current face on the Company's Securitized debt in the Company's Non-Agency VIEs and Home Equity VIEs excludes Interest Only classes which have no principal balances and bear interest based on a notional value. The notional value is used solely to determine interest distributions on the interest only classes of securities. As of March 31, 2026, the notional value of interest only classes of Securitized debt in the Non-Agency VIEs and Home Equity VIEs was $3.5 billion and $265.1 million, respectively.
(10)The Senior Unsecured Notes are recorded at amortized cost in the Company's consolidated balance sheets. As of March 31, 2026, the fair value of the Senior Unsecured Notes was $99.6 million. The fair value of the Senior Unsecured Notes is based upon prices obtained from third-party pricing services or broker quotations and are classified as Level 2 of the fair value hierarchy.

TPG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2026

Senior Unsecured Notes

The Company’s Senior Unsecured Notes consist of $34.5 million principal amount 9.500% Senior Notes due February 2029 ("February 2029 Senior Unsecured Notes") and $65.0 million principal amount 9.500% Senior Notes due May 2029 ("May 2029 Senior Unsecured Notes" and together with the February 2029 Senior Unsecured Notes, the "Senior Unsecured Notes"). The February 2029 Senior Unsecured Notes were issued on January 26, 2024 in a public offering for net proceeds of approximately $32.8 million and the May 2029 Senior Unsecured Notes were issued on May 15, 2024 in a public offering for net proceeds of approximately $62.4 million. The below table provides a summary of the Senior Unsecured Notes as of March 31, 2026 ($ in thousands).

	Principal Amount (1)	Carrying Value	Maturity Date (2)	Redemption Date (3)	Rate (4)
February 2029 Senior Unsecured Notes	$34,500	$33,407	February 15, 2029	February 15, 2026	9.500%
May 2029 Senior Unsecured Notes	65,000	63,248	May 15, 2029	May 15, 2026	9.500%
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

The below table details the total interest expense incurred on the Senior Unsecured Notes during the three months ended March 31, 2026 and 2025 (in thousands).

	Three Months Ended
	March 31, 2026	March 31, 2025
Coupon interest expense	$2,363	$2,363
Amortization expense	197	177
Total interest expense	$2,560	$2,540

TPG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2026
Contractual maturities

The following table allocates the current face of the Company's borrowings under financing arrangements and the Senior Unsecured Notes as of March 31, 2026 by contractual maturity (in thousands). Securitized debt is excluded from the below table as it does not have a contractual maturity.

	Within 30 Days	Over 30 Days to 3 Months	Over 3 Months to 12 Months	Over 12 Months	Total
Financing Arrangements by Asset Type
Securitized Residential Mortgage Loans
Non-Agency Loans	$41,366	$373,911	$—	$—	$415,277
Home Equity Loans	—	64,826	—	—	64,826
Re- and Non-Performing Loans	—	27,191	—	—	27,191
Residential Mortgage Loans
Agency-Eligible Loans	—	—	19,672	—	19,672
Home Equity Loans	—	291	87,052	—	87,343
Non-Agency Loans	—	27,227	—	—	27,227
Legacy WMC Commercial Loans (1)	—	—	25,392	—	25,392
Non-Agency RMBS	42,622	111,744	—	—	154,366
Legacy WMC CMBS	—	18,540	—	—	18,540
Agency RMBS	800	9,597	—	—	10,397
Total Financing Arrangements	$84,788	$633,327	$132,116	$—	$850,231

Senior Unsecured Notes
February 2029 Senior Unsecured Notes	$—	$—	$—	$34,500	$34,500
May 2029 Senior Unsecured Notes	—	—	—	65,000	65,000
Total Senior Unsecured Notes	$—	$—	$—	$99,500	$99,500
(1)The borrowers for the Company’s Legacy WMC Commercial Loans are in maturity default as of March 31, 2026. In March 2026, the Company extended the maturity of its financing arrangement collateralized by Legacy WMC Commercial Loans to September 19, 2026. All proceeds from asset paydowns or sales will be applied to reduce the outstanding balance.

Counterparties

The Company had outstanding financing arrangements with six counterparties as of March 31, 2026 and December 31, 2025.

The following table presents information as of March 31, 2026 and December 31, 2025 with respect to each counterparty that provides the Company with financing for which the Company had greater than 5% of its stockholders’ equity at risk, excluding stockholders’ equity at risk under financing through affiliated entities ($ in thousands).

	March 31, 2026			December 31, 2025
Counterparty	Stockholders' Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity	Stockholders' Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity
BofA Securities, Inc.	$146,752	77	27.0%	$150,267	68	26.8%
Goldman Sachs Bank USA	139,661	71	25.7%	153,393	103	27.4%
Barclays Capital Inc.	96,445	76	17.7%	80,721	73	14.4%
JP Morgan Securities, LLC	29,202	29	5.4%	29,992	31	5.3%

Financial Covenants

The Company’s financing arrangements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each financing arrangement, typical supplemental terms include requirements of minimum equity and liquidity, leverage ratios, and performance triggers. In addition, some of the financing arrangements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that the Company fails to comply with

TPG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2026
the covenants contained in these financing arrangements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the associated agreement. Financings pursuant to financing arrangements are generally recourse to the Company. As of March 31, 2026, the Company is in compliance with all of its financial covenants.

7. Other assets and liabilities

The following table details certain information related to the Company's "Other assets" and "Other liabilities" line items on its consolidated balance sheets as of March 31, 2026 and December 31, 2025 (in thousands).

	March 31, 2026	December 31, 2025
Other assets
Interest receivable	$44,673	$47,868
Real estate owned	10,494	7,398
Derivative assets, at fair value	56	149
Other assets	3,521	2,253
Due from broker	1,912	1,232
Total Other assets	$60,656	$58,900

Other liabilities
Due to affiliates (1)	$3,842	$4,580
Interest payable	32,594	34,385
Accrued expenses	2,317	1,836
Due to broker	604	1,655
Payable on unsettled trades	133	—
Taxes payable	218	264
Total Other liabilities	$39,708	$42,720
(1)Refer to Note 10 for more information.

Derivatives

The following table presents information related to the Company's derivatives and other instruments and their balance sheet location as of March 31, 2026 and December 31, 2025 (in thousands).

	Balance Sheet Location	March 31, 2026		December 31, 2025
Derivatives and Other Instruments (1)		Notional	Fair Value	Notional	Fair Value
Pay Fix/Receive Float Interest Rate Swap Agreements (2) (3)	Other assets	$291,560	$56	$283,500	$149
Pay Fix/Receive Float Interest Rate Swap Agreements (2) (3)	Other liabilities	113,000	—	89,060	—
Forward Purchase Commitments	Other assets	—	—	475	—
(1)As of March 31, 2026 and December 31, 2025, no derivatives held by the Company were designated as hedges for accounting purposes.
(2)As of March 31, 2026, the Company applied a reduction in fair value of $6.2 million and $0.8 million to its interest rate swap assets and liabilities, respectively, related to variation margin with a corresponding increase or decrease in restricted cash. As of December 31, 2025, the Company applied a reduction in fair value of $5.3 million and $1.2 million to its interest rate swap assets and liabilities, respectively, related to variation margin with a corresponding increase or decrease in restricted cash.
(3)As of March 31, 2026, the Company's pay fix/receive float interest rate swaps had a weighted average pay-fixed rate of 3.35%, a weighted average receive-variable rate of 3.68%, and a weighted average years to maturity of 4.16 years. As of December 31, 2025, the Company's pay fix/receive float interest rate swaps had a weighted average pay-fixed rate of 3.30%, a weighted average receive-variable rate of 3.87%, and a weighted average years to maturity of 4.29 years.

Derivative and other instruments eligible for offset are presented gross on the consolidated balance sheets as of March 31, 2026 and December 31, 2025, if applicable. The Company has not offset or netted any derivatives or other instruments with any financial instruments or cash collateral posted or received.

TPG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2026
The Company must post cash or securities as collateral on its derivative instruments when their fair value declines. This typically occurs when prevailing market rates change adversely, with the severity of the change also dependent on the term of the derivatives involved. The posting of collateral is generally bilateral, meaning that if the fair value of the Company’s derivatives increases, its counterparty must post collateral. As of March 31, 2026, the Company's restricted cash balance included $9.4 million of collateral related to certain derivatives, of which $4.0 million represents cash collateral posted by the Company and $5.4 million represents amounts related to variation margin. As of December 31, 2025, the Company's restricted cash balance included $9.6 million of collateral related to certain derivatives, of which $5.5 million represents cash collateral posted by the Company and $4.1 million represents amounts related to variation margin.

The following table summarizes total income related to derivatives and other instruments for the three months ended March 31, 2026 and 2025 (in thousands).

	Three Months Ended
	March 31, 2026	March 31, 2025
Included within Net interest component of interest rate swaps
Interest Rate Swaps	$402	$737

Included within Net unrealized gain/(loss)
Interest Rate Swaps	1,858	(6,536)
Forward Purchase Commitments	—	132
	1,858	(6,404)

Included within Net realized gain/(loss)
Interest Rate Swaps	54	782
Forward Purchase Commitments	2	(40)
	56	742
Total income/(loss)	$2,316	$(4,925)

Derivative Activity

The following table presents information about the Company’s derivatives for the three months ended March 31, 2026 and 2025 (in thousands).

	Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Notional Amount	Derivative Asset	Derivative Liability
Three Months Ended March 31, 2026
Interest Rate Swaps	$372,560	$65,000	$(33,000)	$404,560	$56	$—
Three Months Ended March 31, 2025
Interest Rate Swaps	$342,550	$103,000	$(113,050)	$332,500	$—	$(256)

TPG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2026
8. Earnings per share

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share for the three months ended March 31, 2026 and 2025 (in thousands, except per share data).

	Three Months Ended
	March 31, 2026	March 31, 2025
Numerator:
Net Income/(Loss)	$(3,562)	$11,477
Dividends on preferred stock	5,153	5,304
Net Income/(Loss) Available to Common Stockholders	$(8,715)	$6,173

Denominator:
Basic weighted average common shares outstanding	31,738	29,659
Dilutive effect of restricted stock units (1)	—	29
Diluted weighted average common shares outstanding	31,738	29,688

Earnings/(Loss) Per Share
Basic	$(0.27)	$0.21
Diluted	$(0.27)	$0.21
(1)Restricted stock units issued to certain directors of 16 thousand were excluded from the computation of diluted earnings per share because its effect would be anti-dilutive for the three months ended March 31, 2026.

Dividends

The following tables detail the Company's common stock dividends declared during the three months ended March 31, 2026 and 2025.

Three Months Ended March 31, 2026				Three Months Ended March 31, 2025
Declaration Date	Record Date	Payment Date	Cash Dividend Per Share	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
3/16/2026	3/31/2026	4/30/2026	$0.24	3/17/2025	3/31/2025	4/30/2025	$0.20

The following tables detail the Company's preferred stock dividends declared and paid during the three months ended March 31, 2026 and 2025.

2026			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	8.25% Series A	8.00% Series B	8.000% Series C
2/13/2026	2/27/2026	3/17/2026	$0.51563	$0.50	$0.652391

2025			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	8.25% Series A	8.00% Series B	8.000% Series C
2/14/2025	2/28/2025	3/17/2025	$0.51563	$0.50	$0.693062

TPG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2026
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

Excise Tax

Excise tax represents a non-deductible 4% tax on the required amount of the Company’s ordinary income and net capital gains not distributed during the year. The expense is calculated in accordance with applicable tax regulations. The below table details excise tax expense for the three months ended March 31, 2026 and 2025, which is recorded in the “Non-investment related expenses” line item on the consolidated statement of operations (in thousands).

	Three Months Ended
	March 31, 2026	March 31, 2025
Excise tax expense	$—	$89

REIT Net Operating Loss and Net Capital Loss Carryforwards

In connection with the WMC acquisition, the Company obtained federal net operating loss ("NOL") carryforwards of $321.6 million, of which $223.8 million do not have an expiration date and can be carried forward indefinitely. However, the Company’s use of the NOLs obtained in the WMC acquisition is limited under Section 382 of the Internal Revenue Code. As of March 31, 2026 and December 31, 2025, the remaining NOL carryforwards obtained in the WMC acquisition was $317.3 million.

As of March 31, 2026 and December 31, 2025, the Company had estimated net capital loss ("NCL") carryforwards of $63.9 million. These NCL carryforwards (which exclude NCLs acquired from WMC) can be utilized to offset future net gains from the sale of capital assets. NCL carryforwards of $225.7 million were generated during the year ended December 31, 2020 and any unutilized NCL carryforwards expired on December 31, 2025.

In connection with the WMC acquisition, the Company obtained NCL carryforwards. As of March 31, 2026 and December 31, 2025, these estimated NCL carryforwards were $153.9 million. These NCL carryforwards will expire between 2026 and 2030. However, the Company’s use of these NCLs is limited under Sections 382 and 383 of the Internal Revenue Code.

Taxable REIT Subsidiaries

The Company elected to treat certain domestic subsidiaries as taxable REIT subsidiaries ("TRSs"). The Company’s financial results are generally not expected to reflect provisions for current or deferred income taxes, except for any activities conducted through one or more TRSs that are subject to corporate income taxation. Currently, the Company has wholly owned domestic TRSs that are taxable as corporations and subject to U.S. federal, state, and local income tax on net income at the applicable corporate rates. The federal statutory rate for the three months ended March 31, 2026 and 2025 was 21%. The Company’s effective tax rate differs from its combined U.S. federal, state, and local corporate statutory tax rate primarily due to income earned at the REIT, which is not subject to tax due to the deduction for qualifying distributions made by the Company, and any change in the valuation allowance as disclosed in further detail below. The tax expense attributable to its TRSs is recorded in the "Income tax expense" line item on the consolidated statement of operations. The below table details the tax expense attributable to its TRSs for the three months ended March 31, 2026 and 2025 (in thousands).

	Three Months Ended
	March 31, 2026	March 31, 2025
Federal	$82	$—
State and Local	100	28
Income Tax Expense	$182	$28

TPG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2026

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax reporting purposes at the TRS level. As of March 31, 2026 and December 31, 2025, the Company recorded a deferred tax asset of approximately $28.3 million and $28.5 million, respectively. The NOL carryforwards as of December 31, 2025 can be carried forward indefinitely. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences become deductible. The Company concluded it is more likely than not the deferred tax asset will not be realized and established a valuation allowance of $28.3 million and $28.5 million as of March 31, 2026 and December 31, 2025.

Uncertain Income Tax Positions

Based on its analysis of any potential uncertain income tax positions, the Company concluded it did not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of March 31, 2026 and December 31, 2025. The Company’s and WMC's federal income tax returns for the last three tax years are open to examination by the Internal Revenue Service. There are no ongoing U.S. federal, state or local tax examinations related to the Company. In the event that the Company incurs income tax related interest and penalties, its policy is to classify them as a component of provision for income taxes. The Company did not incur any interest or penalties during the three months ended March 31, 2026 and 2025.

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

The below table details the management fees incurred during the three months ended March 31, 2026 and 2025 (in thousands).

	Three Months Ended
Consolidated statements of operations line item:	March 31, 2026	March 31, 2025
Management fee to affiliate	$2,319	$2,327

TPG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2026
As of March 31, 2026 and December 31, 2025, the Company recorded management fees payable of $2.3 million and $2.3 million, respectively. The management fee payable is included within the "Due to affiliates" item within the "Other liabilities" line item on the consolidated balance sheets.

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

During the three months ended March 31, 2026 and 2025, the Company did not incur any incentive fee expense.

Termination fee

Upon the occurrence of (i) the Company’s termination of the management agreement without cause or (ii) the Manager’s termination of the management agreement upon a breach by the Company of any material term of the management agreement, the Manager will be entitled to a termination fee equal to three times the average annual management fee during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter. As of March 31, 2026 and December 31, 2025, no event of termination of the management agreement had occurred.

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

The below table details the expense reimbursement incurred during the three months ended March 31, 2026 and 2025 (in thousands).

	Three Months Ended
Consolidated statements of operations line item:	March 31, 2026	March 31, 2025
Non-investment related expenses	$1,446	$1,839
Investment related expenses	142	200
Transaction related expenses	75	260
Expense reimbursements to Manager or its affiliates	$1,663	$2,299

As of March 31, 2026 and December 31, 2025, the Company recorded a reimbursement payable to the Manager or its affiliates of $1.3 million and $2.1 million, respectively. The reimbursement payable to the Manager or its affiliates is included within the "Due to affiliates" line item within the "Other liabilities" line item on the consolidated balance sheets.

TPG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2026
Investments in debt and equity of affiliates

The Company invests in credit sensitive residential assets through affiliated entities which hold an ownership interest in the assets. The Company is one investor, amongst other investors managed by affiliates of TPG, in such entities and has applied the equity method of accounting for such investments.

Arc Home

On December 9, 2015, the Company, alongside private funds managed by TPG or its affiliates, through AG Arc LLC ("AG Arc") formed Arc Home. As of March 31, 2026 and December 31, 2025, the Company had an approximate 66.0% interest in AG Arc. Arc Home is a multi-channel licensed mortgage originator and servicer primarily engaged in the business of originating and selling residential mortgage loans while retaining the mortgage servicing rights associated with certain loans that it originates. Arc Home is led by an external management team. The Company elected the fair value option with respect to its investment in AG Arc pursuant to ASC 825. The Company elected to treat its investment in AG Arc as a taxable REIT subsidiary.

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

Summary of investments in debt and equity of affiliates and related earnings

The below table summarizes the components of the "Investments in debt and equity of affiliates" line item on the Company's consolidated balance sheets as of March 31, 2026 and December 31, 2025 (in thousands).

	March 31, 2026			December 31, 2025
	Assets	Liabilities	Equity	Assets	Liabilities	Equity
Non-QM Securities (1)	$8,680	$—	$8,680	$9,439	$—	$9,439
Re/Non-Performing Securities	547	—	547	599	—	599
Total Residential Investments	9,227	—	9,227	10,038	—	10,038
AG Arc, at fair value	52,334	—	52,334	50,016	—	50,016
Cash and Other assets/(liabilities)	228	(15)	213	1,291	(12)	1,279
Investments in debt and equity of affiliates	$61,789	$(15)	$61,774	$61,345	$(12)	$61,333
(1)As of March 31, 2026 and December 31, 2025, MATH, through its wholly owned subsidiary MATT, only holds risk-retention tranches from past securitizations which continue to pay down and the Company does not expect MATT to acquire additional investments.

TPG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2026

The below table reconciles the net income/(loss) to the "Equity in earnings/(loss) from affiliates" line item on the Company's consolidated statements of operations for the three months ended March 31, 2026 and 2025 (in thousands).

	Three Months Ended
	March 31, 2026	March 31, 2025
Non-QM Securities	$(274)	$(71)
Re/Non-Performing Securities	(38)	(120)
AG Arc (1)(2)	2,312	1,376
Equity in earnings/(loss) from affiliates	$2,000	$1,185
(1)Earnings/(loss) recognized by AG Arc do not include the Company's portion of gains or losses recorded by Arc Home in connection with the sale of residential mortgage loans to the Company. Refer to "Transactions with Arc Home" below for more information on this accounting policy.
(2)As of March 31, 2026 and 2025, the Company had an approximate 66.0% and 44.6% interest in AG Arc, respectively.

Transactions with affiliates

Transactions with Red Creek Asset Management LLC

In connection with the Company’s investments in residential mortgage loans, the Company engages asset managers to provide advisory, consultation, asset management, and other services. The Company engaged Red Creek Asset Management LLC (the "Asset Manager"), a related party of the Manager and subsidiary of TPG, as the asset manager for certain of its residential mortgage loans. The Company pays the Asset Manager asset management fees which are assessed periodically by a third-party valuation firm. The below details the fees paid by the Company to the Asset Manager during the three months ended March 31, 2026 and 2025 (in thousands).

	Three Months Ended
	March 31, 2026	March 31, 2025
Fees paid to Asset Manager	$550	$640

As of March 31, 2026 and December 31, 2025, the Company recorded asset management fees payable of $0.2 million and $0.2 million, respectively. Asset management fees payable are included within the "Due to affiliates" line item within the "Other liabilities" line item on the consolidated balance sheets.

Transactions with Arc Home

Arc Home may sell loans to the Company, third-parties, or affiliates of the Manager. The below table details the unpaid principal balance of residential mortgage loans sold to the Company during the three months ended March 31, 2026 and 2025 (in thousands).

	Three Months Ended
	March 31, 2026	March 31, 2025
Residential mortgage loans sold by Arc Home to the Company	$475	$60,957

In connection with the sale of loans from Arc Home to the Company, the Company eliminates any intra-entity profits or losses typically recognized through the "Equity in earnings/(loss) from affiliates" line item on the Company's consolidated statement of operations and adjusts the cost basis of the underlying loans resulting in unrealized gains or losses on the underlying loans. The table below summarizes intra-entity profits eliminated during the three months ended March 31, 2026 and 2025 (in thousands).

	Three Months Ended
	March 31, 2026	March 31, 2025
Intra-Entity Profits Eliminated	$6	$88

The Company enters into forward purchase commitments with Arc Home whereby the Company commits to purchase residential mortgage loans from Arc Home at a particular price on a best-efforts basis. Actual loan purchases are contingent

TPG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2026
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

11. Equity

Stock repurchase programs

On August 3, 2022, the Company's Board of Directors authorized a stock repurchase program (the "2022 Repurchase Program") to repurchase up to $15.0 million of the Company’s outstanding common stock. The 2022 Repurchase Program does not have an expiration date and permits the Company to repurchase its shares through various methods, including open market repurchases, privately negotiated block transactions and Rule 10b5-1 plans. The Company may repurchase shares of its common stock from time to time in compliance with SEC regulations and other legal requirements. The extent to which the Company repurchases its shares, and the timing, manner, price, and amount of any such repurchases, will depend upon a variety of factors including market conditions and other corporate considerations as determined by the Company’s management, as well as the limits of the 2022 Repurchase Program and the Company's liquidity and business strategy. The 2022 Repurchase Program does not obligate the Company to acquire any particular amount of shares and may be modified or discontinued at any time. As of March 31, 2026, approximately $1.5 million of common stock remained authorized for future share repurchases under the 2022 Repurchase Program. The Company did not repurchase common stock during the three months ended March 31, 2026 and 2025.

On May 4, 2023, the Company's Board of Directors authorized a stock repurchase program (the "2023 Repurchase Program") to repurchase up to $15.0 million of the Company’s outstanding common stock on substantially the same terms as the 2022 Repurchase Program. As of March 31, 2026, the full $15.0 million authorized amount remains available for repurchase under the 2023 Repurchase Program. This authorization is in addition to the amount remaining under the 2022 Repurchase Program.

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

TPG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2026
Restricted stock grants

Equity Incentive Plans

On May 5, 2025, following approval by stockholders at the Company’s annual stockholders meeting, the Company’s 2025 Equity Incentive Plan (the “2025 Equity Incentive Plan”) became effective. The maximum number of shares of the Company’s common stock that could be issued under the 2025 Equity Incentive Plan was 800,000 shares of common stock, plus 220,781 shares of common stock (which reflects the number of shares that remained available for issuance under the equity incentive plan approved in 2020 (the “2020 Equity Incentive Plan”) as of May 4, 2025), plus 86,666 shares of common stock that remained subject to outstanding awards under the 2020 Equity Incentive Plan but only to the extent that such shares become forfeited or otherwise lapse. As a result of the adoption of the 2025 Equity Incentive Plan, no additional awards will be granted under the 2020 Equity Incentive Plan (although awards previously made under the 2020 Equity Incentive Plan will remain in effect subject to the terms of the 2020 Equity Incentive Plan and the applicable award agreement).

Since inception of the 2025 Equity Incentive Plan and through March 31, 2026, the Company has granted an aggregate 35,586 shares of restricted common stock and 1,278 dividend equivalent units to its independent directors, all of which have vested. As of March 31, 2026, there were 983,917 remaining shares available to be issued under the 2025 Equity Incentive Plan.

As of March 31, 2026, the Company has 12,981 restricted stock units and 3,327 associated dividend equivalent units outstanding, all of which are fully vested and held by one of the Company’s independent directors. These units will be settled on a one-for-one basis in shares of the Company's common stock upon the director's separation from service with the Company.

Manager Equity Incentive Plans

Following approval of the Company's stockholders at its 2021 annual meeting of stockholders, the AG Mortgage Investment Trust, Inc. 2021 Manager Equity Incentive Plan (the "2021 Manager Plan") became effective on April 7, 2021 and provides for a maximum of 573,425 shares of common stock that may be subject to awards thereunder to the Manager. As of March 31, 2026, there were no shares or awards issued under the 2021 Manager Plan. Following the execution of the Third Amendment to the management agreement in November 2021 related to the incentive fee, the Company's compensation committee no longer expects to continue its historical practice of making periodic equity grants to the Manager pursuant to the 2021 Manager Plan.

Equity distribution agreements

The Company has entered into separate equity distribution agreements (the "2024 Equity Distribution Agreements") with each of BTIG, LLC, JonesTrading Institutional Services LLC, Keefe, Bruyette & Woods, Inc. and Piper Sandler & Co. (collectively, the "2024 Sales Agents"), pursuant to which the Company may sell up to $75.0 million aggregate offering price of shares of its common stock from time to time through an "at-the-market" equity offering program under which the 2024 Sales Agents will act as sales agent. The Company did not issue any shares of common stock under its 2024 Equity Distribution Agreements during the three months ended March 31, 2026 and 2025.

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

Acquisition of additional interest in AG Arc

On August 1, 2025, in connection with the acquisition of an additional 21.4% interest in AG Arc, the Company issued 2,027,676 restricted shares of the Company’s common stock (the “Holder Shares”) to certain funds managed by an affiliate of TPG (the “Holders”) as consideration. Refer to Note 10 for additional information. Pursuant to the registration rights agreement the Company entered into with the Holders, in August 2025, the Company filed a resale shelf registration statement on Form S-3 registering the resale of all the Holder Shares, which was declared effective by the Securities and Exchange Commission in August 2025. As March 31, 2026, the Holders no longer hold any shares of the Company’s common stock.

TPG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2026
Preferred stock

The Company is authorized to designate and issue up to 50.0 million shares of preferred stock, par value $0.01 per share, in one or more classes or series. As of March 31, 2026 and December 31, 2025, there were 1.7 million, 3.7 million, and 3.7 million of Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock, respectively, issued and outstanding.

The following table includes a summary of preferred stock issued and outstanding as of March 31, 2026 ($ and shares in thousands).

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

12. Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2026, the Company was not involved in any material legal proceedings.

The below table details the Company's outstanding commitments as of March 31, 2026 (in thousands).

Commitment type	Date of Commitment	Total Commitment	Funded Commitment	Remaining Commitment
Home Equity Loans (1)	Various	$184,598	$166,703	$17,895
(1)Represents the undrawn portion of a borrowers' home equity line of credit for which the Company may be required to fund including $12.5 million, $4.1 million, and $1.3 million related to "Residential mortgage loans, at fair value," "Real estate securities, at fair value," and "Securitized residential mortgage loans, at fair value," respectively.

TPG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2026
13. Segment Reporting

As of March 31, 2026, the Company's reportable segments include (i) Loans and Securities and (ii) Arc Home. Segment information for prior periods has been updated to conform to the current year presentation.

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

The accounting policies applied to the segments are the same as those described in Note 2 to the "Notes to Consolidated Financial Statements (unaudited)". Activities that are not directly attributable or not allocated to either of the reportable segments are reported within "Other" below as a reconciling item to the Company’s consolidated financial statements. Other activities primarily consist of cash and related interest income, the Senior Unsecured Notes and related interest expense, management fees, non-investment related expenses, and preferred stock dividends.

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

Arc Home Segment

The Arc Home segment includes the Company's equity method investment in AG Arc, which owns Arc Home. Effective August 1, 2025, the Company’s ownership interest in AG Arc’s earnings is 66.0%. For all prior periods, the Company’s ownership interest in AG Arc’s earnings was 44.6%. Refer to Note 10 to the to the "Notes to Consolidated Financial Statements (unaudited)" for additional information related to the Company's investment in AG Arc. Arc Home is a multi-channel licensed mortgage originator and servicer led by an external management team. Arc Home generates revenue primarily through originating and selling residential mortgage loans. In addition, Arc Home recognizes net servicing revenue from mortgage servicing rights as well as net interest income and net unrealized gains or losses from originated residential mortgage loans prior to sale. The Company elected the fair value option with respect to its investment in AG Arc. The net income/(loss) recognized within the Arc Home segment is recorded in the "Equity in earnings/(loss) from affiliates" line item on the consolidated statement of operations and includes any periodic changes in the fair value of the investment.

TPG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2026
Reportable Segments

The following tables present the reportable operating segments related to the Company’s results of operations for the three months ended March 31, 2026 and 2025 (in thousands).

	Three Months Ended March 31, 2026
	Loans and Securities	Arc Home (1) (2)	Other	Total
Interest income	$129,413	$—	$395	$129,808
Interest expense	106,605	—	2,560	109,165
Total Net Interest Income	22,808	—	(2,165)	20,643

Total Other Income/(Loss)	(16,176)	—	—	(16,176)

Management fee to affiliate	—	—	2,319	2,319
Non-investment related expenses	—	—	2,656	2,656
Investment related expenses	4,298	—	—	4,298
Transaction related expenses	374	—	200	574
Total Expenses	4,672	—	5,175	9,847

Income/(loss) before equity in earnings/(loss) from affiliates	1,960	—	(7,340)	(5,380)
Equity in earnings/(loss) from affiliates	(312)	2,312	—	2,000
Income/(loss) before income taxes	1,648	2,312	(7,340)	(3,380)
Income tax expense	182	—	—	182
Net Income/(Loss)	1,466	2,312	(7,340)	(3,562)
Dividends on preferred stock	—	—	5,153	5,153
Net Income/(Loss) Available to Common Stockholders	$1,466	$2,312	$(12,493)	$(8,715)

	Three Months Ended March 31, 2025
	Loans and Securities	Arc Home (1) (2)	Other	Total
Interest income	$108,052	$—	$1,078	$109,130
Interest expense	87,741	—	2,540	90,281
Total Net Interest Income	20,311	—	(1,462)	18,849

Total Other Income/(Loss)	1,549	—	—	1,549

Management fee to affiliate	—	—	2,327	2,327
Non-investment related expenses	—	—	3,280	3,280
Investment related expenses	3,410	—	—	3,410
Transaction related expenses	1,061	—	—	1,061
Total Expenses	4,471	—	5,607	10,078

Income/(loss) before equity in earnings/(loss) from affiliates	17,389	—	(7,069)	10,320
Equity in earnings/(loss) from affiliates	(191)	1,376	—	1,185
Income/(loss) before income taxes	17,198	1,376	(7,069)	11,505
Income tax expense	28	—	—	28
Net Income/(Loss)	17,170	1,376	(7,069)	11,477
Dividends on preferred stock	—	—	5,304	5,304
Net Income/(Loss) Available to Common Stockholders	$17,170	$1,376	$(12,373)	$6,173
(1)Net Income/(loss) recognized by AG Arc does not include the Company's portion of gains or losses recorded by Arc Home in connection with the sale of residential mortgage loans to the Company. Refer to Note 10 for more information on this accounting policy.
(2)During the three months ended March 31, 2026 and 2025, the Company recorded an unrealized gain/(loss) on its investment in AG Arc of $1.1 million and $1.4 million, respectively.

TPG Mortgage Investment Trust Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2026

The following table presents the Company's assets, liabilities, and stockholders' equity by reportable segment as of March 31, 2026 and December 31, 2025, which reconciles to the total assets, liabilities, and stockholders' equity of the Company on a consolidated basis (in thousands).

	Loans and Securities	Arc Home	Other	Total
March 31, 2026
Total Assets	$8,184,568	$52,334	$51,413	$8,288,315
Total Liabilities	7,633,542	—	110,377	7,743,919
Total Stockholders' Equity	551,026	52,334	(58,964)	544,396

December 31, 2025
Total Assets	$8,600,220	$50,016	$61,294	$8,711,530
Total Liabilities	8,039,534	—	111,262	8,150,796
Total Stockholders' Equity	560,686	50,016	(49,968)	560,734

14. Subsequent Events

The Company announced that on April 27, 2026, its Board of Directors declared second quarter 2026 preferred stock dividends on its Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock in the amount of $0.51563, $0.50 and $0.665952 per share, respectively. The dividends will be paid on June 17, 2026 to holders of record on May 29, 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this quarterly report on Form 10-Q, or this "report," we refer to TPG Mortgage Investment Trust, Inc. and its wholly-owned subsidiaries as "we," "us," the "Company," or "our," unless we specifically state otherwise or the context indicates otherwise. We refer to our external manager, AG REIT Management, LLC, as our "Manager," we refer to the direct parent company of our Manager, Angelo, Gordon & Co., L.P., as "TPG Angelo Gordon", and we refer to the parent company of TPG Angelo Gordon, TPG Inc., as “TPG.”

The following discussion contains forward looking statements and should be read in conjunction with our consolidated financial statements and the accompanying notes to our consolidated financial statements, which are included in Item 1 of this report, as well as the information contained in our Annual Report on Form 10-K for the year ended December 31, 2025, and any subsequent filings.

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

These forward-looking statements are based upon information presently available to our management and are inherently subjective, uncertain and subject to change. There can be no assurance that actual results will not differ materially from our expectations. Some, but not all, of the factors that might cause such a difference include, without limitation:

•the persistence of labor shortages, supply chain imbalances, changes in trade policies and tariffs, conflict involving the U.S. and the Middle East, the Russia-Ukraine conflict, inflation, and the potential for an economic recession and market disruptions;
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

We caution investors not to rely unduly on any forward-looking statements, which speak only as of the date made, and urge you to carefully consider the risks noted above and identified under the captions "Risk Factors," and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2025 and any subsequent filings. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements that we make, or that are attributable to us, are expressly qualified by this cautionary notice.

First Quarter 2026 Executive Summary

Financial Highlights

•$9.97 Book Value per share;
•$(0.27) of Net Income/(Loss) Available to Common Stockholders per diluted common share and $0.26 of Earnings Available for Distribution ("EAD") per diluted common share;
◦Refer to the "Earnings Available for Distribution" section below for further details related to our reconciliation of Net Income/(Loss) Available to Common Stockholders to EAD;
•14.1x GAAP Leverage Ratio and 1.7x Economic Leverage Ratio; and
•$0.24 dividend per common share declared in the first quarter 2026;
◦Increased our quarterly dividend from $0.23 per common share in the fourth quarter 2025, which represented a 4.3% increase.

Investment Activity

•The table below summarizes the fair value of purchases and proceeds from sales of investments during the quarter ended March 31, 2026 (in thousands).

Investment	Purchases	Sales
Agency-Eligible Loans	$486	$—
Home Equity Loans	86,383	49,375
Non-Agency RMBS(1)	28,651	—
Total	$115,520	$49,375
(1)During the quarter, we partnered with a third-party mortgage originator and executed a rated securitization collateralized by $504.5 million of Home Equity Loans. As the co-sponsor, we retained an "eligible vertical interest" to comply with risk retention rules which consists of retaining at least 5% of each class of securities issued in the securitizations. Upon evaluating our retained interest in the securitization trust, we determined we were not the primary beneficiary and, as a result, did not consolidate the securitization trust, which resulted in us recording an investment in Non-Agency RMBS.

Financing Activity

•Pledged Home Equity Loans with a fair value of $66.2 million and an unpaid principal balance of $63.7 million, in which we have no outstanding financing but have the ability to borrow at an advance rate of 87.5% of unpaid principal balance pledged as collateral. As of March 31, 2026, $50 million of this available financing is contractually committed; and
•In March 2026, the we extended the maturity of our financing arrangement collateralized by Legacy WMC Commercial Loans to September 19, 2026. All proceeds from asset paydowns or sales will be applied to reduce the outstanding balance, which was $25.4 million as of March 31, 2026.

Our company

We are a residential mortgage REIT with a focus on investing in a diversified risk-adjusted portfolio of residential mortgage-related assets in the U.S. mortgage market. Our objective is to provide attractive risk-adjusted returns to our stockholders over the long-term, primarily through dividends and capital appreciation.

We focus our investment activities primarily on acquiring and securitizing newly-originated residential mortgage loans within the non-agency segment of the housing market. We obtain our assets through Arc Home, LLC ("Arc Home"), our residential mortgage loan originator in which we own an approximate 66.0% interest as of March 31, 2026, and through other third-party origination partners. We finance our acquired loans through various financing lines on a short-term basis and utilize TPG's proprietary securitization platform to secure long-term, non-recourse, non-mark-to-market financing as market conditions permit. Through our ownership in Arc Home, we also have exposure to mortgage banking activities. Arc Home is a multi-channel licensed mortgage originator and servicer primarily engaged in the business of originating and selling residential mortgage loans while retaining the mortgage servicing rights associated with certain loans that it originates.

Our investment portfolio (which excludes our ownership in Arc Home) primarily includes Residential Investments and Agency RMBS. Currently, our Residential Investments primarily consist of Non-Agency Loans, Agency-Eligible Loans, Home Equity Loans and Non-Agency RMBS collateralized by these loan types, which we refer to as our target assets. In addition, we may also invest in other types of residential mortgage loans and other mortgage related assets

As of March 31, 2026, our investment portfolio consisted of the following Residential Investments and Agency RMBS:

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

Our Manager and TPG Angelo Gordon

We are externally managed by our Manager, AG REIT Management, LLC, an indirect subsidiary of TPG (NASDAQ: TPG), a leading global alternative asset management firm.

Pursuant to the terms of our management agreement, our Manager provides us with our management team, including our officers, along with appropriate support personnel. All of our officers are employees of TPG or its affiliates. We do not have any employees. Our Manager is at all times subject to the supervision and oversight of our Board of Directors and has only such functions and authority as our Board of Directors delegates to it. Our Manager has delegated to TPG Angelo Gordon, an affiliate of TPG, the overall responsibility of its day-to-day duties and obligations arising under our management agreement. TPG Angelo Gordon is the direct parent company of our Manager and is a registered investment adviser under the Investment Advisers Act of 1940, as amended.

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

Market Conditions

During the fourth quarter of 2025 and through January 2026, Federal Reserve Chair Jerome Powell adopted a cautious posture as the central bank balanced a softening labor market against persistent inflation. Although the unemployment rate reached 4.4% by year-end, core inflation remained sticky near 3.0%. In response, the FOMC delivered two 25 basis point cuts in October and December, bringing the target Fed Funds range to 3.50% to 3.75%. However, at the January 2026 meeting, the Committee elected to hold rates steady, with Chair Powell signaling a patient, "meeting-by-meeting" approach. Throughout the first quarter of 2026, this cautious outlook was reinforced by a significant shift in the geopolitical and inflationary landscape. While the labor market showed relative stability with the unemployment rate ticking down slightly to 4.3% in March, the emergence of a Middle East conflict in late February triggered a sharp spike in energy prices. This energy shock complicated the disinflation narrative, pushing headline personal consumption expenditure (PCE) expectations for the second quarter toward 3.7% and prompting the Federal Reserve to maintain its pause at the March Federal Open Market Committee meeting.

By April 2026, the "higher-for-longer" sentiment has intensified. The Treasury market, which had seen the yield spread between 2-year and 10-year U.S. Treasuries widen to 70 basis points in January, experienced a notable flattening in late March as front-end yields rose in response to diminishing rate-cut expectations. As of quarter end, the 10-year Treasury yield was 4.32%, while the spread to the 2-year compressed to approximately 51 basis points. Reflecting this upward pressure on long-term borrowing costs, the 30-year fixed mortgage rate edged back up to 6.4% to end the quarter, reversing the modest easing to start the year.

RMBS credit spreads were mixed in the first quarter of 2026. Senior and mezzanine Non-QM spreads widened by 10 to 20 basis points, while subordinate tranches were as much as 25 to 50 basis points wider owing to the broader risk-off sentiment experienced at the end of the quarter. Senior prime jumbo spreads were approximately 10 basis points tighter, and other investment grade prime jumbo spreads tightened roughly 15 to 20 basis points, with that tightening mostly occurring at the start of the quarter. Closed-end second lien spreads were a few basis points tighter higher in the capital structure while mezzanine tranches were flat to a few basis points wider.

During the first quarter, primary RMBS market activity rose to $63 billion, a 10% increase from prior quarter and a robust 39% annual increase. Based on the pace of activity in the first quarter, annual issuance would approximate $250 billion, exceeding the $210 billion issued in 2025, and representing the largest post-GFC vintage. For the first quarter, the most active sector was Non-QM at $28 billion, followed by Home Equity Loans at $14 billion and Prime/Agency-Eligible at $12 billion. In addition, this quarter’s annual growth was largely driven by Non-QM, a rise of $13 billion, and Home Equity Loans, a rise of approximately $8 billion. Non-QM comprised the bulk of the first quarter’s activity at 45% with Home Equity Loans and Prime/Agency-Eligible following at 22% and 19%, respectively. Residential transition loans, also known as fix-and-flip loans, comprised 3% of total issuance and CRT was approximately 4%. Other sectors such as Single-Family Rental and Re/Non-performing loans comprised the balance.

The S&P Cotality Case-Shiller U.S. National Home Price Index was 0.9% higher year-over-year in January 2026, the latest data available, about 1.5% lower than the peak established in June 2025. Regional price variations continued to exist, and on an annual basis, metros in the Northeast and Midwest continued to lead gains while regions in Southeast, Texas and the Mountain West have been weaker. New York City area home prices led annual gains, rising by 4.9% from January 2025 to January 2026, and Chicago followed nearby at 4.6%. Detroit rose by 4.1% and Cleveland 3.6% over the period. On the other hand, regions in California were mixed. Southern California metros were a little higher while San Francisco fell by 40 basis points. Denver was lower by 2% and Dallas by 1.5%. In the Southeast, Atlanta slightly declined while Miami decreased by 90 basis points, and Tampa was 2.5% lower compared to year-ago readings. Home price growth and available for-sale inventory have had a relatively strong inverse relationship as regions with inventory growth using 2019 as a baseline, have had weaker home price gains, and vice versa.

Prevailing mortgage rates spent most of the quarter in the 6% to 6.15% area before rising in the latter part of March and continued to rise in April, according to the Freddie Mac Primary Mortgage Market Survey. Mortgage rates in April have reverted and are more in-line with September 2025 levels. Conforming mortgage interest rate locks mirrored the Freddie Mac survey and were in the very low 6% area until rising to approximately 6.4% at the end of the first quarter and into the start of April. The rise in the mortgage rate on outstanding mortgage debt continued to decelerate with that rate increasing just 4 basis points to 4.24% as of the fourth quarter of 2025, the latest data available, roughly 200 to 225 basis points lower than prevailing mortgage rates. This rate is over 110 basis points higher than its low of 3.31% in the first quarter of 2022. While this suggests some thawing of the mortgage lock-in effect, or disincentive for existing homeowners to sell their homes because their current mortgage rate is well below current market rates, this rate is up only 21 basis points from the start of 2025, showing the stickiness of low-rate borrowers staying in place and reduced housing activity.

Total existing home inventory increased slightly in March 2026 to 1.36 million, the latest data available, roughly in-line with year-ago levels. Existing home inventory in 2025 ran at the highest levels since 2020, averaging 1.3 to 1.5 million for most of the year, however these levels hardly breach the typical inventory levels of 1.5 to 2 million units that prevailed from 2016 to 2019 and well below the range of 1.7 to 2.5 million units from 2000 to 2004, periods with a smaller count of U.S. households. When evaluating new listings, which are a timelier barometer of home sale activity, 944 thousand new listings came to market in the first quarter of 2026, in line with activity in the first quarter of 2024, however 6% below year-ago levels. By comparison, new listings in the first quarter averaged about 1.2 million over 2015 to 2022. Over the previous three years, this reduced level of activity produced an annual shortage of over 1 million new listings compared to annual activity in 2015 to 2019 as well as pandemic-affected 2020 to 2022, underscoring the limited supply theme.

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

Book value per share

The below table details book value per common share (in thousands, except per share data). Per share amounts for book value are calculated using all outstanding common shares in accordance with GAAP as of period end.

	March 31, 2026	December 31, 2025
Stockholders’ Equity	$544,396	$560,734
Less: Liquidation preference of preferred stock	(227,991)	(227,991)
Book Value	$316,405	$332,743
Common shares outstanding	31,735	31,744
Book value per common share	$9.97	$10.48

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

Three Months Ended March 31, 2026 compared to the Three Months Ended March 31, 2025

The table below presents certain information from our consolidated statements of operations for the three months ended March 31, 2026 and 2025 (in thousands).

	Three Months Ended
	March 31, 2026	March 31, 2025	Change
Statement of Operations Data:
Net Interest Income
Interest income	$129,808	$109,130	$20,678
Interest expense	109,165	90,281	18,884
Total Net Interest Income	20,643	18,849	1,794

Other Income/(Loss)
Net interest component of interest rate swaps	402	737	(335)
Net realized gain/(loss)	(118)	10	(128)
Net unrealized gain/(loss)	(16,460)	802	(17,262)
Total Other Income/(Loss)	(16,176)	1,549	(17,725)

Expenses
Management fee to affiliate	2,319	2,327	(8)
Non-investment related expenses	2,656	3,280	(624)
Investment related expenses	4,298	3,410	888
Transaction related expenses	574	1,061	(487)
Total Expenses	9,847	10,078	(231)

Income/(loss) before equity in earnings/(loss) from affiliates	(5,380)	10,320	(15,700)

Equity in earnings/(loss) from affiliates	2,000	1,185	815
Income/(Loss) before Income Taxes	(3,380)	11,505	(14,885)

Income tax expense	182	28	154
Net Income/(Loss)	(3,562)	11,477	(15,039)

Dividends on preferred stock	5,153	5,304	(151)

Net Income/(Loss) Available to Common Stockholders	$(8,715)	$6,173	$(14,888)

Interest income

Interest income is calculated using the effective interest method for our GAAP investment portfolio.

Interest income increased from the three months ended March 31, 2025 to the three months ended March 31, 2026 primarily due to a higher weighted average amortized cost of our GAAP investment portfolio as a result of purchases of residential mortgage loans and Non-Agency RMBS. The following table presents a summary of the weighted average amortized cost of and the weighted average yield on our GAAP investment portfolio ($ in millions).

	Three Months Ended
	March 31, 2026	March 31, 2025	Change
Weighted average amortized cost of our GAAP investment portfolio	$8,535	$7,197	$1,338
Weighted average yield on our GAAP investment portfolio	6.08%	6.07%	0.01%

Interest expense

Interest expense is inclusive of our financing cost related to our financing arrangements on our GAAP investment portfolio, securitized debt, and Senior Unsecured Notes.

Interest expense increased from the three months ended March 31, 2025 to the three months ended March 31, 2026 due to a higher weighted average GAAP financing balance outstanding resulting primarily from the issuance of securitized debt during the period. Additionally, there was an increase in the weighted average financing rate. The following table presents a summary of the weighted average financing balance and the weighted average financing rate on our GAAP investment portfolio ($ in millions).

	Three Months Ended
	March 31, 2026	March 31, 2025	Change
Weighted average GAAP financing balance	$8,063	$6,749	$1,314
Weighted average financing rate on our GAAP investment portfolio	5.42%	5.35%	0.07%

Net interest component of interest rate swaps

Net interest component of interest rate swaps represents the net interest income received or expense paid on our interest rate swaps.

We recorded income on the net interest component of interest rate swaps during the three months ended March 31, 2026 and 2025 as a result of our swap portfolio being in a net receive position during each of the entire periods. The decrease in income from the three months ended March 31, 2025 to the three months ended March 31, 2026 was the result of a decrease in the weighted average receive rate. The following table presents a summary of the weighted average notional value and the weighted average (pay)/receive rate on our interest rate swap portfolio for the three months ended March 31, 2026 and 2025 ($ in millions).

	Three Months Ended
	March 31, 2026	March 31, 2025	Change
Net weighted average interest rate swap notional value	$370	$347	$23
Net weighted average (pay)/receive rate	0.44%	0.85%	(0.41)%

Net realized gain/(loss)

The following table presents a summary of Net realized gain/(loss) for the three months ended March 31, 2026 and 2025 (in thousands). See Note 3, Note 4, and Note 7 to the “Notes to Consolidated Financial Statements (unaudited)” for additional information on realized gains/(losses).

	Three Months Ended
	March 31, 2026	March 31, 2025
Sales of residential mortgage loans and loans transferred to or sold from Other assets	$(174)	$(1,010)
Sales of real estate securities	—	278
Settlement of derivatives and other instruments	56	742
Total Net realized gain/(loss)	$(118)	$10

Net unrealized gain/(loss)

The following table presents a summary of Net unrealized gain/(loss) for the three months ended March 31, 2026 and 2025 (in thousands).

	Three Months Ended
	March 31, 2026	March 31, 2025
Residential mortgage loans	$(79,721)	$107,757
Commercial loans	(3,479)	(1,771)
Real estate securities	(3,225)	1,242
Securitized debt	68,196	(100,022)
Other assets	(89)	—
Derivatives	1,858	(6,404)
Total Net unrealized gain/(loss)	$(16,460)	$802

Management fee to affiliate

Our management fee is based upon a percentage of our Stockholders’ Equity. See the "Contractual obligations" section of this Item 2 for further detail on the calculation of our management fee and for the definition of Stockholders’ Equity.

Non-investment related expenses

The following table presents a summary of our non-investment related expenses for the three months ended March 31, 2026 and 2025 (in thousands).

	Three Months Ended
	March 31, 2026	March 31, 2025
Affiliate reimbursement (1)	$1,446	$1,839
Professional fees	353	456
D&O insurance	255	255
Directors' fees and equity based compensation	254	336
Excise tax expense	—	89
Other	348	305
Total Non-investment related expenses	$2,656	$3,280
(1)We are required to reimburse our Manager or its affiliates for operating expenses incurred by our Manager or its affiliates on our behalf, including certain compensation expenses and other expenses relating to legal, accounting, and other services. See the "Contractual obligations" section of this Item 2 for further detail.

Investment related expenses

The following table presents a summary of our investment related expenses for the three months ended March 31, 2026 and 2025 (in thousands). These expenses increased from the three months ended March 31, 2025 to the three months ended March 31, 2026 primarily due to an increase in our GAAP residential mortgage loan portfolio.

	Three Months Ended
	March 31, 2026	March 31, 2025
Affiliate reimbursement (1)	$142	$200
Servicing fees	2,657	1,940
Residential mortgage loan asset management fees	527	581
Trustee and bank fees	651	584
Other	321	105
Total Investment related expenses	$4,298	$3,410
(1)We are required to reimburse our Manager or its affiliates for operating expenses incurred by our Manager or its affiliates on our behalf associated with our investment portfolio.

Transaction related expenses

Transaction related expenses generally includes expenses associated with purchasing and securitizing residential mortgage loans. However, during the three months ended March 31, 2026, the expenses primarily consisted of $0.2 million related to legacy WMC commercial loan expenses and $0.2 million related to expenses associated with our “at-the-market” equity offering program. During the three months ended March 31, 2025, the expenses were primarily related to the execution of one rated securitization.

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

	Three Months Ended
	March 31, 2026	March 31, 2025
MATT Non-QM Securities	$(274)	$(71)
Re/Non-Performing Securities	(38)	(120)
AG Arc (1)	2,312	1,376
Equity in earnings/(loss) from affiliates	$2,000	$1,185
(1)Effective August 1, 2025, our allocation of AG Arc’s earnings is 66.0%. For all prior periods, our allocation of AG Arc’s earnings was 44.6%.

The below table breaks out the components in the "Equity in earnings/(loss) from affiliates" line item on our consolidated statements of operations (in thousands).

	Three Months Ended
	March 31, 2026	March 31, 2025
Interest income	$368	$684
Interest expense	—	3
Total Net Interest Income (1)	368	681

Net unrealized gain/(loss)	(650)	(831)
Other operating expenses (1)	30	41
Total MATT Non-QM Securities and Re/Non Performing Securities (2)	(312)	(191)

Net operating income/(loss) from AG Arc (1) (3)	1,276	110
Other income/(loss) from AG Arc (3)	(89)	(49)
Unrealized gain/(loss) on investment in AG Arc (4)	1,131	1,403
Elimination of gains on loans sold from AG Arc to MITT (1) (5)	(6)	(88)
Total AG Arc Earnings/(Loss)	2,312	1,376
Equity in earnings/(loss) from affiliates	$2,000	$1,185
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
(4)As of March 31, 2026, the fair value of our investment in Arc Home was calculated using a valuation multiple of 1.05x of book value which increased from 1.025x of book value as of December 31, 2025. As of March 31, 2025, the fair value of our investment in Arc Home was calculated using a valuation multiple of 1.00x of book value which increased from 0.95x of book value as of December 31, 2024.
(5)The earnings recognized by AG Arc do not include our portion of gains recorded by Arc Home in connection with the sale of residential mortgage loans to us. Refer to Note 10 to the "Notes to Consolidated Financial Statements (unaudited)" for more information on this accounting policy.

Income tax expense

Income tax expense for the three months ended March 31, 2026 relates to taxable income recognized on investments in residential mortgage loans held within our our taxable REIT subsidiary. During the three months ended March 31, 2025, income tax expense represented minimum state and local tax filing fees.

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

Earnings Available for Distribution

One of our objectives is to generate net income from net interest margin on our portfolio, and management uses EAD, as one of several metrics, to help measure our performance against this objective. Management believes that this non-GAAP measure, when considered with our GAAP financial statements, provides supplemental information useful for investors to help evaluate our financial performance. However, management also believes that our definition of EAD has important limitations as it does not include certain earnings or losses our management team considers in evaluating our financial performance. Our presentation of EAD may not be comparable to similarly-titled measures of other companies, who may use different calculations. This non-

GAAP measure should not be considered a substitute for, or superior to, Net Income/(loss) available to common stockholders or Net income/(loss) per diluted common share calculated in accordance with GAAP. Our GAAP financial results and the reconciliations from these results should be carefully evaluated.

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

A reconciliation of "Net Income/(loss) available to common stockholders" to EAD for three months ended March 31, 2026 and 2025 is set forth below (in thousands, except per share data).

	Three Months Ended
	March 31, 2026	March 31, 2025
Net Income/(loss) available to common stockholders	$(8,715)	$6,173
Add (Deduct):
Net realized (gain)/loss	118	(10)
Net unrealized (gain)/loss	16,460	(802)
Transaction related expenses (1)	656	1,144
Equity in (earnings)/loss from affiliates	(2,000)	(1,185)
EAD from equity method investments (2)	1,608	662
Earnings available for distribution	$8,127	$5,982

Earnings available for distribution, per Diluted Share	$0.26	$0.20
(1)The following table presents additional detail related to transaction related expenses excluded from EAD (in thousands). The interest expense line item relates to the amortization of deferred financing costs and the income tax expense line item relates to taxes incurred on items excluded from EAD, as defined above.

	Three Months Ended
Consolidated statements of operations line item:	March 31, 2026	March 31, 2025
Transaction related expenses	$574	$1,061
Interest expense	74	83
Income tax expense	8	—
Transaction related expenses	$656	$1,144
(2)The following table presents additional detail related to EAD from equity method investments (in thousands). Refer to the “Equity in earnings/(loss) from affiliates” section within the “Results of Operations” above for additional detail.

	Three Months Ended
	March 31, 2026	March 31, 2025
Net interest income	$368	$681
Other operating expenses	(30)	(41)
Net operating income/(loss) from AG Arc	1,276	110
Elimination of gains on loans sold from AG Arc to MITT	(6)	(88)
EAD from equity method investments	$1,608	$662

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

Investment portfolio

The following table presents a summary of our Investment Portfolio, inclusive of net interest margin and leverage ratios, as of March 31, 2026 and a reconciliation of these metrics on our Investment Portfolio to their respective metrics on our GAAP Investment Portfolio ($ in thousands).

	Investment			Securitized Debt			Cost of Funds (c)	Allocated Equity (d)	Net Interest Margin
Instrument	Amortized Cost	Fair Value	Yield (a)(b)	Amortized Cost	Fair Value	Financing Arrangements				Leverage Ratio (e)
Residential Investments
Securitized Non-Agency Loans	$6,787,729	$6,543,261	5.71%	$6,104,907	$5,922,951	$415,277	5.34%	$205,033	0.37%	2.0x
Securitized Home Equity Loans	856,797	864,198	7.40%	735,616	735,458	64,826	5.57%	63,914	1.83%	1.0x
Securitized Re/Non-Performing Loans	143,346	131,289	6.04%	94,781	91,299	27,191	3.97%	12,799	2.07%	2.1x
Agency-Eligible Loans	21,238	21,487	6.41%	—	—	19,672	5.38%	1,815	1.03%	10.8x
Home Equity Loans	172,594	173,207	7.71%	—	—	87,343	5.92%	85,864	1.79%	1.0x
Non-Agency Loans	34,247	32,893	4.81%	—	—	27,227	5.47%	5,666	(0.66)%	4.8x
Residential Whole Loans	342	937	NM	—	—	—	—%	937	NM	N/A
Non-Agency RMBS	224,548	230,704	8.54%	—	—	154,366	4.48%	76,338	4.06%	1.9x
Total Residential Investments	8,240,841	7,997,976	6.01%	6,935,304	6,749,708	795,902	5.33%	452,366	0.68%	1.8x

Agency RMBS	16,024	15,660	8.06%	—	—	10,397	4.29%	5,263	3.77%	2.0x

Legacy WMC Commercial Investments (f)
Commercial Loans (g)	66,019	51,504	—%	—	—	25,392	6.43%	26,112	(6.43)%	1.0x
CMBS (h)	46,866	42,250	16.66%	—	—	18,540	5.20%	23,710	11.46%	0.8x
Total Legacy WMC Commercial Investments	112,885	93,754	6.92%	—	—	43,932	5.91%	49,822	1.01%	0.9x

Total Investment Portfolio	$8,369,750	$8,107,390	6.03%	$6,935,304	$6,749,708	$850,231	5.33%	$507,451	0.70%	1.6x
Cash and Cash Equivalents (i)								49,307	3.53%
Interest Rate Swaps (j)								9,082	0.33%
Arc Home								52,334
Senior Unsecured Notes								(96,655)	10.61%
Non-Interest Earning Assets, net								22,877
Total Stockholders' Equity								$544,396		1.7x

	Investment			Securitized Debt			Cost of Funds (c)	Allocated Equity (d)	Net Interest Margin
	Amortized Cost	Fair Value	Yield (a)(b)	Amortized Cost	Fair Value	Financing Arrangements				Leverage Ratio (e)
Total Investment Portfolio	$8,369,750	$8,107,390	6.03%	$6,935,304	$6,749,708	$850,231	5.33%	$507,451	0.70%	1.6x
Investments in Debt and Equity of Affiliates	9,307	9,227	13.32%	—	—	—	—%	9,227	13.32%	N/A
GAAP Investment Portfolio	$8,360,443	$8,098,163	6.02%	$6,935,304	$6,749,708	$850,231	5.33%	$498,224	0.69%	14.1x
NM - Not Meaningful
(a)Excludes any net TBA positions.
(b)The weighted average yields are calculated based on the amortized cost of the underlying loans and securities.
(c)The cost of funds related to the financing on our investment portfolio inclusive of the benefit of 0.02% from our interest rate hedges was 5.33%. When including our Senior Unsecured Notes, the total cost of funds was 5.40%.
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
(g)The Legacy WMC Commercial Loans are on non-accrual or cost-recovery status.
(h)There are Legacy WMC CMBS with an unpaid principal balance of $23.5 million and a fair value of $5.1 million which are on non-accrual or cost recovery status.
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

The following table summarizes our Securitized residential mortgage loans and Securitized debt, as well as the economic interest on retained Certificates related to our Non-Agency VIEs and Home Equity VIEs as of March 31, 2026 (in thousands).

	Non-Agency VIEs		Home Equity VIEs
	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Securitized residential mortgage loans in VIEs	$6,728,033	$6,543,261	$798,646	$864,198
Securitized debt in VIEs (1)	6,144,984	5,922,951	712,612	735,458
Other assets (2)	N/A	2,839	N/A	1,055
Retained Certificates from VIEs (3)(4)(5)(6)		$623,149		$129,795

Retained interests in VIEs	Current Face	Fair Value	Current Face	Fair Value
Senior Bonds	$127,041	$129,089	$33,072	$33,133
Mezzanine Bonds	23,348	21,802	1,117	1,129
Subordinate Bonds	435,265	320,952	51,844	48,372
Interest Only / Excess Servicing Bonds (1)(7)	N/A	151,306	N/A	47,161
Retained Certificates from VIEs (3)(4)(5)(6)		$623,149		$129,795
Financing arrangements on retained Certificates from VIEs		415,277		64,826
Retained Certificates from VIEs, net of financing arrangements		$207,872		$64,969
(1)Interest Only securities have no principal balances and bear interest based on a notional value. The notional value is used solely to determine interest distributions on the interest only classes of securities. The Securitized debt in the Non-Agency VIEs and Interest Only/Excess Servicing Bonds line items include interest only classes with a notional value of $3.5 billion and $10.8 billion, respectively. The Securitized debt in the Home Equity VIEs and Interest Only/Excess Servicing Bonds line items include interest only classes with a notional value of $265.1 million and $533.5 million, respectively.
(2)For Non-Agency VIEs, represents the fair value of real estate owned within the VIEs and cash held in reserve accounts. We record real estate owned at the lower of cost or fair value less estimated costs to sell. We recorded real estate owned within our Non-Agency VIEs at $2.8 million. For Home Equity VIEs, represents cash held in reserve accounts within the Home Equity VIEs and included within our restricted cash.
(3)Maximum loss exposure from our involvement with VIEs pertains to the fair value of the Certificates retained from the VIEs. We generally have no obligation to provide any other explicit or implicit support to the securitization trusts. Refer to Note 12 to the "Notes to Consolidated Financial Statements (unaudited)" for commitments related to the undrawn portion of a borrowers' home equity line of credit for which the Company may be required to fund.
(4)Our equity at risk included bonds in our Non-Agency VIEs and Home Equity VIEs with a fair value of $398.6 million and $43.3 million, respectively, held in order to comply with Risk Retention Rules. We are generally required to hold the Required Credit Risk until the later of (i) the fifth anniversary of the securitization closing date and (ii) the date on which the aggregate unpaid principal balance of the mortgage loans has been reduced to 25% of the aggregate unpaid principal balance of the mortgage loans as of the securitization closing date, but no longer than the seventh anniversary of the closing date.
(5)A portion of our equity at risk includes bonds exposed to the first loss of the securitization in the Non-Agency VIEs and Home Equity VIEs with a fair value of $97.3 million and $47.2 million, respectively.
(6)Excludes net other asset/(liabilities) held within the Non-Agency VIEs and Home Equity VIEs of $7.4 million and $3.3 million, respectively.
(7)As the sponsor and depositor of each securitization, we may purchase all of the outstanding Certificates (an "Optional Redemption") following the earlier of (1) an applicable anniversary date (typically two or three years) of the respective securitization or (2) the date at which the unpaid principal balance of the applicable collateral has declined below a certain percentage (typically 10% to 30%) of the principal balance originally contributed to the securitization. As of March 31, 2026, there were 11 Non-Agency securitizations with an unpaid principal balance of $2.5 billion that met the criteria for an Optional Redemption.

Securitized residential mortgage loans and Residential mortgage loans

The following table presents information regarding collateral characteristics of our residential mortgage loans as of March 31, 2026 ($ in thousands).

	Unpaid Principal Balance			Weighted Average (1)(2)
		Fair Value	Loan Count (1)	Original LTV Ratio (3)	Current FICO (4)	Coupon	Life (Years) (5)
Securitized residential mortgage loans
Non-Agency Loans	$6,728,033	$6,543,261	17,787	70.85%	762	5.84%	7.30
Home Equity Loans	798,646	864,198	9,849	65.68%	747	9.80%	4.42
Re- and Non-Performing Loans	152,632	131,289	1,050	80.22%	671	4.21%	5.19
Total Securitized residential mortgage loans	$7,679,311	$7,538,748	28,686	70.50%	758	6.22%	6.95
Residential mortgage loans
Agency-Eligible Loans	$20,951	$21,487	39	70.82%	763	6.84%	4.42
Home Equity Loans	166,703	173,207	1,677	64.06%	757	8.79%	4.91
Non-Agency Loans	33,660	32,893	49	76.67%	636	6.12%	4.20
Re- and Non-Performing Loans (1)	980	937	N/A	N/A	N/A	N/A	1.09
Total Residential mortgage loans	$222,294	$228,524	1,765	66.62%	739	8.20%	4.74
Total as of March 31, 2026	$7,901,605	$7,767,272	30,451	70.39%	758	6.27%	6.89
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

Legacy WMC Commercial loans

As of March 31, 2026, the borrowers of the Legacy WMC Commercial loans were in maturity default. The lender parties (including us) are evaluating with the borrowers consensual sales of the underlying properties collateralizing the loans and/or transferring title of all or certain of the properties to the lender parties via a deed-in-lieu of foreclosure. See Note 3 to the "Notes to Consolidated Financial Statements (unaudited)" for information on the status of the Legacy WMC Commercial loans, as well as coupons, weighted average life, geographic concentration, collateral characteristics, LTV, and maturities of the loans we include in the "Commercial loans, at fair value" line item on our consolidated balance sheets.

Non-Agency RMBS and Legacy WMC CMBS

The following table presents the fair value, coupon, and weighted average life of our Non-Agency RMBS and Legacy WMC CMBS portfolios as of March 31, 2026 ($ in thousands).

			Weighted Average
Instrument	Current Face	Fair Value	Coupon (1)	Life (Years) (2)
Non-Agency RMBS by collateral type:
Non-QM Loans (3)	$53,311	$55,690	1.73%	2.12
Agency-Eligible Loans (3)	42,760	42,309	3.61%	6.39
Home Equity Loans (3)	106,195	128,849	5.47%	5.25
Prime Jumbo Loans (3)	4,281	3,309	4.44%	17.94
Re- and Non-Performing Loans (3)	N/A	547	—%	3.04
Total Non-Agency RMBS	$206,547	$230,704	3.18%	4.16

Legacy WMC CMBS
Single-Asset/Single-Borrower - Fixed Rate	$48,498	$25,093	6.11%	1.80
Single-Asset/Single-Borrower - Floating Rate	19,033	5,844	6.78%	0.53
Conduit - Fixed Rate	15,042	11,313	4.20%	3.06
Legacy WMC CMBS (4)	$82,573	$42,250	5.92%	1.74

Total Non-Agency RMBS and Legacy WMC CMBS	$289,120	$272,954	3.66%	3.93
Less: Investments in Debt and Equity of Affiliates	$4,497	$9,227	0.60%	1.72
Total GAAP Non-Agency RMBS and Legacy WMC CMBS	$284,623	$263,727	4.64%	4.65
(1)Equity residual investments with a zero coupon rate are excluded from this calculation.
(2)Weighted average life is based on projected life. Typically, actual maturities are shorter than stated contractual maturities.
(3)Interest Only securities have no principal balances and bear interest based on a notional value. The notional value is used solely to determine interest distributions on the interest only classes of securities. The notional value of interest only classes included in the Non-QM Loans, Agency-Eligible Loans, Home Equity Loans, and Re- and Non-Performing Loans line items was $278.0 million, $37.8 million, $290.8 million, and $0.7 million, respectively.
(4)There are Legacy WMC CMBS with an unpaid principal balance of $23.5 million and a fair value of $5.1 million which are on non-accrual or cost recovery status.

The following table presents the fair value of our Non-Agency RMBS and Legacy WMC CMBS by credit rating as of March 31, 2026 (in thousands).

Credit Rating (1)	Non-Agency RMBS	Legacy WMC CMBS
AAA	$89,113	$—
AA	12,379	—
A	22,023	—
BBB	30,246	—
BB	12,283	6,155
B	9,243	1,151
Below B	—	34,887
Not Rated	55,417	57
Total Non-Agency RMBS and Legacy WMC CMBS	$230,704	$42,250
Less: Investments in Debt and Equity of Affiliates	$9,227	$—
Total GAAP Non-Agency RMBS and Legacy WMC CMBS	$221,477	$42,250
(1)Represents the minimum rating for rated assets of S&P, Moody's, Morningstar, and Fitch credit ratings, stated in terms of the S&P equivalent.

The following table presents the geographic concentration of the underlying collateral for our Non-Agency RMBS and Legacy WMC CMBS portfolios as of March 31, 2026 ($ in thousands).

Non-Agency RMBS			Legacy WMC CMBS
Geographic Location	Concentration	Fair Value	Geographic Location	Concentration	Fair Value
California	28.8%	$66,380	California	40.9%	$17,297
Florida	10.0%	23,061	Minnesota	24.7%	10,415
New York	6.0%	13,794	Texas	8.9%	3,777
Texas	4.0%	9,144	New York	7.1%	3,000
Arizona	3.5%	8,188	Pennsylvania	4.8%	2,008
Other	47.7%	110,137	Other	13.6%	5,753
Total	100.0%	$230,704	Total	100.0%	$42,250

Agency RMBS

Although our investment activities primarily include acquiring and securitizing newly-originated residential mortgage loans, from time to time we invest excess liquidity into Agency RMBS. The following table presents the fair value, constant prepayment rate (“CPR”), coupon, and weighted average life experienced on our Agency RMBS portfolio as of March 31, 2026 ($ in thousands).

		Weighted Average
	Fair Value	CPR (1)	Coupon	Life (Years) (2)
Agency RMBS Interest Only	$15,660	8.1%	4.54%	5.44
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

Financing Arrangements

Repurchase agreements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a "haircut." The size of the haircut reflects the perceived risk associated with the pledged asset. Haircuts may change as our financing arrangements mature or roll and are sensitive to governmental regulations. Interest rates for our financing arrangements are determined based on prevailing rates (typically a spread over a base rate) corresponding to the terms of the borrowings, and interest is paid on a monthly basis or, for shorter term arrangements, at the end of the term. Repurchase agreements typically have a term of up to one year for loans and a term of 30 to 90 days for securities. Repurchase agreements are generally mark-to-market with respect to margin calls and recourse to us. We also have certain financing arrangements collateralized by residential mortgage loans which are recourse to us, but are not subject to mark-to-market margin calls. We had outstanding financing arrangements with six counterparties as of March 31, 2026.

Our financing arrangements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each financing arrangement, typical supplemental terms include requirements of minimum equity and liquidity, leverage ratios, and performance triggers. In addition, some of the financing arrangements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that we fail to comply with the covenants contained in these financing arrangements or are otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the associated agreement. As of March 31, 2026, we are in compliance with all of our financial covenants.

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

March 31, 2026	Leverage	Stockholders’ Equity	Leverage Ratio
Securitized debt, at fair value (1)	$6,749,708
Financing arrangements (2)	850,231
Senior Unsecured Notes (2)	96,655
Restricted cash posted on financing arrangements	(7,964)
Payable on unsettled trades	133
GAAP Leverage	$7,688,763	$544,396	14.1x
Non-recourse financing arrangements (1)	(6,749,708)
Economic Leverage	$939,055	$544,396	1.7x
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

During the three months ended March 31, 2026, the Company declared common stock dividends of $0.24 per share. During the same period, the Company declared and paid preferred stock dividends on its Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock of $0.51563, $0.50, and $0.652391 per share, respectively.

Liquidity and capital resources

Our liquidity determines our ability to meet our cash obligations, including distributions to our stockholders, payment of our expenses, financing our investments and satisfying other general business needs.

Our principal sources of cash consist of borrowings under securitized debt and financing arrangements, principal and interest payments we receive on our investment portfolio, cash generated from our operating results, proceeds from the sale of investments, and proceeds from capital market transactions. We typically use cash to repay principal and interest on our securitized debt, financing arrangements and senior unsecured notes, to purchase loans, real estate securities, and other real estate related assets, to make dividend payments on our capital stock, to repurchase our capital stock, and to fund our operations. We may also generate liquidity when restricted cash that was pledged as collateral for clearing and executing trades, derivatives, and financing arrangements becomes unrestricted when the related collateral requirements are exceeded or at the maturity of the derivative or financing arrangement. Refer to "—Margin requirements" below discussing instances where we may use liquidity to meet margin requirements. As of March 31, 2026, we pledged Home Equity Loans with a fair value of $66.2 million and an unpaid principal balance of $63.7 million, in which we have no outstanding financing but have the ability to borrow at an advance rate of 87.5% of unpaid principal balance pledged as collateral. Of this available financing, $50.0 million is contractually committed. At March 31, 2026, we had $100.0 million of liquidity, which consisted of $49.3 million of cash and cash equivalents, $50.0 million of available committed financing on certain Home Equity Loans, and $0.7 million of unencumbered Agency RMBS available to support our liquidity needs.

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

Cash flows

The below details changes to our cash, cash equivalents, and restricted cash for the three months ended March 31, 2026 and 2025 (in thousands).

	Three Months Ended
	March 31, 2026	March 31, 2025	Change
Cash and cash equivalents and restricted cash, Beginning of Period	$76,321	$138,568	$(62,247)

Net cash provided by (used in) operating activities (1)	20,341	11,997	8,344
Net cash provided by (used in) investing activities (2)	326,897	(314,725)	641,622
Net cash provided by (used in) financing activities (3)	(355,837)	293,377	(649,214)

Net change in cash and cash equivalents and restricted cash	(8,599)	(9,351)	752
Cash and cash equivalents and restricted cash, End of Period	$67,722	$129,217	$(61,495)
(1)Cash provided by operating activities is primarily attributable to net interest income less operating expenses for the three months ended March 31, 2026.
(2)Cash provided by investing activities for the three months ended March 31, 2026 was primarily attributable to principal repayments on our investment portfolio and proceeds from the sale of certain investments, offset by purchases of residential mortgage loans and real estate securities.
(3)Cash used in financing activities for the three months ended March 31, 2026 was primarily attributable to principal repayments on securitized debt and dividend payments, offset by net borrowing of repurchase agreements.

Stock repurchase programs

On August 3, 2022, our Board of Directors authorized a stock repurchase program (the "2022 Repurchase Program") to repurchase up to $15.0 million of our outstanding common stock. The 2022 Repurchase Program does not have an expiration date and permits us to repurchase our shares through various methods, including open market repurchases, privately negotiated block transactions and Rule 10b5-1 plans. We may repurchase shares of our common stock from time to time in compliance with SEC regulations and other legal requirements. The extent to which we repurchase our shares, and the timing, manner, price, and amount of any such repurchases, will depend upon a variety of factors including market conditions and other corporate considerations as determined by management, as well as the limits of the 2022 Repurchase Program and our liquidity and business strategy. The 2022 Repurchase Program does not obligate us to acquire any particular amount of shares and may be modified or discontinued at any time. As of the date of this filing, approximately $1.5 million of common stock remained authorized for future share repurchases under the 2022 Repurchase Program. There were no shares repurchased during the three months ended March 31, 2026 and 2024.

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

Equity distribution agreements

On November 6, 2024, we entered into separate equity distribution agreements (the "2024 Equity Distribution Agreements") with each of BTIG, LLC, JonesTrading Institutional Services LLC, Keefe, Bruyette & Woods, Inc. and Piper Sandler & Co. (collectively, the "2024 Sales Agents"), pursuant to which we may sell up to $75.0 million aggregate offering price of shares of our common stock from time to time through an "at-the-market" equity offering program under which the 2024 Sales Agents will act as sales agent. We did not issue any shares of common stock under the 2024 Equity Distribution Agreements during the three months ended March 31, 2026 and 2025.

Acquisition of additional interest in AG Arc

On August 1, 2025, in connection with the acquisition of an additional 21.4% interest in AG Arc LLC (“AG Arc”), we issued 2,027,676 restricted shares of common stock (the “Holder Shares”) to certain funds managed by an affiliate of TPG (the “Holders”) as consideration. Refer to Note 10 of the "Notes to Consolidated Financial Statements (unaudited)" for additional information. Pursuant to the registration rights agreement we entered into with the Holders, in August 2025, we filed a resale shelf registration statement on Form S-3 registering the resale of all the Holder Shares (the “Resale Shelf”), which was declared effective by the Securities and Exchange Commission in August 2025. As March 31, 2026, the Holders no longer hold any shares of our common stock.

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

Management fee

The management fee is calculated and payable quarterly in arrears in an amount equal to 1.50% of our Stockholders’ Equity, per annum. For purposes of calculating the management fee, "Stockholders’ Equity" means the sum of the net proceeds from any issuances of equity securities (including preferred securities) since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance, and excluding any future equity issuance to the Manager), plus our retained earnings at the end of such quarter (without taking into account any non-cash equity compensation expense or other non-cash items described below incurred in current or prior periods), less any amount that we pay for repurchases of our common stock, excluding any unrealized gains, losses or other non-cash items that have impacted stockholders’ equity as reported in our financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, and excluding one-time events pursuant to changes in GAAP, and certain other non-cash charges after discussions between the Manager and our independent directors and after approval by a majority of our independent directors. Stockholders’ Equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders’ equity shown on our financial statements. The below table details the management fees incurred during the three months ended March 31, 2026 and 2025 (in thousands).

	Three Months Ended
Consolidated statements of operations line item:	March 31, 2026	March 31, 2025
Management fee to affiliate	$2,319	$2,327

As of March 31, 2026 and December 31, 2025, we recorded management fees payable of $2.3 million and $2.3 million, respectively. The management fee payable is included within the "Due to affiliates" line item within the "Other liabilities" line item on the consolidated balance sheets.

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

During the three months ended March 31, 2026 and 2025, we did not incur any incentive fee expense.

Termination fee

Upon the occurrence of (i) our termination of the management agreement without cause or (ii) the Manager’s termination of the management agreement upon a breach by the Company of any material term of the management agreement, the Manager will be entitled to a termination fee equal to three times the average annual management fee during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter. As of March 31, 2026 and December 31, 2025, no event of termination of the management agreement had occurred.

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

The below table details the expense reimbursement incurred during the three months ended March 31, 2026 and 2025 (in thousands).

	Three Months Ended
Consolidated statements of operations line item:	March 31, 2026	March 31, 2025
Non-investment related expenses	$1,446	$1,839
Investment related expenses	142	200
Transaction related expenses	75	260
Expense reimbursements to Manager or its affiliates	$1,663	$2,299

As of March 31, 2026 and December 31, 2025, we recorded a reimbursement payable to our Manager or its affiliates of $1.3 million and $2.1 million, respectively The reimbursement payable to the Manager or its affiliates is included within the "Due to affiliates" line item within the "Other liabilities" line item on the consolidated balance sheets.

Equity Incentive Plans

On May 5, 2025, following approval by stockholders at our annual stockholders meeting, our 2025 Equity Incentive Plan (the “2025 Equity Incentive Plan”) became effective. The maximum number of shares of our common stock that could be issued under the 2025 Equity Incentive Plan was 800,000 shares of common stock, plus 220,781 shares of common stock (which reflects the number of shares that remained available for issuance under the equity incentive plan approved in 2020 (the “2020 Equity Incentive Plan”) as of May 4, 2025), plus 86,666 shares of common stock that remained subject to outstanding awards under the 2020 Equity Incentive Plan but only to the extent that such shares become forfeited or otherwise lapse. As a result of the adoption of the 2025 Equity Incentive Plan, no additional awards will be granted under the 2020 Equity Incentive Plan (although awards previously made under the 2020 Equity Incentive Plan will remain in effect subject to the terms of the 2020 Equity Incentive Plan and the applicable award agreement).

Since inception of the 2025 Equity Incentive Plan and through March 31, 2026, we have granted an aggregate 35,586 shares of restricted common stock and 1,278 dividend equivalent units to our independent directors, all of which have vested. As of March 31, 2026, there were 983,917 remaining shares available to be issued under the 2025 Equity Incentive Plan.

As of March 31, 2026, we have 12,981 restricted stock units and 3,327 associated dividend equivalent units outstanding, all of which are fully vested and held by one of our independent directors. These units will be settled on a one-for-one basis in shares of our common stock upon the director's separation from service with us.

Manager Equity Incentive Plans

The AG Mortgage Investment Trust, Inc. 2021 Manager Equity Incentive Plan (the "2021 Manager Plan"), which became effective on April 7, 2021 following the approval of our stockholders at our 2021 annual meeting of stockholders, provides for a maximum of 573,425 shares of common stock that may be subject to awards thereunder to our Manager. As of March 31, 2026, there were no shares or awards issued under the 2021 Manager Plan. Following the execution of the Third Amendment to our management agreement in November 2021 related to the incentive fee, our compensation committee no longer expects to continue its historical practice of making periodic equity grants to the Manager pursuant to the 2021 Manager Plan.

Unfunded commitments

See Note 12 of the "Notes to Consolidated Financial Statements (unaudited)" for detail on our commitments as of March 31, 2026.

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

We record TBA purchases and sales on the trade date and present the purchase or receipt net of the corresponding payable or receivable until the settlement date of the transaction. Refer to Note 7 to the "Notes to Consolidated Financial Statements (unaudited)" for additional detail on TBAs as of March 31, 2026, if applicable.

For additional information on our commitments as of March 31, 2026, refer to Note 12 of the "Notes to Consolidated Financial Statements (unaudited)." We do not expect these commitments, taken as a whole, to be significant to, or to have a material impact on, our overall liquidity or capital resources or our operations.

Critical accounting policies and estimates

We prepare our consolidated financial statements in conformity with GAAP, which requires the use of estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of income and expenses during the reporting period. These estimates are based, in part, on our judgment and assumptions regarding various economic conditions that we believe are reasonable based on facts and circumstances existing at the time of reporting. We believe that the estimates, judgments and assumptions utilized in the preparation of our consolidated financial statements are prudent and reasonable. Although our estimates contemplate conditions as of March 31, 2026 and how we expect them to change in the future, it is reasonably possible that actual conditions could be different than anticipated in arriving at those estimates, which could materially affect reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the periods presented.

Our most critical accounting policies include (i) Valuation of financial instruments, (ii) Accounting for loans, (iii) Accounting for real estate securities, (iv) Interest income recognition, (v) Financing arrangements, and (vi) Investment consolidation. Our critical accounting estimates are those which require assumptions to be made about matters that are highly uncertain and include (i), (iv), and (vi) above. A discussion of critical accounting policies and estimates is included in our Form 10-K. Our critical accounting policies and estimates have not materially changed since December 31, 2025.

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

Interest rate sensitivity

The following table quantifies the estimated percent change in GAAP equity, the fair value of our assets, and projected net interest income should interest rates go up or down instantaneously by 25, 50, and 75 basis points, assuming (i) the yield curves of the rate shocks will be parallel to each other and the current yield curve and (ii) all other market risk factors remain constant. These estimates were compiled using a combination of third-party services and models, market data and internal models. All changes in equity, assets, and income are measured as percentage changes from the GAAP equity, assets, and projected net interest income from our base interest rate scenario. The base interest rate scenario assumes spot and forward interest rates existing as of March 31, 2026. Actual results could differ materially from these estimates.

Agency RMBS and Agency-Eligible Loan assumptions attempt to predict default and prepayment activity at projected interest rate levels. To the extent that these estimates or other assumptions do not hold true, actual results will likely differ materially from projections and could result in percentage changes larger or smaller than the estimates in the table below. Moreover, if different models were employed in the analysis, materially different projections could result. In addition, while the table below reflects the estimated impact of interest rate increases and decreases on a static portfolio as of March 31, 2026, our Manager may from time to time sell any of our investments as a part of the overall management of our investment portfolio.

Change in Interest Rates (basis points) (1)	Change in Fair Value as a Percentage of GAAP Equity (2)(3)	Change in Fair Value as a Percentage of Assets (2)(3)	Percentage Change in Projected Net Interest Income (4)
75	(2.2)%	(0.1)%	—%
50	(1.4)%	(0.1)%	—%
25	(0.7)%	—%	—%
(25)	0.6%	—%	(0.3)%
(50)	1.2%	0.1%	(0.7)%
(75)	1.8%	0.1%	(1.1)%
(1)Includes investments held through affiliated entities that are reported as "Investments in debt and equity of affiliates" on our consolidated balance sheet, but excludes AG Arc.
(2)Does not include cash investments, which typically have overnight maturities and are not expected to change in value as interest rates change.
(3)Changes in fair value as a percentage of GAAP equity and assets are inclusive of forward purchase commitments to acquire Non-Agency Loans and Agency-Eligible Loans as of March 31, 2026.
(4)Interest income includes trades settled as of March 31, 2026.

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

Real estate value risk

Residential property values are subject to volatility and may be affected adversely by a number of factors outside of our control, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors), local real estate conditions (such as an oversupply of housing), natural disasters, the effects of climate change (including flooding, drought, wildfire, tornadoes, and severe weather) and other natural events, construction quality, age and design, demographic factors, and retroactive changes to building or similar codes. Decreases in property values could cause us to suffer losses and reduce the value of the collateral underlying our investment portfolio as well as the potential sale proceeds available to repay our loans in the event of a default. In addition, substantial decreases in property values can increase the rate of strategic defaults by residential mortgage borrowers which can impact and create significant uncertainty in the recovery of principal and interest on our investments.

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2026. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Refer to the risks identified under the caption "Risk Factors", in our Annual Report on Form 10-K for the year ended December 31, 2025 and our subsequent filings, which are available on the Securities and Exchange Commission’s website at www.sec.gov, and in the "Forward-Looking Statements" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" sections herein.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION.

Submission of Matters to a Vote of Security Holders - Results of 2026 Annual Meeting of Stockholders

On April 27, 2026, the Company held its 2026 annual meeting of stockholders, where the Company’s stockholders voted on the following matters which were set forth in the notice for the meeting:

1.Election of six directors to the Company's board of directors, with each director serving until the Company's 2027 annual meeting of stockholders or until his or her successor is duly elected and qualified;
2.Ratification of the appointment of Deloitte & Touche LLP as the Company's independent registered public accounting firm for the year ending December 31, 2026; and
3.Approval, on an advisory basis, of the Company's executive compensation.

Each of the six nominees was elected, the appointment of Deloitte & Touche LLP as the independent registered public accounting firm was ratified, and the executive compensation was approved on an advisory basis. The vote tabulation for each proposal is as follows:

1.	Election of Directors:

Director	Votes For	Votes Withheld	Broker Non-Votes
Debra Hess	13,138,467	411,286	8,090,642
T.J. Durkin	13,279,416	270,337	8,090,642
Dianne Hurley	13,261,219	288,534	8,090,642
Matthew Jozoff	13,111,709	438,044	8,090,642
M. Christian Mitchell	13,152,316	397,437	8,090,642
Nicholas Smith	12,690,013	859,740	8,090,642

2.	Ratification of the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2026:

Votes For	Votes Against	Abstentions	Broker Non-Votes
21,285,806	217,015	137,574	—

3.	Approval, on an advisory basis, of the Company's executive compensation:

Votes For	Votes Against	Abstentions	Broker Non-Votes
12,616,889	564,076	368,788	8,090,642

ITEM 6.	EXHIBITS.

Exhibit No.	Description

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

TPG MORTGAGE INVESTMENT TRUST, INC.

May 1, 2026	By:	/s/ THOMAS J. DURKIN
Thomas J. Durkin
Chief Executive Officer and President (principal executive officer)

May 1, 2026	By:	/s/ ANTHONY W. ROSSIELLO
Anthony W. Rossiello
Chief Financial Officer (principal financial officer and principal accounting officer)