Form 10-Q
period 2026-06-30
TPG Mortgage Investment Trust, Inc.
filed 2026-08-10
CIK 1514281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________

FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Yes   ☐     No   ☒
As of August 5, 2026, there were 31,803,475 outstanding shares of common stock of TPG Mortgage Investment Trust, Inc.

TPG MORTGAGE INVESTMENT TRUST, INC.

PART I

ITEM 1. FINANCIAL STATEMENTS

TPG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands, except per share data)

	June 30, 2026	December 31, 2025
Assets
Securitized residential mortgage loans, at fair value - $726,279 and $766,901 pledged as collateral, respectively (1)	$7,119,175	$7,999,619
Residential mortgage loans, at fair value - $261,475 and $198,596 pledged as collateral, respectively	262,285	199,677
Commercial loans, at fair value - $49,254 and $55,376 pledged as collateral, respectively	49,254	55,376
Real estate securities, at fair value - $277,341 and $231,894 pledged as collateral, respectively	309,254	260,304
Investments in debt and equity of affiliates	55,005	61,333
Cash and cash equivalents	61,636	57,832
Restricted cash	20,526	18,489
Other assets - $0 and $319 pledged as collateral, respectively	58,449	58,900
Total Assets	$7,935,584	$8,711,530

Liabilities
Securitized debt, at fair value (1)	$6,355,237	$7,177,923
Financing arrangements	891,015	826,394
Senior unsecured notes	96,858	96,458
Dividend payable	7,633	7,301
Other liabilities (2)	38,837	42,720
Total Liabilities	7,389,580	8,150,796
Commitments and Contingencies (Note 12)
Stockholders’ Equity
Preferred stock - $227,991 aggregate liquidation preference	220,472	220,472
Common stock, par value $0.01 per share; 450,000 shares of common stock authorized and 31,803 and 31,744 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	318	317
Additional paid-in capital	840,572	840,401
Retained earnings/(deficit)	(515,358)	(500,456)
Total Stockholders' Equity	546,004	560,734

Total Liabilities and Stockholders’ Equity	$7,935,584	$8,711,530
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

TPG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net Interest Income
Interest income	$124,155	$110,865	$253,963	$219,995
Interest expense	103,912	93,113	213,077	183,394
Total Net Interest Income	20,243	17,752	40,886	36,601

Other Income/(Loss)
Net interest component of interest rate swaps	296	821	698	1,558
Net realized gain/(loss)	(1,844)	(3,494)	(1,962)	(3,484)
Net unrealized gain/(loss)	4,422	(40)	(12,038)	762
Total Other Income/(Loss)	2,874	(2,713)	(13,302)	(1,164)

Expenses
Management fee to affiliate (1)	2,311	2,301	4,630	4,628
Non-investment related expenses (1)	2,306	2,507	4,962	5,787
Investment related expenses (1)	4,220	3,473	8,518	6,883
Transaction related expenses (1)	92	3,018	666	4,079
Total Expenses	8,929	11,299	18,776	21,377

Income/(loss) before equity in earnings/(loss) from affiliates	14,188	3,740	8,808	14,060

Equity in earnings/(loss) from affiliates	269	231	2,269	1,416
Income/(Loss) before Income Taxes	14,457	3,971	11,077	15,476

Income tax expense	188	26	370	54
Net Income/(Loss)	14,269	3,945	10,707	15,422

Dividends on preferred stock	5,177	5,321	10,330	10,625

Net Income/(Loss) Available to Common Stockholders	$9,092	$(1,376)	$377	$4,797

Earnings/(Loss) Per Share of Common Stock
Basic	$0.29	$(0.05)	$0.01	$0.16
Diluted	$0.29	$(0.05)	$0.01	$0.16

Weighted Average Number of Shares of Common Stock Outstanding
Basic	31,786	29,686	31,762	29,672
Diluted	31,803	29,686	31,779	29,697
(1) Refer to Note 10 for additional details on related party transactions.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TPG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except per share data)

For the Three Months Ended June 30, 2026 and June 30, 2025
	Common Stock		Preferred Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)
	Shares	Amount				Total
Balance at April 1, 2026	31,735	$317	$220,472	$840,396	$(516,789)	$544,396
Grant of restricted stock and amortization of equity based compensation	68	1	—	176	—	177
Common dividends declared ($0.24 per share)	—	—	—	—	(7,633)	(7,633)
Preferred dividends declared (1)	—	—	—	—	(5,205)	(5,205)
Net Income/(Loss)	—	—	—	—	14,269	14,269
Balance at June 30, 2026	31,803	$318	$220,472	$840,572	$(515,358)	$546,004

	Common Stock		Preferred Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)
	Shares	Amount				Total
Balance at April 1, 2025	29,659	$297	$220,472	$824,587	$(501,486)	$543,870
Grant of restricted stock and amortization of equity based compensation	32	—	—	176	—	176
Common dividends declared ($0.21 per share)	—	—	—	—	(6,235)	(6,235)
Preferred dividends declared (1)	—	—	—	—	(5,349)	(5,349)
Net Income/(Loss)	—	—	—	—	3,945	3,945
Balance at June 30, 2025	29,691	$297	$220,472	$824,763	$(509,125)	$536,407

For the Six Months Ended June 30, 2026 and June 30, 2025
	Common Stock		Preferred Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)
	Shares	Amount				Total
Balance at January 1, 2026	31,744	$317	$220,472	$840,401	$(500,456)	$560,734
Grant of restricted stock and amortization of equity based compensation, net (2)	59	1	—	171	—	172
Common dividends declared ($0.48 per share)	—	—	—	—	(15,250)	(15,250)
Preferred dividends declared (3)	—	—	—	—	(10,359)	(10,359)
Net Income/(Loss)	—	—	—	—	10,707	10,707
Balance at June 30, 2026	31,803	$318	$220,472	$840,572	$(515,358)	$546,004

	Common Stock		Preferred Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)
	Shares	Amount				Total
Balance at January 1, 2025	29,640	$296	$220,472	$824,380	$(501,725)	$543,423
Grant of restricted stock and amortization of equity based compensation	51	1	—	383	—	384
Common dividends declared ($0.41 per share)	—	—	—	—	(12,167)	(12,167)
Preferred dividends declared (3)	—	—	—	—	(10,655)	(10,655)
Net Income/(Loss)	—	—	—	—	15,422	15,422
Balance at June 30, 2025	29,691	$297	$220,472	$824,763	$(509,125)	$536,407
(1)For the three months ended June 30, 2026 and 2025, dividends totaling $0.51563 and $0.51563 per share of Series A Preferred Stock, $0.50 and $0.50 per share of Series B Preferred Stock, and $0.665952 and $0.704864 per share of Series C Preferred Stock outstanding were declared, respectively.
(2)During the six months ended June 30, 2026, the Company retired 19 thousand shares of common stock to pay $0.2 million of withholding taxes on the net settlement of equity based compensation.
(3)For the six months ended June 30, 2026 and 2025, dividends totaling $1.03126 and $1.03126 per share of Series A Preferred Stock, $1.00 and $1.00 per share of Series B Preferred Stock, and $1.318343 and $1.397926 per share of Series C Preferred Stock outstanding were declared, respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TPG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended
	June 30, 2026	June 30, 2025
Cash Flows from Operating Activities
Net income/(loss)	$10,707	$15,422
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Net amortization of premium/(discount)	18,331	7,259
Net realized (gain)/loss	1,962	3,484
Net unrealized (gain)/loss	12,038	(762)
Grant of restricted stock and amortization of equity based compensation	342	384
Equity in (earnings)/loss from affiliates	(2,269)	(1,416)
Change in operating assets/liabilities:
Other assets	7,322	1,174
Other liabilities	(3,852)	(2,030)
Net cash provided by (used in) operating activities	44,581	23,515

Cash Flows from Investing Activities
Purchases of residential mortgage loans	(157,135)	(943,871)
Purchases of real estate securities	(66,872)	(26,064)
Proceeds from sales of residential mortgage loans	75,706	57,761
Proceeds from sales of real estate securities	522	5,189
Principal repayments on residential mortgage loans	804,299	422,774
Principal repayments on real estate securities	17,882	6,443
Principal repayments on commercial loans	1,343	—
Principal funding on residential mortgage loans	(9,568)	(6,953)
Distributions received in excess of income from investments in debt and equity of affiliates	8,601	2,802
Net settlement of interest rate swaps and other instruments	5,676	(6,262)
Net settlement of TBAs	—	662
Cash flows provided by other investing activities	3,590	2,270
Cash flows used in other investing activities	(1,979)	—
Net cash provided by (used in) investing activities	682,065	(485,249)

Cash Flows from Financing Activities
Net borrowings under (repayments of) financing arrangements	64,621	108,106
Principal repayments on fixed-rate long-term financing arrangements	—	(5,973)
Deferred financing costs paid	(58)	(34)
Proceeds from issuance of securitized debt	—	727,642
Principal repayments on securitized debt	(759,921)	(384,187)
Withholding taxes paid on the net settlement of equity based compensation	(170)	—
Dividends paid on common stock	(14,918)	(11,564)
Dividends paid on preferred stock	(10,359)	(10,655)
Net cash provided by (used in) financing activities	(720,805)	423,335

Net change in cash and cash equivalents and restricted cash	5,841	(38,399)
Cash and cash equivalents and restricted cash, Beginning of Period	76,321	138,568
Cash and cash equivalents and restricted cash, End of Period	$82,162	$100,169

	Six Months Ended
	June 30, 2026	June 30, 2025
Supplemental disclosure of cash flow information:
Cash paid for interest	$209,383	$170,612
Cash paid for taxes	$544	$202

Supplemental disclosure of non-cash financing and investing activities:
Transfer from residential mortgage loans to securitized residential mortgage loans	$—	$770,795
Common stock dividends declared but not paid	$7,633	$6,235
Transfer from residential mortgage loans to other assets	$7,332	$7,081
Purchase of investments in debt and equity of affiliates	$—	$114
Purchase price payable on securitized residential mortgage loans	$—	$1,447
Payable on unsettled derivatives	$—	$3,844

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	June 30, 2026	June 30, 2025
Cash and cash equivalents	$61,636	$88,746
Restricted cash	20,526	11,423
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$82,162	$100,169

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TPG Mortgage Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2026

1. Organization

TPG Mortgage Investment Trust, Inc. (the "Company" or "MITT") is a residential mortgage REIT with a focus on investing in a diversified risk-adjusted portfolio of residential mortgage-related assets in the U.S. mortgage market. The Company’s investment activities primarily include acquiring and securitizing newly-originated residential mortgage loans within the non-agency segment of the housing market. The Company obtains its residential mortgage loans through Arc Home, LLC ("Arc Home"), a residential mortgage loan originator in which the Company owned an approximate 66.0% interest as of June 30, 2026, and through other third-party origination partners.

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

TPG Mortgage Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2026
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

TPG Mortgage Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2026
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

TPG Mortgage Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2026
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

TPG Mortgage Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2026
3. Loans

Residential mortgage loans

The tables below detail information regarding the Company’s residential mortgage loan portfolio by collateral type as of June 30, 2026 and December 31, 2025 ($ in thousands). The gross unrealized gains/(losses) in the table below represent inception to date gains/(losses) since acquisition.

	Unpaid Principal Balance			Gross Unrealized			Weighted Average
June 30, 2026		Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield (1)	Life (Years) (2)
Securitized residential mortgage loans, at fair value (3)
Non-Agency Loans (4)	$6,397,864	$60,687	$6,458,551	$53,198	$(299,731)	$6,212,018	5.79%	5.65%	7.36
Home Equity Loans	726,148	54,897	781,045	8,517	(8,642)	780,920	9.80%	7.23%	4.48
Re- and Non-Performing Loans	148,133	(8,725)	139,408	—	(13,171)	126,237	4.04%	5.91%	5.18
Total Securitized residential mortgage loans, at fair value	$7,272,145	$106,859	$7,379,004	$61,715	$(321,544)	$7,119,175	6.16%	5.82%	7.03

Residential mortgage loans, at fair value
Agency-Eligible Loans	$20,169	$286	$20,455	$209	$(13)	$20,651	6.86%	6.21%	4.20
Home Equity Loans	225,684	8,376	234,060	222	(472)	233,810	8.88%	7.73%	4.79
Non-Agency Loans	7,179	114	7,293	—	(279)	7,014	6.42%	4.40%	4.86
Re- and Non-Performing Loans	850	(547)	303	507	—	810	N/A	NM	1.03
Total Residential mortgage loans, at fair value	$253,882	$8,229	$262,111	$938	$(764)	$262,285	8.65%	7.78%	4.73

Total as of June 30, 2026	$7,526,027	$115,088	$7,641,115	$62,653	$(322,308)	$7,381,460	6.24%	5.89%	6.95

	Unpaid Principal Balance			Gross Unrealized			Weighted Average
December 31, 2025		Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield (1)	Life (Years) (2)
Securitized residential mortgage loans, at fair value (3)
Non-Agency Loans (4)	$7,026,365	$59,755	$7,086,120	$84,870	$(266,118)	$6,904,872	5.87%	5.74%	7.30
Home Equity Loans	874,718	61,241	935,959	24,574	—	960,533	9.81%	7.70%	5.43
Re- and Non-Performing Loans	155,984	(9,693)	146,291	—	(12,077)	134,214	4.22%	5.93%	5.54
Total Securitized residential mortgage loans, at fair value	$8,057,067	$111,303	$8,168,370	$109,444	$(278,195)	$7,999,619	6.27%	5.97%	7.07

Residential mortgage loans, at fair value
Agency-Eligible Loans	$20,524	$326	$20,850	$299	$—	$21,149	6.83%	6.34%	4.83
Home Equity Loans	135,804	5,913	141,717	663	(41)	142,339	9.07%	7.77%	4.83
Non-Agency Loans	36,578	638	37,216	18	(2,126)	35,108	6.14%	3.62%	4.17
Re- and Non-Performing Loans	1,140	(696)	444	637	—	1,081	N/A	NM	1.12
Total Residential mortgage loans, at fair value	$194,046	$6,181	$200,227	$1,617	$(2,167)	$199,677	8.27%	7.22%	4.68

Total as of December 31, 2025	$8,251,113	$117,484	$8,368,597	$111,061	$(280,362)	$8,199,296	6.32%	6.00%	7.01
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

TPG Mortgage Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2026
The following tables present information regarding the delinquency status of the Company's residential mortgage loans ($ in thousands).

	Unpaid Principal Balance	Loan Count (1)	Aging by Unpaid Principal Balance (1)
June 30, 2026			Current	30-59 Days	60-89 Days	90+ Days (2)
Securitized residential mortgage loans
Non-Agency Loans	$6,397,864	17,097	$6,212,884	$72,785	$35,768	$76,427
Home Equity Loans	726,148	9,076	716,679	3,476	549	5,444
Re- and Non-Performing Loans	148,133	1,019	119,530	11,218	3,659	13,726
Total Securitized residential mortgage loans	$7,272,145	27,192	$7,049,093	$87,479	$39,976	$95,597
Residential mortgage loans
Agency-Eligible Loans	$20,169	38	$19,716	$—	$—	$453
Home Equity Loans	225,684	2,377	225,315	—	—	369
Non-Agency Loans	7,179	10	3,896	511	—	2,772
Re- and Non-Performing Loans (1)	850	N/A	N/A	N/A	N/A	N/A
Total Residential mortgage loans	$253,882	2,425	$248,927	$511	$—	$3,594
Total as of June 30, 2026	$7,526,027	29,617	$7,298,020	$87,990	$39,976	$99,191
Percent of Unpaid Principal Balance (1)			97.0%	1.2%	0.5%	1.3%

	Unpaid Principal Balance	Loan Count (1)	Aging by Unpaid Principal Balance (1)
December 31, 2025			Current	30-59 Days	60-89 Days	90+ Days (2)
Securitized residential mortgage loans
Non-Agency Loans	$7,026,365	18,430	$6,833,324	$76,326	$32,323	$84,392
Home Equity Loans	874,718	10,599	869,432	2,963	489	1,834
Re- and Non-Performing Loans	155,984	1,073	123,901	14,730	5,247	12,106
Total Securitized residential mortgage loans	$8,057,067	30,102	$7,826,657	$94,019	$38,059	$98,332
Residential mortgage loans
Agency-Eligible Loans	$20,524	38	$19,825	$699	$—	$—
Home Equity Loans	135,804	1,368	135,773	—	—	31
Non-Agency Loans	36,578	53	16,468	1,444	1,112	17,554
Re- and Non-Performing Loans (1)	1,140	N/A	N/A	N/A	N/A	N/A
Total Residential mortgage loans	$194,046	1,459	$172,066	$2,143	$1,112	$17,585
Total as of December 31, 2025	$8,251,113	31,561	$7,998,723	$96,162	$39,171	$115,917
Percent of Unpaid Principal Balance (1)			96.9%	1.2%	0.5%	1.4%
(1)Loan count and aging data exclude the Re- and Non-Performing Loans subcategory of Residential mortgage loans above as there may be limited data available regarding the underlying collateral of these residual positions.
(2)Represents loans that either have a delinquency status greater than 90 days or are in the process of foreclosure. As of June 30, 2026, the $99.2 million of unpaid principal balance included securitized residential mortgage loans and residential mortgage loans that were 90+ days delinquent with a fair value of $52.9 million and loans in the process of foreclosure with a fair value of $41.7 million. As of December 31, 2025, the $115.9 million of unpaid principal balance included securitized residential mortgage loans and residential mortgage loans that were 90+ days delinquent with a fair value of $54.0 million and loans in the process of foreclosure with a fair value of $57.1 million.

As of June 30, 2026 and December 31, 2025, 6.2% and 6.4%, respectively, of the unpaid principal balance of the Company's securitized residential mortgage loans and residential mortgage loans were adjustable rate mortgages.

During the three and six months ended June 30, 2026 and 2025, the Company purchased residential mortgage loans, as detailed below (in thousands).

	Three Months Ended				Six Months Ended
	June 30, 2026		June 30, 2025		June 30, 2026		June 30, 2025
	Unpaid Principal Balance	Fair Value (1)	Unpaid Principal Balance	Fair Value (1)	Unpaid Principal Balance	Fair Value (1)	Unpaid Principal Balance	Fair Value (1)
Agency-Eligible Loans	$—	$—	$331,375	$340,587	$475	$486	$692,913	$707,355
Home Equity Loans	67,264	70,147	99,519	104,349	150,755	156,530	222,795	232,589
Total	$67,264	$70,147	$430,894	$444,936	$151,230	$157,016	$915,708	$939,944
(1)Fair value represents purchase price at acquisition.

TPG Mortgage Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2026

During the three and six months ended June 30, 2026 and 2025, the Company sold residential mortgage loans as detailed below ($ in thousands).

	Three Months Ended				Six Months Ended
	Number of Loans	Proceeds	Realized Gains	Realized Losses	Number of Loans	Proceeds	Realized Gains	Realized Losses
June 30, 2026
Non-Agency Loans	39	$25,585	$107	$(1,510)	39	$25,585	$107	$(1,510)
Home Equity Loans	—	—	—	—	601	49,375	26	(25)
Re- and Non-Performing Loans	12	746	34	(255)	12	746	34	(255)
Total	51	$26,331	$141	$(1,765)	652	$75,706	$167	$(1,790)

June 30, 2025
Agency-Eligible Loans	88	$37,333	$238	$(219)	88	$37,333	$238	$(219)
Non-Agency Loans	—	—	—	—	21	11,336	341	(1,152)
Re- and Non-Performing Loans	—	—	—	—	88	9,092	832	(1,149)
Total	88	$37,333	$238	$(219)	197	$57,761	$1,411	$(2,520)
The Company’s residential mortgage loan portfolio consists of mortgage loans on residential real estate located throughout the United States. The following is a summary of the geographic concentration of credit risk as of June 30, 2026 and December 31, 2025 and includes states where the exposure is greater than 5% of the fair value of the Company's residential mortgage loan portfolio.

Geographic Concentration of Credit Risk (1)	June 30, 2026	December 31, 2025
California	30%	30%
Florida	10%	10%
New York	8%	8%
Texas	6%	6%
Other	46%	46%
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

TPG Mortgage Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2026

The following table details the carrying value related to the assets and liabilities of the Company’s consolidated VIEs as of June 30, 2026 and December 31, 2025 (in thousands).

	Non-Agency VIEs		Home Equity VIEs		RPL/NPL VIEs		Total VIEs
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Assets
Securitized residential mortgage loans, at fair value (1)	$6,212,018	$6,904,872	$780,920	$960,533	$126,237	$134,214	$7,119,175	$7,999,619
Restricted Cash	22	—	1,055	1,055	9	12	1,086	1,067
Other assets	35,833	37,711	6,982	8,128	4,937	5,517	47,752	51,356
Total Assets	$6,247,873	$6,942,583	$788,957	$969,716	$131,183	$139,743	$7,168,013	$8,052,042

Liabilities
Securitized debt, at fair value (1) (2)	$5,606,863	$6,265,540	$660,721	$817,889	$87,653	$94,494	$6,355,237	$7,177,923
Other liabilities	24,182	26,129	3,697	4,497	259	274	28,138	30,900
Total Liabilities	$5,631,045	$6,291,669	$664,418	$822,386	$87,912	$94,768	$6,383,375	$7,208,823

Total Equity (3)	$616,828	$650,914	$124,539	$147,330	$43,271	$44,975	$784,638	$843,219
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

TPG Mortgage Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2026

Legacy WMC Commercial loans

The tables below detail information regarding the Company's Legacy WMC Commercial loan portfolio as of June 30, 2026 and December 31, 2025 ($ in thousands). The gross unrealized gains/(losses) in the table below represent inception to date gains/(losses) since acquisition.

June 30, 2026		Premium / (Discount)	Amortized Cost (3)	Gross Unrealized Losses	Fair Value	Weighted Average			Maturity Date (4)	LTV (5)	Location
Loan (1)(2)	Unpaid Principal Balance					Coupon	Yield (4)	Life (Years) (4)
Loan A (6)	$7,259	$(245)	$7,014	$(42)	$6,972	7.81%	—%	N/A	N/A	61.63%	IL, FL
Loan B (6)	13,206	(445)	12,761	(3,093)	9,668	7.81%	—%	N/A	N/A	75.33%	CA
Loan C (6)	24,535	(828)	23,707	(5,747)	17,960	7.81%	—%	N/A	N/A	77.22%	NY
Loan D (7)	20,861	(2,193)	18,668	(4,014)	14,654	6.99%	—%	N/A	N/A	42.50%	CT
Total	$65,861	$(3,711)	$62,150	$(12,896)	$49,254	7.55%	—%	N/A		64.31%

December 31, 2025		Premium / (Discount)	Amortized Cost (3)	Gross Unrealized Losses	Fair Value	Weighted Average			Maturity Date (4)	LTV (5)	Location
Loan (1)(2)	Unpaid Principal Balance					Coupon	Yield (4)	Life (Years) (4)
Loan A (6)	$7,259	$(29)	$7,230	$(684)	$6,546	7.98%	—%	N/A	N/A	61.63%	IL, FL
Loan B (6)	13,206	(52)	13,154	(1,244)	11,910	7.98%	—%	N/A	N/A	75.33%	CA
Loan C (6)	24,535	(99)	24,436	(2,310)	22,126	7.98%	—%	N/A	N/A	77.22%	NY
Loan D (7)	22,204	(611)	21,593	(6,799)	14,794	7.16%	—%	N/A	N/A	42.50%	CT
Total	$67,204	$(791)	$66,413	$(11,037)	$55,376	7.71%	—%	N/A		65.69%
(1)The Company has the contractual right to receive a balloon payment for each loan.
(2)Each commercial loan investment is a first mortgage loan.
(3)The Company is not accruing interest on its Legacy WMC Commercial Loans and placed the loans on cost recovery status. For assets where the cost recovery method is applied, the receipt of principal or coupon interest is recorded as a reduction to the amortized cost until collection of all contractual components are reasonably assured.
(4)The borrowers for the Company’s Legacy WMC Commercial Loans are in maturity default as of June 30, 2026 and December 31, 2025. See footnotes 5 and 6 for further details related to each loan. In March 2026, the Company extended the maturity of its financing arrangement collateralized by Legacy WMC Commercial Loans to September 19, 2026. All proceeds from asset paydowns or sales will be applied to reduce the outstanding balance, which was $19.9 million as of June 30, 2026.
(5)Represents the LTV at acquisition of WMC. The total LTV on commercial loans is presented based on fair value.
(6)Loans A, B, and C have a floating rate coupon equal to 4.20% plus one-month SOFR and are collateralized by hotels. During the second quarter 2025, these loans entered maturity default. Following a period of forbearance, the lender parties and the borrower are pursuing consensual sales of the hotels, which may include transferring title of all or certain of the properties to the lender parties via a deed-in-lieu of foreclosure to facilitate the sales. The Company expects the sales of the underlying hotels which collateralize Loan A to be completed in the second half of 2026. There are no assurances that sales can be completed in the manner or within the time anticipated or at all.
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

TPG Mortgage Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2026
4. Real Estate Securities

The following tables detail the Company’s real estate securities portfolio by collateral type as of June 30, 2026 and December 31, 2025 ($ in thousands). The Company’s real estate securities include its interest in VIEs in which the Company has concluded that it is not the primary beneficiary and, as a result, did not consolidate the VIEs. The gross unrealized gains/(losses) in the tables below represent inception to date unrealized gains/(losses) since acquisition.

	Current Face (1)	Premium/ (Discount) (1)	Amortized Cost	Gross Unrealized		Fair Value (2)	Weighted Average
June 30, 2026				Gains	Losses		Coupon (3)	Yield (4)	Life (Years) (5)
Non-Agency RMBS
Non-QM Loans (6) (7)	$86,345	$(3,392)	$85,670	$2,219	$(1,998)	$85,891	3.03%	6.97%	2.40
Agency-Eligible Loans (7)	41,335	(2,480)	39,415	1,694	(157)	40,952	3.64%	7.36%	6.73
Home Equity Loans (7)	100,695	(3,767)	116,632	5,454	(433)	121,653	5.48%	9.48%	5.66
Prime Jumbo Loans	4,281	(1,590)	2,691	658	—	3,349	4.43%	8.97%	17.75
Total Non-Agency RMBS	232,656	(11,229)	244,408	10,025	(2,588)	251,845	3.92%	8.25%	4.80

Legacy WMC CMBS (8)	82,073	(34,206)	47,867	5,218	(10,391)	42,694	5.88%	16.22%	1.56

Agency RMBS Interest Only	N/A	N/A	14,839	327	(451)	14,715	4.89%	7.71%	5.56
Total as of June 30, 2026	$314,729	$(45,435)	$307,114	$15,570	$(13,430)	$309,254	4.38%	9.47%	4.54

	Current Face (1)	Premium / (Discount) (1)	Amortized Cost	Gross Unrealized		Fair Value (2)	Weighted Average
December 31, 2025				Gains	Losses		Coupon (3)	Yield (4)	Life (Years) (5)
Non-Agency RMBS
Non-QM Loans (6)	$48,814	$(2,160)	$48,526	$816	$(2,379)	$46,963	3.11%	6.66%	3.57
Agency-Eligible Loans (7)	44,491	(2,656)	42,439	1,841	(117)	44,163	3.57%	7.41%	6.74
Home Equity Loans (7)	84,647	(2,018)	99,617	7,514	(189)	106,942	5.55%	10.47%	5.51
Prime Jumbo Loans	4,256	(1,616)	2,640	673	—	3,313	4.49%	8.82%	18.36
Total Non-Agency RMBS	182,208	(8,450)	193,222	10,844	(2,685)	201,381	4.09%	8.82%	5.39

Legacy WMC CMBS (8)	82,962	(37,015)	45,947	5,814	(9,196)	42,565	5.95%	15.30%	1.73

Agency RMBS Interest Only	N/A	N/A	16,630	249	(521)	16,358	4.57%	7.30%	5.17
Total as of December 31, 2025	$265,170	$(45,465)	$255,799	$16,907	$(12,402)	$260,304	4.55%	9.89%	4.93
(1)Current Face and Premium/(Discount) exclude Interest Only securities, which have no principal balances and bear interest based on a notional value. The notional value is used solely to determine interest distributions on the interest only classes of securities. As of June 30, 2026, the notional balance of the Non-QM Loans, Agency-Eligible Loans, Home Equity Loans, and Agency RMBS Interest Only line items were $134.7 million, $35.7 million, $273.8 million, and $70.4 million, respectively. As of December 31, 2025, the notional value of the Non-QM Loans, Agency-Eligible Loans, Home Equity Loans, and Agency RMBS Interest Only line items were $66.3 million, $40.4 million, $249.1 million, and $85.0 million, respectively.
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
(6)Certain Non-Agency RMBS include securities issued under Gold Creek Asset Trust ("GCAT"), which is the TPG securitization shelf under which the Company or private funds under the management of TPG securitize loans. These securities were retained from rated Non-QM Loan securitizations the Company participated in alongside private funds managed by TPG. The Company’s interest in the retained tranches represents its continuing involvement in these securitization trusts. As of June 30, 2026 and December 31, 2025, the Company’s Non-QM Loans includes $42.6 million and $42.4 million of retained securities from these transactions, respectively.
(7)For certain Non-Agency RMBS, the Company acted as a co-sponsor of rated securitizations alongside private funds managed by TPG or an unrelated third party of rated securitizations. As the co-sponsor, the Company retained an "eligible vertical interest" to comply with risk retention rules which consists of at least 5% of each class of securities issued in the securitizations and represents the Company’s continuing involvement in these securitization trusts. The remaining tranches were sold to third parties and certain private funds managed by TPG or its affiliates, or were retained by the Company. As of June 30, 2026, the Company’s Non-QM Loans includes $38.6 million of retained securities from these transactions. As of June 30, 2026 and December 31, 2025, the Company’s Agency-Eligible Loans includes $39.0 million and $42.2 million of retained securities from these transactions, respectively. As of June 30, 2026 and December 31, 2025, the Company’s Home Equity Loans includes $96.6 million and $78.7 million of retained securities from these transactions, respectively.
(8)As of June 30, 2026 and December 31, 2025, there are Legacy WMC CMBS with an unpaid principal balance of $23.5 million and $23.5 million, respectively, and a fair value of $4.9 million and $6.3 million, respectively, which are on non-accrual or cost recovery status.

TPG Mortgage Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2026
The following tables summarize the Company's real estate securities according to their projected weighted average life classifications as of June 30, 2026 and December 31, 2025 (in thousands).

June 30, 2026	Non-Agency RMBS		Legacy WMC CMBS		Agency RMBS		Real Estate Securities Total
Weighted Average Life (1)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than or equal to one year	$—	$—	$4,600	$8,744	$—	$—	$4,600	$8,744
Greater than one year and less than or equal to five years	163,735	162,367	38,094	39,123	—	—	201,829	201,490
Greater than five years and less than or equal to ten years	63,249	57,823	—	—	14,715	14,839	77,964	72,662
Greater than ten years	24,861	24,218	—	—	—	—	24,861	24,218
Total as of June 30, 2026	$251,845	$244,408	$42,694	$47,867	$14,715	$14,839	$309,254	$307,114

December 31, 2025	Non-Agency RMBS		Legacy WMC CMBS		Agency RMBS		Real Estate Securities Total
Weighted Average Life (1)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than or equal to one year	$—	$—	$4,921	$8,589	$—	$—	$4,921	$8,589
Greater than one year and less than or equal to five years	98,432	96,270	37,644	37,358	838	600	136,914	134,228
Greater than five years and less than or equal to ten years	80,653	75,378	—	—	15,520	16,030	96,173	91,408
Greater than ten years	22,296	21,574	—	—	—	—	22,296	21,574
Total as of December 31, 2025	$201,381	$193,222	$42,565	$45,947	$16,358	$16,630	$260,304	$255,799
(1)This is based on projected life. Typically, actual maturities are shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

The Company sold real estate securities during the three and six months ended June 30, 2026 and 2025, as detailed below ($ in thousands).

	Three Months Ended				Six Months Ended
	Number of Securities	Proceeds	Realized Gains	Realized Losses	Number of Securities	Proceeds	Realized Gains	Realized Losses
June 30, 2026
Agency RMBS	6	$522	$4	$(120)	6	$522	$4	$(120)

June 30, 2025
Agency RMBS	—	$—	$—	$—	1	$1,894	$241	$—
Non-Agency RMBS	1	558	35	—	2	1,336	72	—
Legacy WMC CMBS	1	1,959	—	(144)	1	1,959	—	(144)
Total	2	$2,517	$35	$(144)	4	$5,189	$313	$(144)

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

TPG Mortgage Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2026
which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement.

The following tables present the Company’s financial instruments measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 (in thousands).

	Fair Value at June 30, 2026				Fair Value at December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Securitized residential mortgage loans	$—	$—	$7,119,175	$7,119,175	$—	$—	$7,999,619	$7,999,619
Residential mortgage loans	—	810	261,475	262,285	—	1,081	198,596	199,677
Legacy WMC Commercial Loans	—	—	49,254	49,254	—	—	55,376	55,376
Non-Agency RMBS	—	9,952	241,893	251,845	—	9,835	191,546	201,381
Legacy WMC CMBS	—	42,694	—	42,694	—	42,565	—	42,565
Agency RMBS	—	14,715	—	14,715	—	16,358	—	16,358
Derivative assets (1)	—	9,995	—	9,995	—	5,395	—	5,395
Cash equivalents (2)	58,897	—	—	58,897	55,979	—	—	55,979
Other assets	1,705	—	—	1,705	—	—	—	—
AG Arc (3)	—	—	46,435	46,435	—	—	50,016	50,016
Total Assets Measured at Fair Value	$60,602	$78,166	$7,718,232	$7,857,000	$55,979	$75,234	$8,495,153	$8,626,366

Liabilities:
Securitized debt	$—	$—	$(6,355,237)	$(6,355,237)	$—	$—	$(7,177,923)	$(7,177,923)
Derivative liabilities (1)	—	(145)	—	(145)	—	(1,169)	—	(1,169)
Total Liabilities Measured at Fair Value	$—	$(145)	$(6,355,237)	$(6,355,382)	$—	$(1,169)	$(7,177,923)	$(7,179,092)
(1)As of June 30, 2026, the Company applied a reduction in fair value of $9.8 million and $0.1 million to its interest rate swap assets and liabilities, respectively, related to variation margin with a corresponding increase or decrease in restricted cash. As of December 31, 2025, the Company applied a reduction in fair value of $5.3 million and $1.2 million to its interest rate swap assets and liabilities, respectively, related to variation margin with a corresponding increase or decrease in restricted cash. Derivative assets and liabilities are included in the "Other assets" and "Other liabilities" line items on the consolidated balance sheets, respectively.
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

TPG Mortgage Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2026
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

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the three and six months ended June 30, 2026 and 2025.

The Company did not have any transfers of assets or liabilities between Levels 1 or 2 and Level 3 of the fair value hierarchy during the three and six months ended June 30, 2026 and 2025. Transfers into the Level 3 category of the fair value hierarchy occur due to instruments exhibiting indications of reduced levels of market transparency. Transfers out of the Level 3 category of the fair value hierarchy occur due to instruments exhibiting indications of increased levels of market transparency. Indications of increases or decreases in levels of market transparency include a change in observable transactions or executable quotes involving these instruments or similar instruments. Changes in these indications could impact price transparency, and thereby cause a change in level designations in future periods.

TPG Mortgage Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2026
The following tables present additional information about the Company’s assets and liabilities which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value (in thousands).

Three Months Ended June 30, 2026
	Residential Mortgage Loans (1)	Legacy WMC Commercial Loans	Non-Agency RMBS	AG Arc	Securitized Debt
Beginning balance	$7,766,335	$51,504	$211,564	$52,334	$(6,749,708)
Purchases	70,009	—	37,737	—	—
Capital distributions	—	—	—	(6,614)	—
Proceeds from sales or settlements	(26,331)	—	—	—	—
Principal repayments	(417,214)	(1,343)	(7,464)	—	388,941
Principal funding	5,505	—	—	—	—
Included in net income:
Net premium and discount amortization (2)	(2,216)	(2,526)	(1,134)	—	(2,910)
Net realized gain/(loss)	(1,458)	—	—	—	—
Net unrealized gain/(loss)	(10,547)	1,619	1,190	—	8,440
Equity in earnings/(loss) from affiliates	—	—	—	715	—
Other (3)	(3,433)	—	—	—	—
Ending Balance	$7,380,650	$49,254	$241,893	$46,435	$(6,355,237)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of June 30, 2026
Net premium and discount amortization (2)	$(2,252)	$(2,526)	$(1,134)	$—	$(2,910)
Net unrealized gain/(loss)	(11,945)	1,619	1,190	—	8,440
Equity in earnings/(loss) from affiliates	—	—	—	715	—

Three Months Ended June 30, 2025
	Residential Mortgage Loans (1)	Legacy WMC Commercial Loans	Non-Agency RMBS	Other Assets (4)	AG Arc	Securitized Debt	Other Liabilities (4)
Beginning balance	$6,809,796	$65,504	$141,118	$—	$32,242	$(5,836,691)	$—
Purchases	444,852	—	—	—	—	—	—
Issuances of Securitized Debt	—	—	—	—	—	(314,660)	—
Proceeds from sales or settlements	(37,333)	—	—	—	—	—	—
Principal repayments	(234,788)	—	(2,608)	—	—	212,374	—
Principal funding	4,572	—	—	—	—	—	—
Included in net income:
Net premium and discount amortization (2)	2,214	63	(826)	—	—	(6,650)	—
Net realized gain/(loss)	(655)	—	—	—	—	—	—
Net unrealized gain/(loss)	(11,460)	(684)	261	511	—	7,990	(51)
Equity in earnings/(loss) from affiliates	—	—	—	—	(37)	—	—
Other (3)	(2,199)	—	—	—	—	—	—
Ending Balance	$6,974,999	$64,883	$137,945	$511	$32,205	$(5,937,637)	$(51)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of June 30, 2025
Net premium and discount amortization (2)	2,219	63	(826)	—	—	(6,650)	—
Net unrealized gain/(loss)	(11,437)	(684)	261	511	—	7,990	(51)
Equity in earnings/(loss) from affiliates	—	—	—	—	(37)	—	—

TPG Mortgage Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2026

Six Months Ended June 30, 2026
	Residential Mortgage Loans (1)	Legacy WMC Commercial Loans	Non-Agency RMBS	Other Assets (4)	AG Arc	Securitized Debt
Beginning balance	$8,198,215	$55,376	$191,546	$—	$50,016	$(7,177,923)
Purchases	156,746	—	66,388	—	—	—
Capital distributions	—	—	—	—	(6,614)	—
Proceeds from sales or settlements	(75,706)	—	—	(2)	—	—
Principal repayments	(804,038)	(1,343)	(13,369)	—	—	752,082
Principal funding	9,568	—	—	—	—	—
Included in net income:
Net premium and discount amortization (2)	(4,612)	(2,919)	(1,913)	—	—	(6,032)
Net realized gain/(loss)	(1,518)	—	—	2	—	—
Net unrealized gain/(loss)	(90,228)	(1,860)	(759)	—	—	76,636
Equity in earnings/(loss) from affiliates	—	—	—	—	3,033	—
Other (3)	(7,777)	—	—	—	—	—
Ending Balance	$7,380,650	$49,254	$241,893	$—	$46,435	$(6,355,237)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of June 30, 2026
Net premium and discount amortization (2)	$(4,541)	$(2,919)	$(1,913)	$—	$—	$(6,032)
Net unrealized gain/(loss)	(91,977)	(1,860)	(759)	—	—	76,636
Equity in earnings/(loss) from affiliates	—	—	—	—	3,033	—

Six Months Ended June 30, 2025
	Residential Mortgage Loans (1)	Legacy WMC Commercial Loans	Non-Agency RMBS	Other Assets (4)	AG Arc	Securitized Debt	Other Liabilities (4)
Beginning balance	$6,416,066	$67,005	$115,533	$204	$30,778	$(5,491,967)	$(336)
Purchases	939,621	—	25,963	—	—	—	—
Issuances of Securitized Debt	—	—	—	—	—	(723,330)	—
Proceeds from sales or settlements	(57,761)	—	—	(258)	—	—	298
Principal repayments	(422,385)	—	(3,702)	—	—	383,149	—
Principal funding	6,953	—	—	—	—	—	—
Included in net income:
Net premium and discount amortization (2)	4,105	333	(1,518)	—	—	(13,457)	—
Net realized gain/(loss)	(1,722)	—	—	258	—	—	(298)
Net unrealized gain/(loss)	96,383	(2,455)	1,669	307	—	(92,032)	285
Equity in earnings/(loss) from affiliates	—	—	—	—	1,427	—	—
Other (3)	(6,261)	—	—	—	—	—	—
Ending Balance	$6,974,999	$64,883	$137,945	$511	$32,205	$(5,937,637)	$(51)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of June 30, 2025
Net premium and discount amortization (2)	$4,064	$333	$(1,518)	$—	$—	$(13,457)	$—
Net unrealized gain/(loss)	95,526	(2,455)	1,669	511	—	(92,032)	(51)
Equity in earnings/(loss) from affiliates	—	—	—	—	1,427	—	—
(1)Includes Securitized residential mortgage loans.
(2)Included in the "Interest income" and "Interest expense" line items on the consolidated statement of operations for assets and liabilities, respectively.
(3)Includes transfers of residential mortgage loans to real estate owned as well as activity related to advances.
(4)Other assets and Other liabilities include derivative forward purchase commitments and loan purchase commitments, if applicable.

TPG Mortgage Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2026
The following table presents a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of investments for which the Company has utilized Level 3 inputs to determine fair value as of June 30, 2026 and December 31, 2025 ($ in thousands).

		June 30, 2026		December 31, 2025
Valuation Technique	Unobservable Input	Fair Value	Range (Weighted Average) (1)	Fair Value	Range (Weighted Average) (1)
Securitized Residential Mortgage Loans
	Yield		5.47% - 16.51% (5.99%)		5.13% - 18.10% (5.78%)
Discounted Cash Flow	Projected Collateral Prepayments	$7,119,175	4.29% - 22.00% (10.04%)	$7,999,619	4.92% - 22.00% (10.09%)
	Projected Collateral Losses		0.00% - 1.72% (0.11%)		0.00% - 1.77% (0.09%)
	Projected Collateral Severities (2)		10.00% - 75.00% (23.03%)		10.00% - 100.00% (28.23%)
Residential Mortgage Loans
	Yield		5.69% - 12.00% (7.37%)		5.39% - 11.61% (7.08%)
Discounted Cash Flow	Projected Collateral Prepayments	$261,475	2.90% - 39.35% (17.24%)	$198,596	1.98% - 33.46% (16.06%)
	Projected Collateral Losses		0.00% - 15.78% (1.38%)		0.00% - 18.29% (1.47%)
	Projected Collateral Severities (2)		10.00% - 100.00% (19.07%)		4.43% - 100.00% (17.79%)
Legacy WMC Commercial Loans
	Yield		8.36% - 11.10% (9.26%)		5.95% - 6.95% (6.68%)
Discounted Cash Flow	Credit Spread	$49,254	432 bps - 715 bps (516 bps)	$55,376	231 bps - 325 bps (300 bps)
	Recovery Percentage (3)		72.19% - 98.05% (79.07%)		68.33% - 93.29% (86.62%)
Non-Agency RMBS
	Yield		5.26% - 16.25% (7.26%)		4.83% - 20.00% (7.56%)
Discounted Cash Flow	Projected Collateral Prepayments	$241,893	8.16% - 26.15% (11.83%)	$191,546	7.55% - 15.23% (11.23%)
	Projected Collateral Losses		0.00% - 0.80% (0.18%)		0.00% - 0.38% (0.06%)
	Projected Collateral Severities		10.00% - 75.00% (29.07%)		10.00% - 100.00% (56.87%)
AG Arc
Comparable Multiple	Book Value Multiple	$46,435	1.05x - 1.05x (1.05x)	$50,016	1.025x - 1.025x (1.025x)
Securitized Debt
	Yield		4.84% - 25.00% (5.69%)		4.37% - 30.00% (5.42%)
Discounted Cash Flow	Projected Collateral Prepayments	$(6,355,237)	4.29% - 22.00% (10.02%)	$(7,177,923)	4.92% - 22.00% (10.09%)
	Projected Collateral Losses		0.00% - 0.50% (0.10%)		0.00% - 0.50% (0.08%)
	Projected Collateral Severities		10.00% - 75.00% (23.12%)		10.00% - 100.00% (27.79%)
(1)Amounts are weighted based on fair value.
(2)Projected collateral severities excludes assumed recoveries on certain residential mortgage loans.
(3)Represents the proportion of the principal expected to be collected relative to the loan balances as of June 30, 2026 and December 31, 2025.

TPG Mortgage Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2026
6. Financing

The following table presents a summary of the Company's financing as of June 30, 2026 and December 31, 2025 ($ in thousands).

	June 30, 2026						December 31, 2025
	Financing			Weighted Average		Collateral Fair Value (1)(2)	Financing
	Current Face	Carrying Value	Stated Maturity	Funding Cost	Life (Years)		Carrying Value
Financing Arrangements by Asset Type (3)
Securitized Residential Mortgage Loans (4)
Non-Agency Loans	$408,463	$408,463	Jul 2026 - Feb 2027	5.05%	0.16	$610,177	$428,657
Home Equity Loans	62,168	62,168	Jul 2026 - Sep 2026	4.51%	0.16	75,677	67,752
Re- and Non-Performing Loans	26,742	26,742	Aug 2026 - Sep 2026	5.73%	0.15	40,425	27,264
Residential Mortgage Loans (5)
Agency-Eligible Loans	18,152	18,152	Sep 2026 - Mar 2027	5.35%	0.39	20,651	19,490
Home Equity Loans (6)	141,575	141,575	Jun 2027 - Jul 2027	5.60%	0.98	233,810	58,951
Non-Agency Loans	5,896	5,896	Jun 2027	5.40%	0.94	7,014	29,817
Legacy WMC Commercial Loans	19,875	19,875	Sep 2026	6.39%	0.22	49,254	27,436
Non-Agency RMBS	178,996	178,996	Jul 2026 - Feb 2027	4.46%	0.13	220,010	137,386
Legacy WMC CMBS	18,998	18,998	Jul 2026 - Sep 2026	5.07%	0.14	42,616	18,540
Agency RMBS	10,150	10,150	Jul 2026 - Sep 2026	4.29%	0.22	14,715	10,857
Other Assets	—	—	N/A	—%	0.00	—	244
Total Financing Arrangements	$891,015	$891,015		5.03%	0.30	$1,314,349	$826,394

Securitized debt, at fair value (7)(8)
Non-Agency Loans (9)	$5,828,156	$5,606,863	N/A	5.33%	5.71	N/A	$6,265,540
Home Equity Loans (9)	643,739	660,721	N/A	5.54%	2.16	N/A	817,889
Re- and Non-Performing Loans	93,161	87,653	N/A	3.50%	2.78	N/A	94,494
Total Securitized Debt	$6,565,056	$6,355,237		5.33%	5.37	N/A	$7,177,923

Senior Unsecured Notes (10)
February 2029 Senior Unsecured Notes	$34,500	$33,490	Feb 2029	10.79%	2.67	N/A	$33,327
May 2029 Senior Unsecured Notes	65,000	63,368	May 2029	10.52%	2.92	N/A	63,131
Total Senior Unsecured Notes	$99,500	$96,858		10.61%	2.83	N/A	$96,458

Total Financing	$7,555,571	$7,343,110		5.36%	4.93	$1,314,349	$8,100,775
(1)The Company also had $8.0 million and $7.8 million of cash pledged under repurchase agreements as of June 30, 2026 and December 31, 2025, respectively.
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
(6)The collateral fair value pledged includes $63.5 million of Home Equity Loans in which the Company has no outstanding financing but has $50 million of available financing which is contractually committed.
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
(9)The current face on the Company's Securitized debt in the Company's Non-Agency VIEs and Home Equity VIEs excludes Interest Only classes which have no principal balances and bear interest based on a notional value. The notional value is used solely to determine interest distributions on the interest only classes of securities. As of June 30, 2026, the notional value of interest only classes of Securitized debt in the Non-Agency VIEs and Home Equity VIEs was $3.2 billion and $238.8 million, respectively.
(10)The Senior Unsecured Notes are recorded at amortized cost in the Company's consolidated balance sheets. As of June 30, 2026, the fair value of the Senior Unsecured Notes was $102.1 million. The fair value of the Senior Unsecured Notes is based upon prices obtained from third-party pricing services or broker quotations and are classified as Level 2 of the fair value hierarchy.

TPG Mortgage Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2026
Senior Unsecured Notes

The Company’s Senior Unsecured Notes consist of $34.5 million principal amount 9.500% Senior Notes due February 2029 ("February 2029 Senior Unsecured Notes") and $65.0 million principal amount 9.500% Senior Notes due May 2029 ("May 2029 Senior Unsecured Notes" and together with the February 2029 Senior Unsecured Notes, the "Senior Unsecured Notes"). The February 2029 Senior Unsecured Notes were issued on January 26, 2024 in a public offering for net proceeds of approximately $32.8 million and the May 2029 Senior Unsecured Notes were issued on May 15, 2024 in a public offering for net proceeds of approximately $62.4 million. The below table provides a summary of the Senior Unsecured Notes as of June 30, 2026 ($ in thousands).

	Principal Amount (1)	Carrying Value	Maturity Date (2)	Redemption Date (3)	Rate (4)
February 2029 Senior Unsecured Notes	$34,500	$33,490	February 15, 2029	February 15, 2026	9.500%
May 2029 Senior Unsecured Notes	65,000	63,368	May 15, 2029	May 15, 2026	9.500%
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

The below table details the total interest expense incurred on the Senior Unsecured Notes during the three and six months ended June 30, 2026 and 2025 (in thousands).

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Coupon interest expense	$2,363	$2,363	$4,726	$4,726
Amortization expense	203	182	400	359
Total interest expense	$2,566	$2,545	$5,126	$5,085

TPG Mortgage Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2026
Contractual maturities

The following table allocates the current face of the Company's borrowings under financing arrangements and the Senior Unsecured Notes as of June 30, 2026 by contractual maturity (in thousands). Securitized debt is excluded from the below table as it does not have a contractual maturity.

	Within 30 Days	Over 30 Days to 3 Months	Over 3 Months to 12 Months	Over 12 Months	Total
Financing Arrangements by Asset Type
Securitized Residential Mortgage Loans
Non-Agency Loans	$183,425	$191,060	$33,978	$—	$408,463
Home Equity Loans	23,904	38,264	—	—	62,168
Re- and Non-Performing Loans	—	26,742	—	—	26,742
Residential Mortgage Loans
Agency-Eligible Loans	—	3,127	15,025	—	18,152
Home Equity Loans	—	—	58,207	83,368	141,575
Non-Agency Loans	—	—	5,896	—	5,896
Legacy WMC Commercial Loans (1)	—	19,875	—	—	19,875
Non-Agency RMBS	88,294	87,074	3,628	—	178,996
Legacy WMC CMBS	7,334	11,664	—	—	18,998
Agency RMBS	783	9,367	—	—	10,150
Total Financing Arrangements	$303,740	$387,173	$116,734	$83,368	$891,015

Senior Unsecured Notes
February 2029 Senior Unsecured Notes	$—	$—	$—	$34,500	$34,500
May 2029 Senior Unsecured Notes	—	—	—	65,000	65,000
Total Senior Unsecured Notes	$—	$—	$—	$99,500	$99,500
(1)The borrowers for the Company’s Legacy WMC Commercial Loans are in maturity default as of June 30, 2026. In March 2026, the Company extended the maturity of its financing arrangement collateralized by Legacy WMC Commercial Loans to September 19, 2026. All proceeds from asset paydowns or sales will be applied to reduce the outstanding balance.

Counterparties

The Company had outstanding financing arrangements with six counterparties as of June 30, 2026 and December 31, 2025.

The following table presents information as of June 30, 2026 and December 31, 2025 with respect to each counterparty that provides the Company with financing for which the Company had greater than 5% of its stockholders’ equity at risk, excluding stockholders’ equity at risk under financing through affiliated entities ($ in thousands).

	June 30, 2026			December 31, 2025
Counterparty	Stockholders' Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity	Stockholders' Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity
BofA Securities, Inc.	$171,549	63	31.4%	$150,267	68	26.8%
Goldman Sachs Bank USA	128,990	172	23.6%	153,393	103	27.4%
Barclays Capital Inc.	65,131	207	11.9%	80,721	73	14.4%
JP Morgan Securities, LLC	41,487	62	7.6%	29,992	31	5.3%
Atlas Securitized Products, L.P.	29,333	81	5.4%	(1)	(1)	(1)
(1)As of December 31, 2025, the Company had less than 5% of its equity at risk under financing arrangements with Atlas Securitized Products, L.P.

Financial Covenants

The Company’s financing arrangements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each financing arrangement, typical supplemental terms include requirements of minimum equity and liquidity, leverage ratios, and performance triggers. In

TPG Mortgage Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2026
addition, some of the financing arrangements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that the Company fails to comply with the covenants contained in these financing arrangements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the associated agreement. Financings pursuant to financing arrangements are generally recourse to the Company. As of June 30, 2026, the Company is in compliance with all of its financial covenants.

7. Other assets and liabilities

The following table details certain information related to the Company's "Other assets" and "Other liabilities" line items on its consolidated balance sheets as of June 30, 2026 and December 31, 2025 (in thousands).

	June 30, 2026	December 31, 2025
Other assets
Interest receivable	$43,567	$47,868
Real estate owned	11,174	7,398
Derivative assets, at fair value	151	149
Other assets	3,557	2,253
Due from broker	—	1,232
Total Other assets	$58,449	$58,900

Other liabilities
Due to affiliates (1)	$4,229	$4,580
Interest payable	31,657	34,385
Accrued expenses	2,668	1,836
Due to broker	107	1,655
Taxes payable	176	264
Total Other liabilities	$38,837	$42,720
(1)Refer to Note 10 for more information.

Derivatives

The following table presents information related to the Company's derivatives and other instruments and their balance sheet location as of June 30, 2026 and December 31, 2025 (in thousands).

	Balance Sheet Location	June 30, 2026		December 31, 2025
Derivatives and Other Instruments (1)		Notional	Fair Value	Notional	Fair Value
Pay Fix/Receive Float Interest Rate Swap Agreements (2) (3)	Other assets	$390,560	$151	$283,500	$149
Pay Fix/Receive Float Interest Rate Swap Agreements (2) (3)	Other liabilities	71,000	—	89,060	—
Forward Purchase Commitments	Other assets	—	—	475	—
(1)As of June 30, 2026 and December 31, 2025, no derivatives held by the Company were designated as hedges for accounting purposes.
(2)As of June 30, 2026, the Company applied a reduction in fair value of $9.8 million and $0.1 million to its interest rate swap assets and liabilities, respectively, related to variation margin with a corresponding increase or decrease in restricted cash. As of December 31, 2025, the Company applied a reduction in fair value of $5.3 million and $1.2 million to its interest rate swap assets and liabilities, respectively, related to variation margin with a corresponding increase or decrease in restricted cash.
(3)As of June 30, 2026, the Company's pay fix/receive float interest rate swaps had a weighted average pay-fixed rate of 3.40%, a weighted average receive-variable rate of 3.68%, and a weighted average years to maturity of 3.96 years. As of December 31, 2025, the Company's pay fix/receive float interest rate swaps had a weighted average pay-fixed rate of 3.30%, a weighted average receive-variable rate of 3.87%, and a weighted average years to maturity of 4.29 years.

Derivative and other instruments eligible for offset are presented gross on the consolidated balance sheets as of June 30, 2026 and December 31, 2025, if applicable. The Company has not offset or netted any derivatives or other instruments with any financial instruments or cash collateral posted or received.

TPG Mortgage Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2026
The Company must post cash or securities as collateral on its derivative instruments when their fair value declines. This typically occurs when prevailing market rates change adversely, with the severity of the change also dependent on the term of the derivatives involved. The posting of collateral is generally bilateral, meaning that if the fair value of the Company’s derivatives increases, its counterparty must post collateral. As of June 30, 2026, the Company's restricted cash balance included $11.4 million of collateral related to certain derivatives, of which $1.7 million represents cash collateral posted by the Company and $9.7 million represents amounts related to variation margin. As of December 31, 2025, the Company's restricted cash balance included $9.6 million of collateral related to certain derivatives, of which $5.5 million represents cash collateral posted by the Company and $4.1 million represents amounts related to variation margin.

The following table summarizes total income related to derivatives and other instruments for the three and six months ended June 30, 2026 and 2025 (in thousands).

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Included within Net interest component of interest rate swaps
Interest Rate Swaps	$296	$821	$698	$1,558

Included within Net unrealized gain/(loss)
Interest Rate Swaps	4,259	(194)	6,117	(6,730)
Forward Purchase Commitments	—	36	—	168
	4,259	(158)	6,117	(6,562)
Included within Net realized gain/(loss)
Interest Rate Swaps	—	(3,350)	54	(2,568)
Short TBAs	—	662	—	662
Forward Purchase Commitments	—	—	2	(40)
	—	(2,688)	56	(1,946)
Total income/(loss)	$4,555	$(2,025)	$6,871	$(6,950)

Derivative Activity

The following table presents information about the Company’s derivatives for the three and six months ended June 30, 2026 and 2025 (in thousands).

	Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Notional Amount	Derivative Asset	Derivative Liability
Three Months Ended June 30, 2026
Interest Rate Swaps	$404,560	$57,000	$—	$461,560	$151	$—
Three Months Ended June 30, 2025
Interest Rate Swaps	$332,500	$296,500	$(284,000)	$345,000	$—	$(100)
Short TBAs	—	300,000	(495,000)	(195,000)	—	—
Six Months Ended June 30, 2026
Interest Rate Swaps	$372,560	$122,000	$(33,000)	$461,560	$151	$—
Six Months Ended June 30, 2025
Interest Rate Swaps	$342,550	$399,500	$(397,050)	$345,000	$—	$(100)
Short TBAs	—	300,000	(495,000)	(195,000)	—	—

TPG Mortgage Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2026
8. Earnings per share

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share for the three and six months ended June 30, 2026 and 2025 (in thousands, except per share data).

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Numerator:
Net Income/(Loss)	$14,269	$3,945	$10,707	$15,422
Dividends on preferred stock	5,177	5,321	10,330	10,625
Net Income/(Loss) Available to Common Stockholders	$9,092	$(1,376)	$377	$4,797

Denominator:
Basic weighted average common shares outstanding	31,786	29,686	31,762	29,672
Dilutive effect of restricted stock units (1)	17	—	17	25
Diluted weighted average common shares outstanding	31,803	29,686	31,779	29,697

Earnings/(Loss) Per Share
Basic	$0.29	$(0.05)	$0.01	$0.16
Diluted	$0.29	$(0.05)	$0.01	$0.16
(1)Restricted stock units issued to certain directors of 20 thousand were excluded from the computation of diluted earnings per share because its effect would be anti-dilutive for the three months ended June 30, 2025.

Dividends

The following tables detail the Company's common stock dividends declared during the six months ended June 30, 2026 and 2025.

Six Months Ended June 30, 2026				Six Months Ended June 30, 2025
Declaration Date	Record Date	Payment Date	Cash Dividend Per Share	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
3/16/2026	3/31/2026	4/30/2026	$0.24	3/17/2025	3/31/2025	4/30/2025	$0.20
6/16/2026	6/30/2026	7/31/2026	0.24	6/17/2025	6/30/2025	7/31/2025	0.21
Total			$0.48	Total			$0.41

The following tables detail the Company's preferred stock dividends declared and paid during the six months ended June 30, 2026 and 2025.

2026			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	8.25% Series A	8.00% Series B	8.000% Series C
2/13/2026	2/27/2026	3/17/2026	$0.51563	$0.50	$0.652391
4/27/2026	5/29/2026	6/17/2026	0.51563	0.50	0.665952
Total			$1.03126	$1.00	$1.318343

2025			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	8.25% Series A	8.00% Series B	8.000% Series C
2/14/2025	2/28/2025	3/17/2025	$0.51563	$0.50	$0.693062
5/5/2025	5/30/2025	6/17/2025	0.51563	0.50	0.704864
Total			$1.03126	$1.00	$1.397926

TPG Mortgage Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2026
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

Excise Tax

Excise tax represents a non-deductible 4% tax on the required amount of the Company’s ordinary income and net capital gains not distributed during the year. The expense is calculated in accordance with applicable tax regulations. The below table details excise tax expense for the three and six months ended June 30, 2026 and 2025, which is recorded in the “Non-investment related expenses” line item on the consolidated statement of operations (in thousands).

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Excise tax expense (1)	$—	$(46)	$—	$43
(1) During the three and six months ended June 30, 2025, the Company recorded a receivable of $0.1 million related to an excise tax refund in the “Other assets” line item on the consolidated balance sheets.

REIT Net Operating Loss and Net Capital Loss Carryforwards

In connection with the WMC acquisition, the Company obtained federal net operating loss ("NOL") carryforwards of $321.6 million, of which $223.8 million do not have an expiration date and can be carried forward indefinitely. However, the Company’s use of the NOLs obtained in the WMC acquisition is limited under Section 382 of the Internal Revenue Code. As of June 30, 2026 and December 31, 2025, the remaining NOL carryforwards obtained in the WMC acquisition was $317.3 million.

As of June 30, 2026 and December 31, 2025, the Company had estimated net capital loss ("NCL") carryforwards of $64.0 million and $63.9 million, respectively. These NCL carryforwards (which exclude NCLs acquired from WMC) can be utilized to offset future net gains from the sale of capital assets. NCL carryforwards of $225.7 million were generated during the year ended December 31, 2020 and any unutilized NCL carryforwards expired on December 31, 2025.

In connection with the WMC acquisition, the Company obtained NCL carryforwards. As of June 30, 2026 and December 31, 2025, these estimated NCL carryforwards were $154.3 million and $153.9 million, respectively. These NCL carryforwards will expire between 2026 and 2030. However, the Company’s use of these NCLs is limited under Sections 382 and 383 of the Internal Revenue Code.

Taxable REIT Subsidiaries

The Company elected to treat certain domestic subsidiaries as taxable REIT subsidiaries ("TRSs"). The Company’s financial results are generally not expected to reflect provisions for current or deferred income taxes, except for any activities conducted through one or more TRSs that are subject to corporate income taxation. Currently, the Company has wholly owned domestic TRSs that are taxable as corporations and subject to U.S. federal, state, and local income tax on net income at the applicable corporate rates. The federal statutory rate for the three and six months ended June 30, 2026 and 2025 was 21%. The Company’s effective tax rate differs from its combined U.S. federal, state, and local corporate statutory tax rate primarily due to income earned at the REIT, which is not subject to tax due to the deduction for qualifying distributions made by the Company, and any change in the valuation allowance as disclosed in further detail below. The tax expense attributable to its TRSs is recorded in the "Income tax expense" line item on the consolidated statement of operations. The below table details the tax expense attributable to its TRSs for the three and six months ended June 30, 2026 and 2025 (in thousands).

TPG Mortgage Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2026

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Federal	$87	$—	$169	$—
State and Local	101	26	201	54
Income Tax Expense	$188	$26	$370	$54

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax reporting purposes at the TRS level. As of June 30, 2026 and December 31, 2025, the Company recorded a deferred tax asset of approximately $28.2 million and $28.5 million, respectively. The NOL carryforwards as of December 31, 2025 can be carried forward indefinitely. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences become deductible. The Company concluded it is more likely than not the deferred tax asset will not be realized and established a valuation allowance of $28.2 million and $28.5 million as of June 30, 2026 and December 31, 2025.

Uncertain Income Tax Positions

Based on its analysis of any potential uncertain income tax positions, the Company concluded it did not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of June 30, 2026 and December 31, 2025. The Company’s and WMC's federal income tax returns for the last three tax years are open to examination by the Internal Revenue Service. There are no ongoing U.S. federal, state or local tax examinations related to the Company. In the event that the Company incurs income tax related interest and penalties, its policy is to classify them as a component of provision for income taxes. The Company did not incur any material interest or penalties during the three and six months ended June 30, 2026 and 2025.

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

TPG Mortgage Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2026
The below table details the management fees incurred during the three and six months ended June 30, 2026 and 2025 (in thousands).

	Three Months Ended		Six Months Ended
Consolidated statements of operations line item:	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Management fee to affiliate	$2,311	$2,301	$4,630	$4,628

As of June 30, 2026 and December 31, 2025, the Company recorded management fees payable of $2.3 million and $2.3 million, respectively. The management fee payable is included within the "Due to affiliates" item within the "Other liabilities" line item on the consolidated balance sheets.

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

During the three and six months ended June 30, 2026 and 2025, the Company did not incur any incentive fee expense.

Termination fee

Upon the occurrence of (i) the Company’s termination of the management agreement without cause or (ii) the Manager’s termination of the management agreement upon a breach by the Company of any material term of the management agreement, the Manager will be entitled to a termination fee equal to three times the average annual management fee during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter. As of June 30, 2026 and December 31, 2025, no event of termination of the management agreement had occurred.

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

TPG Mortgage Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2026
The below table details the expense reimbursement incurred during the three and six months ended June 30, 2026 and 2025 (in thousands).

	Three Months Ended		Six Months Ended
Consolidated statements of operations line item:	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Non-investment related expenses	$1,183	$1,304	$2,629	$3,143
Investment related expenses	216	95	358	295
Transaction related expenses	73	109	148	369
Expense reimbursements to Manager or its affiliates	$1,472	$1,508	$3,135	$3,807

As of June 30, 2026 and December 31, 2025, the Company recorded a reimbursement payable to the Manager or its affiliates of $1.8 million and $2.1 million, respectively. The reimbursement payable to the Manager or its affiliates is included within the "Due to affiliates" line item within the "Other liabilities" line item on the consolidated balance sheets.

Investments in debt and equity of affiliates

The Company invests in credit sensitive residential assets through affiliated entities which hold an ownership interest in the assets. The Company is one investor, amongst other investors managed by affiliates of TPG, in such entities and has applied the equity method of accounting for such investments.

Arc Home

On December 9, 2015, the Company, alongside private funds managed by TPG or its affiliates, through AG Arc LLC ("AG Arc") formed Arc Home. As of June 30, 2026 and December 31, 2025, the Company had an approximate 66.0% interest in AG Arc. Arc Home is a multi-channel licensed mortgage originator and servicer primarily engaged in the business of originating and selling residential mortgage loans while retaining the mortgage servicing rights associated with certain loans that it originates. Arc Home is led by an external management team. The Company elected the fair value option with respect to its investment in AG Arc pursuant to ASC 825. The Company elected to treat its investment in AG Arc as a taxable REIT subsidiary.

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

TPG Mortgage Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2026
Summary of investments in debt and equity of affiliates and related earnings

The below table summarizes the components of the "Investments in debt and equity of affiliates" line item on the Company's consolidated balance sheets as of June 30, 2026 and December 31, 2025 (in thousands).

	June 30, 2026			December 31, 2025
	Assets	Liabilities	Equity	Assets	Liabilities	Equity
Non-QM Securities (1)	$7,828	$—	$7,828	$9,439	$—	$9,439
Re/Non-Performing Securities	517	—	517	599	—	599
Total Residential Investments	8,345	—	8,345	10,038	—	10,038
AG Arc, at fair value (2)	46,435	—	46,435	50,016	—	50,016
Cash and Other assets/(liabilities)	242	(17)	225	1,291	(12)	1,279
Investments in debt and equity of affiliates	$55,022	$(17)	$55,005	$61,345	$(12)	$61,333
(1)As of June 30, 2026 and December 31, 2025, MATH, through its wholly owned subsidiary MATT, only holds risk-retention tranches from past securitizations which continue to pay down and the Company does not expect MATT to acquire additional investments.
(2)During the three months ended June 30, 2026, AG Arc distributed $10.0 million to the Company and private funds managed by TPG or its affiliates, of which the Company received $6.6 million representing its interest of approximately 66.0% in AG Arc.

The below table reconciles the net income/(loss) to the "Equity in earnings/(loss) from affiliates" line item on the Company's consolidated statements of operations for the three and six months ended June 30, 2026 and 2025 (in thousands).

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Non-QM Securities	$(444)	$268	$(718)	$197
Re/Non-Performing Securities	(2)	—	(40)	(120)
AG Arc (1)(2)	715	(37)	3,027	1,339
Equity in earnings/(loss) from affiliates	$269	$231	$2,269	$1,416
(1)Earnings/(loss) recognized by AG Arc do not include the Company's portion of gains or losses recorded by Arc Home in connection with the sale of residential mortgage loans to the Company. Refer to "Transactions with Arc Home" below for more information on this accounting policy.
(2)As of June 30, 2026 and 2025, the Company had an approximate 66.0% and 44.6% interest in AG Arc, respectively.

Transactions with affiliates

Transactions with Red Creek Asset Management LLC

In connection with the Company’s investments in residential mortgage loans, the Company engages asset managers to provide advisory, consultation, asset management, and other services. The Company engaged Red Creek Asset Management LLC (the "Asset Manager"), a related party of the Manager and subsidiary of TPG, as the asset manager for certain of its residential mortgage loans. The Company pays the Asset Manager asset management fees which are assessed periodically by a third-party valuation firm. The below details the fees paid by the Company to the Asset Manager during the three and six months ended June 30, 2026 and 2025 (in thousands).

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Fees paid to Asset Manager	$527	$533	$1,077	$1,173

As of June 30, 2026 and December 31, 2025, the Company recorded asset management fees payable of $0.2 million and $0.2 million, respectively. Asset management fees payable are included within the "Due to affiliates" line item within the "Other liabilities" line item on the consolidated balance sheets.

TPG Mortgage Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2026
Transactions with Arc Home

Arc Home may sell loans to the Company, third-parties, or affiliates of the Manager. The below table details the unpaid principal balance of residential mortgage loans sold to the Company during the three and six months ended June 30, 2026 and 2025 (in thousands).

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Residential mortgage loans sold by Arc Home to the Company	$—	$—	$475	$60,957

In connection with the sale of loans from Arc Home to the Company, the Company eliminates any intra-entity profits or losses typically recognized through the "Equity in earnings/(loss) from affiliates" line item on the Company's consolidated statement of operations and adjusts the cost basis of the underlying loans resulting in unrealized gains or losses on the underlying loans. The table below summarizes intra-entity profits eliminated during the three and six months ended June 30, 2026 and 2025 (in thousands).

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Intra-Entity Profits Eliminated	$—	$—	$6	$88

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

TPG Mortgage Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2026
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

Securitization Transactions with TPG Managed Funds

The Company acted as a co-sponsor of rated securitizations alongside private funds managed by TPG. As the co-sponsor, the Company purchased and simultaneously contributed loans into the securitizations. To comply with risk retention rules, the Company retained an "eligible vertical interest," which consists of at least 5% of each class of securities issued in the securitizations and represents the Company’s continuing involvement in these securitization trusts. The remaining tranches were sold to third parties and certain private funds managed by TPG. The below provides detail on these securitizations ($ in millions).

Date	Collateral Type	Unpaid Principal Balance	Fair Value of Retained Non-Agency RMBS
April 2026	Non-QM Loans	$429.6	$21.2
May 2026	Non-QM Loans	333.4	16.5

11. Equity

Stock repurchase programs

On August 3, 2022, the Company's Board of Directors authorized a stock repurchase program (the "2022 Repurchase Program") to repurchase up to $15.0 million of the Company’s outstanding common stock. The 2022 Repurchase Program does not have an expiration date and permits the Company to repurchase its shares through various methods, including open market repurchases, privately negotiated block transactions and Rule 10b5-1 plans. The Company may repurchase shares of its common stock from time to time in compliance with SEC regulations and other legal requirements. The extent to which the Company repurchases its shares, and the timing, manner, price, and amount of any such repurchases, will depend upon a variety of factors including market conditions and other corporate considerations as determined by the Company’s management, as well as the limits of the 2022 Repurchase Program and the Company's liquidity and business strategy. The 2022 Repurchase Program does not obligate the Company to acquire any particular amount of shares and may be modified or discontinued at any time. As of June 30, 2026, approximately $1.5 million of common stock remained authorized for future share repurchases under the 2022 Repurchase Program. The Company did not repurchase common stock during the three and six months ended June 30, 2026 and 2025.

On May 4, 2023, the Company's Board of Directors authorized a stock repurchase program (the "2023 Repurchase Program") to repurchase up to $15.0 million of the Company’s outstanding common stock on substantially the same terms as the 2022 Repurchase Program. As of June 30, 2026, the full $15.0 million authorized amount remains available for repurchase under the 2023 Repurchase Program. This authorization is in addition to the amount remaining under the 2022 Repurchase Program.

TPG Mortgage Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2026
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

Since inception of the 2025 Equity Incentive Plan and through June 30, 2026, the Company has granted an aggregate 103,604 shares of restricted common stock and 1,787 dividend equivalent units to its independent directors, all of which have vested. As of June 30, 2026, there were 915,390 remaining shares available to be issued under the 2025 Equity Incentive Plan.

As of June 30, 2026, the Company has 12,981 restricted stock units and 3,836 associated dividend equivalent units outstanding, all of which are fully vested and held by one of the Company’s independent directors. These units will be settled on a one-for-one basis in shares of the Company's common stock upon the director's separation from service with the Company.

Manager Equity Incentive Plans

Following approval of the Company's stockholders at its 2021 annual meeting of stockholders, the AG Mortgage Investment Trust, Inc. 2021 Manager Equity Incentive Plan (the "2021 Manager Plan") became effective on April 7, 2021 and provides for a maximum of 573,425 shares of common stock that may be subject to awards thereunder to the Manager. As of June 30, 2026, there were no shares or awards issued under the 2021 Manager Plan. Following the execution of the Third Amendment to the management agreement in November 2021 related to the incentive fee, the Company's compensation committee no longer expects to continue its historical practice of making periodic equity grants to the Manager pursuant to the 2021 Manager Plan.

Equity distribution agreements

The Company has entered into separate equity distribution agreements (the "2024 Equity Distribution Agreements") with each of BTIG, LLC, JonesTrading Institutional Services LLC, Keefe, Bruyette & Woods, Inc. and Piper Sandler & Co. (collectively, the "2024 Sales Agents"), pursuant to which the Company may sell up to $75.0 million aggregate offering price of shares of its common stock from time to time through an "at-the-market" equity offering program under which the 2024 Sales Agents will act as sales agent. The Company did not issue any shares of common stock under its 2024 Equity Distribution Agreements during the three and six months ended June 30, 2026 and 2025.

Shelf registration statement

On March 26, 2024, the Company filed a new shelf registration statement, registering up to $1.0 billion of its securities, including capital stock (the "2024 Registration Statement"). The 2024 Registration Statement was declared effective on April 9,

TPG Mortgage Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2026
2024 and will generally remain effective for three years. Upon effectiveness of the 2024 Registration Statement, the Company's previous S-3 registration statement filed in 2021 was terminated.

Acquisition of additional interest in AG Arc

On August 1, 2025, in connection with the acquisition of an additional 21.4% interest in AG Arc, the Company issued 2,027,676 restricted shares of the Company’s common stock (the “Holder Shares”) to certain funds managed by an affiliate of TPG (the “Holders”) as consideration. Refer to Note 10 for additional information. Pursuant to the registration rights agreement the Company entered into with the Holders, in August 2025, the Company filed a resale shelf registration statement on Form S-3 registering the resale of all the Holder Shares, which was declared effective by the Securities and Exchange Commission in August 2025. As June 30, 2026, the Holders no longer hold any shares of the Company’s common stock.

Preferred stock

The Company is authorized to designate and issue up to 50.0 million shares of preferred stock, par value $0.01 per share, in one or more classes or series. As of June 30, 2026 and December 31, 2025, there were 1.7 million, 3.7 million, and 3.7 million of Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock, respectively, issued and outstanding.

The following table includes a summary of preferred stock issued and outstanding as of June 30, 2026 ($ and shares in thousands).

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

TPG Mortgage Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2026
12. Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2026, the Company was not involved in any material legal proceedings.

The below table details the Company's outstanding commitments as of June 30, 2026 (in thousands).

Commitment type	Date of Commitment	Total Commitment	Funded Commitment	Remaining Commitment
Home Equity Loans (1)	Various	$243,298	$225,684	$17,614
(1)Represents the undrawn portion of a borrowers' home equity line of credit for which the Company may be required to fund including $12.0 million, $4.2 million, and $1.4 million related to "Residential mortgage loans, at fair value," "Real estate securities, at fair value," and "Securitized residential mortgage loans, at fair value," respectively.

13. Segment Reporting

As of June 30, 2026, the Company's reportable segments include (i) Loans and Securities and (ii) Arc Home. Segment information for prior periods has been updated to conform to the current year presentation.

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

TPG Mortgage Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2026

Reportable Segments

The following tables present the reportable operating segments related to the Company’s results of operations for the three and six months ended June 30, 2026 and 2025 (in thousands).

	Three Months Ended June 30, 2026
	Loans and Securities	Arc Home (1) (2)	Other	Total
Interest income	$123,746	$—	$409	$124,155
Interest expense	101,346	—	2,566	103,912
Total Net Interest Income	22,400	—	(2,157)	20,243

Total Other Income/(Loss)	2,874	—	—	2,874

Management fee to affiliate	—	—	2,311	2,311
Non-investment related expenses	—	—	2,306	2,306
Investment related expenses	4,220	—	—	4,220
Transaction related expenses	95	—	(3)	92
Total Expenses	4,315	—	4,614	8,929

Income/(loss) before equity in earnings/(loss) from affiliates	20,959	—	(6,771)	14,188
Equity in earnings/(loss) from affiliates	(446)	715	—	269
Income/(loss) before income taxes	20,513	715	(6,771)	14,457
Income tax expense	188	—	—	188
Net Income/(Loss)	20,325	715	(6,771)	14,269
Dividends on preferred stock	—	—	5,177	5,177
Net Income/(Loss) Available to Common Stockholders	$20,325	$715	$(11,948)	$9,092

	Three Months Ended June 30, 2025
	Loans and Securities	Arc Home (1) (2)	Other	Total
Interest income	$109,986	$—	$879	$110,865
Interest expense	90,568	—	2,545	93,113
Total Net Interest Income	19,418	—	(1,666)	17,752

Total Other Income/(Loss)	(2,713)	—	—	(2,713)

Management fee to affiliate	—	—	2,301	2,301
Non-investment related expenses	—	—	2,507	2,507
Investment related expenses	3,473	—	—	3,473
Transaction related expenses	3,018	—	—	3,018
Total Expenses	6,491	—	4,808	11,299

Income/(loss) before equity in earnings/(loss) from affiliates	10,214	—	(6,474)	3,740
Equity in earnings/(loss) from affiliates	268	(37)	—	231
Income/(loss) before income taxes	10,482	(37)	(6,474)	3,971
Income tax expense	26	—	—	26
Net Income/(Loss)	10,456	(37)	(6,474)	3,945
Dividends on preferred stock	—	—	5,321	5,321
Net Income/(Loss) Available to Common Stockholders	$10,456	$(37)	$(11,795)	$(1,376)

TPG Mortgage Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2026

	Six Months Ended June 30, 2026
	Loans and Securities	Arc Home (1) (2)	Other	Total
Interest income	$253,159	$—	$804	$253,963
Interest expense	207,951	—	5,126	213,077
Total Net Interest Income	45,208	—	(4,322)	40,886

Total Other Income/(Loss)	(13,302)	—	—	(13,302)

Management fee to affiliate	—	—	4,630	4,630
Non-investment related expenses	—	—	4,962	4,962
Investment related expenses	8,518	—	—	8,518
Transaction related expenses	469	—	197	666
Total Expenses	8,987	—	9,789	18,776

Income/(loss) before equity in earnings/(loss) from affiliates	22,919	—	(14,111)	8,808
Equity in earnings/(loss) from affiliates	(758)	3,027	—	2,269
Income/(loss) before income taxes	22,161	3,027	(14,111)	11,077
Income tax expense	370	—	—	370
Net Income/(Loss)	21,791	3,027	(14,111)	10,707
Dividends on preferred stock	—	—	10,330	10,330
Net Income/(Loss) Available to Common Stockholders	$21,791	$3,027	$(24,441)	$377

	Six Months Ended June 30, 2025
	Loans and Securities	Arc Home (1) (2)	Other	Total

Interest income	$218,038	$—	$1,957	$219,995
Interest expense	178,309	—	5,085	183,394
Total Net Interest Income	39,729	—	(3,128)	36,601

Total Other Income/(Loss)	(1,164)	—	—	(1,164)

Management fee to affiliate	—	—	4,628	4,628
Non-investment related expenses	—	—	5,787	5,787
Investment related expenses	6,883	—	—	6,883
Transaction related expenses	4,079	—	—	4,079
Total Expenses	10,962	—	10,415	21,377

Income/(loss) before equity in earnings/(loss) from affiliates	27,603	—	(13,543)	14,060
Equity in earnings/(loss) from affiliates	77	1,339	—	1,416
Income/(loss) before income taxes	27,680	1,339	(13,543)	15,476
Income tax expense	54	—	—	54
Net Income/(Loss)	27,626	1,339	(13,543)	15,422
Dividends on preferred stock	—	—	10,625	10,625
Net Income/(Loss) Available to Common Stockholders	$27,626	$1,339	$(24,168)	$4,797
(1)Net Income/(loss) recognized by AG Arc does not include the Company's portion of gains or losses recorded by Arc Home in connection with the sale of residential mortgage loans to the Company. Refer to Note 10 for more information on this accounting policy.
(2)During the three months ended June 30, 2026, the Company recorded an unrealized gain/(loss) on its investment in AG Arc of $(0.3) million. During the three months ended June 30, 2025, the Company did not record any unrealized gain/(loss) during the period. For the six months ended June 30, 2026 and 2025, the Company recorded an unrealized gain/(loss) on its investment in AG Arc of $0.9 million and $1.4 million, respectively.

TPG Mortgage Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2026

The following table presents the Company's assets, liabilities, and stockholders' equity by reportable segment as of June 30, 2026 and December 31, 2025, which reconciles to the total assets, liabilities, and stockholders' equity of the Company on a consolidated basis (in thousands).

	Loans and Securities	Arc Home	Other	Total
June 30, 2026
Total Assets	$7,825,705	$46,435	$63,444	$7,935,584
Total Liabilities	7,278,814	—	110,766	7,389,580
Total Stockholders' Equity	546,891	46,435	(47,322)	546,004

December 31, 2025
Total Assets	$8,600,220	$50,016	$61,294	$8,711,530
Total Liabilities	8,039,534	—	111,262	8,150,796
Total Stockholders' Equity	560,686	50,016	(49,968)	560,734

14. Subsequent Events

The Company announced that on July 30, 2026, its Board of Directors declared second quarter 2026 preferred stock dividends on its Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock in the amount of $0.51563, $0.50 and $0.664786 per share, respectively. The dividends will be paid on September 17, 2026 to holders of record on August 31, 2026.

Proposed Cherry Hill Mortgage Investment Corporation Merger

As previously announced, the Company entered into an Agreement and Plan of Merger, dated as of August 9, 2026 (the “Merger Agreement”), with Cherry Hill Mortgage Investment Corporation, a Maryland corporation (“CHMI”), Cherry Hill Operating Partnership, LP, a Delaware limited partnership, MIT Merger Sub II, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“Merger Sub”), and, solely for the limited purposes set forth in the Merger Agreement, the Manager. Pursuant to, and subject to the terms and conditions set forth in, the Merger Agreement, CHMI will merge with and into Merger Sub, with Merger Sub surviving (the “Merger”).

Under the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each outstanding share of CHMI common stock will be converted into the right to receive the following (the “Per Share Merger Consideration”): (1)(a) 0.3063 shares of the Company’s common stock pursuant to a fixed exchange ratio and (b) $0.41 per share in cash, without interest, from the Company; and (2) $0.52 per share in cash from the Manager (acting solely on its own behalf), as additional consideration. In addition, each share of CHMI 8.20% Series A Cumulative Redeemable Preferred Stock outstanding immediately prior to the Effective Time shall be converted into the right to receive one newly issued share of MITT 8.20% Series D Cumulative Redeemable Preferred Stock (“MITT Series D Preferred Stock”). Also, each share of CHMI 8.250% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock outstanding immediately prior to the Effective Time shall automatically be converted into the right to receive one newly issued share of MITT Series E Floating Rate Cumulative Redeemable Preferred Stock (“MITT Series E Preferred Stock”). The MITT Series D Preferred Stock and MITT Series E Preferred Stock shall have the rights, preferences, privileges and voting powers substantially the same as those of the CHMI Series A Preferred Stock and CHMI Series B Preferred Stock, respectively.

In the Merger Agreement, the Company has agreed to take all necessary corporate action so that upon and after the Effective Time, the size of the Company’s board of directors is increased by two members, and the members of the CHMI board of directors designated by CHMI to serve on the Company’s board of directors (“CHMI Director Designees”) are appointed to the Company’s board of directors. The Company has further agreed to nominate the CHMI Director Designees to the Company’s board of directors at the next annual meeting following the Effective Time.

The Merger is expected to close in the fourth quarter of 2026, subject to the respective approvals by the Company's stockholders and CHMI’s stockholders and other customary closing conditions set forth in the Merger Agreement.

In connection with the execution of the Merger Agreement, AG MIT, LLC, a subsidiary of the Company, also entered into a Voting and Support Agreement with CHMI (the “Voting Agreement”). Pursuant to the Voting Agreement, among other things,

TPG Mortgage Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2026
AG MIT, LLC agreed to vote all shares of CHMI common stock owned of record or beneficially held by AG MIT, LLC, consisting of 734,800 shares, in favor of the approval of the Merger Agreement and the Merger, subject to the terms thereof.

Contemporaneously with the execution of the Merger Agreement, and in consideration of the Manager’s approximate $20 million cash payment to CHMI stockholders in the Merger, the Company and the Manager entered into an amendment (the “MITT Management Agreement Amendment”) to the existing MITT Management Agreement, as amended on April 6, 2020, September 24, 2020, November 22, 2021, and August 8, 2023 (as amended, the “Existing MITT Management Agreement”). The MITT Management Agreement Amendment will become effective automatically upon the closing of the Merger, and will have no force and effect if the Merger does not close. The MITT Management Agreement Amendment makes certain changes to the Existing MITT Management Agreement, including, (i) updating the calculation of the “Equity Hurdle Base” to be based on the Company’s book value immediately after the Effective Time, (ii) updating the income component of the incentive fee from “Adjusted Net Income” to “Earnings Available for Distribution”, (iii) updating the calculation mechanics of the incentive fee to a rolling four quarter basis, (iv) providing that no incentive fee shall be payable with respect to any calendar quarter unless Earnings Available for Distribution for the twelve most recently completed calendar quarters is greater than zero, (v) that the termination fee will be three times the sum of the average annual base management fee and the average annual incentive fee during the prior 24-month period, and (vi) providing that the incentive fee will be calculated quarterly and payable annually. The incentive fee will continue to be payable in cash, or, at the option of the Company’s board of directors, shares of the Company’s common stock or a combination of cash and shares, provided that no more than 50% of the incentive fee may be paid in shares of the Company’s common stock without the Manager’s consent.

All other terms and conditions of the Existing MITT Management Agreement remain substantially the same.

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
•our ability to qualify for an exemption from registration under the Investment Company Act of 1940, as amended (the "Investment Company Act"); and
•our ability to successfully complete our proposed merger with Cherry Hill Mortgage Investment Corporation and/or realize all of the expected benefits or that such benefits may take longer to realize than expected (including because we incur significant costs associated with such merger).

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

Second Quarter 2026 Executive Summary

Financial Highlights

•$10.00 Book Value per share;
•$0.29 of Net Income/(Loss) Available to Common Stockholders per diluted common share and $0.24 of Earnings Available for Distribution ("EAD") per diluted common share;
◦Refer to the "Earnings Available for Distribution" section below for further details related to our reconciliation of Net Income/(Loss) Available to Common Stockholders to EAD;
•13.4x GAAP Leverage Ratio and 1.8x Economic Leverage Ratio; and
•$0.24 dividend per common share declared in the second quarter 2026.

Investment Activity

•The table below summarizes the fair value of purchases and proceeds from sales of investments during the quarter ended June 30, 2026 (in thousands).

Investment	Purchases	Sales
Non-Agency Loans	$—	$25,585
Re/Non-Performing Loans	—	746
Home Equity Loans	70,147	—
Non-Agency RMBS(1)	37,737	—
Agency RMBS	—	522
Total	$107,884	$26,853
(1)During the quarter, we partnered with private funds managed by TPG to execute two rated securitizations collateralized by $429.6 million and $333.4 million of Non-Agency Loans, respectively. As the co-sponsor, we retained an "eligible vertical interest" to comply with risk retention rules which consists of retaining at least 5% of each class of securities issued in the securitizations. Upon evaluating our retained interest in the securitization trusts, we determined we were not the primary beneficiary and, as a result, did not consolidate the securitization trusts, which resulted in us recording an investment in Non-Agency RMBS.

Financing Activity

•Pledged certain Home Equity Loans with a fair value of $63.5 million in which we have no outstanding financing but have $50 million of available financing which is contractually committed as of June 30, 2026; and
•Amended a financing arrangement to convert financing on our residential mortgage loans with a total borrowing capacity of $300 million from financing with mark-to-market margin calls to financing without mark-to-market margin calls.
Our company

We are a residential mortgage REIT with a focus on investing in a diversified risk-adjusted portfolio of residential mortgage-related assets in the U.S. mortgage market. Our objective is to provide attractive risk-adjusted returns to our stockholders over the long-term, primarily through dividends and capital appreciation.

We focus our investment activities primarily on acquiring and securitizing newly-originated residential mortgage loans within the non-agency segment of the housing market. We obtain our assets through Arc Home, LLC ("Arc Home"), our residential mortgage loan originator in which we own an approximate 66.0% interest as of June 30, 2026, and through other third-party origination partners. We finance our acquired loans through various financing lines on a short-term basis and utilize TPG's proprietary securitization platform to secure long-term, non-recourse, non-mark-to-market financing as market conditions permit. Through our ownership in Arc Home, we also have exposure to mortgage banking activities. Arc Home is a multi-channel licensed mortgage originator and servicer primarily engaged in the business of originating and selling residential mortgage loans while retaining the mortgage servicing rights associated with certain loans that it originates.

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

As of June 30, 2026, our investment portfolio consisted of the following Residential Investments and Agency RMBS:

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

Proposed Cherry Hill Mortgage Investment Corporation Merger

As previously announced, we entered into an Agreement and Plan of Merger, dated as of August 9, 2026 (the “Merger Agreement”), with Cherry Hill Mortgage Investment Corporation, a Maryland corporation (“CHMI”), Cherry Hill Operating Partnership, LP, a Delaware limited partnership, MIT Merger Sub II, LLC, a Delaware limited liability company and our wholly owned subsidiary (“Merger Sub”), and, solely for the limited purposes set forth in the Merger Agreement, our Manager. Pursuant to, and subject to the terms and conditions set forth in, the Merger Agreement, CHMI will merge with and into Merger Sub, with Merger Sub surviving (the “Merger”).

Under the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each outstanding share of CHMI common stock will be converted into the right to receive the following (the “Per Share Merger Consideration”): (1)(a) 0.3063 shares of our common stock pursuant to a fixed exchange ratio and (b) $0.41 per share in cash, without interest, from us; and (2) $0.52 per share in cash from our Manager (acting solely on its own behalf), as additional consideration. In addition, each share of CHMI 8.20% Series A Cumulative Redeemable Preferred Stock outstanding immediately prior to the Effective Time shall be converted into the right to receive one newly issued share of MITT 8.20% Series D Cumulative Redeemable Preferred Stock (“MITT Series D Preferred Stock”). Also, each share of CHMI 8.250% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock outstanding immediately prior to the Effective Time shall automatically be converted into the right to receive one newly issued share of MITT Series E Floating Rate Cumulative Redeemable Preferred Stock (“MITT Series E Preferred Stock”). The MITT Series D Preferred Stock and MITT Series E Preferred Stock shall have the rights, preferences, privileges and voting powers substantially the same as those of the CHMI Series A Preferred Stock and CHMI Series B Preferred Stock, respectively.

In the Merger Agreement, we have agreed to take all necessary corporate action so that upon and after the Effective Time, the size of our board of directors is increased by two members, and the members of the CHMI board of directors designated by CHMI to serve on our board of directors (“CHMI Director Designees”) are appointed to our board of directors. We have further agreed to nominate the CHMI Director Designees to the Company’s board of directors at the next annual meeting following the Effective Time.

The Merger is expected to close in the fourth quarter of 2026, subject to the respective approvals by our stockholders and CHMI’s stockholders and other customary closing conditions set forth in the Merger Agreement.

In connection with the execution of the Merger Agreement, AG MIT, LLC, one of our subsidiaries, also entered into a Voting and Support Agreement with CHMI (the “Voting Agreement”). Pursuant to the Voting Agreement, among other things, AG MIT, LLC agreed to vote all shares of CHMI common stock owned of record or beneficially held by AG MIT, LLC, consisting of 734,800 shares, in favor of the approval of the Merger Agreement and the Merger, subject to the terms thereof.

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

Market Conditions

During the second quarter of 2026, the Federal Reserve underwent a significant shift in leadership. On May 22, 2026, Kevin Warsh became the new Chairman of the Federal Reserve, succeeding Jerome Powell. Chairman Warsh has adopted an anti-inflationary posture, signaling a heightened commitment to returning inflation to the Federal Reserve’s 2% target after years of elevated levels. At the June 2026 Federal Open Market Committee meeting, the Committee held the federal funds target range steady at 3.50% to 3.75%, however transitioned from its previous patient approach in favor of a more hawkish outlook. Throughout the quarter, the labor market proved resilient as the unemployment rate fell to 4.2% in June, further complicating the disinflation narrative even as headline CPI slowed to 3.5%. Persistent geopolitical volatility added to inflation uncertainty as the war between the United States, Israel, and Iran failed to reach a lasting resolution.

By quarter end, market expectations for the Fed Funds rate experienced a significant repricing, shifting from anticipating rate cuts to implying nearly two hikes by year-end. The Treasury market responded with a move to higher nominal rates and a flatter yield curve. The yield on the 2-year U.S. Treasury note rose to 4.20% from 3.81% at the start of the quarter, while the 10-year Treasury yield increased to 4.47% from 4.32%. As a result, the spread between the 2-year and 10-year U.S. Treasuries compressed to approximately 27 basis points, down from 51 basis points at the end of the first quarter. Reflecting the rise in benchmark yields, the 30-year fixed mortgage rate continued to face upward pressure, ending the quarter at approximately 6.5%, further dampening mortgage application volumes and refinancing activity.

RMBS spreads tightened during the second quarter, bringing spreads overall tighter year-to-date. Non-QM spreads for AAA tranches were approximately 10 basis points tighter while the remaining rated tranches were between 20 to 60 basis points tighter during the quarter. Senior prime jumbo spreads were approximately 10 basis points tighter and other investment grade prime jumbo tranches tightened roughly 10 to 20 basis points. Investment grade closed-end second lien spreads were 15 to 25 basis points tighter throughout the capital structure.

Primary RMBS market activity slightly declined in the second quarter to $60 billion, a 5% quarterly decline however, a robust 16% annual increase. The run rate based on the pace of issuance during the first half of the year would bring annual issuance to approximately $250 billion which would exceed $210 billion in 2025. Issuance during the first six months of the year has already exceeded annual issuance in 2020 and is closing in on 2022, with the prior most active post-GFC issuance vintage being 2021 which totaled $219 billion. For the second quarter, the most active sector continues to be Non-QM at $28 billion, followed by Prime/Agency-Eligible at $14 billion and Home Equity at $8 billion. This quarter’s annual growth was largely driven by Non-QM, an increase of approximately $10 billion, and Home Equity, an increase of approximately $3.5 billion. Non-QM comprised the bulk of the second quarter’s activity at 47% with Prime/Agency-Eligible and Home Equity following at 24% and 13%, respectively. Securitizations of Re-performing loans and Non-performing loans were each 4% of the second quarter’s issuance and other sectors such as residential transition loans, also known as fix-and-flip loans, and single-family rental comprised the balance.

The S&P Cotality Case-Shiller U.S. National Home Price Index was 0.8% higher year-over-year in April 2026, the latest data available. The Index established a new peak that just eclipsed the previous set in June 2025. Regional price variations continued to exist, and on an annual basis, metros in the Northeast and Midwest continued to lead gains while regions in the Southeast, Texas and the Mountain West have been weaker. Chicago area home prices led annual gains at 5.8%. New York City followed at 5% with Cleveland and Detroit each higher by 4.1% and Boston rising 2.9%. On the other hand, regions in California were mixed, with Los Angeles and San Francisco increasing annually by 10 basis points and 30 basis points, respectively, and San Diego declining 60 basis points compared to April 2025. Denver and Dallas fell by 1.3% and 1.5%, respectively. In the Southeast, Atlanta fell 10 basis points while Miami and Tampa were 1.1% and 4.2% lower, respectively, compared to year-ago readings. Home price growth and available for-sale inventory have had a relatively strong inverse relationship as regions with inventory growth since baseline 2019 have had weaker home price gains, and vice versa.

According to the Freddie Mac Primary Mortgage Market Survey, prevailing mortgage rates increased from the low-to-mid 6% range in April to 6.5% by quarter end, and continued to trend upward through July 2026, reaching 6.6%. Conforming and jumbo loan interest rate locks have mirrored Freddie Mac’s survey rate, though jumbo locks have held higher than conforming and were as high as 6.8% in mid-July 2026. The increase in the rate on outstanding mortgage debt continued to stabilize, rising just another 4 basis points to 4.28% as of the first quarter of 2026, the latest data available, roughly 225 to 235 basis points lower than prevailing rates. This rate is almost 100 basis points higher than the low of 3.31% in the first quarter of 2022. While this suggests some thawing of the mortgage lock-in effect, or disincentive for existing homeowners to sell their homes because their current mortgage rate is well below current market rates, this rate has increased only 25 basis points from the start of the 2025, showing the stickiness of low-rate borrowers staying in place and reduced housing activity.

Total existing home inventory was relatively steady in the second quarter, seasonally rising from 1.5 million in April to 1.56 million in June, the latest data available, roughly in-line with year-ago levels. Existing home inventory in 2026 has been slightly higher than 2025. While running at the highest levels since 2020, averaging 1.3 to 1.6 million for most of this year and last year, these levels hardly breach the typical inventory levels of 1.5 to 2 million units from 2016 to 2019 and well below the range of 1.7 to 2.5 million units from 2000 to 2004, periods with a smaller count of U.S. households. When evaluating new listings, which are a timelier barometer of home sale activity, only 2.3 million new listings came to market in the first half of 2026, in line with the second half of 2024 and 2025. By comparison, new listings in the first half averaged nearly 3 million units during 2015 through 2022. Over the previous three years, this reduced level of activity produced an annual shortage of over 1 million new listings compared to annual activity in 2015 through 2019 as well as the pandemic-affected periods of 2020 through 2022, underscoring the limited supply theme.

Book value per share

The below table details book value per common share (in thousands, except per share data). Per share amounts for book value are calculated using all outstanding common shares in accordance with GAAP as of period end.

	June 30, 2026	December 31, 2025
Stockholders’ Equity	$546,004	$560,734
Less: Liquidation preference of preferred stock	(227,991)	(227,991)
Book Value	$318,013	$332,743
Common shares outstanding	31,803	31,744
Book value per common share	$10.00	$10.48

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

Three Months Ended June 30, 2026 compared to the Three Months Ended June 30, 2025

The table below presents certain information from our consolidated statements of operations for the three months ended June 30, 2026 and 2025 (in thousands).

	Three Months Ended
	June 30, 2026	June 30, 2025	Change
Statement of Operations Data:
Net Interest Income
Interest income	$124,155	$110,865	$13,290
Interest expense	103,912	93,113	10,799
Total Net Interest Income	20,243	17,752	2,491

Other Income/(Loss)
Net interest component of interest rate swaps	296	821	(525)
Net realized gain/(loss)	(1,844)	(3,494)	1,650
Net unrealized gain/(loss)	4,422	(40)	4,462
Total Other Income/(Loss)	2,874	(2,713)	5,587

Expenses
Management fee to affiliate	2,311	2,301	10
Non-investment related expenses	2,306	2,507	(201)
Investment related expenses	4,220	3,473	747
Transaction related expenses	92	3,018	(2,926)
Total Expenses	8,929	11,299	(2,370)

Income/(loss) before equity in earnings/(loss) from affiliates	14,188	3,740	10,448

Equity in earnings/(loss) from affiliates	269	231	38
Income/(Loss) before Income Taxes	14,457	3,971	10,486

Income tax expense	188	26	162
Net Income/(Loss)	14,269	3,945	10,324

Dividends on preferred stock	5,177	5,321	(144)

Net Income/(Loss) Available to Common Stockholders	$9,092	$(1,376)	$10,468

Interest income

Interest income is calculated using the effective interest method for our investment portfolio.

Interest income increased from the three months ended June 30, 2025 to the three months ended June 30, 2026 primarily due to a higher weighted average amortized cost of our investment portfolio as a result of purchases of residential mortgage loans and Non-Agency RMBS. The following table presents a summary of the weighted average amortized cost of and the weighted average yield on our investment portfolio ($ in millions).

	Three Months Ended
	June 30, 2026	June 30, 2025	Change
Weighted average amortized cost of our investment portfolio	$8,201	$7,365	$836
Weighted average yield on our investment portfolio	6.06%	6.02%	0.04%

Interest expense

Interest expense is inclusive of our financing cost related to our financing arrangements on our investment portfolio, securitized debt, and Senior Unsecured Notes.

Interest expense increased from the three months ended June 30, 2025 to the three months ended June 30, 2026 due to a higher weighted average financing balance outstanding resulting primarily from the issuance of securitized debt during the period. The following table presents a summary of the weighted average financing balance and the weighted average financing rate on our investment portfolio ($ in millions).

	Three Months Ended
	June 30, 2026	June 30, 2025	Change
Weighted average financing balance	$7,728	$6,909	$819
Weighted average financing rate on our investment portfolio	5.38%	5.39%	0.01%

Net interest component of interest rate swaps

Net interest component of interest rate swaps represents the net interest income received or expense paid on our interest rate swaps.

We recorded income on the net interest component of interest rate swaps during the three months ended June 30, 2026 and 2025 as a result of our swap portfolio being in a net receive position during each of the entire periods. The decrease in income from the three months ended June 30, 2025 to the three months ended June 30, 2026 was the result of a decrease in the weighted average receive rate. The following table presents a summary of the weighted average notional value and the weighted average (pay)/receive rate on our interest rate swap portfolio for the three months ended June 30, 2026 and 2025 ($ in millions).

	Three Months Ended
	June 30, 2026	June 30, 2025	Change
Net weighted average interest rate swap notional value	$433	$390	$43
Net weighted average (pay)/receive rate	0.27%	0.84%	(0.57)%

Net realized gain/(loss)

The following table presents a summary of Net realized gain/(loss) for the three months ended June 30, 2026 and 2025 (in thousands). See Note 3, Note 4, and Note 7 to the “Notes to Consolidated Financial Statements (unaudited)” for additional information on realized gains/(losses).

	Three Months Ended
	June 30, 2026	June 30, 2025
Sales of residential mortgage loans and loans transferred to or sold from Other assets	$(1,799)	$(697)
Sales of real estate securities	(45)	(109)
Settlement of derivatives and other instruments	—	(2,688)
Total Net realized gain/(loss)	$(1,844)	$(3,494)

Net unrealized gain/(loss)

The following table presents a summary of Net unrealized gain/(loss) for the three months ended June 30, 2026 and 2025 (in thousands).

	Three Months Ended
	June 30, 2026	June 30, 2025
Residential mortgage loans	$(10,635)	$(11,500)
Commercial loans	1,619	(684)
Real estate securities	884	3,888
Securitized debt	8,440	7,990
Other assets	(145)	—
Loan purchase commitments	—	424
Derivatives	4,259	(158)
Total Net unrealized gain/(loss)	$4,422	$(40)

Management fee to affiliate

Our management fee is based upon a percentage of our Stockholders’ Equity. See the "Contractual obligations" section of this Item 2 for further detail on the calculation of our management fee and for the definition of Stockholders’ Equity.

Non-investment related expenses

The following table presents a summary of our non-investment related expenses for the three months ended June 30, 2026 and 2025 (in thousands).

	Three Months Ended
	June 30, 2026	June 30, 2025
Affiliate reimbursement (1)	$1,183	$1,304
Professional fees	297	414
D&O insurance	255	255
Directors' fees and equity based compensation	296	277
Excise tax expense (2)	—	(46)
Other	275	303
Total Non-investment related expenses	$2,306	$2,507
(1)We are required to reimburse our Manager or its affiliates for operating expenses incurred by our Manager or its affiliates on our behalf, including certain compensation expenses and other expenses relating to legal, accounting, and other services. See the "Contractual obligations" section of this Item 2 for further detail.
(2)We did not recognize any excise tax during the three months ended June 30, 2026. Estimated excise tax expense of $(46) thousand was recognized during the three months ended June 30, 2025, which included $0.1 million related to an excise tax refund.

Investment related expenses

The following table presents a summary of our investment related expenses for the three months ended June 30, 2026 and 2025 (in thousands). These expenses increased from the three months ended June 30, 2025 to the three months ended June 30, 2026 primarily due to an increase in our GAAP residential mortgage loan portfolio.

	Three Months Ended
	June 30, 2026	June 30, 2025
Affiliate reimbursement (1)	$216	$95
Servicing fees	2,524	2,010
Residential mortgage loan asset management fees	504	498
Trustee and bank fees	648	594
Other	328	276
Total Investment related expenses	$4,220	$3,473
(1)We are required to reimburse our Manager or its affiliates for operating expenses incurred by our Manager or its affiliates on our behalf associated with our investment portfolio.

Transaction related expenses

Transaction related expenses generally includes expenses associated with purchasing and securitizing residential mortgage loans. During the three months ended June 30, 2026, the expenses were related to purchases of residential mortgage loans. During the three months ended June 30, 2025, the expenses were primarily related to the execution of one rated securitization.

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

	Three Months Ended
	June 30, 2026	June 30, 2025
MATT Non-QM Securities	$(444)	$268
Re/Non-Performing Securities	(2)	—
AG Arc (1)	715	(37)
Equity in earnings/(loss) from affiliates	$269	$231
(1)Effective August 1, 2025, our allocation of AG Arc’s earnings is 66.0%. For all prior periods, our allocation of AG Arc’s earnings was 44.6%.

The below table breaks out the components in the "Equity in earnings/(loss) from affiliates" line item on our consolidated statements of operations (in thousands).

	Three Months Ended
	June 30, 2026	June 30, 2025
Interest income	$173	642
Interest expense	—	—
Total Net Interest Income (1)	173	642

Other Income/(Loss)
Net unrealized gain/(loss)	(564)	(318)
Other operating expenses (1)	55	56
Total MATT Non-QM Securities and Re/Non Performing Securities (2)	(446)	268

AG Arc Earnings/(Loss)
Net operating income/(loss) from AG Arc (1) (3)	1,163	(130)
Other income/(loss) from AG Arc (3)	(168)	93
Unrealized gain/(loss) on investment in AG Arc (4)	(280)	—
Total AG Arc Earnings/(Loss)	715	(37)
Equity in earnings/(loss) from affiliates	$269	$231
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
(4)As of June 30, 2026, the fair value of our investment in Arc Home was calculated using a valuation multiple of 1.05x of book value, which was consistent with the valuation multiple as of March 31, 2026. We recognized an unrealized loss related to our investment in AG Arc during the three months ended June 30, 2026 as a result of a distribution received from AG Arc of $6.6 million. As of June 30, 2025, the fair value of our investment in Arc Home was calculated using a valuation multiple of 1.00x of book value, which was consistent with the valuation multiple as of March 31, 2025.

Income tax expense

Income tax expense for the three months ended June 30, 2026 relates to taxable income recognized on investments in residential mortgage loans held within our taxable REIT subsidiary. During the three months ended June 30, 2025, income tax expense represented minimum state and local tax filing fees.

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

Six Months Ended June 30, 2026 compared to the Six Months Ended June 30, 2025

The table below presents certain information from our consolidated statements of operations for the six months ended June 30, 2026 and 2025 (in thousands).

	Six Months Ended
	June 30, 2026	June 30, 2025	Change
Statement of Operations Data:
Net Interest Income
Interest income	$253,963	$219,995	$33,968
Interest expense	213,077	183,394	29,683
Total Net Interest Income	40,886	36,601	4,285

Other Income/(Loss)
Net interest component of interest rate swaps	698	1,558	(860)
Net realized gain/(loss)	(1,962)	(3,484)	1,522
Net unrealized gain/(loss)	(12,038)	762	(12,800)
Total Other Income/(Loss)	(13,302)	(1,164)	(12,138)

Expenses
Management fee to affiliate	4,630	4,628	2
Non-investment related expenses	4,962	5,787	(825)
Investment related expenses	8,518	6,883	1,635
Transaction related expenses	666	4,079	(3,413)
Total Expenses	18,776	21,377	(2,601)

Income/(loss) before equity in earnings/(loss) from affiliates	8,808	14,060	(5,252)

Equity in earnings/(loss) from affiliates	2,269	1,416	853
Income/(Loss) before Income Taxes	11,077	15,476	(4,399)

Income tax expense	370	54	316
Net Income/(Loss)	10,707	15,422	(4,715)

Dividends on preferred stock	10,330	10,625	(295)

Net Income/(Loss) Available to Common Stockholders	$377	$4,797	$(4,420)

Interest income

Interest income increased from the six months ended June 30, 2025 to the six months ended June 30, 2026 primarily due to a higher weighted average amortized cost of our investment portfolio as a result of purchases of residential mortgage loans and Non-Agency RMBS and an increase in the weighted average yield of our investment portfolio. The following table presents a summary of the weighted average amortized cost of and the weighted average yield on our investment portfolio ($ in millions).

	Six Months Ended
	June 30, 2026	June 30, 2025	Change
Weighted average amortized cost of our investment portfolio	$8,367	$7,281	$1,086
Weighted average yield on our investment portfolio	6.07%	6.04%	0.03%

Interest expense

Interest expense increased from the six months ended June 30, 2025 to the six months ended June 30, 2026 due to a higher weighted average financing balance outstanding resulting from the issuance of securitized debt. Additionally, there was an increase in the weighted average financing rate. The following table presents a summary of the weighted average financing balance and the weighted average financing rate on our investment portfolio ($ in millions).

	Six Months Ended
	June 30, 2026	June 30, 2025	Change
Weighted average financing balance	$7,895	$6,829	$1,066
Weighted average financing rate on our investment portfolio	5.40%	5.37%	0.03%

Net interest component of interest rate swaps

We recorded income on the net interest component of interest rate swaps during the six months ended June 30, 2026 and 2025 as a result of our swap portfolio being in a net receive position. The decrease in income from the six months ended June 30, 2025 to the six months ended June 30, 2026 was the result of a decrease in the weighted average receive rate. The following table presents a summary of the weighted average notional value and the weighted average (pay)/receive rate on our interest rate swap portfolio for the six months ended June 30, 2026 and 2025 ($ in millions).

	Six Months Ended
	June 30, 2026	June 30, 2025	Change
Net weighted average interest rate swap notional value	$402	$369	$33
Net weighted average (pay)/receive rate	0.35%	0.84%	(0.49)%

Net realized gain/(loss)

The following table presents a summary of Net realized gain/(loss) for the six months ended June 30, 2026 and 2025 (in thousands). See Note 3, Note 4, and Note 7 to the “Notes to Consolidated Financial Statements (unaudited)” for additional information on realized gains/(losses).

	Six Months Ended
	June 30, 2026	June 30, 2025
Sales of residential mortgage loans and loans transferred to or sold from Other assets	$(1,973)	$(1,707)
Sales of real estate securities	(45)	169
Settlement of derivatives and other instruments	56	(1,946)
Total Net realized gain/(loss)	$(1,962)	$(3,484)

Net unrealized gain/(loss)

The following table presents a summary of Net unrealized gain/(loss) for the six months ended June 30, 2026 and 2025 (in thousands).

	Six Months Ended
	June 30, 2026	June 30, 2025
Residential mortgage loans	$(90,356)	$96,257
Commercial loans	(1,860)	(2,455)
Real estate securities	(2,341)	5,130
Securitized debt	76,636	(92,032)
Other assets	(234)	—
Loan purchase commitments	—	424
Derivatives	6,117	(6,562)
Total Net unrealized gain/(loss)	$(12,038)	$762

Management fee to affiliate

Our management fee is based upon a percentage of our Stockholders’ Equity. See the "Contractual obligations" section of this Item 2 for further detail on the calculation of our management fee and for the definition of Stockholders’ Equity.

Non-investment related expenses

The following table presents a summary of our non-investment related expenses for the six months ended June 30, 2026 and 2025 (in thousands).

	Six Months Ended
	June 30, 2026	June 30, 2025
Affiliate reimbursement (1)	$2,629	$3,143
Professional fees	650	870
D&O insurance	510	510
Directors' fees and equity based compensation	550	613
Excise tax expense (2)	—	43
Other	623	608
Total Non-investment related expenses	$4,962	$5,787
(1)We are required to reimburse our Manager or its affiliates for operating expenses incurred by our Manager or its affiliates on our behalf, including certain compensation expenses and other expenses relating to legal, accounting, and other services. See the "Contractual obligations" section of this Item 2 for further detail.
(2)We did not recognize any excise tax during the six months ended June 30, 2026. Estimated excise tax expense of $43 thousand was recognized during the six months ended June 30, 2025, which included $0.1 million related to an excise tax refund.

Investment related expenses

The following table presents a summary of our investment related expenses for the six months ended June 30, 2026 and 2025 (in thousands). These expenses increased from the six months ended June 30, 2025 to the six months ended June 30, 2026 primarily due to an increase in our GAAP residential mortgage loan portfolio.

	Six Months Ended
	June 30, 2026	June 30, 2025
Affiliate reimbursement	$358	$295
Servicing fees	5,181	3,950
Residential mortgage loan asset management fees	1,031	1,079
Trustee and bank fees	1,299	1,178
Other	649	381
Total Investment related expenses	$8,518	$6,883

Transaction related expenses

Transaction related expenses generally includes expenses associated with purchasing and securitizing residential mortgage loans. However, during the six months ended June 30, 2026, the expenses primarily consisted of $0.2 million related to legacy WMC commercial loans expenses, $0.2 million related to the expenses associated with our “at-the-market” equity offering program, and $0.1 million related to purchases of residential mortgage loans. During the six months ended June 30, 2025, the expenses were primarily related to the execution of rated securitizations.

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

	Six Months Ended
	June 30, 2026	June 30, 2025
MATT Non-QM Securities	$(718)	$197
Re/Non-Performing Securities	(40)	(120)
AG Arc (1)	3,027	1,339
Equity in earnings/(loss) from affiliates	$2,269	$1,416
(1)Effective August 1, 2025, our allocation of AG Arc’s earnings is 66.0%. For all prior periods, our allocation of AG Arc’s earnings was 44.6%.

The below table breaks out the components in the "Equity in earnings/(loss) from affiliates" line item on our consolidated statements of operations (in thousands).

	Six Months Ended
	June 30, 2026	June 30, 2025
Interest income	$541	$1,326
Interest expense	—	3
Total Net Interest Income (1)	541	1,323

Net unrealized gain/(loss)	(1,214)	(1,149)
Other operating expenses (1)	85	97
Total MATT Non-QM Securities and Re/Non Performing Securities (2)	(758)	77

Net operating income/(loss) from AG Arc (1) (3)	2,439	(20)
Other income/(loss) from AG Arc (3)	(257)	44
Unrealized gain/(loss) on investment in AG Arc (4)	851	1,403
Elimination of gains on loans sold from AG Arc to MITT (1) (5)	(6)	(88)
Total AG Arc Earnings/(Loss)	3,027	1,339
Equity in earnings/(loss) from affiliates	$2,269	$1,416
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
(4)As of June 30, 2026, the fair value of our investment in Arc Home was calculated using a valuation multiple of 1.05x of book value, which increased from 1.025x of book value as of December 31, 2025. As of June 30, 2025, the fair value of our investment in Arc Home was calculated using a valuation multiple of 1.00x of book value, which increased from 0.95x of book value as of December 31, 2024.
(5)The earnings recognized by AG Arc do not include our portion of gains recorded by Arc Home in connection with the sale of residential mortgage loans to us. Refer to Note 10 to the "Notes to Consolidated Financial Statements (unaudited)" for more information on this accounting policy.

Income tax expense

Income tax expense for the six months ended June 30, 2026 relates to taxable income recognized on investments in residential mortgage loans held within our taxable REIT Subsidiary. During the six months ended June 30, 2025, tax expense represented minimum state and local tax filing fees.

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

A reconciliation of "Net Income/(loss) available to common stockholders" to EAD for three and six months ended June 30, 2026 and 2025 is set forth below (in thousands, except per share data).

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net Income/(loss) available to common stockholders	$9,092	$(1,376)	$377	$4,797
Add (Deduct):
Net realized (gain)/loss	1,844	3,494	1,962	3,484
Net unrealized (gain)/loss	(4,422)	40	12,038	(762)
Transaction related expenses (1)	210	3,079	866	4,223
Equity in (earnings)/loss from affiliates	(269)	(231)	(2,269)	(1,416)
EAD from equity method investments (2)	1,281	456	2,889	1,118
Dollar roll income/(loss)	—	(111)	—	(111)
Earnings available for distribution	$7,736	$5,351	$15,863	$11,333

Earnings available for distribution, per Diluted Share	$0.24	$0.18	$0.50	$0.38
(1)The following table presents additional detail related to transaction related expenses excluded from EAD (in thousands). The interest expense line item relates to the amortization of deferred financing costs and the income tax expense line item relates to taxes incurred on items excluded from EAD, as defined above.

	Three Months Ended		Six Months Ended
Consolidated statements of operations line item:	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Transaction related expenses	$92	$3,018	$666	$4,079
Interest expense	84	61	158	144
Income tax expense	34	—	42	—
Transaction related expenses	$210	$3,079	$866	$4,223

(2)The following table presents additional detail related to EAD from equity method investments (in thousands). Refer to the “Equity in earnings/(loss) from affiliates” section within the “Results of Operations” above for additional detail.

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net interest income	$173	$642	$541	$1,323
Other operating expenses	(55)	(56)	(85)	(97)
Net operating income/(loss) from AG Arc	1,163	(130)	2,439	(20)
Elimination of gains on loans sold from AG Arc to MITT	—	—	(6)	(88)
EAD from equity method investments	$1,281	$456	$2,889	$1,118

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

Net interest margin is calculated by subtracting the weighted average cost of funds from the weighted average yield for our investment portfolio. The weighted average yield represents an effective interest rate on our cost basis, which utilizes all estimates of future cash flows and adjusts for actual prepayment and cash flow activity as of quarter-end. The calculation of weighted average yield is weighted on amortized cost at quarter-end. The weighted average cost of funds is the sum of the weighted average funding costs on total financing arrangements outstanding at quarter-end, including all non-recourse financing arrangements, and our weighted average hedging cost or benefit, which is the weighted average of the net pay or receive rates on our interest rate swaps. The cost of funds is weighted by the outstanding financing arrangements on our investment portfolio, and the amortized cost of securitized debt and senior unsecured notes at quarter-end.

Our leverage ratio is determined by our portfolio mix as well as many additional factors, including the liquidity of our portfolio, the availability and price of our financing, the available capacity to finance our assets, and anticipated regulatory developments. See the "Financing activities" section below for more detail on our leverage ratio.

Investment portfolio

The following table presents a summary of our Investment Portfolio, inclusive of net interest margin and leverage ratios, as of June 30, 2026 ($ in thousands).

	Investment			Securitized Debt			Cost of Funds (c)	Allocated Equity (d)	Net Interest Margin
Instrument	Amortized Cost	Fair Value	Yield (a)(b)	Amortized Cost	Fair Value	Financing Arrangements				Leverage Ratio (e)
Residential Investments
Securitized Non-Agency Loans	$6,458,551	$6,212,018	5.65%	$5,792,863	$5,606,863	$408,463	5.30%	$196,692	0.35%	2.0x
Securitized Home Equity Loans	781,045	780,920	7.23%	664,838	660,721	62,168	5.43%	58,031	1.80%	1.1x
Securitized Re/Non-Performing Loans	139,408	126,237	5.91%	91,574	87,653	26,742	4.01%	11,842	1.90%	2.2x
Agency-Eligible Loans	20,455	20,651	6.21%	—	—	18,152	5.35%	2,499	0.86%	7.3x
Home Equity Loans	234,060	233,810	7.73%	—	—	141,575	5.57%	92,235	2.16%	1.5x
Non-Agency Loans	7,293	7,014	4.40%	—	—	5,896	5.40%	1,118	(1.00)%	5.3x
Residential Whole Loans	303	810	NM	—	—	—	—%	810	NM	N/A
Non-Agency RMBS	244,408	251,845	8.25%	—	—	178,996	4.41%	72,849	3.84%	2.4x
Total Residential Investments	7,885,523	7,633,305	5.96%	6,549,275	6,355,237	841,992	5.27%	436,076	0.69%	1.9x

Agency RMBS	14,839	14,715	7.71%	—	—	10,150	4.29%	4,565	3.42%	2.1x

Legacy WMC Commercial Investments (f)
Commercial Loans (g)	62,150	49,254	—%	—	—	19,875	6.39%	29,379	(6.39)%	0.7x
CMBS (h)	47,867	42,694	16.22%	—	—	18,998	5.07%	23,696	11.15%	0.8x
Total Legacy WMC Commercial Investments	110,017	91,948	7.06%	—	—	38,873	5.74%	53,075	1.32%	0.7x

Total Investment Portfolio	$8,010,379	$7,739,968	5.98%	$6,549,275	$6,355,237	$891,015	5.27%	$493,716	0.71%	1.8x
Cash and Cash Equivalents (i)								61,636	3.53%
Interest Rate Swaps (j)								11,211	0.28%
Investments in Debt and Equity of Affiliates
Arc Home								46,435
Securities (k)								8,345	6.03%
Other Assets/Liabilities								225
Senior Unsecured Notes (c)								(96,858)	10.61%
Non-Interest Earning Assets, net								21,294
Total Stockholders' Equity								$546,004		1.8x
NM - Not Meaningful
(a)Excludes any net TBA positions.
(b)The weighted average yields are calculated based on the amortized cost of the underlying loans and securities.
(c)The cost of funds related to the financing on our investment portfolio inclusive of the benefit of 0.02% from our interest rate hedges was 5.27%. When including our Senior Unsecured Notes, the total cost of funds was 5.34%.
(d)Allocated equity represents the investment fair value less the associated securitized debt at fair value and financing arrangements, where applicable.
(e)The leverage ratio on each asset class and on our investment portfolio represents Economic Leverage as defined below in the "Financing Activities" section and is calculated by dividing each investment type's total recourse financing arrangements less any cash posted as collateral by its equity invested inclusive of any cash collateral posted on financing arrangements. The Economic Leverage Ratio excludes any fully non-recourse financing arrangements and includes any net receivables or payables on TBAs. The leverage ratio on our Investment Portfolio represents GAAP leverage as defined below in the "Financing Activities" section.
(f)We expect to either hold the Legacy WMC Commercial Investments until maturity or opportunistically exit these investments.
(g)The Legacy WMC Commercial Loans are on non-accrual or cost-recovery status.
(h)There are Legacy WMC CMBS with an unpaid principal balance of $23.5 million and a fair value of $4.9 million which are on non-accrual or cost recovery status.
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
(k)Represents certain investments recorded in the “Investments in debt and equity of affiliates” line item on our consolidated balance sheets which are collateralized by MATT Non-QM Securities and Re/Non-Performing Securities.

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

The following table summarizes our Securitized residential mortgage loans and Securitized debt, as well as the economic interest on retained Certificates related to our Non-Agency VIEs and Home Equity VIEs as of June 30, 2026 (in thousands).

	Non-Agency VIEs		Home Equity VIEs
	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Securitized residential mortgage loans in VIEs	$6,397,864	$6,212,018	$726,148	$780,920
Securitized debt in VIEs (1)	5,828,156	5,606,863	643,739	660,721
Other assets (2)	N/A	5,022	N/A	1,055
Retained Certificates from VIEs (3)(4)(5)(6)		$610,177		$121,254

Retained interests in VIEs	Current Face	Fair Value	Current Face	Fair Value
Senior Bonds	$116,881	$118,897	$29,647	$29,603
Mezzanine Bonds	23,348	22,002	1,117	1,124
Subordinate Bonds	434,149	325,713	51,644	47,511
Interest Only / Excess Servicing Bonds (1)(7)	N/A	143,565	N/A	43,016
Retained Certificates from VIEs (3)(4)(5)(6)		$610,177		$121,254
Financing arrangements on retained Certificates from VIEs		408,463		62,168
Retained Certificates from VIEs, net of financing arrangements		$201,714		$59,086
(1)Interest Only securities have no principal balances and bear interest based on a notional value. The notional value is used solely to determine interest distributions on the interest only classes of securities. The Securitized debt in the Non-Agency VIEs and Interest Only/Excess Servicing Bonds line items include interest only classes with a notional value of $3.2 billion and $10.3 billion, respectively. The Securitized debt in the Home Equity VIEs and Interest Only/Excess Servicing Bonds line items include interest only classes with a notional value of $238.8 million and $487.4 million, respectively.
(2)For Non-Agency VIEs, represents the fair value of real estate owned within the VIEs and cash held in reserve accounts. We record real estate owned at the lower of cost or fair value less estimated costs to sell. We recorded real estate owned within our Non-Agency VIEs at $4.9 million. For Home Equity VIEs, represents cash held in reserve accounts within the Home Equity VIEs and included within our restricted cash.
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
(4)Our equity at risk included bonds in our Non-Agency VIEs and Home Equity VIEs with a fair value of $378.8 million and $39.1 million, respectively, held in order to comply with Risk Retention Rules. We are generally required to hold the Required Credit Risk until the later of (i) the fifth anniversary of the securitization closing date and (ii) the date on which the aggregate unpaid principal balance of the mortgage loans has been reduced to 25% of the aggregate unpaid principal balance of the mortgage loans as of the securitization closing date, but no longer than the seventh anniversary of the closing date.
(5)A portion of our equity at risk includes bonds exposed to the first loss of the securitization in the Non-Agency VIEs and Home Equity VIEs with a fair value of $94.7 million and $43.0 million, respectively.
(6)Excludes net other asset/(liabilities) held within the Non-Agency VIEs and Home Equity VIEs of $6.7 million and $3.3 million, respectively.
(7)As the sponsor and depositor of each securitization, we may purchase all of the outstanding Certificates (an "Optional Redemption") following the earlier of (1) an applicable anniversary date (typically two or three years) of the respective securitization or (2) the date at which the unpaid principal balance of the applicable collateral has declined below a certain percentage (typically 10% to 30%) of the principal balance originally contributed to the securitization. As of June 30, 2026, there were 11 Non-Agency securitizations with an unpaid principal balance of $2.4 billion that met the criteria for an Optional Redemption.

Securitized residential mortgage loans and Residential mortgage loans

The following table presents information regarding collateral characteristics of our residential mortgage loans as of June 30, 2026 ($ in thousands).

	Unpaid Principal Balance			Weighted Average (1)(2)
		Fair Value	Loan Count (1)	Original LTV Ratio (3)	Current FICO (4)	Coupon	Life (Years) (5)
Securitized residential mortgage loans
Non-Agency Loans	$6,397,864	$6,212,018	17,097	70.79%	752	5.79%	7.36
Home Equity Loans	726,148	780,920	9,076	65.78%	747	9.80%	4.48
Re- and Non-Performing Loans	148,133	126,237	1,019	80.32%	667	4.04%	5.18
Total Securitized residential mortgage loans	$7,272,145	$7,119,175	27,192	70.49%	750	6.16%	7.03
Residential mortgage loans
Agency-Eligible Loans	$20,169	$20,651	38	71.16%	752	6.86%	4.20
Home Equity Loans	225,684	233,810	2,377	64.44%	757	8.88%	4.79
Non-Agency Loans	7,179	7,014	10	75.17%	621	6.42%	4.86
Re- and Non-Performing Loans (1)	850	810	N/A	N/A	N/A	N/A	1.03
Total Residential mortgage loans	$253,882	$262,285	2,425	65.28%	753	8.65%	4.73
Total as of June 30, 2026	$7,526,027	$7,381,460	29,617	70.31%	750	6.24%	6.95
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

Legacy WMC Commercial loans

As of June 30, 2026, the borrowers of the Legacy WMC Commercial loans were in maturity default. The lender parties (including us) are evaluating with the borrowers consensual sales of the underlying properties collateralizing the loans and/or transferring title of all or certain of the properties to the lender parties via a deed-in-lieu of foreclosure. See Note 3 to the "Notes to Consolidated Financial Statements (unaudited)" for information on the status of the Legacy WMC Commercial loans, as well as coupons, weighted average life, geographic concentration, collateral characteristics, LTV, and maturities of the loans we include in the "Commercial loans, at fair value" line item on our consolidated balance sheets.

Non-Agency RMBS and Legacy WMC CMBS

The following table presents the fair value, coupon, and weighted average life of our Non-Agency RMBS and Legacy WMC CMBS portfolios as of June 30, 2026 ($ in thousands).

			Weighted Average
Instrument	Current Face	Fair Value	Coupon (1)	Life (Years) (2)
Non-Agency RMBS by collateral type:
Non-QM Loans (3)	$86,345	$85,891	3.03%	2.40
Agency-Eligible Loans (3)	41,335	40,952	3.64%	6.73
Home Equity Loans (3)	100,695	121,653	5.48%	5.66
Prime Jumbo Loans	4,281	3,349	4.43%	17.75
Total Non-Agency RMBS	$232,656	$251,845	3.92%	4.80

Legacy WMC CMBS
Single-Asset/Single-Borrower - Fixed Rate	$48,498	$25,693	6.11%	1.73
Single-Asset/Single-Borrower - Floating Rate	18,533	5,750	6.66%	0.36
Conduit - Fixed Rate	15,042	11,251	4.20%	2.46
Legacy WMC CMBS (4)	$82,073	$42,694	5.88%	1.56

Total Non-Agency RMBS and Legacy WMC CMBS	$314,729	$294,539	4.31%	4.45
(1)Equity residual investments with a zero coupon rate are excluded from this calculation.
(2)Weighted average life is based on projected life. Typically, actual maturities are shorter than stated contractual maturities.
(3)Interest Only securities have no principal balances and bear interest based on a notional value. The notional value is used solely to determine interest distributions on the interest only classes of securities. The notional value of interest only classes included in the Non-QM Loans, Agency-Eligible Loans, and Home Equity Loans items was $134.7 million, $35.7 million, and $273.8 million, respectively.
(4)There are Legacy WMC CMBS with an unpaid principal balance of $23.5 million and a fair value of $4.9 million which are on non-accrual or cost recovery status.

The following table presents the fair value of our Non-Agency RMBS and Legacy WMC CMBS by credit rating as of June 30, 2026 (in thousands).

Credit Rating (1)	Non-Agency RMBS	Legacy WMC CMBS
AAA	$117,114	$—
AA	18,055	—
A	20,386	—
BBB	28,450	—
BB	12,249	6,290
B	9,191	1,151
Below B	—	35,197
Not Rated	46,400	56
Total Non-Agency RMBS and Legacy WMC CMBS	$251,845	$42,694
(1)Represents the minimum rating for rated assets of S&P, Moody's, Morningstar, and Fitch credit ratings, stated in terms of the S&P equivalent.

The following table presents the geographic concentration of the underlying collateral for our Non-Agency RMBS and Legacy WMC CMBS portfolios as of June 30, 2026 ($ in thousands).

Non-Agency RMBS			Legacy WMC CMBS
Geographic Location	Concentration	Fair Value	Geographic Location	Concentration	Fair Value
California	28.6%	$71,926	California	40.8%	$17,419
Florida	10.2%	25,773	Minnesota	25.7%	10,973
New York	5.6%	14,222	Texas	9.2%	3,927
Texas	4.3%	10,742	New York	6.9%	2,933
New Jersey	3.7%	9,266	Pennsylvania	4.4%	1,870
Other	47.6%	119,916	Other	13.0%	5,572
Total	100.0%	$251,845	Total	100.0%	$42,694

Agency RMBS

Although our investment activities primarily include acquiring and securitizing newly-originated residential mortgage loans, from time to time we invest excess liquidity into Agency RMBS. The following table presents the fair value, constant prepayment rate (“CPR”), coupon, and weighted average life experienced on our Agency RMBS portfolio as of June 30, 2026 ($ in thousands).

		Weighted Average
	Fair Value	CPR (1)	Coupon	Life (Years) (2)
Agency RMBS Interest Only	$14,715	10.4%	4.89%	5.56
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

Financing Arrangements

Repurchase agreements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a "haircut." The size of the haircut reflects the perceived risk associated with the pledged asset. Haircuts may change as our financing arrangements mature or roll and are sensitive to governmental regulations. Interest rates for our financing arrangements are determined based on prevailing rates (typically a spread over a base rate) corresponding to the terms of the borrowings, and interest is paid on a monthly basis or, for shorter term arrangements, at the end of the term. Repurchase agreements typically have a term of up to one year for loans and a term of 30 to 90 days for securities. Repurchase agreements are generally mark-to-market with respect to margin calls and recourse to us. We also have certain financing arrangements collateralized by residential mortgage loans which are recourse to us, but are not subject to mark-to-market margin calls. We had outstanding financing arrangements with six counterparties as of June 30, 2026.

Our financing arrangements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each financing arrangement, typical supplemental terms include requirements of minimum equity and liquidity, leverage ratios, and performance triggers. In addition, some of the financing arrangements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that we fail to comply with the covenants contained in these financing arrangements or are otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the associated agreement. As of June 30, 2026, we are in compliance with all of our financial covenants.

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

June 30, 2026	Leverage	Stockholders’ Equity	Leverage Ratio
Securitized debt, at fair value (1)	$6,355,237
Financing arrangements (2)	891,015
Senior Unsecured Notes (2)	96,858
Restricted cash posted on financing arrangements	(8,030)
GAAP Leverage	$7,335,080	$546,004	13.4x
Non-recourse financing arrangements (1)	(6,355,237)
Economic Leverage	$979,843	$546,004	1.8x
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

During the six months ended June 30, 2026, the Company declared common stock dividends of $0.48 per share. During the same period, the Company declared and paid preferred stock dividends on its Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock of $1.03126, $1.00, and $1.318343 per share, respectively.

Liquidity and capital resources

Our liquidity determines our ability to meet our cash obligations, including distributions to our stockholders, payment of our expenses, financing our investments and satisfying other general business needs.

Our principal sources of cash consist of borrowings under securitized debt and financing arrangements, principal and interest payments we receive on our investment portfolio, cash generated from our operating results, proceeds from the sale of investments, and proceeds from capital market transactions. We typically use cash to repay principal and interest on our securitized debt, financing arrangements and senior unsecured notes, to purchase loans, real estate securities, and other real estate related assets, to make dividend payments on our capital stock, to repurchase our capital stock, and to fund our operations. We may also generate liquidity when restricted cash that was pledged as collateral for clearing and executing trades, derivatives, and financing arrangements becomes unrestricted when the related collateral requirements are exceeded or at the maturity of the derivative or financing arrangement. Refer to "—Margin requirements" below discussing instances where we may use liquidity to meet margin requirements. As of June 30, 2026, we pledged Home Equity Loans with a fair value of $63.5 million in which we have no outstanding financing but have $50.0 million of available financing which is contractually committed. At June 30, 2026, we had $111.6 million of liquidity, which consisted of $61.6 million of cash and cash equivalents and $50.0 million of available committed financing on certain Home Equity Loans available to support our liquidity needs.

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

Cash flows

The below details changes to our cash, cash equivalents, and restricted cash for the six months ended June 30, 2026 and 2025 (in thousands).

	Six Months Ended
	June 30, 2026	June 30, 2025	Change
Cash and cash equivalents and restricted cash, Beginning of Period	$76,321	$138,568	$(62,247)

Net cash provided by (used in) operating activities (1)	44,581	23,515	21,066
Net cash provided by (used in) investing activities (2)	682,065	(485,249)	1,167,314
Net cash provided by (used in) financing activities (3)	(720,805)	423,335	(1,144,140)

Net change in cash and cash equivalents and restricted cash	5,841	(38,399)	44,240
Cash and cash equivalents and restricted cash, End of Period	$82,162	$100,169	$(18,007)
(1)Cash provided by operating activities is primarily attributable to net interest income less operating expenses for the six months ended June 30, 2026.
(2)Cash provided by investing activities for the six months ended June 30, 2026 was primarily attributable to principal repayments on our investment portfolio and proceeds from the sale of certain investments, offset by purchases of residential mortgage loans and real estate securities.
(3)Cash used in financing activities for the six months ended June 30, 2026 was primarily attributable to principal repayments on securitized debt and dividend payments, offset by net borrowing of repurchase agreements.

Stock repurchase programs

On August 3, 2022, our Board of Directors authorized a stock repurchase program (the "2022 Repurchase Program") to repurchase up to $15.0 million of our outstanding common stock. The 2022 Repurchase Program does not have an expiration date and permits us to repurchase our shares through various methods, including open market repurchases, privately negotiated block transactions and Rule 10b5-1 plans. We may repurchase shares of our common stock from time to time in compliance with SEC regulations and other legal requirements. The extent to which we repurchase our shares, and the timing, manner, price, and amount of any such repurchases, will depend upon a variety of factors including market conditions and other corporate considerations as determined by management, as well as the limits of the 2022 Repurchase Program and our liquidity and business strategy. The 2022 Repurchase Program does not obligate us to acquire any particular amount of shares and may be modified or discontinued at any time. As of the date of this filing, approximately $1.5 million of common stock remained authorized for future share repurchases under the 2022 Repurchase Program. There were no shares repurchased during the three and six months ended June 30, 2026 and 2025.

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

Equity distribution agreements

On November 6, 2024, we entered into separate equity distribution agreements (the "2024 Equity Distribution Agreements") with each of BTIG, LLC, JonesTrading Institutional Services LLC, Keefe, Bruyette & Woods, Inc. and Piper Sandler & Co. (collectively, the "2024 Sales Agents"), pursuant to which we may sell up to $75.0 million aggregate offering price of shares of our common stock from time to time through an "at-the-market" equity offering program under which the 2024 Sales Agents will act as sales agent. We did not issue any shares of common stock under the 2024 Equity Distribution Agreements during the three and six months ended June 30, 2026 and 2025.

Acquisition of additional interest in AG Arc

On August 1, 2025, in connection with the acquisition of an additional 21.4% interest in AG Arc LLC (“AG Arc”), we issued 2,027,676 restricted shares of common stock (the “Holder Shares”) to certain funds managed by an affiliate of TPG (the “Holders”) as consideration. Refer to Note 10 of the "Notes to Consolidated Financial Statements (unaudited)" for additional information. Pursuant to the registration rights agreement we entered into with the Holders, in August 2025, we filed a resale shelf registration statement on Form S-3 registering the resale of all the Holder Shares (the “Resale Shelf”), which was declared effective by the Securities and Exchange Commission in August 2025. As June 30, 2026, the Holders no longer hold any shares of our common stock.

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

Contemporaneously with the execution of the Merger Agreement, and in consideration of our Manager’s approximate $20 million cash payment to CHMI stockholders in the Merger, we and our Manager entered into an amendment (the “MITT Management Agreement Amendment”) to the existing MITT Management Agreement, as amended on April 6, 2020, September 24, 2020, November 22, 2021, and August 8, 2023 (as amended, the “Existing MITT Management Agreement”). The MITT

Management Agreement Amendment will become effective automatically upon the closing of the Merger, and will have no force and effect if the Merger does not close. The MITT Management Agreement Amendment makes certain changes to the Existing MITT Management Agreement, including, (i) updating the calculation of the “Equity Hurdle Base” to be based on the Company’s book value immediately after the Effective Time, (ii) updating the income component of the incentive fee from “Adjusted Net Income” to “Earnings Available for Distribution”, (iii) updating the calculation mechanics of the incentive fee to a rolling four quarter basis, (iv) providing that no incentive fee shall be payable with respect to any calendar quarter unless Earnings Available for Distribution for the twelve most recently completed calendar quarters is greater than zero, (v) that the termination fee will be three times the sum of the average annual base management fee and the average annual incentive fee during the prior 24-month period, and (vi) providing that the incentive fee will be calculated quarterly and payable annually. The incentive fee will continue to be payable in cash, or, at the option of our board of directors, shares of our common stock or a combination of cash and shares, provided that no more than 50% of the incentive fee may be paid in shares of our common stock without our Manager’s consent.

All other terms and conditions of the Existing MITT Management Agreement remain substantially the same.

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

The below table details the management fees incurred during the three and six months ended June 30, 2026 and 2025 (in thousands).

	Three Months Ended		Six Months Ended
Consolidated statements of operations line item:	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Management fee to affiliate	$2,311	$2,301	$4,630	$4,628

As of June 30, 2026 and December 31, 2025, we recorded management fees payable of $2.3 million and $2.3 million, respectively. The management fee payable is included within the "Due to affiliates" line item within the "Other liabilities" line item on the consolidated balance sheets.

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

During the three and six months ended June 30, 2026 and 2025, we did not incur any incentive fee expense.

Termination fee

Upon the occurrence of (i) our termination of the management agreement without cause or (ii) the Manager’s termination of the management agreement upon a breach by the Company of any material term of the management agreement, the Manager will be entitled to a termination fee equal to three times the average annual management fee during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter. As of June 30, 2026 and December 31, 2025, no event of termination of the management agreement had occurred.

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

The below table details the expense reimbursement incurred during the three and six months ended June 30, 2026 and 2025 (in thousands).

	Three Months Ended		Six Months Ended
Consolidated statements of operations line item:	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Non-investment related expenses	$1,183	$1,304	$2,629	$3,143
Investment related expenses	216	95	358	295
Transaction related expenses	73	109	148	369
Expense reimbursements to Manager or its affiliates	$1,472	$1,508	$3,135	$3,807

As of June 30, 2026 and December 31, 2025, we recorded a reimbursement payable to our Manager or its affiliates of $1.8 million and $2.1 million, respectively The reimbursement payable to the Manager or its affiliates is included within the "Due to affiliates" line item within the "Other liabilities" line item on the consolidated balance sheets.

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

Since inception of the 2025 Equity Incentive Plan and through June 30, 2026, we have granted an aggregate 103,604 shares of restricted common stock and 1,787 dividend equivalent units to our independent directors, all of which have vested. As of June 30, 2026, there were 915,390 remaining shares available to be issued under the 2025 Equity Incentive Plan.

As of June 30, 2026, we have 12,981 restricted stock units and 3,836 associated dividend equivalent units outstanding, all of which are fully vested and held by one of our independent directors. These units will be settled on a one-for-one basis in shares of our common stock upon the director's separation from service with us.

Manager Equity Incentive Plans

The AG Mortgage Investment Trust, Inc. 2021 Manager Equity Incentive Plan (the "2021 Manager Plan"), which became effective on April 7, 2021 following the approval of our stockholders at our 2021 annual meeting of stockholders, provides for a maximum of 573,425 shares of common stock that may be subject to awards thereunder to our Manager. As of June 30, 2026, there were no shares or awards issued under the 2021 Manager Plan. Following the execution of the Third Amendment to our management agreement in November 2021 related to the incentive fee, our compensation committee no longer expects to continue its historical practice of making periodic equity grants to the Manager pursuant to the 2021 Manager Plan.

Unfunded commitments

See Note 12 of the "Notes to Consolidated Financial Statements (unaudited)" for detail on our commitments as of June 30, 2026.

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

We record TBA purchases and sales on the trade date and present the purchase or receipt net of the corresponding payable or receivable until the settlement date of the transaction. Refer to Note 7 to the "Notes to Consolidated Financial Statements (unaudited)" for additional detail on TBAs as of June 30, 2026, if applicable.

For additional information on our commitments as of June 30, 2026, refer to Note 12 of the "Notes to Consolidated Financial Statements (unaudited)." We do not expect these commitments, taken as a whole, to be significant to, or to have a material impact on, our overall liquidity or capital resources or our operations.

Critical accounting policies and estimates

We prepare our consolidated financial statements in conformity with GAAP, which requires the use of estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of income and expenses during the reporting period. These estimates are based, in part, on our judgment and assumptions regarding various economic conditions that we believe are reasonable based on facts and circumstances existing at the time of reporting. We believe that the estimates, judgments and assumptions utilized in the preparation of our consolidated financial statements are prudent and reasonable. Although our estimates contemplate conditions as of June 30, 2026 and how we expect them to change in the future, it is reasonably possible that actual conditions could be different than anticipated in arriving at those estimates, which could materially affect reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the periods presented.

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

Interest rate sensitivity

The following table quantifies the estimated percent change in GAAP equity, the fair value of our assets, and projected net interest income should interest rates go up or down instantaneously by 25, 50, and 75 basis points, assuming (i) the yield curves of the rate shocks will be parallel to each other and the current yield curve and (ii) all other market risk factors remain constant. These estimates were compiled using a combination of third-party services and models, market data and internal models. All changes in equity, assets, and income are measured as percentage changes from the GAAP equity, assets, and projected net interest income from our base interest rate scenario. The base interest rate scenario assumes spot and forward interest rates existing as of June 30, 2026. Actual results could differ materially from these estimates.

Agency RMBS and Agency-Eligible Loan assumptions attempt to predict default and prepayment activity at projected interest rate levels. To the extent that these estimates or other assumptions do not hold true, actual results will likely differ materially from projections and could result in percentage changes larger or smaller than the estimates in the table below. Moreover, if different models were employed in the analysis, materially different projections could result. In addition, while the table below reflects the estimated impact of interest rate increases and decreases on a static portfolio as of June 30, 2026, our Manager may from time to time sell any of our investments as a part of the overall management of our investment portfolio.

Change in Interest Rates (basis points) (1)	Change in Fair Value as a Percentage of GAAP Equity (2)(3)	Change in Fair Value as a Percentage of Assets (2)(3)	Percentage Change in Projected Net Interest Income (4)
75	(1.9)%	(0.1)%	1.1%
50	(1.3)%	(0.1)%	0.7%
25	(0.7)%	—%	0.4%
(25)	0.6%	—%	(0.4)%
(50)	1.2%	0.1%	(1.0)%
(75)	2.0%	0.1%	(1.5)%
(1)Includes investments held through affiliated entities that are reported as "Investments in debt and equity of affiliates" on our consolidated balance sheet, but excludes AG Arc.
(2)Does not include cash investments, which typically have overnight maturities and are not expected to change in value as interest rates change.
(3)Changes in fair value as a percentage of GAAP equity and assets are inclusive of forward purchase commitments to acquire Non-Agency Loans and Agency-Eligible Loans as of June 30, 2026.
(4)Interest income includes trades settled as of June 30, 2026.

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2026. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

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

In addition to the risks identified below, refer to the risks identified under the caption "Risk Factors", in our Annual Report on Form 10-K for the year ended December 31, 2025 and our subsequent filings, which are available on the Securities and Exchange Commission’s website at www.sec.gov, and in the "Forward-Looking Statements" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" sections herein.

Risks Relating to the Proposed Merger with CHMI

Completion of the Merger remains subject to conditions that we cannot control.

The Merger is subject to various closing conditions, including the approval of both our stockholders and the stockholders of CHMI, and obtaining certain regulatory approvals arising in connection with the proposed transaction. There are no assurances that all of the conditions necessary to consummate the Merger will be satisfied or that the conditions will be satisfied in the time frame expected.

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

In addition, we will be required to devote significant attention and resources prior to closing to prepare for the post-closing operation of the combined company. Post-closing, we may be required to devote significant attention and resources to successfully integrate the CHMI portfolio and operating business into our existing structure. This integration process may disrupt our business and, if ineffective, would limit the anticipated benefits of the Merger and could adversely affect our business.

We will incur direct and indirect costs as a result of the Merger.

We will incur substantial expenses in connection with and as a result of completing the Merger and, following completion, we may incur additional expenses in connection with combining the businesses, operations, policies and procedures of the two companies. Factors beyond our control could affect the total amount or timing of these expenses, many of which, by their nature, are difficult to estimate accurately.

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

TPG MORTGAGE INVESTMENT TRUST, INC.

August 10, 2026	By:	/s/ THOMAS J. DURKIN
Thomas J. Durkin
Chief Executive Officer and President (principal executive officer)

August 10, 2026	By:	/s/ ANTHONY W. ROSSIELLO
Anthony W. Rossiello
Chief Financial Officer (principal financial officer and principal accounting officer)