Form 10-Q
period 2026-09-30
TPG Mortgage Investment Trust, Inc.
filed 2026-11-06
CIK 1514281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________

FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Yes   ☐     No   ☒
As of November 3, 2026, there were 31,803,475 outstanding shares of common stock of TPG Mortgage Investment Trust, Inc.

TPG MORTGAGE INVESTMENT TRUST, INC.

PART I

ITEM 1. FINANCIAL STATEMENTS

TPG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands, except per share data)

	September 30, 2026	December 31, 2025
Assets
Securitized residential mortgage loans, at fair value - $706,471 and $766,901 pledged as collateral, respectively (1)	$6,947,039	$7,999,619
Residential mortgage loans, at fair value - $226,331 and $198,596 pledged as collateral, respectively	226,985	199,677
Commercial loans, at fair value - $44,087 and $55,376 pledged as collateral, respectively	44,087	55,376
Real estate securities, at fair value - $306,128 and $231,894 pledged as collateral, respectively	342,496	260,304
Investments in debt and equity of affiliates	54,651	61,333
Cash and cash equivalents	56,684	57,832
Restricted cash	28,707	18,489
Other assets - $0 and $319 pledged as collateral, respectively	61,418	58,900
Total Assets	$7,762,067	$8,711,530

Liabilities
Securitized debt, at fair value (1)	$6,142,264	$7,177,923
Financing arrangements	951,353	826,394
Senior unsecured notes	97,065	96,458
Dividend payable	7,633	7,301
Other liabilities (2)	40,927	42,720
Total Liabilities	7,239,242	8,150,796
Commitments and Contingencies (Note 12)
Stockholders’ Equity
Preferred stock - $227,991 aggregate liquidation preference	220,472	220,472
Common stock, par value $0.01 per share; 450,000 shares of common stock authorized and 31,803 and 31,744 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	318	317
Additional paid-in capital	840,757	840,401
Retained earnings/(deficit)	(538,722)	(500,456)
Total Stockholders' Equity	522,825	560,734

Total Liabilities and Stockholders’ Equity	$7,762,067	$8,711,530
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

TPG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net Interest Income
Interest income	$121,008	$124,714	$374,971	$344,709
Interest expense	100,327	105,232	313,404	288,626
Total Net Interest Income	20,681	19,482	61,567	56,083

Other Income/(Loss)
Net interest component of interest rate swaps	362	1,108	1,060	2,666
Net realized gain/(loss)	1,676	(3,578)	(286)	(7,062)
Net unrealized gain/(loss)	(19,855)	13,199	(31,893)	13,961
Total Other Income/(Loss)	(17,817)	10,729	(31,119)	9,565

Expenses
Management fee to affiliate (1)	2,301	2,319	6,931	6,947
Non-investment related expenses (1)	2,757	2,603	7,719	8,390
Investment related expenses (1)	4,187	4,322	12,705	11,205
Transaction related expenses (1)	4,066	1,962	4,732	6,041
Total Expenses	13,311	11,206	32,087	32,583

Income/(loss) before equity in earnings/(loss) from affiliates	(10,447)	19,005	(1,639)	33,065

Equity in earnings/(loss) from affiliates	167	1,645	2,436	3,061
Income/(Loss) before Income Taxes	(10,280)	20,650	797	36,126

Income tax expense	251	689	621	743
Net Income/(Loss)	(10,531)	19,961	176	35,383

Dividends on preferred stock	5,212	5,344	15,542	15,969

Net Income/(Loss) Available to Common Stockholders	$(15,743)	$14,617	$(15,366)	$19,414

Earnings/(Loss) Per Share of Common Stock
Basic	$(0.49)	$0.47	$(0.48)	$0.64
Diluted	$(0.49)	$0.47	$(0.48)	$0.64

Weighted Average Number of Shares of Common Stock Outstanding
Basic	31,803	31,049	31,776	30,136
Diluted	31,803	31,064	31,776	30,158
(1) Refer to Note 10 for additional details on related party transactions.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TPG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except per share data)

For the Three Months Ended September 30, 2026 and September 30, 2025
	Common Stock		Preferred Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)
	Shares	Amount				Total
Balance at July 1, 2026	31,803	$318	$220,472	$840,572	$(515,358)	$546,004
Grant of restricted stock and amortization of equity based compensation	—	—	—	185	—	185
Common dividends declared ($0.24 per share)	—	—	—	—	(7,633)	(7,633)
Preferred dividends declared (1)	—	—	—	—	(5,200)	(5,200)
Net Income/(Loss)	—	—	—	—	(10,531)	(10,531)
Balance at September 30, 2026	31,803	$318	$220,472	$840,757	$(538,722)	$522,825

	Common Stock		Preferred Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)
	Shares	Amount				Total
Balance at July 1, 2025	29,691	$297	$220,472	$824,763	$(509,125)	$536,407
Net proceeds from issuance of common stock	2,028	20	—	15,310	—	15,330
Grant of restricted stock and amortization of equity based compensation	13	—	—	164	—	164
Common dividends declared ($0.21 per share)	—	—	—	—	(6,664)	(6,664)
Preferred dividends declared (1)	—	—	—	—	(5,355)	(5,355)
Net Income/(Loss)	—	—	—	—	19,961	19,961
Balance at September 30, 2025	31,732	$317	$220,472	$840,237	$(501,183)	$559,843

For the Nine Months Ended September 30, 2026 and September 30, 2025
	Common Stock		Preferred Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)
	Shares	Amount				Total
Balance at January 1, 2026	31,744	$317	$220,472	$840,401	$(500,456)	$560,734
Grant of restricted stock and amortization of equity based compensation, net (2)	59	1	—	356	—	357
Common dividends declared ($0.72 per share)	—	—	—	—	(22,883)	(22,883)
Preferred dividends declared (3)	—	—	—	—	(15,559)	(15,559)
Net Income/(Loss)	—	—	—	—	176	176
Balance at September 30, 2026	31,803	$318	$220,472	$840,757	$(538,722)	$522,825

	Common Stock		Preferred Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)
	Shares	Amount				Total
Balance at January 1, 2025	29,640	$296	$220,472	$824,380	$(501,725)	$543,423
Net proceeds from issuance of common stock	2,028	20	—	15,310	—	15,330
Grant of restricted stock and amortization of equity based compensation	64	1	—	547	—	548
Common dividends declared ($0.62 per share)	—	—	—	—	(18,831)	(18,831)
Preferred dividends declared (3)	—	—	—	—	(16,010)	(16,010)
Net Income/(Loss)	—	—	—	—	35,383	35,383
Balance at September 30, 2025	31,732	$317	$220,472	$840,237	$(501,183)	$559,843
(1)For the three months ended September 30, 2026 and 2025, dividends totaling $0.51563 and $0.51563 per share of Series A Preferred Stock, $0.50 and $0.50 per share of Series B Preferred Stock, and $0.664786 and $0.706042 per share of Series C Preferred Stock outstanding were declared, respectively.
(2)During the nine months ended September 30, 2026, the Company retired 19 thousand shares of common stock to pay $0.2 million of withholding taxes on the net settlement of equity based compensation.
(3)For the nine months ended September 30, 2026 and 2025, dividends totaling $1.54689 and $1.54689 per share of Series A Preferred Stock, $1.50 and $1.50 per share of Series B Preferred Stock, and $1.983129 and $2.103968 per share of Series C Preferred Stock outstanding were declared, respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TPG Mortgage Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended
	September 30, 2026	September 30, 2025
Cash Flows from Operating Activities
Net income/(loss)	$176	$35,383
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Net amortization of premium/(discount)	25,801	13,812
Net realized (gain)/loss	286	7,062
Net unrealized (gain)/loss	31,893	(13,961)
Grant of restricted stock and amortization of equity based compensation	527	548
Equity in (earnings)/loss from affiliates	(2,436)	(3,061)
Change in operating assets/liabilities:
Other assets	6,271	3,218
Other liabilities	(2,859)	(2,107)
Net cash provided by (used in) operating activities	59,659	40,894

Cash Flows from Investing Activities
Purchases of residential mortgage loans	(475,968)	(2,674,073)
Purchases of real estate securities	(112,848)	(26,064)
Investments in debt and equity of affiliates	—	(114)
Proceeds from sales of residential mortgage loans	75,706	57,761
Proceeds from sales of real estate securities	522	5,189
Principal repayments on residential mortgage loans	1,106,236	674,461
Principal repayments on real estate securities	27,971	25,666
Principal repayments on commercial loans	1,343	—
Principal funding on residential mortgage loans	(14,114)	(12,921)
Distributions received in excess of income from investments in debt and equity of affiliates	9,123	4,179
Net settlement of interest rate swaps and other instruments	16,621	(12,643)
Net settlement of TBAs	—	(1,852)
Cash flows provided by other investing activities	6,263	5,609
Cash flows used in other investing activities	(1,979)	—
Net cash provided by (used in) investing activities	638,876	(1,954,802)

Cash Flows from Financing Activities
Net borrowings under (repayments of) financing arrangements	124,959	146,260
Principal repayments on fixed-rate long-term financing arrangements	—	(49,312)
Deferred financing costs paid	(58)	(328)
Proceeds from issuance of securitized debt	266,610	2,414,135
Principal repayments on securitized debt	(1,042,696)	(624,798)
Withholding taxes paid on the net settlement of equity based compensation	(170)	—
Dividends paid on common stock	(22,551)	(17,799)
Dividends paid on preferred stock	(15,559)	(16,010)
Net cash provided by (used in) financing activities	(689,465)	1,852,148

Net change in cash and cash equivalents and restricted cash	9,070	(61,760)
Cash and cash equivalents and restricted cash, Beginning of Period	76,321	138,568
Cash and cash equivalents and restricted cash, End of Period	$85,391	$76,808

	Nine Months Ended
	September 30, 2026	September 30, 2025
Supplemental disclosure of cash flow information:
Cash paid for interest	$307,076	$263,028
Cash paid for taxes	$849	$226

Supplemental disclosure of non-cash financing and investing activities:
Transfer from residential mortgage loans to securitized residential mortgage loans	$345,225	$2,592,027
Common stock dividends declared but not paid	$7,633	$6,664
Transfer from residential mortgage loans to other assets	$9,774	$8,319
Investments in debt and equity of affiliates (Note 10)	$—	$15,330
Issuance of common stock (Note 10)	$—	$15,330

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	September 30, 2026	September 30, 2025
Cash and cash equivalents	$56,684	$59,000
Restricted cash	28,707	17,808
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$85,391	$76,808

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TPG Mortgage Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2026

1. Organization

TPG Mortgage Investment Trust, Inc. (the "Company" or "MITT") is a residential mortgage REIT with a focus on investing in a diversified risk-adjusted portfolio of residential mortgage-related assets in the U.S. mortgage market. The Company’s investment activities primarily include acquiring and securitizing newly-originated residential mortgage loans within the non-agency segment of the housing market. The Company obtains its residential mortgage loans through Arc Home, LLC ("Arc Home"), a residential mortgage loan originator in which the Company owned an approximate 66.0% interest as of September 30, 2026, and through other third-party origination partners.

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
September 30, 2026
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

Proposed Acquisition of Cherry Hill Mortgage Investment Corporation

On August 9, 2026, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Cherry Hill Mortgage Investment Corporation, a Maryland corporation ("CHMI"), Cherry Hill Operating Partnership, LP (“CHOP”), MIT Merger Sub II, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“Merger Sub”), and, solely for the limited purposes set forth in the Merger Agreement, the Manager. Pursuant to, and subject to the terms and conditions set forth in the Merger Agreement, CHMI will merge with and into Merger Sub, with Merger Sub surviving (the “Merger”).

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
September 30, 2026

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
September 30, 2026
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
September 30, 2026
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

TPG Mortgage Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2026
3. Loans

Residential mortgage loans

The tables below detail information regarding the Company’s residential mortgage loan portfolio by collateral type as of September 30, 2026 and December 31, 2025 ($ in thousands). The gross unrealized gains/(losses) in the table below represent inception to date gains/(losses) since acquisition.

	Unpaid Principal Balance			Gross Unrealized			Weighted Average
September 30, 2026		Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield (1)	Life (Years) (2)
Securitized residential mortgage loans, at fair value (3)
Non-Agency Loans (4)	$6,170,686	$61,339	$6,232,025	$11,836	$(465,758)	$5,778,103	5.77%	5.67%	7.45
Home Equity Loans	992,263	65,781	1,058,044	3,907	(13,558)	1,048,393	9.49%	7.47%	5.04
Re- and Non-Performing Loans	145,651	(8,785)	136,866	—	(16,323)	120,543	4.10%	5.77%	5.15
Total Securitized residential mortgage loans, at fair value	$7,308,600	$118,335	$7,426,935	$15,743	$(495,639)	$6,947,039	6.24%	5.93%	7.08

Residential mortgage loans, at fair value
Agency-Eligible Loans	$20,111	$277	$20,388	$—	$(473)	$19,915	6.86%	6.35%	6.19
Home Equity Loans	195,985	5,801	201,786	87	(1,729)	200,144	8.91%	8.05%	6.02
Non-Agency Loans	6,653	125	6,778	—	(506)	6,272	6.37%	4.65%	5.87
Re- and Non-Performing Loans	680	(392)	288	366	—	654	N/A	NM	0.95
Total Residential mortgage loans, at fair value	$223,429	$5,811	$229,240	$453	$(2,708)	$226,985	8.65%	8.02%	6.02

Total as of September 30, 2026	$7,532,029	$124,146	$7,656,175	$16,196	$(498,347)	$7,174,024	6.32%	5.99%	7.05

	Unpaid Principal Balance			Gross Unrealized			Weighted Average
December 31, 2025		Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield (1)	Life (Years) (2)
Securitized residential mortgage loans, at fair value (3)
Non-Agency Loans (4)	$7,026,365	$59,755	$7,086,120	$84,870	$(266,118)	$6,904,872	5.87%	5.74%	7.30
Home Equity Loans	874,718	61,241	935,959	24,574	—	960,533	9.81%	7.70%	5.43
Re- and Non-Performing Loans	155,984	(9,693)	146,291	—	(12,077)	134,214	4.22%	5.93%	5.54
Total Securitized residential mortgage loans, at fair value	$8,057,067	$111,303	$8,168,370	$109,444	$(278,195)	$7,999,619	6.27%	5.97%	7.07

Residential mortgage loans, at fair value
Agency-Eligible Loans	$20,524	$326	$20,850	$299	$—	$21,149	6.83%	6.34%	4.83
Home Equity Loans	135,804	5,913	141,717	663	(41)	142,339	9.07%	7.77%	4.83
Non-Agency Loans	36,578	638	37,216	18	(2,126)	35,108	6.14%	3.62%	4.17
Re- and Non-Performing Loans	1,140	(696)	444	637	—	1,081	N/A	NM	1.12
Total Residential mortgage loans, at fair value	$194,046	$6,181	$200,227	$1,617	$(2,167)	$199,677	8.27%	7.22%	4.68

Total as of December 31, 2025	$8,251,113	$117,484	$8,368,597	$111,061	$(280,362)	$8,199,296	6.32%	6.00%	7.01
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

TPG Mortgage Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2026
The following tables present information regarding the delinquency status of the Company's residential mortgage loans ($ in thousands).

	Unpaid Principal Balance	Loan Count (1)	Aging by Unpaid Principal Balance (1)
September 30, 2026			Current	30-59 Days	60-89 Days	90+ Days (2)
Securitized residential mortgage loans
Non-Agency Loans	$6,170,686	16,603	$5,975,887	$70,470	$40,624	$83,705
Home Equity Loans	992,263	11,889	977,187	6,356	1,761	6,959
Re- and Non-Performing Loans	145,651	1,000	121,876	8,912	3,157	11,706
Total Securitized residential mortgage loans	$7,308,600	29,492	$7,074,950	$85,738	$45,542	$102,370
Residential mortgage loans
Agency-Eligible Loans	$20,111	38	$19,658	$—	$—	$453
Home Equity Loans	195,985	2,574	195,445	—	53	487
Non-Agency Loans	6,653	9	4,672	—	—	1,981
Re- and Non-Performing Loans (1)	680	N/A	N/A	N/A	N/A	N/A
Total Residential mortgage loans	$223,429	2,621	$219,775	$—	$53	$2,921
Total as of September 30, 2026	$7,532,029	32,113	$7,294,725	$85,738	$45,595	$105,291
Percent of Unpaid Principal Balance (1)			96.9%	1.1%	0.6%	1.4%

	Unpaid Principal Balance	Loan Count (1)	Aging by Unpaid Principal Balance (1)
December 31, 2025			Current	30-59 Days	60-89 Days	90+ Days (2)
Securitized residential mortgage loans
Non-Agency Loans	$7,026,365	18,430	$6,833,324	$76,326	$32,323	$84,392
Home Equity Loans	874,718	10,599	869,432	2,963	489	1,834
Re- and Non-Performing Loans	155,984	1,073	123,901	14,730	5,247	12,106
Total Securitized residential mortgage loans	$8,057,067	30,102	$7,826,657	$94,019	$38,059	$98,332
Residential mortgage loans
Agency-Eligible Loans	$20,524	38	$19,825	$699	$—	$—
Home Equity Loans	135,804	1,368	135,773	—	—	31
Non-Agency Loans	36,578	53	16,468	1,444	1,112	17,554
Re- and Non-Performing Loans (1)	1,140	N/A	N/A	N/A	N/A	N/A
Total Residential mortgage loans	$194,046	1,459	$172,066	$2,143	$1,112	$17,585
Total as of December 31, 2025	$8,251,113	31,561	$7,998,723	$96,162	$39,171	$115,917
Percent of Unpaid Principal Balance (1)			96.9%	1.2%	0.5%	1.4%
(1)Loan count and aging data exclude the Re- and Non-Performing Loans subcategory of Residential mortgage loans above as there may be limited data available regarding the underlying collateral of these residual positions.
(2)Represents loans that either have a delinquency status greater than 90 days or are in the process of foreclosure. As of September 30, 2026, the $105.3 million of unpaid principal balance included securitized residential mortgage loans and residential mortgage loans that were 90+ days delinquent with a fair value of $42.0 million and loans in the process of foreclosure with a fair value of $56.3 million. As of December 31, 2025, the $115.9 million of unpaid principal balance included securitized residential mortgage loans and residential mortgage loans that were 90+ days delinquent with a fair value of $54.0 million and loans in the process of foreclosure with a fair value of $57.1 million.

As of September 30, 2026 and December 31, 2025, 6.0% and 6.4%, respectively, of the unpaid principal balance of the Company's securitized residential mortgage loans and residential mortgage loans were adjustable rate mortgages.

During the three and nine months ended September 30, 2026 and 2025, the Company purchased residential mortgage loans, as detailed below (in thousands).

	Three Months Ended				Nine Months Ended
	September 30, 2026		September 30, 2025		September 30, 2026		September 30, 2025
	Unpaid Principal Balance	Fair Value (1)	Unpaid Principal Balance	Fair Value (1)	Unpaid Principal Balance	Fair Value (1)	Unpaid Principal Balance	Fair Value (1)
Agency-Eligible Loans	$—	$—	$861,631	$888,611	$475	$486	$1,554,544	$1,595,966
Home Equity Loans	305,833	317,439	768,692	830,877	456,588	473,969	991,487	1,063,466
Total	$305,833	$317,439	$1,630,323	$1,719,488	$457,063	$474,455	$2,546,031	$2,659,432
(1)Fair value represents purchase price at acquisition.

TPG Mortgage Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2026

During the nine months ended September 30, 2026 and 2025, the Company sold residential mortgage loans as detailed below ($ in thousands). The Company did not sell any residential mortgage loans during the three months ended September 30, 2026 and 2025.

	Nine Months Ended
	Number of Loans	Proceeds	Realized Gains	Realized Losses
September 30, 2026
Non-Agency Loans	39	$25,585	$107	$(1,510)
Home Equity Loans	601	49,375	26	(25)
Re- and Non-Performing Loans	12	746	34	(255)
Total	652	$75,706	$167	$(1,790)

September 30, 2025
Agency-Eligible Loans	88	$37,333	$238	$(219)
Non-Agency Loans	21	11,336	341	(1,152)
Re- and Non-Performing Loans	88	9,092	832	(1,149)
Total	197	$57,761	$1,411	$(2,520)
The Company’s residential mortgage loan portfolio consists of mortgage loans on residential real estate located throughout the United States. The following is a summary of the geographic concentration of credit risk as of September 30, 2026 and December 31, 2025 and includes states where the exposure is greater than 5% of the unpaid principal balance of the Company's residential mortgage loan portfolio.

Geographic Concentration of Credit Risk (1)	September 30, 2026	December 31, 2025
California	30%	30%
Florida	10%	10%
New York	8%	8%
Texas	6%	6%
Other	46%	46%
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

TPG Mortgage Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2026

The following table details the carrying value related to the assets and liabilities of the Company’s consolidated VIEs as of September 30, 2026 and December 31, 2025 (in thousands).

	Non-Agency VIEs		Home Equity VIEs		RPL/NPL VIEs		Total VIEs
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Assets
Securitized residential mortgage loans, at fair value (1)	$5,778,103	$6,904,872	$1,048,393	$960,533	$120,543	$134,214	$6,947,039	$7,999,619
Restricted Cash	22	—	1,055	1,055	9	12	1,086	1,067
Other assets	35,606	37,711	10,195	8,128	4,881	5,517	50,682	51,356
Total Assets	$5,813,731	$6,942,583	$1,059,643	$969,716	$125,433	$139,743	$6,998,807	$8,052,042

Liabilities
Securitized debt, at fair value (1) (2)	$5,202,872	$6,265,540	$855,912	$817,889	$83,480	$94,494	$6,142,264	$7,177,923
Other liabilities	23,216	26,129	4,797	4,497	252	274	28,265	30,900
Total Liabilities	$5,226,088	$6,291,669	$860,709	$822,386	$83,732	$94,768	$6,170,529	$7,208,823

Total Equity (3)	$587,643	$650,914	$198,934	$147,330	$41,701	$44,975	$828,278	$843,219
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

TPG Mortgage Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2026

Legacy WMC Commercial loans

The tables below detail information regarding the Company's Legacy WMC Commercial loan portfolio as of September 30, 2026 and December 31, 2025 ($ in thousands). The gross unrealized gains/(losses) in the table below represent inception to date gains/(losses) since acquisition.

September 30, 2026		Premium / (Discount)	Amortized Cost (3)	Gross Unrealized Losses	Fair Value	Weighted Average			Maturity Date (4)	LTV (5)	Location
Loan (1)(2)	Unpaid Principal Balance					Coupon	Yield (4)	Life (Years) (4)
Loan A (6)	$7,259	$(245)	$7,014	$(696)	$6,318	7.86%	—%	N/A	N/A	61.63%	IL, FL
Loan B (6)	13,206	(445)	12,761	(4,340)	8,421	7.86%	—%	N/A	N/A	75.33%	CA
Loan C (6)	24,535	(828)	23,707	(8,063)	15,644	7.86%	—%	N/A	N/A	77.22%	NY
Loan D (7)	20,861	(2,572)	18,289	(4,585)	13,704	7.12%	—%	N/A	N/A	42.50%	CT
Total	$65,861	$(4,090)	$61,771	$(17,684)	$44,087	7.63%	—%	N/A		63.83%

December 31, 2025		Premium / (Discount)	Amortized Cost (3)	Gross Unrealized Losses	Fair Value	Weighted Average			Maturity Date (4)	LTV (5)	Location
Loan (1)(2)	Unpaid Principal Balance					Coupon	Yield (4)	Life (Years) (4)
Loan A (6)	$7,259	$(29)	$7,230	$(684)	$6,546	7.98%	—%	N/A	N/A	61.63%	IL, FL
Loan B (6)	13,206	(52)	13,154	(1,244)	11,910	7.98%	—%	N/A	N/A	75.33%	CA
Loan C (6)	24,535	(99)	24,436	(2,310)	22,126	7.98%	—%	N/A	N/A	77.22%	NY
Loan D (7)	22,204	(611)	21,593	(6,799)	14,794	7.16%	—%	N/A	N/A	42.50%	CT
Total	$67,204	$(791)	$66,413	$(11,037)	$55,376	7.71%	—%	N/A		65.69%
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
(4)The borrowers for the Company’s Legacy WMC Commercial Loans are in maturity default as of September 30, 2026 and December 31, 2025. See footnotes 5 and 6 for further details related to each loan. In September 2026, the Company extended the maturity of its financing arrangement collateralized by Legacy WMC Commercial Loans to January 19, 2027. All proceeds from asset paydowns or sales will be applied to reduce the outstanding balance, which was $16.5 million as of September 30, 2026.
(5)Represents the LTV at acquisition of WMC. The total LTV on commercial loans is presented based on fair value.
(6)Loans A, B, and C have a floating rate coupon equal to 4.20% plus one-month SOFR and are collateralized by hotels. During the second quarter 2025, these loans entered maturity default. Following a period of forbearance, the lender parties and the borrower are pursuing consensual sales of the hotels, which may include transferring title of all or certain of the properties to the lender parties via a deed-in-lieu of foreclosure to facilitate the sales. The Company expects the sales of the underlying hotels which collateralize Loan A to be completed in the fourth quarter of 2026. There are no assurances that sales can be completed in the manner or within the time anticipated or at all.
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

TPG Mortgage Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2026
4. Real Estate Securities

The following tables detail the Company’s real estate securities portfolio by collateral type as of September 30, 2026 and December 31, 2025 ($ in thousands). The Company’s real estate securities include its interest in VIEs in which the Company has concluded that it is not the primary beneficiary and, as a result, did not consolidate the VIEs. The gross unrealized gains/(losses) in the tables below represent inception to date unrealized gains/(losses) since acquisition.

	Current Face (1)	Premium/ (Discount) (1)	Amortized Cost	Gross Unrealized		Fair Value (2)	Weighted Average
September 30, 2026				Gains	Losses		Coupon (3)	Yield (4)	Life (Years) (5)
Non-Agency RMBS
Non-QM Loans (6) (7)	$84,457	$(3,046)	$83,930	$1,117	$(2,181)	$82,866	3.01%	6.92%	2.18
Agency-Eligible Loans (7)	40,103	(2,414)	38,229	521	(1,062)	37,688	3.68%	7.31%	6.74
Home Equity Loans (7)	140,174	(4,839)	156,234	6,350	(1,385)	161,199	5.75%	9.17%	5.04
Prime Jumbo Loans	4,248	(1,542)	2,706	439	—	3,145	4.41%	9.19%	17.33
Total Non-Agency RMBS	268,982	(11,841)	281,099	8,427	(4,628)	284,898	4.20%	8.25%	4.45

Legacy WMC CMBS (8)	82,072	(33,203)	48,869	3,955	(10,874)	41,950	5.91%	16.76%	1.57

Agency RMBS Interest Only	N/A	N/A	14,377	1,796	(525)	15,648	4.89%	10.12%	6.34
Total as of September 30, 2026	$351,054	$(45,044)	$344,345	$14,178	$(16,027)	$342,496	4.56%	9.53%	4.33

	Current Face (1)	Premium / (Discount) (1)	Amortized Cost	Gross Unrealized		Fair Value (2)	Weighted Average
December 31, 2025				Gains	Losses		Coupon (3)	Yield (4)	Life (Years) (5)
Non-Agency RMBS
Non-QM Loans (6)	$48,814	$(2,160)	$48,526	$816	$(2,379)	$46,963	3.11%	6.66%	3.57
Agency-Eligible Loans (7)	44,491	(2,656)	42,439	1,841	(117)	44,163	3.57%	7.41%	6.74
Home Equity Loans (7)	84,647	(2,018)	99,617	7,514	(189)	106,942	5.55%	10.47%	5.51
Prime Jumbo Loans	4,256	(1,616)	2,640	673	—	3,313	4.49%	8.82%	18.36
Total Non-Agency RMBS	182,208	(8,450)	193,222	10,844	(2,685)	201,381	4.09%	8.82%	5.39

Legacy WMC CMBS (8)	82,962	(37,015)	45,947	5,814	(9,196)	42,565	5.95%	15.30%	1.73

Agency RMBS Interest Only	N/A	N/A	16,630	249	(521)	16,358	4.57%	7.30%	5.17
Total as of December 31, 2025	$265,170	$(45,465)	$255,799	$16,907	$(12,402)	$260,304	4.55%	9.89%	4.93
(1)Current Face and Premium/(Discount) exclude Interest Only securities, which have no principal balances and bear interest based on a notional value. The notional value is used solely to determine interest distributions on the interest only classes of securities. As of September 30, 2026, the notional balance of the Non-QM Loans, Agency-Eligible Loans, Home Equity Loans, and Agency RMBS Interest Only line items were $129.8 million, $33.8 million, $311.9 million, and $68.6 million, respectively. As of December 31, 2025, the notional value of the Non-QM Loans, Agency-Eligible Loans, Home Equity Loans, and Agency RMBS Interest Only line items were $66.3 million, $40.4 million, $249.1 million, and $85.0 million, respectively.
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
(6)Certain Non-Agency RMBS include securities issued under Gold Creek Asset Trust ("GCAT"), which is the TPG securitization shelf under which the Company or private funds under the management of TPG securitize loans. These securities were retained from rated Non-QM Loan and Home Equity Loan securitizations the Company participated in alongside private funds managed by an affiliate of TPG. The Company’s interest in the retained tranches represents its continuing involvement in these securitization trusts. As of September 30, 2026 and December 31, 2025, the Company’s Non-QM Loans includes $42.3 million and $42.4 million of retained securities from these transactions, respectively. As of September 30, 2026, the Company’s Home Equity Loans includes $18.0 million of retained securities from these transactions.
(7)For certain Non-Agency RMBS, the Company acted as a co-sponsor of rated securitizations alongside private funds managed by an affiliate of TPG or an unrelated third party. As the co-sponsor, the Company retained an eligible vertical interest to comply with risk retention rules which consists of at least 5% of each class of securities issued in the securitizations and represents the Company’s continuing involvement in these securitization trusts. The remaining tranches were sold to third parties and certain private funds managed by an affiliate of TPG, or were retained by the Company. As of September 30, 2026, the Company’s Non-QM Loans includes $37.1 million of retained securities from these transactions. As of September 30, 2026 and December 31, 2025, the Company’s Agency-Eligible Loans includes $35.9 million and $42.2 million of retained securities from these transactions, respectively. As of September 30, 2026 and December 31, 2025, the Company’s Home Equity Loans includes $136.8 million and $78.7 million of retained securities from these transactions, respectively.
(8)As of September 30, 2026 and December 31, 2025, there are Legacy WMC CMBS with an unpaid principal balance of $23.5 million and $23.5 million, respectively, and a fair value of $4.7 million and $6.3 million, respectively, which are on non-accrual or cost recovery status.

TPG Mortgage Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2026
The following tables summarize the Company's real estate securities according to their projected weighted average life classifications as of September 30, 2026 and December 31, 2025 (in thousands).

September 30, 2026	Non-Agency RMBS		Legacy WMC CMBS		Agency RMBS		Real Estate Securities Total
Weighted Average Life (1)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than or equal to one year	$—	$—	$2,740	$8,868	$—	$—	$2,740	$8,868
Greater than one year and less than or equal to five years	203,509	203,086	39,210	40,001	—	—	242,719	243,087
Greater than five years and less than or equal to ten years	58,018	53,777	—	—	15,648	14,377	73,666	68,154
Greater than ten years	23,371	24,236	—	—	—	—	23,371	24,236
Total as of September 30, 2026	$284,898	$281,099	$41,950	$48,869	$15,648	$14,377	$342,496	$344,345

December 31, 2025	Non-Agency RMBS		Legacy WMC CMBS		Agency RMBS		Real Estate Securities Total
Weighted Average Life (1)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than or equal to one year	$—	$—	$4,921	$8,589	$—	$—	$4,921	$8,589
Greater than one year and less than or equal to five years	98,432	96,270	37,644	37,358	838	600	136,914	134,228
Greater than five years and less than or equal to ten years	80,653	75,378	—	—	15,520	16,030	96,173	91,408
Greater than ten years	22,296	21,574	—	—	—	—	22,296	21,574
Total as of December 31, 2025	$201,381	$193,222	$42,565	$45,947	$16,358	$16,630	$260,304	$255,799
(1)This is based on projected life. Typically, actual maturities are shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

The Company sold real estate securities during the nine months ended September 30, 2026 and 2025, as detailed below ($ in thousands). The Company did not sell any real estate securities during during the three months ended September 30, 2026 and 2025.

	Nine Months Ended
	Number of Securities	Proceeds	Realized Gains	Realized Losses
September 30, 2026
Agency RMBS	6	$522	$4	$(120)

September 30, 2025
Agency RMBS	1	$1,894	$241	$—
Non-Agency RMBS	2	1,336	72	—
Legacy WMC CMBS	1	1,959	—	(144)
Total	4	$5,189	$313	$(144)

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

TPG Mortgage Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2026

The following tables present the Company’s financial instruments measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 (in thousands).

	Fair Value at September 30, 2026				Fair Value at December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Securitized residential mortgage loans	$—	$—	$6,947,039	$6,947,039	$—	$—	$7,999,619	$7,999,619
Residential mortgage loans	—	654	226,331	226,985	—	1,081	198,596	199,677
Legacy WMC Commercial Loans	—	—	44,087	44,087	—	—	55,376	55,376
Non-Agency RMBS	—	8,411	276,487	284,898	—	9,835	191,546	201,381
Legacy WMC CMBS	—	41,950	—	41,950	—	42,565	—	42,565
Agency RMBS	—	15,648	—	15,648	—	16,358	—	16,358
Derivative assets (1)	—	18,780	—	18,780	—	5,395	—	5,395
Cash equivalents (2)	16,111	—	—	16,111	55,979	—	—	55,979
Other assets	1,918	—	—	1,918	—	—	—	—
AG Arc (3)	—	—	45,713	45,713	—	—	50,016	50,016
Total Assets Measured at Fair Value	$18,029	$85,443	$7,539,657	$7,643,129	$55,979	$75,234	$8,495,153	$8,626,366

Liabilities:
Securitized debt	$—	$—	$(6,142,264)	$(6,142,264)	$—	$—	$(7,177,923)	$(7,177,923)
Derivative liabilities (1)	—	(16)	—	(16)	—	(1,169)	—	(1,169)
Total Liabilities Measured at Fair Value	$—	$(16)	$(6,142,264)	$(6,142,280)	$—	$(1,169)	$(7,177,923)	$(7,179,092)
(1)As of September 30, 2026, the Company applied a reduction in fair value of $18.8 million and $11 thousand to its interest rate swap assets and liabilities, respectively, related to variation margin with a corresponding increase or decrease in restricted cash. As of December 31, 2025, the Company applied a reduction in fair value of $5.3 million and $1.2 million to its interest rate swap assets and liabilities, respectively, related to variation margin with a corresponding increase or decrease in restricted cash. Derivative assets and liabilities are included in the "Other assets" and "Other liabilities" line items on the consolidated balance sheets, respectively.
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
September 30, 2026
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

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the three and nine months ended September 30, 2026 and 2025.

The Company did not have any transfers of assets or liabilities between Levels 1 or 2 and Level 3 of the fair value hierarchy during the three and nine months ended September 30, 2026 and 2025. Transfers into the Level 3 category of the fair value hierarchy occur due to instruments exhibiting indications of reduced levels of market transparency. Transfers out of the Level 3 category of the fair value hierarchy occur due to instruments exhibiting indications of increased levels of market transparency. Indications of increases or decreases in levels of market transparency include a change in observable transactions or executable quotes involving these instruments or similar instruments. Changes in these indications could impact price transparency, and thereby cause a change in level designations in future periods.

TPG Mortgage Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2026
The following tables present additional information about the Company’s assets and liabilities which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value (in thousands).

Three Months Ended September 30, 2026
	Residential Mortgage Loans (1)	Legacy WMC Commercial Loans	Non-Agency RMBS	AG Arc	Securitized Debt
Beginning balance	$7,380,650	$49,254	$241,893	$46,435	$(6,355,237)
Purchases	317,343	—	45,809	—	—
Issuances of Securitized Debt	—	—	—	—	(265,466)
Capital distributions	—	—	—	—	—
Proceeds from sales or settlements	—	—	—	—	—
Principal repayments	(301,810)	—	(7,176)	—	278,807
Principal funding	4,546	—	—	—	—
Included in net income:
Net premium and discount amortization (2)	(2,411)	(380)	(887)	—	(2,100)
Net realized gain/(loss)	(123)	—	—	—	—
Net unrealized gain/(loss)	(222,354)	(4,787)	(3,152)	—	201,732
Equity in earnings/(loss) from affiliates	—	—	—	(722)	—
Other (3)	(2,471)	—	—	—	—
Ending Balance	$7,173,370	$44,087	$276,487	$45,713	$(6,142,264)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of September 30, 2026
Net premium and discount amortization (2)	$(2,411)	$(380)	$(887)	$—	$(2,100)
Net unrealized gain/(loss)	(222,354)	(4,787)	(3,152)	—	201,732
Equity in earnings/(loss) from affiliates	—	—	—	(722)	—

Three Months Ended September 30, 2025
	Residential Mortgage Loans (1)	Legacy WMC Commercial Loans	Non-Agency RMBS	Other Assets (4)	AG Arc	Securitized Debt	Other Liabilities (4)
Beginning balance	$6,974,999	$64,883	$137,945	$511	$32,205	$(5,937,637)	$(51)
Purchases	1,719,848	—	—	—	15,330	—	—
Issuances of Securitized Debt	—	—	—	—	—	(1,678,309)	—
Capital distributions	—	—	—	—	(628)	—	—
Proceeds from sales or settlements	—	—	—	(628)	—	—	153
Principal repayments	(251,531)	—	(2,898)	—	—	238,336	—
Principal funding	5,968	—	—	—	—	—	—
Included in net income:
Net premium and discount amortization (2)	(591)	6	(679)	—	—	(4,791)	—
Net realized gain/(loss)	(224)	—	—	628	—	—	(153)
Net unrealized gain/(loss)	67,042	(7,151)	4,059	(383)	—	(45,710)	(580)
Equity in earnings/(loss) from affiliates	—	—	—	—	2,337	—	—
Other (3)	(1,281)	—	—	—	—	—	—
Ending Balance	$8,514,230	$57,738	$138,427	$128	$49,244	$(7,428,111)	$(631)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of September 30, 2025
Net premium and discount amortization (2)	(591)	6	(679)	—	—	(4,791)	—
Net unrealized gain/(loss)	67,042	(7,151)	4,059	128	—	(45,710)	(631)
Equity in earnings/(loss) from affiliates	—	—	—	—	2,337	—	—

TPG Mortgage Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2026

Nine Months Ended September 30, 2026
	Residential Mortgage Loans (1)	Legacy WMC Commercial Loans	Non-Agency RMBS	Other Assets (4)	AG Arc	Securitized Debt
Beginning balance	$8,198,215	$55,376	$191,546	$—	$50,016	$(7,177,923)
Purchases	474,089	—	112,197	—	—	—
Issuances of Securitized Debt	—	—	—	—	—	(265,466)
Capital distributions	—	—	—	—	(6,614)	—
Proceeds from sales or settlements	(75,706)	—	—	(2)	—	—
Principal repayments	(1,105,848)	(1,343)	(20,545)	—	—	1,030,889
Principal funding	14,114	—	—	—	—	—
Included in net income:
Net premium and discount amortization (2)	(7,023)	(3,299)	(2,800)	—	—	(8,132)
Net realized gain/(loss)	(1,641)	—	—	2	—	—
Net unrealized gain/(loss)	(312,582)	(6,647)	(3,911)	—	—	278,368
Equity in earnings/(loss) from affiliates	—	—	—	—	2,311	—
Other (3)	(10,248)	—	—	—	—	—
Ending Balance	$7,173,370	$44,087	$276,487	$—	$45,713	$(6,142,264)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of September 30, 2026
Net premium and discount amortization (2)	$(6,952)	$(3,299)	$(2,800)	$—	$—	$(8,132)
Net unrealized gain/(loss)	(314,331)	(6,647)	(3,911)	—	—	278,368
Equity in earnings/(loss) from affiliates	—	—	—	—	2,311	—

Nine Months Ended September 30, 2025
	Residential Mortgage Loans (1)	Legacy WMC Commercial Loans	Non-Agency RMBS	Other Assets (4)	AG Arc	Securitized Debt	Other Liabilities (4)
Beginning balance	$6,416,066	$67,005	$115,533	$204	$30,778	$(5,491,967)	$(336)
Purchases	2,659,469	—	25,963	—	15,330	—	—
Issuances of Securitized Debt	—	—	—	—	—	(2,401,639)	—
Capital distributions	—	—	—	—	(628)	—	—
Proceeds from sales or settlements	(57,761)	—	—	(886)	—	—	451
Principal repayments	(673,916)	—	(6,600)	—	—	621,485	—
Principal funding	12,921	—	—	—	—	—	—
Included in net income:
Net premium and discount amortization (2)	3,514	339	(2,197)	—	—	(18,248)	—
Net realized gain/(loss)	(1,946)	—	—	886	—	—	(451)
Net unrealized gain/(loss)	163,425	(9,606)	5,728	(76)	—	(137,742)	(295)
Equity in earnings/(loss) from affiliates	—	—	—	—	3,764	—	—
Other (3)	(7,542)	—	—	—	—	—	—
Ending Balance	$8,514,230	$57,738	$138,427	$128	$49,244	$(7,428,111)	$(631)

Change in unrealized appreciation/(depreciation) for level 3 assets/liabilities still held as of September 30, 2025
Net premium and discount amortization (2)	$3,473	$339	$(2,197)	$—	$—	$(18,248)	$—
Net unrealized gain/(loss)	162,568	(9,606)	5,728	128	—	(137,742)	(631)
Equity in earnings/(loss) from affiliates	—	—	—	—	3,764	—	—
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

TPG Mortgage Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2026
The following table presents a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of investments for which the Company has utilized Level 3 inputs to determine fair value as of September 30, 2026 and December 31, 2025 ($ in thousands).

		September 30, 2026		December 31, 2025
Valuation Technique	Unobservable Input	Fair Value	Range (Weighted Average) (1)	Fair Value	Range (Weighted Average) (1)
Securitized Residential Mortgage Loans
	Yield		5.61% - 16.32% (6.73%)		5.13% - 18.10% (5.78%)
Discounted Cash Flow	Projected Collateral Prepayments	$6,947,039	4.28% - 15.00% (10.01%)	$7,999,619	4.92% - 22.00% (10.09%)
	Projected Collateral Losses		0.00% - 1.63% (0.33%)		0.00% - 1.77% (0.09%)
	Projected Collateral Severities (2)		10.00% - 75.00% (22.79%)		10.00% - 100.00% (28.23%)
Residential Mortgage Loans
	Yield		6.81% - 12.00% (7.88%)		5.39% - 11.61% (7.08%)
Discounted Cash Flow	Projected Collateral Prepayments	$226,331	2.75% - 33.50% (12.02%)	$198,596	1.98% - 33.46% (16.06%)
	Projected Collateral Losses		0.00% - 14.54% (1.56%)		0.00% - 18.29% (1.47%)
	Projected Collateral Severities (2)		10.00% - 100.00% (19.21%)		4.43% - 100.00% (17.79%)
Legacy WMC Commercial Loans
	Yield		8.78% - 11.57% (9.77%)		5.95% - 6.95% (6.68%)
Discounted Cash Flow	Credit Spread	$44,087	432 bps - 715 bps (520 bps)	$55,376	231 bps - 325 bps (300 bps)
	Recovery Percentage (3)		67.58% - 89.43% (71.00%)		68.33% - 93.29% (86.62%)
Non-Agency RMBS
	Yield		5.74% - 16.25% (7.69%)		4.83% - 20.00% (7.56%)
Discounted Cash Flow	Projected Collateral Prepayments	$276,487	7.11% - 17.00% (11.33%)	$191,546	7.55% - 15.23% (11.23%)
	Projected Collateral Losses		0.04% - 1.50% (0.29%)		0.00% - 0.38% (0.06%)
	Projected Collateral Severities		10.00% - 75.00% (35.58%)		10.00% - 100.00% (56.87%)
AG Arc
Comparable Multiple	Book Value Multiple	$45,713	1.025x - 1.025x (1.025x)	$50,016	1.025x - 1.025x (1.025x)
Securitized Debt
	Yield		5.00% - 25.00% (6.44%)		4.37% - 30.00% (5.42%)
Discounted Cash Flow	Projected Collateral Prepayments	$(6,142,264)	4.28% - 15.00% (9.96%)	$(7,177,923)	4.92% - 22.00% (10.09%)
	Projected Collateral Losses		0.00% - 1.50% (0.33%)		0.00% - 0.50% (0.08%)
	Projected Collateral Severities		10.00% - 75.00% (22.91%)		10.00% - 100.00% (27.79%)
(1)Amounts are weighted based on fair value.
(2)Projected collateral severities excludes assumed recoveries on certain residential mortgage loans.
(3)Represents the proportion of the principal expected to be collected relative to the loan balances as of September 30, 2026 and December 31, 2025.

TPG Mortgage Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2026
6. Financing

The following table presents a summary of the Company's financing as of September 30, 2026 and December 31, 2025 ($ in thousands).

	September 30, 2026						December 31, 2025
	Financing			Weighted Average		Collateral Fair Value (1)(2)	Financing
	Current Face	Carrying Value	Stated Maturity	Funding Cost	Life (Years)		Carrying Value
Financing Arrangements by Asset Type (3)
Securitized Residential Mortgage Loans (4) (5)
Non-Agency Loans	$401,198	$401,198	Oct '26 - Feb '27	5.20%	0.18	$581,296	$428,657
Home Equity Loans	74,152	74,152	Oct '26 - Dec '26	4.52%	0.17	86,136	67,752
Re- and Non-Performing Loans	26,358	26,358	Nov'26 - Dec'26	5.85%	0.15	39,039	27,264
Residential Mortgage Loans (6)
Agency-Eligible Loans	17,931	17,931	Oct '26 - Jul '27	5.60%	0.29	19,915	19,490
Home Equity Loans	170,598	170,598	Jun '26 - Jul '27	5.55%	0.69	200,144	58,951
Non-Agency Loans	5,450	5,450	Jun '27	5.53%	0.68	6,272	29,817
Legacy WMC Commercial Loans	16,535	16,535	Jan '27	6.64%	0.30	44,087	27,436
Non-Agency RMBS	209,864	209,864	Oct '26 - Feb '27	4.61%	0.19	248,607	137,386
Legacy WMC CMBS	18,790	18,790	Dec '26	5.42%	0.23	41,873	18,540
Agency RMBS	10,477	10,477	Oct '26 - Dec '26	4.62%	0.22	15,648	10,857
Other Assets	—	—	N/A	—%	0.00	—	244
Total Financing Arrangements	$951,353	$951,353		5.13%	0.28	$1,283,017	$826,394

Securitized debt, at fair value (7)(8)
Non-Agency Loans (9)	$5,608,996	$5,202,872	N/A	5.27%	5.73	N/A	$6,265,540
Home Equity Loans (9)	847,647	855,912	N/A	5.79%	2.73	N/A	817,889
Re- and Non-Performing Loans	90,250	83,480	N/A	3.54%	2.71	N/A	94,494
Total Securitized Debt	$6,546,893	$6,142,264		5.31%	5.36	N/A	$7,177,923

Senior Unsecured Notes (10)
February 2029 Senior Unsecured Notes	$34,500	$33,574	Feb 2029	10.79%	2.41	N/A	$33,327
May 2029 Senior Unsecured Notes	65,000	63,491	May 2029	10.52%	2.66	N/A	63,131
Total Senior Unsecured Notes	$99,500	$97,065		10.61%	2.58	N/A	$96,458

Total Financing	$7,597,746	$7,190,682		5.36%	4.89	$1,283,017	$8,100,775
(1)The Company also had $15.7 million and $7.8 million of cash pledged under repurchase agreements as of September 30, 2026 and December 31, 2025, respectively.
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
(5)As of September 30, 2026, the Company pledged residential mortgage loans in which the Company has no outstanding financing but has $28.0 million of available financing which is contractually committed.
(6)The Company's Residential mortgage loan financing arrangements include a maximum borrowing capacity of $1.6 billion on facilities used to finance Agency-Eligible, Home Equity and Non-Agency Loans of which $50 million is contractually committed.
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
(9)The current face on the Company's Securitized debt in the Company's Non-Agency VIEs and Home Equity VIEs excludes Interest Only classes which have no principal balances and bear interest based on a notional value. The notional value is used solely to determine interest distributions on the interest only classes of securities. As of September 30, 2026, the notional value of interest only classes of Securitized debt in the Non-Agency VIEs and Home Equity VIEs was $3.0 billion and $299.2 million, respectively.
(10)The Senior Unsecured Notes are recorded at amortized cost in the Company's consolidated balance sheets. As of September 30, 2026, the fair value of the Senior Unsecured Notes was $101.1 million. The fair value of the Senior Unsecured Notes is based upon prices obtained from third-party pricing services or broker quotations and are classified as Level 2 of the fair value hierarchy.

TPG Mortgage Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2026
Senior Unsecured Notes

The Company’s Senior Unsecured Notes consist of $34.5 million principal amount 9.500% Senior Notes due February 2029 ("February 2029 Senior Unsecured Notes") and $65.0 million principal amount 9.500% Senior Notes due May 2029 ("May 2029 Senior Unsecured Notes" and together with the February 2029 Senior Unsecured Notes, the "Senior Unsecured Notes"). The February 2029 Senior Unsecured Notes were issued on January 26, 2024 in a public offering for net proceeds of approximately $32.8 million and the May 2029 Senior Unsecured Notes were issued on May 15, 2024 in a public offering for net proceeds of approximately $62.4 million. The below table provides a summary of the Senior Unsecured Notes as of September 30, 2026 ($ in thousands).

	Principal Amount (1)	Carrying Value	Maturity Date (2)	Redemption Date (3)	Rate (4)
February 2029 Senior Unsecured Notes	$34,500	$33,574	February 15, 2029	February 15, 2026	9.500%
May 2029 Senior Unsecured Notes	65,000	63,491	May 15, 2029	May 15, 2026	9.500%
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

The below table details the total interest expense incurred on the Senior Unsecured Notes during the three and nine months ended September 30, 2026 and 2025 (in thousands).

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Coupon interest expense	$2,363	$2,363	$7,089	$7,089
Amortization expense	208	187	608	546
Total interest expense	$2,571	$2,550	$7,697	$7,635

TPG Mortgage Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2026
Contractual maturities

The following table allocates the current face of the Company's borrowings under financing arrangements and the Senior Unsecured Notes as of September 30, 2026 by contractual maturity (in thousands). Securitized debt is excluded from the below table as it does not have a contractual maturity.

	Within 30 Days	Over 30 Days to 3 Months	Over 3 Months to 12 Months	Over 12 Months	Total
Financing Arrangements by Asset Type
Securitized Residential Mortgage Loans
Non-Agency Loans	$104,569	$263,049	$33,580	$—	$401,198
Home Equity Loans	22,070	13,973	38,109	—	74,152
Re- and Non-Performing Loans	—	26,358	—	—	26,358
Residential Mortgage Loans
Agency-Eligible Loans	4,759	9,610	3,562	—	17,931
Home Equity Loans	—	—	170,598	—	170,598
Non-Agency Loans	—	—	5,450	—	5,450
Legacy WMC Commercial Loans (1)	—	—	16,535	—	16,535
Non-Agency RMBS	38,266	132,443	39,155	—	209,864
Legacy WMC CMBS	—	18,243	547	—	18,790
Agency RMBS	725	9,752	—	—	10,477
Total Financing Arrangements	$170,389	$473,428	$307,536	$—	$951,353

Senior Unsecured Notes
February 2029 Senior Unsecured Notes	$—	$—	$—	$34,500	$34,500
May 2029 Senior Unsecured Notes	—	—	—	65,000	65,000
Total Senior Unsecured Notes	$—	$—	$—	$99,500	$99,500
(1)The borrowers for the Company’s Legacy WMC Commercial Loans are in maturity default as of September 30, 2026. In September 2026, the Company extended the maturity of its financing arrangement collateralized by Legacy WMC Commercial Loans to January 19, 2027. All proceeds from asset paydowns or sales will be applied to reduce the outstanding balance.

Counterparties

The Company had outstanding financing arrangements with six counterparties as of September 30, 2026 and December 31, 2025.

The following table presents information as of September 30, 2026 and December 31, 2025 with respect to each counterparty that provides the Company with financing for which the Company had greater than 5% of its stockholders’ equity at risk, excluding stockholders’ equity at risk under financing through affiliated entities ($ in thousands).

	September 30, 2026			December 31, 2025
Counterparty	Stockholders' Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity	Stockholders' Equity at Risk	Weighted Average Maturity (days)	Percentage of Stockholders' Equity
BofA Securities, Inc.	$154,418	71	29.5%	$150,267	68	26.8%
Goldman Sachs Bank USA	89,099	184	17.0%	153,393	103	27.4%
Barclays Capital Inc.	43,820	76	8.4%	80,721	73	14.4%
JP Morgan Securities, LLC	38,644	68	7.4%	29,992	31	5.3%
Atlas Securitized Products, L.P.	27,513	111	5.3%	(1)	(1)	(1)
(1)As of December 31, 2025, the Company had less than 5% of its equity at risk under financing arrangements with Atlas Securitized Products, L.P.

Financial Covenants

The Company’s financing arrangements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each financing arrangement, typical

TPG Mortgage Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2026
supplemental terms include requirements of minimum equity and liquidity, leverage ratios, and performance triggers. In addition, some of the financing arrangements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that the Company fails to comply with the covenants contained in these financing arrangements or is otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the associated agreement. Financings pursuant to financing arrangements are generally recourse to the Company. As of September 30, 2026, the Company is in compliance with all of its financial covenants.

7. Other assets and liabilities

The following table details certain information related to the Company's "Other assets" and "Other liabilities" line items on its consolidated balance sheets as of September 30, 2026 and December 31, 2025 (in thousands).

	September 30, 2026	December 31, 2025
Other assets
Interest receivable	$44,459	$47,868
Real estate owned	10,868	7,398
Derivative assets, at fair value	—	149
Other assets	3,516	2,253
Due from broker	2,575	1,232
Total Other assets	$61,418	$58,900

Other liabilities
Due to affiliates (1)	$4,361	$4,580
Interest payable	32,008	34,385
Derivative liabilities, at fair value	5	—
Accrued expenses	4,431	1,836
Due to broker	—	1,655
Taxes payable	122	264
Total Other liabilities	$40,927	$42,720
(1)Refer to Note 10 for more information.

Derivatives

The following table presents information related to the Company's derivatives and other instruments and their balance sheet location as of September 30, 2026 and December 31, 2025 (in thousands).

	Balance Sheet Location	September 30, 2026		December 31, 2025
Derivatives and Other Instruments (1)		Notional	Fair Value	Notional	Fair Value
Pay Fix/Receive Float Interest Rate Swap Agreements (2) (3)	Other assets	$500,560	$—	$283,500	$149
Pay Fix/Receive Float Interest Rate Swap Agreements (2) (3)	Other liabilities	14,000	5	89,060	—
Forward Purchase Commitments	Other assets	—	—	475	—
(1)As of September 30, 2026 and December 31, 2025, no derivatives held by the Company were designated as hedges for accounting purposes.
(2)As of September 30, 2026, the Company applied a reduction in fair value of $18.8 million and $11 thousand to its interest rate swap assets and liabilities, respectively, related to variation margin with a corresponding increase or decrease in restricted cash. As of December 31, 2025, the Company applied a reduction in fair value of $5.3 million and $1.2 million to its interest rate swap assets and liabilities, respectively, related to variation margin with a corresponding increase or decrease in restricted cash.
(3)As of September 30, 2026, the Company's pay fix/receive float interest rate swaps had a weighted average pay-fixed rate of 3.73%, a weighted average receive-variable rate of 3.90%, and a weighted average years to maturity of 3.97 years. As of December 31, 2025, the Company's pay fix/receive float interest rate swaps had a weighted average pay-fixed rate of 3.30%, a weighted average receive-variable rate of 3.87%, and a weighted average years to maturity of 4.29 years.

TPG Mortgage Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2026
Derivative and other instruments eligible for offset are presented gross on the consolidated balance sheets as of September 30, 2026 and December 31, 2025, if applicable. The Company has not offset or netted any derivatives or other instruments with any financial instruments or cash collateral posted or received.

The Company must post cash or securities as collateral on its derivative instruments when their fair value declines. This typically occurs when prevailing market rates change adversely, with the severity of the change also dependent on the term of the derivatives involved. The posting of collateral is generally bilateral, meaning that if the fair value of the Company’s derivatives increases, its counterparty must post collateral. As of September 30, 2026, the Company's restricted cash balance included $11.9 million of collateral related to certain derivatives, of which $0.5 million represents cash collateral posted by the Company and $11.4 million represents amounts related to variation margin. As of December 31, 2025, the Company's restricted cash balance included $9.6 million of collateral related to certain derivatives, of which $5.5 million represents cash collateral posted by the Company and $4.1 million represents amounts related to variation margin.

The following table summarizes total income related to derivatives and other instruments for the three and nine months ended September 30, 2026 and 2025 (in thousands).

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Included within Net interest component of interest rate swaps
Interest Rate Swaps	$362	$1,108	$1,060	$2,666

Included within Net unrealized gain/(loss)
Interest Rate Swaps	9,470	(830)	15,587	(7,560)
Short TBAs	—	(868)	—	(868)
Forward Purchase Commitments	—	(129)	—	39
	9,470	(1,827)	15,587	(8,389)
Included within Net realized gain/(loss)
Interest Rate Swaps	1,875	(1,299)	1,929	(3,867)
Short TBAs	—	(2,514)	—	(1,852)
Forward Purchase Commitments	—	119	2	79
	1,875	(3,694)	1,931	(5,640)
Total income/(loss)	$11,707	$(4,413)	$18,578	$(11,363)

Derivative Activity

The following table presents information about the Company’s derivatives for the three and nine months ended September 30, 2026 and 2025 (in thousands).

	Beginning Notional Amount	Buys or Covers	Sales or Shorts	Ending Notional Amount	Derivative Asset	Derivative Liability
Three Months Ended September 30, 2026
Interest Rate Swaps	$461,560	$192,000	$(139,000)	$514,560	$—	$5
Three Months Ended September 30, 2025
Interest Rate Swaps	$345,000	$227,180	$(127,120)	$445,060	$56	$—
Short TBAs	(195,000)	775,000	(580,000)	—	820	(1,688)
Nine Months Ended September 30, 2026
Interest Rate Swaps	$372,560	$314,000	$(172,000)	$514,560	$—	$5
Nine Months Ended September 30, 2025
Interest Rate Swaps	$342,550	$626,680	$(524,170)	$445,060	$56	$—
Short TBAs	—	1,075,000	(1,075,000)	—	820	(1,688)

TPG Mortgage Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2026
8. Earnings per share

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share for the three and nine months ended September 30, 2026 and 2025 (in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Numerator:
Net Income/(Loss)	$(10,531)	$19,961	$176	$35,383
Dividends on preferred stock	5,212	5,344	15,542	15,969
Net Income/(Loss) Available to Common Stockholders	$(15,743)	$14,617	$(15,366)	$19,414

Denominator:
Basic weighted average common shares outstanding	31,803	31,049	31,776	30,136
Dilutive effect of restricted stock units (1)	—	15	—	22
Diluted weighted average common shares outstanding	31,803	31,064	31,776	30,158

Earnings/(Loss) Per Share
Basic	$(0.49)	$0.47	$(0.48)	$0.64
Diluted	$(0.49)	$0.47	$(0.48)	$0.64
(1)Restricted stock units issued to certain directors of 17 thousand were excluded from the computation of diluted earnings per share because its effect would be anti-dilutive for the three and nine months ended September 30, 2026.

Dividends

The following tables detail the Company's common stock dividends declared during the nine months ended September 30, 2026 and 2025.

Nine Months Ended September 30, 2026				Nine Months Ended September 30, 2025
Declaration Date	Record Date	Payment Date	Cash Dividend Per Share	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
3/16/2026	3/31/2026	4/30/2026	$0.24	3/17/2025	3/31/2025	4/30/2025	$0.20
6/16/2026	6/30/2026	7/31/2026	0.24	6/17/2025	6/30/2025	7/31/2025	0.21
9/15/2026	9/30/2026	10/30/2026	0.24	9/15/2025	9/30/2025	10/31/2025	0.21
Total			$0.72	Total			$0.62

TPG Mortgage Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2026
The following tables detail the Company's preferred stock dividends declared and paid during the nine months ended September 30, 2026 and 2025.

2026			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	8.25% Series A	8.00% Series B	8.000% Series C
2/13/2026	2/27/2026	3/17/2026	$0.51563	$0.50	$0.652391
4/27/2026	5/29/2026	6/17/2026	0.51563	0.50	0.665952
7/30/2026	8/31/2026	9/17/2026	0.51563	0.50	0.664786
Total			$1.54689	$1.50	$1.983129

2025			Cash Dividend Per Share
Declaration Date	Record Date	Payment Date	8.25% Series A	8.00% Series B	8.000% Series C
2/14/2025	2/28/2025	3/17/2025	$0.51563	$0.50	$0.693062
5/5/2025	5/30/2025	6/17/2025	0.51563	0.50	0.704864
7/31/2025	8/29/2025	9/17/2025	0.51563	0.50	0.706042
Total			$1.54689	$1.50	$2.103968

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

Excise Tax

Excise tax represents a non-deductible 4% tax on the required amount of the Company’s ordinary income and net capital gains not distributed during the year. The expense is calculated in accordance with applicable tax regulations. The below table details excise tax expense for the three and nine months ended September 30, 2026 and 2025, which is recorded in the “Non-investment related expenses” line item on the consolidated statement of operations (in thousands).

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Excise tax expense (1)	$—	$34	$—	$77
(1) During the three and nine months ended September 30, 2025, the Company recorded a receivable of $0.1 million related to an excise tax refund in the “Other assets” line item on the consolidated balance sheets.

REIT Net Operating Loss and Net Capital Loss Carryforwards

In connection with the WMC acquisition, the Company obtained federal net operating loss ("NOL") carryforwards of $321.6 million, of which $223.8 million do not have an expiration date and can be carried forward indefinitely. However, the Company’s use of the NOLs obtained in the WMC acquisition is limited under Section 382 of the Internal Revenue Code. As of September 30, 2026 and December 31, 2025, the remaining NOL carryforwards obtained in the WMC acquisition was $317.3 million.

As of September 30, 2026 and December 31, 2025, the Company had estimated net capital loss ("NCL") carryforwards of $71.7 million and $63.9 million, respectively. These NCL carryforwards (which exclude NCLs acquired from WMC) can be utilized to offset future net gains from the sale of capital assets. NCL carryforwards of $225.7 million were generated during the year ended December 31, 2020 and any unutilized NCL carryforwards expired on December 31, 2025.

TPG Mortgage Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2026
In connection with the WMC acquisition, the Company obtained NCL carryforwards. As of September 30, 2026 and December 31, 2025, these estimated NCL carryforwards were $154.3 million and $153.9 million, respectively. These NCL carryforwards will expire between 2026 and 2030. However, the Company’s use of these NCLs is limited under Sections 382 and 383 of the Internal Revenue Code.

Taxable REIT Subsidiaries

The Company elected to treat certain domestic subsidiaries as taxable REIT subsidiaries ("TRSs"). The Company’s financial results are generally not expected to reflect provisions for current or deferred income taxes, except for any activities conducted through one or more TRSs that are subject to corporate income taxation. Currently, the Company has wholly owned domestic TRSs that are taxable as corporations and subject to U.S. federal, state, and local income tax on net income at the applicable corporate rates. The federal statutory rate for the three and nine months ended September 30, 2026 and 2025 was 21%. The Company’s effective tax rate differs from its combined U.S. federal, state, and local corporate statutory tax rate primarily due to income earned at the REIT, which is not subject to tax due to the deduction for qualifying distributions made by the Company, and any change in the valuation allowance as disclosed in further detail below. The tax expense attributable to its TRSs is recorded in the "Income tax expense" line item on the consolidated statement of operations. The below table details the tax expense attributable to its TRSs for the three and nine months ended September 30, 2026 and 2025 (in thousands).

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Federal	$148	$387	$317	$387
State and Local	103	302	304	356
Income Tax Expense	$251	$689	$621	$743

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax reporting purposes at the TRS level. As of September 30, 2026 and December 31, 2025, the Company recorded a deferred tax asset of approximately $27.6 million and $28.5 million, respectively. The NOL carryforwards as of December 31, 2025 can be carried forward indefinitely. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences become deductible. The Company concluded it is more likely than not the deferred tax asset will not be realized and established a valuation allowance of $27.6 million and $28.5 million as of September 30, 2026 and December 31, 2025.

Uncertain Income Tax Positions

Based on its analysis of any potential uncertain income tax positions, the Company concluded it did not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of September 30, 2026 and December 31, 2025. The Company’s and WMC's federal income tax returns for the last three tax years are open to examination by the Internal Revenue Service. There are no ongoing U.S. federal, state or local tax examinations related to the Company. In the event that the Company incurs income tax related interest and penalties, its policy is to classify them as a component of provision for income taxes. The Company did not incur any material interest or penalties during the three and nine months ended September 30, 2026 and 2025.

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
September 30, 2026

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

The below table details the management fees incurred during the three and nine months ended September 30, 2026 and 2025 (in thousands).

	Three Months Ended		Nine Months Ended
Consolidated statements of operations line item:	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Management fee to affiliate	$2,301	$2,319	$6,931	$6,947

As of September 30, 2026 and December 31, 2025, the Company recorded management fees payable of $2.3 million and $2.3 million, respectively. The management fee payable is included within the "Due to affiliates" item within the "Other liabilities" line item on the consolidated balance sheets.

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

During the three and nine months ended September 30, 2026 and 2025, the Company did not incur any incentive fee expense.

Termination fee

Upon the occurrence of (i) the Company’s termination of the management agreement without cause or (ii) the Manager’s termination of the management agreement upon a breach by the Company of any material term of the management agreement, the Manager will be entitled to a termination fee equal to three times the average annual management fee during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter. As of September 30, 2026 and December 31, 2025, no event of termination of the management agreement had occurred.

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
September 30, 2026
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

The below table details the expense reimbursement incurred during the three and nine months ended September 30, 2026 and 2025 (in thousands).

	Three Months Ended		Nine Months Ended
Consolidated statements of operations line item:	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Non-investment related expenses	$1,659	$1,544	$4,288	$4,687
Investment related expenses	182	256	540	551
Transaction related expenses	147	174	295	543
Expense reimbursements to Manager or its affiliates	$1,988	$1,974	$5,123	$5,781

As of September 30, 2026 and December 31, 2025, the Company recorded a reimbursement payable to the Manager or its affiliates of $1.9 million and $2.1 million, respectively. The reimbursement payable to the Manager or its affiliates is included within the "Due to affiliates" line item within the "Other liabilities" line item on the consolidated balance sheets.

Investments in debt and equity of affiliates

The Company invests in credit sensitive residential assets through affiliated entities which hold an ownership interest in the assets. The Company is one investor, amongst other investors managed by affiliates of TPG, in such entities and has applied the equity method of accounting for such investments.

Arc Home

On December 9, 2015, the Company, alongside private funds managed by TPG or its affiliates, through AG Arc LLC ("AG Arc") formed Arc Home. As of September 30, 2026 and December 31, 2025, the Company had an approximate 66.0% interest in AG Arc. Arc Home is a multi-channel licensed mortgage originator and servicer primarily engaged in the business of originating and selling residential mortgage loans while retaining the mortgage servicing rights associated with certain loans that it originates. Arc Home is led by an external management team. The Company elected the fair value option with respect to its investment in AG Arc pursuant to ASC 825. The Company elected to treat its investment in AG Arc as a taxable REIT subsidiary.

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
September 30, 2026
Summary of investments in debt and equity of affiliates and related earnings

The below table summarizes the components of the "Investments in debt and equity of affiliates" line item on the Company's consolidated balance sheets as of September 30, 2026 and December 31, 2025 (in thousands).

	September 30, 2026			December 31, 2025
	Assets	Liabilities	Equity	Assets	Liabilities	Equity
Non-QM Securities (1)	$8,170	$—	$8,170	$9,439	$—	$9,439
Re/Non-Performing Securities	508	—	508	599	—	599
Total Residential Investments	8,678	—	8,678	10,038	—	10,038
AG Arc, at fair value (2)	45,713	—	45,713	50,016	—	50,016
Cash and Other assets/(liabilities)	265	(5)	260	1,291	(12)	1,279
Investments in debt and equity of affiliates	$54,656	$(5)	$54,651	$61,345	$(12)	$61,333
(1)As of September 30, 2026 and December 31, 2025, MATH, through its wholly owned subsidiary MATT, only holds risk-retention tranches from past securitizations which continue to pay down and the Company does not expect MATT to acquire additional investments.
(2)During the nine months ended September 30, 2026, AG Arc distributed $10.0 million to the Company and private funds managed by TPG or its affiliates, of which the Company received $6.6 million representing its interest of approximately 66.0% in AG Arc.

The below table reconciles the net income/(loss) to the "Equity in earnings/(loss) from affiliates" line item on the Company's consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025 (in thousands).

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Non-QM Securities	$884	$(581)	$166	$(384)
Re/Non-Performing Securities	5	(17)	(35)	(137)
AG Arc (1)(2)	(722)	2,243	2,305	3,582
Equity in earnings/(loss) from affiliates	$167	$1,645	$2,436	$3,061
(1)Earnings/(loss) recognized by AG Arc do not include the Company's portion of gains or losses recorded by Arc Home in connection with the sale of residential mortgage loans to the Company. Refer to "Transactions with Arc Home" below for more information on this accounting policy.
(2)As of September 30, 2026 and 2025, the Company had an approximate 66.0% interest in AG Arc.

Transactions with affiliates

Transactions with Red Creek Asset Management LLC

In connection with the Company’s investments in residential mortgage loans, the Company engages asset managers to provide advisory, consultation, asset management, and other services. The Company engaged Red Creek Asset Management LLC (the "Asset Manager"), a related party of the Manager and subsidiary of TPG, as the asset manager for certain of its residential mortgage loans. The Company pays the Asset Manager asset management fees which are assessed periodically by a third-party valuation firm. The below details the fees paid by the Company to the Asset Manager during the three and nine months ended September 30, 2026 and 2025 (in thousands).

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Fees paid to Asset Manager	$512	$587	$1,589	$1,760

As of September 30, 2026 and December 31, 2025, the Company recorded asset management fees payable of $0.2 million and $0.2 million, respectively. Asset management fees payable are included within the "Due to affiliates" line item within the "Other liabilities" line item on the consolidated balance sheets.

TPG Mortgage Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2026
Transactions with Arc Home

Arc Home may sell loans to the Company, third-parties, or affiliates of the Manager. The below table details the unpaid principal balance of residential mortgage loans sold to the Company during the three and nine months ended September 30, 2026 and 2025 (in thousands).

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Residential mortgage loans sold by Arc Home to the Company	$—	$22,993	$475	$83,950

In connection with the sale of loans from Arc Home to the Company, the Company eliminates any intra-entity profits or losses typically recognized through the "Equity in earnings/(loss) from affiliates" line item on the Company's consolidated statement of operations and adjusts the cost basis of the underlying loans resulting in unrealized gains or losses on the underlying loans. The table below summarizes intra-entity profits eliminated during the three and nine months ended September 30, 2026 and 2025 (in thousands).

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Intra-Entity Profits Eliminated	$—	$94	$6	$182

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
September 30, 2026
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

Securitization Transactions with TPG Managed Funds

The Company acted as a co-sponsor of rated securitizations alongside private funds managed by an affiliate of TPG. As the co-sponsor, the Company purchased and simultaneously contributed loans into the securitizations. To comply with risk retention rules, the Company retained an eligible vertical interest, which consists of at least 5% of each class of securities issued in the securitizations and represents the Company’s continuing involvement in these securitization trusts. The remaining tranches were sold to third parties and certain private funds managed by an affiliate of TPG. The below provides detail on these securitizations ($ in millions).

Date	Collateral Type	Unpaid Principal Balance (1)	Fair Value of Retained Non-Agency RMBS (1)
April 2026	Non-QM Loans	$429.6	$21.2
May 2026	Non-QM Loans	333.4	16.5
September 2026	Home Equity Loans	346.6	17.5
		$1,109.6	$55.2
(1)Represents the amount as of the transaction date.

11. Equity

Stock repurchase programs

On August 3, 2022, the Company's Board of Directors authorized a stock repurchase program (the "2022 Repurchase Program") to repurchase up to $15.0 million of the Company’s outstanding common stock. The 2022 Repurchase Program does not have an expiration date and permits the Company to repurchase its shares through various methods, including open market repurchases, privately negotiated block transactions and Rule 10b5-1 plans. The Company may repurchase shares of its common stock from time to time in compliance with SEC regulations and other legal requirements. The extent to which the Company repurchases its shares, and the timing, manner, price, and amount of any such repurchases, will depend upon a variety of factors including market conditions and other corporate considerations as determined by the Company’s management, as well as the limits of the 2022 Repurchase Program and the Company's liquidity and business strategy. The 2022 Repurchase Program does not obligate the Company to acquire any particular amount of shares and may be modified or discontinued at any time. As of September 30, 2026, approximately $1.5 million of common stock remained authorized for future share repurchases under the 2022 Repurchase Program. The Company did not repurchase common stock during the three and nine months ended September 30, 2026 and 2025.

On May 4, 2023, the Company's Board of Directors authorized a stock repurchase program (the "2023 Repurchase Program") to repurchase up to $15.0 million of the Company’s outstanding common stock on substantially the same terms as the 2022 Repurchase Program. As of September 30, 2026, the full $15.0 million authorized amount remains available for repurchase under the 2023 Repurchase Program. This authorization is in addition to the amount remaining under the 2022 Repurchase Program.

TPG Mortgage Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2026
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

Since inception of the 2025 Equity Incentive Plan and through September 30, 2026, the Company has granted an aggregate 103,604 shares of restricted common stock and 2,356 dividend equivalent units to its independent directors, all of which have vested. As of September 30, 2026, there were 914,821 remaining shares available to be issued under the 2025 Equity Incentive Plan.

As of September 30, 2026, the Company has 12,981 restricted stock units and 4,405 associated dividend equivalent units outstanding, all of which are fully vested and held by one of the Company’s independent directors. These units will be settled on a one-for-one basis in shares of the Company's common stock upon the director's separation from service with the Company.

Manager Equity Incentive Plans

Following approval of the Company's stockholders at its 2021 annual meeting of stockholders, the AG Mortgage Investment Trust, Inc. 2021 Manager Equity Incentive Plan (the "2021 Manager Plan") became effective on April 7, 2021 and provides for a maximum of 573,425 shares of common stock that may be subject to awards thereunder to the Manager. As of September 30, 2026, there were no shares or awards issued under the 2021 Manager Plan. Following the execution of the Third Amendment to the management agreement in November 2021 related to the incentive fee, the Company's compensation committee no longer expects to continue its historical practice of making periodic equity grants to the Manager pursuant to the 2021 Manager Plan.

Equity distribution agreements

The Company has entered into separate equity distribution agreements (the "2024 Equity Distribution Agreements") with each of BTIG, LLC, JonesTrading Institutional Services LLC, Keefe, Bruyette & Woods, Inc. and Piper Sandler & Co. (collectively, the "2024 Sales Agents"), pursuant to which the Company may sell up to $75.0 million aggregate offering price of shares of its common stock from time to time through an "at-the-market" equity offering program under which the 2024 Sales Agents will act as sales agent. The Company did not issue any shares of common stock under its 2024 Equity Distribution Agreements during the three and nine months ended September 30, 2026 and 2025.

Shelf registration statement

On March 26, 2024, the Company filed a new shelf registration statement, registering up to $1.0 billion of its securities, including capital stock (the "2024 Registration Statement"). The 2024 Registration Statement was declared effective on April 9,

TPG Mortgage Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2026
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

Preferred stock

The Company is authorized to designate and issue up to 50.0 million shares of preferred stock, par value $0.01 per share, in one or more classes or series. As of September 30, 2026 and December 31, 2025, there were 1.7 million, 3.7 million, and 3.7 million of Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock, respectively, issued and outstanding.

The following table includes a summary of preferred stock issued and outstanding as of September 30, 2026 ($ and shares in thousands).

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

TPG Mortgage Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2026
12. Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2026, the Company was not involved in any material legal proceedings.

The below table details the Company's outstanding commitments as of September 30, 2026 (in thousands).

Commitment type	Date of Commitment	Total Commitment	Funded Commitment	Remaining Commitment
Home Equity Loans (1)	Various	$206,020	$195,985	$10,035
(1)Represents the undrawn portion of a borrowers' home equity line of credit for which the Company may be required to fund including $3.1 million, $4.2 million, and $2.7 million related to "Residential mortgage loans, at fair value," "Real estate securities, at fair value," and "Securitized residential mortgage loans, at fair value," respectively.

13. Segment Reporting

As of September 30, 2026, the Company's reportable segments include (i) Loans and Securities and (ii) Arc Home. Segment information for prior periods has been updated to conform to the current year presentation.

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

TPG Mortgage Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2026

Reportable Segments

The following tables present the reportable operating segments related to the Company’s results of operations for the three and nine months ended September 30, 2026 and 2025 (in thousands).

	Three Months Ended September 30, 2026
	Loans and Securities	Arc Home (1) (2)	Other	Total
Interest income	$120,405	$—	$603	$121,008
Interest expense	97,756	—	2,571	100,327
Total Net Interest Income	22,649	—	(1,968)	20,681

Total Other Income/(Loss)	(17,817)	—	—	(17,817)

Management fee to affiliate	—	—	2,301	2,301
Non-investment related expenses	—	—	2,757	2,757
Investment related expenses	4,187	—	—	4,187
Transaction related expenses	4,068	—	(2)	4,066
Total Expenses	8,255	—	5,056	13,311

Income/(loss) before equity in earnings/(loss) from affiliates	(3,423)	—	(7,024)	(10,447)
Equity in earnings/(loss) from affiliates	889	(722)	—	167
Income/(loss) before income taxes	(2,534)	(722)	(7,024)	(10,280)
Income tax expense	251	—	—	251
Net Income/(Loss)	(2,785)	(722)	(7,024)	(10,531)
Dividends on preferred stock	—	—	5,212	5,212
Net Income/(Loss) Available to Common Stockholders	$(2,785)	$(722)	$(12,236)	$(15,743)

	Three Months Ended September 30, 2025
	Loans and Securities	Arc Home (1) (2)	Other	Total
Interest income	$123,860	$—	$854	$124,714
Interest expense	102,682	—	2,550	105,232
Total Net Interest Income	21,178	—	(1,696)	19,482

Total Other Income/(Loss)	10,729	—	—	10,729

Management fee to affiliate	—	—	2,319	2,319
Non-investment related expenses	—	—	2,603	2,603
Investment related expenses	4,322	—	—	4,322
Transaction related expenses	1,072	890	—	1,962
Total Expenses	5,394	890	4,922	11,206

Income/(loss) before equity in earnings/(loss) from affiliates	26,513	(890)	(6,618)	19,005
Equity in earnings/(loss) from affiliates	(598)	2,243	—	1,645
Income/(loss) before income taxes	25,915	1,353	(6,618)	20,650
Income tax expense	689	—	—	689
Net Income/(Loss)	25,226	1,353	(6,618)	19,961
Dividends on preferred stock	—	—	5,344	5,344
Net Income/(Loss) Available to Common Stockholders	$25,226	$1,353	$(11,962)	$14,617

TPG Mortgage Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2026

	Nine Months Ended September 30, 2026
	Loans and Securities	Arc Home (1) (2)	Other	Total
Interest income	$373,564	$—	$1,407	$374,971
Interest expense	305,707	—	7,697	313,404
Total Net Interest Income	67,857	—	(6,290)	61,567

Total Other Income/(Loss)	(31,119)	—	—	(31,119)

Management fee to affiliate	—	—	6,931	6,931
Non-investment related expenses	—	—	7,719	7,719
Investment related expenses	12,705	—	—	12,705
Transaction related expenses	4,537	—	195	4,732
Total Expenses	17,242	—	14,845	32,087

Income/(loss) before equity in earnings/(loss) from affiliates	19,496	—	(21,135)	(1,639)
Equity in earnings/(loss) from affiliates	131	2,305	—	2,436
Income/(loss) before income taxes	19,627	2,305	(21,135)	797
Income tax expense	621	—	—	621
Net Income/(Loss)	19,006	2,305	(21,135)	176
Dividends on preferred stock	—	—	15,542	15,542
Net Income/(Loss) Available to Common Stockholders	$19,006	$2,305	$(36,677)	$(15,366)

	Nine Months Ended September 30, 2025
	Loans and Securities	Arc Home (1) (2)	Other	Total

Interest income	$341,898	$—	$2,811	$344,709
Interest expense	280,991	—	7,635	288,626
Total Net Interest Income	60,907	—	(4,824)	56,083

Total Other Income/(Loss)	9,565	—	—	9,565

Management fee to affiliate	—	—	6,947	6,947
Non-investment related expenses	—	—	8,390	8,390
Investment related expenses	11,205	—	—	11,205
Transaction related expenses	5,151	890	—	6,041
Total Expenses	16,356	890	15,337	32,583

Income/(loss) before equity in earnings/(loss) from affiliates	54,116	(890)	(20,161)	33,065
Equity in earnings/(loss) from affiliates	(521)	3,582	—	3,061
Income/(loss) before income taxes	53,595	2,692	(20,161)	36,126
Income tax expense	743	—	—	743
Net Income/(Loss)	52,852	2,692	(20,161)	35,383
Dividends on preferred stock	—	—	15,969	15,969
Net Income/(Loss) Available to Common Stockholders	$52,852	$2,692	$(36,130)	$19,414
(1)Net Income/(loss) recognized by AG Arc does not include the Company's portion of gains or losses recorded by Arc Home in connection with the sale of residential mortgage loans to the Company. Refer to Note 10 for more information on this accounting policy.
(2)During the three months ended September 30, 2026, and 2025 the Company recorded an unrealized gain/(loss) on its investment in AG Arc of $(1.0) million and $1.3 million, respectively. For the nine months ended September 30, 2026 and 2025, the Company recorded an unrealized gain/(loss) on its investment in AG Arc of $(0.1) million and $2.7 million, respectively.

TPG Mortgage Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2026

The following table presents the Company's assets, liabilities, and stockholders' equity by reportable segment as of September 30, 2026 and December 31, 2025, which reconciles to the total assets, liabilities, and stockholders' equity of the Company on a consolidated basis (in thousands).

	Loans and Securities	Arc Home	Other	Total
September 30, 2026
Total Assets	$7,658,008	$45,713	$58,346	$7,762,067
Total Liabilities	7,128,173	—	111,069	7,239,242
Total Stockholders' Equity	529,835	45,713	(52,723)	522,825

December 31, 2025
Total Assets	$8,600,220	$50,016	$61,294	$8,711,530
Total Liabilities	8,039,534	—	111,262	8,150,796
Total Stockholders' Equity	560,686	50,016	(49,968)	560,734

14. Subsequent Events

The Company announced that on November 2, 2026, its Board of Directors declared fourth quarter 2026 preferred stock dividends on its Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock in the amount of $0.51563, $0.50 and $0.677518 per share, respectively. The dividends will be paid on December 17, 2026 to holders of record on November 30, 2026.

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

Third Quarter 2026 Executive Summary

Financial Highlights

•$9.27 Book Value per share;
•$(0.49) of Net Income/(Loss) Available to Common Stockholders per diluted common share and $0.21 of Earnings Available for Distribution ("EAD") per diluted common share;
◦Refer to the "Earnings Available for Distribution" section below for further details related to our reconciliation of Net Income/(Loss) Available to Common Stockholders to EAD;
•13.7x GAAP Leverage Ratio and 2.0x Economic Leverage Ratio; and
•$0.24 dividend per common share declared in the third quarter 2026.

Investment Activity

•The table below summarizes the fair value of purchases and proceeds from sales of investments during the quarter ended September 30, 2026 (in thousands).

Investment	Purchases
Home Equity Loans	317,439
Non-Agency RMBS(1)	45,809
Total	$363,248
(1)During the quarter, we partnered with mortgage originators to execute two rated securitizations collateralized by $895.0 million UPB of Home Equity Loans. As the co-sponsor, we retained an eligible vertical interest to comply with risk retention rules which consists of retaining at least 5% of each class of securities issued in the securitizations. Upon evaluating our retained interest in the securitization trusts, we determined we were not the primary beneficiary and, as a result, did not consolidate the securitization trusts, which resulted in us recording an investment in Non-Agency RMBS.

Financing Activity

•The table below summaries the one rated securitization executed during the quarter ended September 30, 2026 (in millions)

Collateral	Month	Unpaid Principal Balance
Home Equity Loans	August 2026	$326.5

•Pledged residential mortgage loans in which the Company has no outstanding financing but has $28.0 million of available financing which is contractually committed as of September 30, 2026

Our company

We are a residential mortgage REIT with a focus on investing in a diversified risk-adjusted portfolio of residential mortgage-related assets in the U.S. mortgage market. Our objective is to provide attractive risk-adjusted returns to our stockholders over the long-term, primarily through dividends and capital appreciation.

We focus our investment activities primarily on acquiring and securitizing newly-originated residential mortgage loans within the non-agency segment of the housing market. We obtain our assets through Arc Home, LLC ("Arc Home"), our residential mortgage loan originator in which we own an approximate 66.0% interest as of September 30, 2026, and through other third-party origination partners. We finance our acquired loans through various financing lines on a short-term basis and utilize TPG's proprietary securitization platform to secure long-term, non-recourse, non-mark-to-market financing as market conditions permit. Through our ownership in Arc Home, we also have exposure to mortgage banking activities. Arc Home is a multi-channel licensed mortgage originator and servicer primarily engaged in the business of originating and selling residential mortgage loans while retaining the mortgage servicing rights associated with certain loans that it originates.

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

As of September 30, 2026, our investment portfolio consisted of the following Residential Investments and Agency RMBS:

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

Proposed Cherry Hill Mortgage Investment Corporation Merger

As previously announced, we entered into an Agreement and Plan of Merger, dated as of August 9, 2026 (the “Merger Agreement”), with Cherry Hill Mortgage Investment Corporation, a Maryland corporation (“CHMI”), Cherry Hill Operating Partnership, LP, a Delaware limited partnership (“CHOP”), MIT Merger Sub II, LLC, a Delaware limited liability company and our wholly owned subsidiary (“Merger Sub”), and, solely for the limited purposes set forth in the Merger Agreement, our Manager. Pursuant to, and subject to the terms and conditions set forth in, the Merger Agreement, CHMI will merge with and into Merger Sub, with Merger Sub surviving (the “Merger”).

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

Market Conditions

During the third quarter of 2026, interest rates increased significantly as persistent inflation, resilient economic activity, geopolitical uncertainty and concerns regarding the fiscal outlook contributed to a broad repricing of interest rate expectations. At its September meeting, the Federal Reserve raised the federal funds target range by 25 basis points to 3.75% to 4.00%, citing elevated inflation while noting that economic activity continued to expand and the labor market remained stable. The unemployment rate was 4.2% in September and has remained within a narrow range of 4.1% to 4.3% since March. Inflationary pressures also remained elevated, with September headline CPI increasing 3.7% year-over-year, compared to 3.4% in August, and core CPI increasing 2.6%, compared to 2.4%, reflecting renewed upward pressure from energy and other prices. Geopolitical developments, including the conflict in the Middle East, continued to contribute to uncertainty and inflationary pressures through higher energy prices. At its October meeting, the Federal Reserve maintained the federal funds target range at 3.75% to 4.00%, while reiterating that inflation remained elevated and that additional data would inform the appropriate path of monetary policy.

The Treasury market experienced a significant move higher in nominal rates during the third quarter. The yield on the 2-year U.S. Treasury note increased to 4.91% at September 30, 2026 from approximately 4.20% at June 30, 2026, while the 10-year U.S. Treasury yield increased to 5.29% from approximately 4.47%. As a result, the spread between the 2-year and 10-year U.S. Treasury yields widened to approximately 38 basis points at September 30, 2026 from approximately 27 basis points at the end of the second quarter. Reflecting the increase in benchmark yields, the Freddie Mac 30-year fixed mortgage rate increased to 7.28% as of October 1, 2026 from 6.49% as of June 25, 2026, placing additional pressure on housing affordability, mortgage origination volumes and refinancing activity.

RMBS spreads widened during the third quarter, largely reversing the second quarter's tightening and leaving most profiles slightly wider on the year. Non-QM spreads for AAA tranches were approximately 10 to 20 basis points wider, and the remaining rated portion of the capital structure was between 15 to 80 basis points wider in the third quarter, with the largest moves occurring in the below-investment-grade classes. Senior prime jumbo spreads were approximately 15 to 35 basis points wider, and other investment grade prime jumbo widened roughly 25 to 35 basis points. Investment grade closed-end second lien spreads were 5 to 15 basis points wider across the capital structure during the third quarter, however remained largely unchanged year to date.

Primary RMBS market activity declined to $58 billion in the third quarter, a 14% quarterly decline, however still a 3% annual increase. Year-to-date issuance of $203 billion is 32% ahead of the same period in 2025, owing to a strong first quarter. The current run rate at the year-to-date pace would bring annual issuance to approximately $270 billion, in line with third-party estimates. Issuance activity this year has already exceeded all recent vintages except 2021 and 2025 but is closing in on those periods and likely to establish a new post-GFC high. For the third quarter, the most active sector was again Non-QM at $27 billion, followed by combined Prime/Agency-Eligible at $15 billion and Home Equity at $9 billion. This quarter's annual growth was driven by Prime/Agency-Eligible, an increase of approximately $4 billion, and Non-QM, an increase of approximately $3 billion. These gains were largely offset by declines in Single-Family Rental, Re-performing loans and Non-performing loans and Credit Risk Transfers. Non-QM comprised the bulk of the third quarter's activity at 46%, with Prime/Agency-Eligible and Home Equity following at 25% and 15%, respectively. Securitizations of Re-performing loans and Non-performing loans were each about 3% of the quarter's issuance. Other sectors such as Credit Risk Transfers, fix-and-flip and Single-Family Rental comprised the balance.

The S&P Cotality Case-Shiller U.S. National Home Price Index was 1.9% higher year-over-year in July 2026, the latest data available. The Index set a new all-time high, building on the previous peak set in June 2025. Regional price variations continued to exist, and on an annual basis, metros in the Northeast and Midwest continued to lead gains while the Mountain West, Pacific Northwest, Texas and parts of the Southeast have been weaker. Home price growth and available for sale inventory have had a relatively strong inverse relationship as regions with inventory growth since baseline 2019 have had weaker home price gains, and vice versa.

According to the Freddie Mac Primary Mortgage Market Survey, prevailing mortgage rates moved steadily higher from 6.49% at the start of the quarter, increasing 79 basis points to 7.28% as of October 1, 2026. Conforming and jumbo loan interest rate locks have effectively mirrored Freddie Mac’s survey rate, ending the quarter at 7.39% and 7.36%, respectively. The increase in the rate on outstanding mortgage debt continued to stabilize, rising just another 5 basis points to 4.33% as of the second quarter of 2026, the latest data available, over 300 basis points below prevailing rates. The effective rate is just over 100 basis points higher than the low of 3.31% in the first quarter of 2022. While this suggests some thawing of the mortgage lock-in effect, or disincentive for existing homeowners to sell their homes because their current mortgage rate is well below current market rates, this rate has increased only 30 basis points from the start of 2025, showing the stickiness of low-rate borrowers staying in place and reduced housing activity.

Total existing home inventory held at 1.57 million from May through August before rising to 1.60 million in September, the latest data available, about 5% above year-ago levels and equal to a 4.8-month supply, flat month-over-month and up from 4.5 months a year ago. Existing home inventory in 2026 has been modestly higher than 2025, and while running at the highest levels since 2019, averaging 1.3 to 1.6 million for most of this year and last year, these levels hardly breach the typical inventory levels of 1.5 to 2 million units that ran from 2016 through 2019 and well below the range of 1.7 to 2.5 million units from 2000 through 2004, periods with a smaller count of U.S. households. When evaluating new listings, which are a timelier barometer of home sale activity, only 3.46 million new listings came to market through September 2026, in line with the same period of 2024 and 2025. By comparison, new listings through September averaged 4.4 million units over 2015 through 2022, leaving 2026 almost 1 million units short of that pace. Over the previous three years, this reduced level of activity produced an annual shortage of over 1 million new listings compared to annual activity in 2015 through 2019 as well as pandemic-affected 2020 through 2022, and 2026 is on pace for a fourth such year, underscoring the limited supply theme nationally.

Book value per share

The below table details book value per common share (in thousands, except per share data). Per share amounts for book value are calculated using all outstanding common shares in accordance with GAAP as of period end.

	September 30, 2026	December 31, 2025
Stockholders’ Equity	$522,825	$560,734
Less: Liquidation preference of preferred stock	(227,991)	(227,991)
Book Value	$294,834	$332,743
Common shares outstanding	31,803	31,744
Book value per common share	$9.27	$10.48

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

Three Months Ended September 30, 2026 compared to the Three Months Ended September 30, 2025

The table below presents certain information from our consolidated statements of operations for the three months ended September 30, 2026 and 2025 (in thousands).

	Three Months Ended
	September 30, 2026	September 30, 2025	Change
Statement of Operations Data:
Net Interest Income
Interest income	$121,008	$124,714	$(3,706)
Interest expense	100,327	105,232	(4,905)
Total Net Interest Income	20,681	19,482	1,199

Other Income/(Loss)
Net interest component of interest rate swaps	362	1,108	(746)
Net realized gain/(loss)	1,676	(3,578)	5,254
Net unrealized gain/(loss)	(19,855)	13,199	(33,054)
Total Other Income/(Loss)	(17,817)	10,729	(28,546)

Expenses
Management fee to affiliate	2,301	2,319	(18)
Non-investment related expenses	2,757	2,603	154
Investment related expenses	4,187	4,322	(135)
Transaction related expenses	4,066	1,962	2,104
Total Expenses	13,311	11,206	2,105

Income/(loss) before equity in earnings/(loss) from affiliates	(10,447)	19,005	(29,452)

Equity in earnings/(loss) from affiliates	167	1,645	(1,478)
Income/(Loss) before Income Taxes	(10,280)	20,650	(30,930)

Income tax expense	251	689	(438)
Net Income/(Loss)	(10,531)	19,961	(30,492)

Dividends on preferred stock	5,212	5,344	(132)

Net Income/(Loss) Available to Common Stockholders	$(15,743)	$14,617	$(30,360)

Interest income

Interest income is calculated using the effective interest method for our investment portfolio.

Interest income decreased from the three months ended September 30, 2025 to the three months ended September 30, 2026 primarily due to a lower weighted average amortized cost of our investment portfolio as a result of paydowns, offset by the purchases of residential mortgage loans and Non-Agency RMBS. The following table presents a summary of the weighted average amortized cost of and the weighted average yield on our investment portfolio ($ in millions).

	Three Months Ended
	September 30, 2026	September 30, 2025	Change
Weighted average amortized cost of our investment portfolio	$7,954	$8,185	$(231)
Weighted average yield on our investment portfolio	6.09%	6.09%	—%

Interest expense

Interest expense is inclusive of our financing cost related to our financing arrangements on our investment portfolio, securitized debt, and Senior Unsecured Notes.

Interest expense decreased from the three months ended September 30, 2025 to the three months ended September 30, 2026 due to a lower weighted average financing balance outstanding resulting primarily from paydowns on the portfolio and a decrease in the weighted average financing rate. The following table presents a summary of the weighted average financing balance and the weighted average financing rate on our investment portfolio ($ in millions).

	Three Months Ended
	September 30, 2026	September 30, 2025	Change
Weighted average financing balance	$7,496	$7,739	$(243)
Weighted average financing rate on our investment portfolio	5.35%	5.44%	(0.09)%

Net interest component of interest rate swaps

Net interest component of interest rate swaps represents the net interest income received or expense paid on our interest rate swaps.

We recorded income on the net interest component of interest rate swaps during the three months ended September 30, 2026 and 2025 as a result of our swap portfolio being in a net receive position during each of the entire periods. The decrease in income from the three months ended September 30, 2025 to the three months ended September 30, 2026 was the result of a decrease in the weighted average receive rate. The following table presents a summary of the weighted average notional value and the weighted average (pay)/receive rate on our interest rate swap portfolio for the three months ended September 30, 2026 and 2025 ($ in millions).

	Three Months Ended
	September 30, 2026	September 30, 2025	Change
Net weighted average interest rate swap notional value	$436	$425	$11
Net weighted average (pay)/receive rate	0.33%	1.04%	(0.71)%

Net realized gain/(loss)

The following table presents a summary of Net realized gain/(loss) for the three months ended September 30, 2026 and 2025 (in thousands). See Note 3, Note 4, and Note 7 to the “Notes to Consolidated Financial Statements (unaudited)” for additional information on realized gains/(losses).

	Three Months Ended
	September 30, 2026	September 30, 2025
Sales of residential mortgage loans and loans transferred to or sold from Other assets	$(227)	$(240)
Loan purchase commitment	—	356
Sales of real estate securities	28	—
Settlement of derivatives and other instruments	1,875	(3,694)
Total Net realized gain/(loss)	$1,676	$(3,578)

Net unrealized gain/(loss)

The following table presents a summary of Net unrealized gain/(loss) for the three months ended September 30, 2026 and 2025 (in thousands).

	Three Months Ended
	September 30, 2026	September 30, 2025
Residential mortgage loans	$(222,495)	$66,980
Commercial loans	(4,787)	(7,151)
Real estate securities	(3,988)	1,741
Securitized debt	201,732	(45,710)
Other assets	213	—
Loan purchase commitments	—	(834)
Derivatives	9,470	(1,827)
Total Net unrealized gain/(loss)	$(19,855)	$13,199

Management fee to affiliate

Our management fee is based upon a percentage of our Stockholders’ Equity. See the "Contractual obligations" section of this Item 2 for further detail on the calculation of our management fee and for the definition of Stockholders’ Equity.

Non-investment related expenses

The following table presents a summary of our non-investment related expenses for the three months ended September 30, 2026 and 2025 (in thousands).

	Three Months Ended
	September 30, 2026	September 30, 2025
Affiliate reimbursement (1)	$1,659	$1,544
Professional fees	323	374
D&O insurance	255	255
Directors' fees and equity based compensation	301	253
Excise tax expense	—	34
Other	219	143
Total Non-investment related expenses	$2,757	$2,603
(1)We are required to reimburse our Manager or its affiliates for operating expenses incurred by our Manager or its affiliates on our behalf, including certain compensation expenses and other expenses relating to legal, accounting, and other services. See the "Contractual obligations" section of this Item 2 for further detail.

Investment related expenses

The following table presents a summary of our investment related expenses for the three months ended September 30, 2026 and 2025 (in thousands). These expenses decreased from the three months ended September 30, 2025 to the three months ended September 30, 2026 primarily due to a decrease in our residential mortgage loan portfolio.

	Three Months Ended
	September 30, 2026	September 30, 2025
Affiliate reimbursement (1)	$182	$256
Servicing fees	2,532	2,529
Residential mortgage loan asset management fees	489	614
Trustee and bank fees	690	684
Other	294	239
Total Investment related expenses	$4,187	$4,322
(1)We are required to reimburse our Manager or its affiliates for operating expenses incurred by our Manager or its affiliates on our behalf associated with our investment portfolio.

Transaction related expenses

Transaction related expenses generally includes expenses associated with purchasing and securitizing residential mortgage loans. During the three months ended September 30, 2026, transaction related expenses were primarily comprised of $2.1 million related to the securitization and acquisition of residential mortgage loans and $2.0 million related to the proposed acquisition of CHMI. During the three months ended September 30, 2025, the expenses primarily consisted of $0.8 million related to refinancing our fixed-rate long-term financing arrangements and $0.9 million related to our acquisition of an additional 21.4% interest in AG Arc.

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

	Three Months Ended
	September 30, 2026	September 30, 2025
MATT Non-QM Securities	$884	$(581)
Re/Non-Performing Securities	5	(17)
AG Arc (1)	(722)	2,243
Equity in earnings/(loss) from affiliates	$167	$1,645
(1)Effective August 1, 2025, our allocation of AG Arc’s earnings is 66.0%. For all prior periods, our allocation of AG Arc’s earnings was 44.6%.

The below table breaks out the components in the "Equity in earnings/(loss) from affiliates" line item on our consolidated statements of operations (in thousands).

	Three Months Ended
	September 30, 2026	September 30, 2025
Interest income	$229	594
Interest expense	—	—
Total Net Interest Income (1)	229	594

Other Income/(Loss)
Net unrealized gain/(loss)	696	(1,156)
Other operating expenses (1)	36	36
Total MATT Non-QM Securities and Re/Non Performing Securities (2)	889	(598)

AG Arc Earnings/(Loss)
Net operating income/(loss) from AG Arc (1) (3)	(39)	1,204
Other income/(loss) from AG Arc (3)	267	(118)
Unrealized gain/(loss) on investment in AG Arc (4)	(950)	1,251
Elimination of gains on loans sold from AG Arc to MITT (1) (5)	—	(94)
Total AG Arc Earnings/(Loss)	(722)	2,243
Equity in earnings/(loss) from affiliates	$167	$1,645
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
(4)As of September 30, 2026, the fair value of our investment in Arc Home was calculated using a valuation multiple of 1.025x of book value, which decreased from 1.05x of book value as of June 30, 2026. As of September 30, 2025, the fair value of our investment in Arc Home was calculated using a valuation multiple of 1.025x of book value, which increased from 1.00x of book value as of June 30, 2025.
(5)The earnings recognized by AG Arc do not include our portion of gains recorded by Arc Home in connection with the sale of residential mortgage loans to us. Refer to Note 10 to the "Notes to Consolidated Financial Statements (unaudited)" for more information on this accounting policy.

Income tax expense

Income tax expense for the three months ended September 30, 2026 and 2025 relates to taxable income recognized on investments in residential mortgage loans held within our taxable REIT subsidiary and realized gains on residential mortgage loan securitization activity.

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

Nine Months Ended September 30, 2026 compared to the Nine Months Ended September 30, 2025

The table below presents certain information from our consolidated statements of operations for the nine months ended September 30, 2026 and 2025 (in thousands).

	Nine Months Ended
	September 30, 2026	September 30, 2025	Change
Statement of Operations Data:
Net Interest Income
Interest income	$374,971	$344,709	$30,262
Interest expense	313,404	288,626	24,778
Total Net Interest Income	61,567	56,083	5,484

Other Income/(Loss)
Net interest component of interest rate swaps	1,060	2,666	(1,606)
Net realized gain/(loss)	(286)	(7,062)	6,776
Net unrealized gain/(loss)	(31,893)	13,961	(45,854)
Total Other Income/(Loss)	(31,119)	9,565	(40,684)

Expenses
Management fee to affiliate	6,931	6,947	(16)
Non-investment related expenses	7,719	8,390	(671)
Investment related expenses	12,705	11,205	1,500
Transaction related expenses	4,732	6,041	(1,309)
Total Expenses	32,087	32,583	(496)

Income/(loss) before equity in earnings/(loss) from affiliates	(1,639)	33,065	(34,704)

Equity in earnings/(loss) from affiliates	2,436	3,061	(625)
Income/(Loss) before Income Taxes	797	36,126	(35,329)

Income tax expense	621	743	(122)
Net Income/(Loss)	176	35,383	(35,207)

Dividends on preferred stock	15,542	15,969	(427)

Net Income/(Loss) Available to Common Stockholders	$(15,366)	$19,414	$(34,780)

Interest income

Interest income increased from the nine months ended September 30, 2025 to the nine months ended September 30, 2026 primarily due to a higher weighted average amortized cost of our investment portfolio as a result of purchases of residential mortgage loans and Non-Agency RMBS and an increase in the weighted average yield of our investment portfolio. The following table presents a summary of the weighted average amortized cost of and the weighted average yield on our investment portfolio ($ in millions).

	Nine Months Ended
	September 30, 2026	September 30, 2025	Change
Weighted average amortized cost of our investment portfolio	$8,227	$7,586	$641
Weighted average yield on our investment portfolio	6.08%	6.06%	0.02%

Interest expense

Interest expense increased from the nine months ended September 30, 2025 to the nine months ended September 30, 2026 due to a higher weighted average financing balance outstanding resulting from the issuance of securitized debt. The following table presents a summary of the weighted average financing balance and the weighted average financing rate on our investment portfolio ($ in millions).

	Nine Months Ended
	September 30, 2026	September 30, 2025	Change
Weighted average financing balance	$7,760	$7,136	$624
Weighted average financing rate on our investment portfolio	5.38%	5.39%	(0.01)%

Net interest component of interest rate swaps

We recorded income on the net interest component of interest rate swaps during the nine months ended September 30, 2026 and 2025 as a result of our swap portfolio being in a net receive position. The decrease in income from the nine months ended September 30, 2025 to the nine months ended September 30, 2026 was the result of a decrease in the weighted average receive rate. The following table presents a summary of the weighted average notional value and the weighted average (pay)/receive rate on our interest rate swap portfolio for the nine months ended September 30, 2026 and 2025 ($ in millions).

	Nine Months Ended
	September 30, 2026	September 30, 2025	Change
Net weighted average interest rate swap notional value	$413	$388	$25
Net weighted average (pay)/receive rate	0.34%	0.92%	(0.58)%

Net realized gain/(loss)

The following table presents a summary of Net realized gain/(loss) for the nine months ended September 30, 2026 and 2025 (in thousands). See Note 3, Note 4, and Note 7 to the “Notes to Consolidated Financial Statements (unaudited)” for additional information on realized gains/(losses).

	Nine Months Ended
	September 30, 2026	September 30, 2025
Sales of residential mortgage loans and loans transferred to or sold from Other assets	$(2,200)	$(1,947)
Loan purchase commitment	—	356
Sales of real estate securities	(17)	169
Settlement of derivatives and other instruments	1,931	(5,640)
Total Net realized gain/(loss)	$(286)	$(7,062)

Net unrealized gain/(loss)

The following table presents a summary of Net unrealized gain/(loss) for the nine months ended September 30, 2026 and 2025 (in thousands).

	Nine Months Ended
	September 30, 2026	September 30, 2025
Residential mortgage loans	$(312,851)	$163,237
Commercial loans	(6,647)	(9,606)
Real estate securities	(6,329)	6,871
Securitized debt	278,368	(137,742)
Other assets	(21)	—
Loan purchase commitments	—	(410)
Derivatives	15,587	(8,389)
Total Net unrealized gain/(loss)	$(31,893)	$13,961

Management fee to affiliate

Our management fee is based upon a percentage of our Stockholders’ Equity. See the "Contractual obligations" section of this Item 2 for further detail on the calculation of our management fee and for the definition of Stockholders’ Equity.

Non-investment related expenses

The following table presents a summary of our non-investment related expenses for the nine months ended September 30, 2026 and 2025 (in thousands).

	Nine Months Ended
	September 30, 2026	September 30, 2025
Affiliate reimbursement (1)	$4,288	$4,687
Professional fees	973	1,244
D&O insurance	765	765
Directors' fees and equity based compensation	851	866
Excise tax expense (2)	—	77
Other	842	751
Total Non-investment related expenses	$7,719	$8,390
(1)We are required to reimburse our Manager or its affiliates for operating expenses incurred by our Manager or its affiliates on our behalf, including certain compensation expenses and other expenses relating to legal, accounting, and other services. See the "Contractual obligations" section of this Item 2 for further detail.
(2)We did not recognize any excise tax during the nine months ended September 30, 2026. Estimated excise tax expense of $77 thousand was recognized during the nine months ended September 30, 2025, which included $0.1 million related to an excise tax refund.

Investment related expenses

The following table presents a summary of our investment related expenses for the nine months ended September 30, 2026 and 2025 (in thousands). These expenses increased from the nine months ended September 30, 2025 to the nine months ended September 30, 2026 primarily due to an increase in our residential mortgage loan portfolio.

	Nine Months Ended
	September 30, 2026	September 30, 2025
Affiliate reimbursement	$540	$551
Servicing fees	7,713	6,479
Residential mortgage loan asset management fees	1,520	1,693
Trustee and bank fees	1,989	1,862
Other	943	620
Total Investment related expenses	$12,705	$11,205

Transaction related expenses

Transaction related expenses generally includes expenses associated with purchasing and securitizing residential mortgage loans. During the nine months ended September 30, 2026, transaction related expenses were primarily comprised of $2.2 million related to the securitization and acquisition of residential mortgage loans, $2.0 million related to the proposed acquisition of CHMI, $0.2 million related to legacy WMC commercial loans, and $0.2 million related to the expenses associated with our “at-the market” equity program. During the nine months ended September 30, 2025, the expenses were primarily related to the execution of rated securitizations, along with expenses of $0.8 million related to refinancing our fixed-rate long-term financing arrangements and $0.9 million related to our acquisition of an additional 21.4% interest in AG Arc.

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

	Nine Months Ended
	September 30, 2026	September 30, 2025
MATT Non-QM Securities	$166	$(384)
Re/Non-Performing Securities	(35)	(137)
AG Arc (1)	2,305	3,582
Equity in earnings/(loss) from affiliates	$2,436	$3,061
(1)Effective August 1, 2025, our allocation of AG Arc’s earnings is 66.0%. For all prior periods, our allocation of AG Arc’s earnings was 44.6%.

The below table breaks out the components in the "Equity in earnings/(loss) from affiliates" line item on our consolidated statements of operations (in thousands).

	Nine Months Ended
	September 30, 2026	September 30, 2025
Interest income	$770	$1,920
Interest expense	—	3
Total Net Interest Income (1)	770	1,917

Net unrealized gain/(loss)	(518)	(2,305)
Other operating expenses (1)	121	133
Total MATT Non-QM Securities and Re/Non Performing Securities (2)	131	(521)

Net operating income/(loss) from AG Arc (1) (3)	2,400	1,184
Other income/(loss) from AG Arc (3)	10	(74)
Unrealized gain/(loss) on investment in AG Arc (4)	(99)	2,654
Elimination of gains on loans sold from AG Arc to MITT (1) (5)	(6)	(182)
Total AG Arc Earnings/(Loss)	2,305	3,582
Equity in earnings/(loss) from affiliates	$2,436	$3,061
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
(4)As of September 30, 2026, the fair value of our investment in Arc Home was calculated using a valuation multiple of 1.025x of book value, which was consistent with the valuation multiple 1.025x of book value as of December 31, 2025. As of September 30, 2025, the fair value of our investment in Arc Home was calculated using a valuation multiple of 1.025x of book value, which increased from 0.95x of book value as of December 31, 2024.
(5)The earnings recognized by AG Arc do not include our portion of gains recorded by Arc Home in connection with the sale of residential mortgage loans to us. Refer to Note 10 to the "Notes to Consolidated Financial Statements (unaudited)" for more information on this accounting policy.

Income tax expense

Income tax expense for the nine months ended September 30, 2026 and 2025, relates to taxable income recognized on investments in residential mortgage loans held within our taxable REIT subsidiary and realized gains on residential mortgage loan securitization activity.

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

Transaction related expenses are generally comprised of costs incurred prior to or at the time of executing our securitizations and acquiring or disposing of residential mortgage loans. These costs are nonrecurring and may include underwriting fees, legal fees, diligence fees, and other similar transaction related expenses. Recurring expenses, such as servicing fees, custodial fees, trustee fees and other similar ongoing fees are not excluded from earnings available for distribution. Management considers the transaction related expenses and income taxes related to non-EAD income/(loss) items to be similar to realized losses incurred at the acquisition, disposition, or securitization of an asset and does not view them as being part of its core operations.

A reconciliation of "Net Income/(loss) available to common stockholders" to EAD for three and nine months ended September 30, 2026 and 2025 is set forth below (in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net Income/(loss) available to common stockholders	$(15,743)	$14,617	$(15,366)	$19,414
Add (Deduct):
Net realized (gain)/loss	(1,676)	3,578	286	7,062
Net unrealized (gain)/loss	19,855	(13,199)	31,893	(13,961)
Transaction related expenses (1)	4,209	2,504	5,075	6,727
Equity in (earnings)/loss from affiliates	(167)	(1,645)	(2,436)	(3,061)
EAD from equity method investments (2)	154	1,668	3,043	2,786
Dollar roll income/(loss)	—	(432)	—	(543)
Earnings available for distribution	$6,632	$7,091	$22,495	$18,424

Earnings available for distribution, per Diluted Share	$0.21	$0.23	$0.71	$0.61
(1)The following table presents additional detail related to transaction related expenses excluded from EAD (in thousands). The interest expense line item relates to the amortization of deferred financing costs and the income tax expense line item relates to taxes incurred on items excluded from EAD, as defined above.

	Three Months Ended		Nine Months Ended
Consolidated statements of operations line item:	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Transaction related expenses	$4,066	$1,962	$4,732	$6,041
Interest expense	25	99	183	243
Income tax expense	118	443	160	443
Transaction related expenses	$4,209	$2,504	$5,075	$6,727

(2)The following table presents additional detail related to EAD from equity method investments (in thousands). Refer to the “Equity in earnings/(loss) from affiliates” section within the “Results of Operations” above for additional detail.

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net interest income	$229	$594	$770	$1,917
Other operating expenses	(36)	(36)	(121)	(133)
Net operating income/(loss) from AG Arc	(39)	1,204	2,400	1,184
Elimination of gains on loans sold from AG Arc to MITT	—	(94)	(6)	(182)
EAD from equity method investments	$154	$1,668	$3,043	$2,786

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

Investment portfolio

The following table presents a summary of our Investment Portfolio, inclusive of net interest margin and leverage ratios, as of September 30, 2026 ($ in thousands).

	Investment			Securitized Debt			Cost of Funds (c)	Allocated Equity (d)	Net Interest Margin
Instrument	Amortized Cost	Fair Value	Yield (a)(b)	Amortized Cost	Fair Value	Financing Arrangements				Leverage Ratio (e)
Residential Investments
Securitized Non-Agency Loans	$6,232,025	$5,778,103	5.67%	$5,577,643	$5,202,872	$401,198	5.24%	$174,033	0.43%	2.2x
Securitized Home Equity Loans	1,058,044	1,048,393	7.47%	871,694	855,912	74,152	5.68%	118,329	1.79%	0.6x
Securitized Re/Non-Performing Loans	136,866	120,543	5.77%	88,696	83,480	26,358	4.07%	10,705	1.70%	2.3x
Agency-Eligible Loans	20,388	19,915	6.35%	—	—	17,931	5.60%	1,984	0.75%	9.0x
Home Equity Loans	201,786	200,144	8.05%	—	—	170,598	6.02%	29,546	2.03%	5.8x
Non-Agency Loans	6,778	6,272	4.65%	—	—	5,450	5.53%	822	(0.88)%	6.6x
Residential Whole Loans	288	654	NM	—	—	—	—%	654	NM	N/A
Non-Agency RMBS	281,099	284,898	8.25%	—	—	209,864	4.56%	75,034	3.69%	2.6x
Total Residential Investments	7,937,274	7,458,922	6.07%	6,538,033	6,142,264	905,551	5.28%	411,107	0.78%	2.2x

Agency RMBS	14,377	15,648	10.12%	—	—	10,477	4.62%	5,171	5.50%	2.0x

Legacy WMC Commercial Investments (f)
Commercial Loans (g)	61,771	44,087	—%	—	—	16,535	6.64%	27,552	(6.64)%	0.6x
CMBS (h)	48,869	41,950	16.76%	—	—	18,790	5.42%	23,160	11.34%	0.8x
Total Legacy WMC Commercial Investments	110,640	86,037	7.40%	—	—	35,325	5.99%	50,712	1.41%	0.7x

Total Investment Portfolio	$8,062,291	$7,560,607	6.10%	$6,538,033	$6,142,264	$951,353	5.28%	$466,990	0.82%	1.9x
Cash and Cash Equivalents (i)								56,684	3.75%
Interest Rate Swaps (j)								11,588	0.17%
Investments in Debt and Equity of Affiliates
Arc Home								45,713
Securities (k)								8,678	9.71%
Other Assets/Liabilities								260
Senior Unsecured Notes (c)								(97,065)	10.61%
Non-Interest Earning Assets, net								29,977
Total Stockholders' Equity								$522,825		2.0x
NM - Not Meaningful
(a)Excludes any net TBA positions.
(b)The weighted average yields are calculated based on the amortized cost of the underlying loans and securities.
(c)The cost of funds related to the financing on our investment portfolio inclusive of the benefit of 0.01% from our interest rate hedges was 5.28%. When including our Senior Unsecured Notes, the total cost of funds was 5.35%.
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
(h)There are Legacy WMC CMBS with an unpaid principal balance of $23.5 million and a fair value of $4.7 million which are on non-accrual or cost recovery status.
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

In each securitization transaction, a pool of loans is transferred into a newly formed securitization trust. The securitization trust issues various classes of mortgage pass-through certificates backed by the cash flows from the underlying residential mortgage loans (the "Certificates"). When we sponsor a residential mortgage loan securitization, we are generally required to retain at least 5% of the fair value of the Certificates issued in the securitization ("Risk Retention Rules"). We can retain either an eligible vertical interest (which consists of at least 5% of each class of securities issued in the securitization), an eligible horizontal residual interest (which is the most subordinate class of securities with a fair value of at least 5% of the aggregate credit risk) or a combination of both totaling 5% (the "Required Credit Risk"). We typically sell the senior classes of Certificates to unrelated third parties. When we choose to retain an eligible horizontal residual interest, we generally purchase the most subordinated classes of Certificates and the excess cash flow Certificates. When we choose to retain an eligible vertical interest, we purchase a 5% interest in each class of Certificates issued. We also may purchase the Certificates entitled to excess servicing fees and other Certificates not required to meet Risk Retention Rules.

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

The following table summarizes our Securitized residential mortgage loans and Securitized debt, as well as the economic interest on retained Certificates related to our Non-Agency VIEs and Home Equity VIEs as of September 30, 2026 (in thousands).

	Non-Agency VIEs		Home Equity VIEs
	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value
Securitized residential mortgage loans in VIEs	$6,170,686	$5,778,103	$992,263	$1,048,393
Securitized debt in VIEs (1)	5,608,996	5,202,872	847,647	855,912
Other assets (2)	N/A	6,065	N/A	1,055
Retained Certificates from VIEs (3)(4)(5)(6)		$581,296		$193,536

Retained interests in VIEs	Current Face	Fair Value	Current Face	Fair Value
Senior Bonds	$110,930	$108,626	$59,470	$58,388
Mezzanine Bonds	23,348	21,694	1,117	1,106
Subordinate Bonds	433,212	302,049	84,029	75,571
Interest Only / Excess Servicing Bonds (1)(7)	N/A	148,927	N/A	58,471
Retained Certificates from VIEs (3)(4)(5)(6)		$581,296		$193,536
Financing arrangements on retained Certificates from VIEs		401,198		74,152
Retained Certificates from VIEs, net of financing arrangements		$180,098		$119,384
(1)Interest Only securities have no principal balances and bear interest based on a notional value. The notional value is used solely to determine interest distributions on the interest only classes of securities. The Securitized debt in the Non-Agency VIEs and Interest Only/Excess Servicing Bonds line items include interest only classes with a notional value of $3.0 billion and $9.9 billion, respectively. The Securitized debt in the Home Equity VIEs and Interest Only/Excess Servicing Bonds line items include interest only classes with a notional value of $299.2 million and $693.1 million, respectively.
(2)For Non-Agency VIEs, represents the fair value of real estate owned within the VIEs and cash held in reserve accounts. We record real estate owned at the lower of cost or fair value less estimated costs to sell. We recorded real estate owned within our Non-Agency VIEs at $5.9 million. For Home Equity VIEs, represents cash held in reserve accounts within the Home Equity VIEs and included within our restricted cash.
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
(4)Our equity at risk included bonds in our Non-Agency VIEs and Home Equity VIEs with a fair value of $349.7 million and $52.5 million, respectively, held in order to comply with Risk Retention Rules. We are generally required to hold the Required Credit Risk until the later of (i) the fifth anniversary of the securitization closing date and (ii) the date on which the aggregate unpaid principal balance of the mortgage loans has been reduced to 25% of the aggregate unpaid principal balance of the mortgage loans as of the securitization closing date, but no longer than the seventh anniversary of the closing date.
(5)A portion of our equity at risk includes bonds exposed to the first loss of the securitization in the Non-Agency VIEs and Home Equity VIEs with a fair value of $80.4 million and $44.8 million, respectively.
(6)Excludes net other asset/(liabilities) held within the Non-Agency VIEs and Home Equity VIEs of $6.5 million and $5.4 million, respectively.
(7)As the sponsor and depositor of each securitization, we may purchase all of the outstanding Certificates (an "Optional Redemption") following the earlier of (1) an applicable anniversary date (typically two or three years) of the respective securitization or (2) the date at which the unpaid principal balance of the applicable collateral has declined below a certain percentage (typically 10% to 30%) of the principal balance originally contributed to the securitization. As of September 30, 2026, there were 12 Non-Agency securitizations with an unpaid principal balance of $2.5 billion that met the criteria for an Optional Redemption.

Securitized residential mortgage loans and Residential mortgage loans

The following table presents information regarding collateral characteristics of our residential mortgage loans as of September 30, 2026 ($ in thousands).

	Unpaid Principal Balance			Weighted Average (1)(2)
		Fair Value	Loan Count (1)	Original LTV Ratio (3)	Current FICO (4)	Coupon	Life (Years) (5)
Securitized residential mortgage loans
Non-Agency Loans	$6,170,686	$5,778,103	16,603	70.77%	752	5.77%	7.45
Home Equity Loans	992,263	1,048,393	11,889	65.50%	751	9.49%	5.04
Re- and Non-Performing Loans	145,651	120,543	1,000	80.27%	668	4.10%	5.15
Total Securitized residential mortgage loans	$7,308,600	$6,947,039	29,492	70.24%	750	6.24%	7.08
Residential mortgage loans
Agency-Eligible Loans	$20,111	$19,915	38	71.17%	749	6.86%	6.19
Home Equity Loans	195,985	200,144	2,574	63.67%	753	8.91%	6.02
Non-Agency Loans	6,653	6,272	9	74.04%	624	6.37%	5.87
Re- and Non-Performing Loans (1)	680	654	N/A	N/A	N/A	N/A	0.95
Total Residential mortgage loans	$223,429	$226,985	2,621	64.65%	748	8.65%	6.02
Total as of September 30, 2026	$7,532,029	$7,174,024	32,113	70.07%	750	6.32%	7.05
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

Legacy WMC Commercial loans

As of September 30, 2026, the borrowers of the Legacy WMC Commercial loans were in maturity default. The lender parties (including us) are evaluating with the borrowers consensual sales of the underlying properties collateralizing the loans and/or transferring title of all or certain of the properties to the lender parties via a deed-in-lieu of foreclosure. See Note 3 to the "Notes to Consolidated Financial Statements (unaudited)" for information on the status of the Legacy WMC Commercial loans, as well as coupons, weighted average life, geographic concentration, collateral characteristics, LTV, and maturities of the loans we include in the "Commercial loans, at fair value" line item on our consolidated balance sheets.

Non-Agency RMBS and Legacy WMC CMBS

The following table presents the fair value, coupon, and weighted average life of our Non-Agency RMBS and Legacy WMC CMBS portfolios as of September 30, 2026 ($ in thousands).

			Weighted Average
Instrument	Current Face	Fair Value	Coupon (1)	Life (Years) (2)
Non-Agency RMBS by collateral type:
Non-QM Loans (3)	$84,457	$82,866	3.01%	2.18
Agency-Eligible Loans (3)	40,103	37,688	3.68%	6.74
Home Equity Loans (3)	140,174	161,199	5.75%	5.04
Prime Jumbo Loans	4,248	3,145	4.41%	17.33
Total Non-Agency RMBS	$268,982	$284,898	4.20%	4.45

Legacy WMC CMBS
Single-Asset/Single-Borrower - Fixed Rate	$48,498	$25,650	6.11%	1.65
Single-Asset/Single-Borrower - Floating Rate	18,533	5,730	6.79%	0.75
Conduit - Fixed Rate	15,041	10,570	4.22%	2.32
Legacy WMC CMBS (4)	$82,072	$41,950	5.91%	1.57

Total Non-Agency RMBS and Legacy WMC CMBS	$351,054	$326,848	4.52%	4.17
(1)Equity residual investments with a zero coupon rate are excluded from this calculation.
(2)Weighted average life is based on projected life. Typically, actual maturities are shorter than stated contractual maturities.
(3)Interest Only securities have no principal balances and bear interest based on a notional value. The notional value is used solely to determine interest distributions on the interest only classes of securities. The notional value of interest only classes included in the Non-QM Loans, Agency-Eligible Loans, and Home Equity Loans items was $129.8 million, $33.8 million, and $311.9 million, respectively.
(4)There are Legacy WMC CMBS with an unpaid principal balance of $23.5 million and a fair value of $4.7 million which are on non-accrual or cost recovery status.

The following table presents the fair value of our Non-Agency RMBS and Legacy WMC CMBS by credit rating as of September 30, 2026 (in thousands).

Credit Rating (1)	Non-Agency RMBS	Legacy WMC CMBS
AAA	$145,170	$—
AA	17,561	—
A	25,489	—
BBB	20,620	—
BB	8,012	5,886
B	5,408	1,151
Below B	—	34,858
Not Rated	62,638	55
Total Non-Agency RMBS and Legacy WMC CMBS	$284,898	$41,950
(1)Represents the minimum rating for rated assets of S&P, Moody's, Morningstar, and Fitch credit ratings, stated in terms of the S&P equivalent.

The following table presents the geographic concentration of the underlying collateral for our Non-Agency RMBS and Legacy WMC CMBS portfolios as of September 30, 2026 ($ in thousands).

Non-Agency RMBS			Legacy WMC CMBS
Geographic Location	Concentration	Fair Value	Geographic Location	Concentration	Fair Value
California	26.3%	$75,042	California	41.2%	$17,267
Florida	10.0%	28,405	Minnesota	25.7%	10,795
New York	5.5%	15,641	Texas	9.2%	3,842
Texas	4.4%	12,502	New York	5.3%	2,226
New Jersey	3.9%	11,048	Pennsylvania	4.4%	1,845
Other	49.9%	142,260	Other	14.2%	5,975
Total	100.0%	$284,898	Total	100.0%	$41,950

Agency RMBS

Although our investment activities primarily include acquiring and securitizing newly-originated residential mortgage loans, from time to time we invest excess liquidity into Agency RMBS. The following table presents the fair value, constant prepayment rate (“CPR”), coupon, and weighted average life experienced on our Agency RMBS portfolio as of September 30, 2026 ($ in thousands).

		Weighted Average
	Fair Value	CPR (1)	Coupon	Life (Years) (2)
Agency RMBS Interest Only	$15,648	8.8%	4.89%	6.34
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

Financing Arrangements

Repurchase agreements involve the sale and a simultaneous agreement to repurchase the transferred assets or similar assets at a future date. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a "haircut." The size of the haircut reflects the perceived risk associated with the pledged asset. Haircuts may change as our financing arrangements mature or roll and are sensitive to governmental regulations. Interest rates for our financing arrangements are determined based on prevailing rates (typically a spread over a base rate) corresponding to the terms of the borrowings, and interest is paid on a monthly basis or, for shorter term arrangements, at the end of the term. Repurchase agreements typically have a term of up to one year for loans and a term of 30 to 90 days for securities. Repurchase agreements are generally mark-to-market with respect to margin calls and recourse to us. We also have certain financing arrangements collateralized by residential mortgage loans which are recourse to us, but are not subject to mark-to-market margin calls. We had outstanding financing arrangements with six counterparties as of September 30, 2026.

Our financing arrangements generally include customary representations, warranties, and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each financing arrangement, typical supplemental terms include requirements of minimum equity and liquidity, leverage ratios, and performance triggers. In addition, some of the financing arrangements contain cross default features, whereby default under an agreement with one lender simultaneously causes default under agreements with other lenders. To the extent that we fail to comply with the covenants contained in these financing arrangements or are otherwise found to be in default under the terms of such agreements, the counterparty has the right to accelerate amounts due under the associated agreement. As of September 30, 2026, we are in compliance with all of our financial covenants.

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

September 30, 2026	Leverage	Stockholders’ Equity	Leverage Ratio
Securitized debt, at fair value (1)	$6,142,264
Financing arrangements (2)	951,353
Senior Unsecured Notes (2)	97,065
Restricted cash posted on financing arrangements	(15,680)
GAAP Leverage	$7,175,002	$522,825	13.7x
Non-recourse financing arrangements (1)	(6,142,264)
Economic Leverage	$1,032,738	$522,825	2.0x
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

As described above, our distribution requirements are based on taxable income rather than GAAP net income. Differences between taxable income and GAAP net income include (i) unrealized gains and losses associated with investment and derivative portfolios which are marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized or settled, (ii) temporary differences related to amortization of premiums and discounts paid on investments, (iii) the timing and amount of deductions related to stock-based compensation, (iv) temporary differences related to the recognition of realized gains and losses on sold investments and certain terminated derivatives, (v) taxes, and (vi) differences between GAAP income or losses in our TRSs and taxable income resulting from dividend distributions to the REIT from our TRSs. Undistributed taxable income is based on current estimates and is not finalized until we file our annual tax return for that tax year, typically in October of the following year. As of December 31, 2025, we had undistributed taxable income of $0.12 per common share.

During the nine months ended September 30, 2026, the Company declared common stock dividends of $0.72 per share. During the same period, the Company declared and paid preferred stock dividends on its Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock of $1.54689, $1.50, and $1.983129 per share, respectively.

Liquidity and capital resources

Our liquidity determines our ability to meet our cash obligations, including distributions to our stockholders, payment of our expenses, financing our investments and satisfying other general business needs.

Our principal sources of cash consist of borrowings under securitized debt and financing arrangements, principal and interest payments we receive on our investment portfolio, cash generated from our operating results, proceeds from the sale of investments, and proceeds from capital market transactions. We typically use cash to repay principal and interest on our securitized debt, financing arrangements and senior unsecured notes, to purchase loans, real estate securities, and other real estate related assets, to make dividend payments on our capital stock, to repurchase our capital stock, and to fund our operations. We may also generate liquidity when restricted cash that was pledged as collateral for clearing and executing trades, derivatives, and financing arrangements becomes unrestricted when the related collateral requirements are exceeded or at the maturity of the derivative or financing arrangement. Refer to "—Margin requirements" below discussing instances where we may use liquidity to meet margin requirements. As of September 30, 2026, we pledged residential mortgage loans in which the Company has no outstanding financing but has $28.0 million of available financing which is contractually committed. At September 30, 2026, we had $84.7 million of liquidity, which consisted of $56.7 million of cash and cash equivalents and $28.0 million of available committed financing on certain residential mortgage loans available to support our liquidity needs.

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

Cash flows

The below details changes to our cash, cash equivalents, and restricted cash for the nine months ended September 30, 2026 and 2025 (in thousands).

	Nine Months Ended
	September 30, 2026	September 30, 2025	Change
Cash and cash equivalents and restricted cash, Beginning of Period	$76,321	$138,568	$(62,247)

Net cash provided by (used in) operating activities (1)	59,659	40,894	18,765
Net cash provided by (used in) investing activities (2)	638,876	(1,954,802)	2,593,678
Net cash provided by (used in) financing activities (3)	(689,465)	1,852,148	(2,541,613)

Net change in cash and cash equivalents and restricted cash	9,070	(61,760)	70,830
Cash and cash equivalents and restricted cash, End of Period	$85,391	$76,808	$8,583
(1)Cash provided by operating activities is primarily attributable to net interest income less operating expenses for the nine months ended September 30, 2026.
(2)Cash provided by investing activities for the nine months ended September 30, 2026 was primarily attributable to principal repayments on our investment portfolio and proceeds from the sale of certain investments, offset by purchases of residential mortgage loans and real estate securities.
(3)Cash used in financing activities for the nine months ended September 30, 2026 was primarily attributable to principal repayments on securitized debt and dividend payments, offset by proceeds from the issuance of securitized debt and net borrowings under financing arrangements.

Stock repurchase programs

On August 3, 2022, our Board of Directors authorized a stock repurchase program (the "2022 Repurchase Program") to repurchase up to $15.0 million of our outstanding common stock. The 2022 Repurchase Program does not have an expiration date and permits us to repurchase our shares through various methods, including open market repurchases, privately negotiated block transactions and Rule 10b5-1 plans. We may repurchase shares of our common stock from time to time in compliance with SEC regulations and other legal requirements. The extent to which we repurchase our shares, and the timing, manner, price, and amount of any such repurchases, will depend upon a variety of factors including market conditions and other corporate considerations as determined by management, as well as the limits of the 2022 Repurchase Program and our liquidity and business strategy. The 2022 Repurchase Program does not obligate us to acquire any particular amount of shares and may be modified or discontinued at any time. As of the date of this filing, approximately $1.5 million of common stock remained authorized for future share repurchases under the 2022 Repurchase Program. There were no shares repurchased during the three and nine months ended September 30, 2026 and 2025.

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

Equity distribution agreements

On November 6, 2024, we entered into separate equity distribution agreements (the "2024 Equity Distribution Agreements") with each of BTIG, LLC, JonesTrading Institutional Services LLC, Keefe, Bruyette & Woods, Inc. and Piper Sandler & Co. (collectively, the "2024 Sales Agents"), pursuant to which we may sell up to $75.0 million aggregate offering price of shares of our common stock from time to time through an "at-the-market" equity offering program under which the 2024 Sales Agents will act as sales agent. We did not issue any shares of common stock under the 2024 Equity Distribution Agreements during the three and nine months ended September 30, 2026 and 2025.

Acquisition of additional interest in AG Arc

On August 1, 2025, in connection with the acquisition of an additional 21.4% interest in AG Arc LLC (“AG Arc”), we issued 2,027,676 restricted shares of common stock (the “Holder Shares”) to certain funds managed by an affiliate of TPG (the “Holders”) as consideration. Refer to Note 10 of the "Notes to Consolidated Financial Statements (unaudited)" for additional information. Pursuant to the registration rights agreement we entered into with the Holders, in August 2025, we filed a resale shelf registration statement on Form S-3 registering the resale of all the Holder Shares (the “Resale Shelf”), which was declared effective by the Securities and Exchange Commission in August 2025. As September 30, 2026, the Holders no longer hold any shares of our common stock.

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

The below table details the management fees incurred during the three and nine months ended September 30, 2026 and 2025 (in thousands).

	Three Months Ended		Nine Months Ended
Consolidated statements of operations line item:	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Management fee to affiliate	$2,301	$2,319	$6,931	$6,947

As of September 30, 2026 and December 31, 2025, we recorded management fees payable of $2.3 million and $2.3 million, respectively. The management fee payable is included within the "Due to affiliates" line item within the "Other liabilities" line item on the consolidated balance sheets.

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

During the three and nine months ended September 30, 2026 and 2025, we did not incur any incentive fee expense.

Termination fee

Upon the occurrence of (i) our termination of the management agreement without cause or (ii) the Manager’s termination of the management agreement upon a breach by the Company of any material term of the management agreement, the Manager will be entitled to a termination fee equal to three times the average annual management fee during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter. As of September 30, 2026 and December 31, 2025, no event of termination of the management agreement had occurred.

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

The below table details the expense reimbursement incurred during the three and nine months ended September 30, 2026 and 2025 (in thousands).

	Three Months Ended		Nine Months Ended
Consolidated statements of operations line item:	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Non-investment related expenses	$1,659	$1,544	$4,288	$4,687
Investment related expenses	182	256	540	551
Transaction related expenses	147	174	295	543
Expense reimbursements to Manager or its affiliates	$1,988	$1,974	$5,123	$5,781

As of September 30, 2026 and December 31, 2025, we recorded a reimbursement payable to our Manager or its affiliates of $1.9 million and $2.1 million, respectively The reimbursement payable to the Manager or its affiliates is included within the "Due to affiliates" line item within the "Other liabilities" line item on the consolidated balance sheets.

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

Since inception of the 2025 Equity Incentive Plan and through September 30, 2026, we have granted an aggregate 103,604 shares of restricted common stock and 2,356 dividend equivalent units to our independent directors, all of which have vested. As of September 30, 2026, there were 914,821 remaining shares available to be issued under the 2025 Equity Incentive Plan.

As of September 30, 2026, we have 12,981 restricted stock units and 4,405 associated dividend equivalent units outstanding, all of which are fully vested and held by one of our independent directors. These units will be settled on a one-for-one basis in shares of our common stock upon the director's separation from service with us.

Manager Equity Incentive Plans

The AG Mortgage Investment Trust, Inc. 2021 Manager Equity Incentive Plan (the "2021 Manager Plan"), which became effective on April 7, 2021 following the approval of our stockholders at our 2021 annual meeting of stockholders, provides for a maximum of 573,425 shares of common stock that may be subject to awards thereunder to our Manager. As of September 30, 2026, there were no shares or awards issued under the 2021 Manager Plan. Following the execution of the Third Amendment to our management agreement in November 2021 related to the incentive fee, our compensation committee no longer expects to continue its historical practice of making periodic equity grants to the Manager pursuant to the 2021 Manager Plan.

Unfunded commitments

See Note 12 of the "Notes to Consolidated Financial Statements (unaudited)" for detail on our commitments as of September 30, 2026.

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

We record TBA purchases and sales on the trade date and present the purchase or receipt net of the corresponding payable or receivable until the settlement date of the transaction. Refer to Note 7 to the "Notes to Consolidated Financial Statements (unaudited)" for additional detail on TBAs as of September 30, 2026, if applicable.

For additional information on our commitments as of September 30, 2026, refer to Note 12 of the "Notes to Consolidated Financial Statements (unaudited)." We do not expect these commitments, taken as a whole, to be significant to, or to have a material impact on, our overall liquidity or capital resources or our operations.

Critical accounting policies and estimates

We prepare our consolidated financial statements in conformity with GAAP, which requires the use of estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of income and expenses during the reporting period. These estimates are based, in part, on our judgment and assumptions regarding various economic conditions that we believe are reasonable based on facts and circumstances existing at the time of reporting. We believe that the estimates, judgments and assumptions utilized in the preparation of our consolidated financial statements are prudent and reasonable. Although our estimates contemplate conditions as of September 30, 2026 and how we expect them to change in the future, it is reasonably possible that actual conditions could be different than anticipated in arriving at those estimates, which could materially affect reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the periods presented.

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

Interest rate sensitivity

The following table quantifies the estimated percent change in GAAP equity, the fair value of our assets, and projected net interest income should interest rates go up or down instantaneously by 25, 50, and 75 basis points, assuming (i) the yield curves of the rate shocks will be parallel to each other and the current yield curve and (ii) all other market risk factors remain constant. These estimates were compiled using a combination of third-party services and models, market data and internal models. All changes in equity, assets, and income are measured as percentage changes from the GAAP equity, assets, and projected net interest income from our base interest rate scenario. The base interest rate scenario assumes spot and forward interest rates existing as of September 30, 2026. Actual results could differ materially from these estimates.

Agency RMBS and Agency-Eligible Loan assumptions attempt to predict default and prepayment activity at projected interest rate levels. To the extent that these estimates or other assumptions do not hold true, actual results will likely differ materially from projections and could result in percentage changes larger or smaller than the estimates in the table below. Moreover, if different models were employed in the analysis, materially different projections could result. In addition, while the table below reflects the estimated impact of interest rate increases and decreases on a static portfolio as of September 30, 2026, our Manager may from time to time sell any of our investments as a part of the overall management of our investment portfolio.

Change in Interest Rates (basis points) (1)	Change in Fair Value as a Percentage of GAAP Equity (2)(3)	Change in Fair Value as a Percentage of Assets (2)(3)	Percentage Change in Projected Net Interest Income (4)
75	(4.5)%	(0.3)%	0.4%
50	(3.0)%	(0.2)%	0.3%
25	(1.5)%	(0.1)%	0.1%
(25)	1.4%	0.1%	(0.3)%
(50)	2.8%	0.2%	(0.6)%
(75)	4.1%	0.3%	(1.0)%
(1)Includes investments held through affiliated entities that are reported as "Investments in debt and equity of affiliates" on our consolidated balance sheet, but excludes AG Arc.
(2)Does not include cash investments, which typically have overnight maturities and are not expected to change in value as interest rates change.
(3)Changes in fair value as a percentage of GAAP equity and assets are inclusive of forward purchase commitments to acquire Non-Agency Loans and Agency-Eligible Loans as of September 30, 2026.
(4)Interest income includes trades settled as of September 30, 2026.

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

We have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2026. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

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

2.1
Agreement and Plan of Merger, dated as of August 9, 2026, by and among TPG Mortgage Investment Trust, Inc., MIT Merger Sub II, LLC, Cherry Hill Mortgage Investment Corporation, Cherry Hill Operating Partnership, LP, and, solely for the limited purposes set forth therein, AG REIT Management, LLC, incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 10, 2026.

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

10.1
Fifth Amendment to Management Agreement, dated as of August 9, 2026, by and between TPG Mortgage Investment Trust, Inc. and AG REIT Management, LLC, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 10, 2026.

10.2
Voting and Support Agreement, dated as of August 9, 2026, by and among Cherry Hill Mortgage Investment Corporation and AG MIT, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 10, 2026.

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

TPG MORTGAGE INVESTMENT TRUST, INC.

November 6, 2026	By:	/s/ THOMAS J. DURKIN
Thomas J. Durkin
Chief Executive Officer and President (principal executive officer)

November 6, 2026	By:	/s/ ANTHONY W. ROSSIELLO
Anthony W. Rossiello
Chief Financial Officer (principal financial officer and principal accounting officer)